Form 10QSB
period 1995-03-31
FLORIDA GAMING CORP
filed 1995-05-11
CIK 312065

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

                                 F O R M 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




                  For the Quarterly Period Ended March 31, 1995


                          Commission file number 0-9099



                           FLORIDA GAMING CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)




       DELAWARE                                                59-1670533
- -------------------------------                             ------------------
(State or other Jurisdiction of                              (IRS Employer
Incorporation or Organization)                             Identification No.)


     1750 SOUTH KINGS HIGHWAY, FT. PIERCE, FLORIDA                 34945-3099
- -------------------------------------------------------------------------------
        (Address of principal executive offices)                   (Zip code)



Registrant's telephone number, including area code         (407)464-7500
                                                   ----------------------------

Former name, former address and former fiscal year, if changed since last report
   N/A
- ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                        YES      X               NO
                            -----------             -----------


3,119,246 shares of the issuer's Common Stock were outstanding as of the latest practicable date, MAY 11, 1995.



Transitional Small Business Disclosure Format:

                                   YES                        NO      X
                                       -----------               ------------

                                 FLORIDA GAMING
                                   CORPORATION

                              INDEX TO FORM 10-QSB


                                                                                         PAGE NUMBER
                                                                                         -----------
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of March 31, 1995 (unaudited) and December 31, 1994. . . . . . . . . . . .    3

Statements of Operations (unaudited) Three Months ended March 31, 1995 and 1994. . . . . . .    5

Statements of Cash Flows (unaudited) Three Months ended March 31, 1995 and 1994. . . . . . .    6

Notes to Financial Statements (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . .    7


Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . .    10


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

PART I.  FINANCIAL INFORMATION

ITEM 1.

                           FLORIDA GAMING CORPORATION
                                 BALANCE SHEETS



                                                                                      March 31,          December 31,
                                                                                        1995                1994
                                                                                     ------------        ------------
ASSETS                                                                               (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,793,508          $1,363,174
  Investment securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --           1,618,250
  Accounts receivable & current portion of notes receivable. . . . . . . . . . .         21,827              20,258
  Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         33,545              22,123
  Prepaid expense and other  . . . . . . . . . . . . . . . . . . . . . . . . . .         19,562               7,387
                                                                                     ------------        ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .      1,868,442           3,031,192

PROPERTY AND EQUIPMENT:

  Land (Notes 2,5, and 9). . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,714,033           1,631,865
  Building and Improvements (Note 5) . . . . . . . . . . . . . . . . . . . . . .      1,837,621           1,799,962
  Furniture, fixtures and equipment (Note 5) . . . . . . . . . . . . . . . . . .        477,987             422,596
                                                                                     ------------        ------------

                                                                                      5,029,641           3,854,423

  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . .       (184,262)           (141,962)
                                                                                     ------------        ------------

                                                                                      4,845,379           3,712,461
                                                                                     ------------        ------------

OTHER NOTES RECEIVABLE, NET. . . . . . . . . . . . . . . . . . . . . . . . . . .          2,993                  --

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        270,432              30,800
                                                                                     ------------        ------------
                                                                                     $6,987,246          $6,774,453

(continued)

                          FLORIDA GAMING CORPORATION
                                BALANCE SHEETS

                                  (continued)


                     LIABILITIES AND STOCKHOLDER'S EQUITY



                                                                                      March 31,          December 31,
                                                                                        1995                1994
                                                                                      ---------          ------------
ASSETS                                                                               (Unaudited)
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  171,938          $  112,125
  Investment margin account. . . . . . . . . . . . . . . . . . . . . . . . . . .             --           1,084,541
  Accrued payroll and related expenses . . . . . . . . . . . . . . . . . . . . .         31,334              15,415
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .        198,228             176,879
  Short-term borrowing and current portion of long-term debt . . . . . . . . . .        176,932             108,385
                                                                                    ------------        ------------

       Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .        578,432           1,497,345

LONG-TERM LIABILITIES
  Long-term portion note payable (Note 6,7 and 10) . . . . . . . . . . . . . . .      1,846,927           1,114,061

STOCKHOLDERS' EQUITY (See Notes 2,4,8 and 9):
     Class A preferred stock, convertible
     to common stock, $.10 par value,
     authorized 1,200,000 shares, 43,664
     shares issued and outstanding, aggregate
     liquidation preference of $477,000 at
     March 31, 1995; 43,664 shares issued and
     outstanding at December 31, 1994, aggregate
     liquidation preferences of $477,000 . . . . . . . . . . . . . . . . . . . .          4,366               4,366
  Common stock, $.10 par value, authorized
     15,000,000 shares, 3,119,246 issued and
     outstanding at March 31, 1995, and
     3,119,246 shares issued and outstanding
     at December 31, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . .        311,924             311,924
  Capital in excess of par value . . . . . . . . . . . . . . . . . . . . . . . .     25,026,362          25,026,362
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (20,780,765)        (21,179,605)
                                                                                    ------------        ------------
     Total stockholders equity . . . . . . . . . . . . . . . . . . . . . . . . .      4,561,887           4,163,047
                                                                                    ------------        ------------

                                                                                     $6,987,246          $6,774,453



   The accompanying notes are an integral part of these financial statements.

                           FLORIDA GAMING CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                 For The Three Months Ended
                                                             March 31, 1995    March 31, 1994
                                                             --------------    --------------
PARI-MUTUEL HANDLE:
Jai-Alai                                                         $3,217,172     $2,362,692
ITW                                                               5,823,788      3,104,030
                                                                 ----------     ----------
      Total Pari-Mutuel Handle                                   $9,040,960     $5,466,722

REVENUE:
Pari-Mutuel Revenues, Net of $79,587 and $95,698,
  in pari-mutuel taxes, through March 31, 1995 &
  March 31, 1994, respectively                                   $1,265,304       $707,766
Admissions, Net of $14,982 and $10,885, of admissions
  and sales tax paid through March 31, 1995 &
  March 31, 1994, respectively                                       51,608         32,670
Food, Beverage and Other                                            347,650        198,014
                                                                 ----------     ----------
      Total Revenues                                              1,664,562        938,450

COSTS AND EXPENSES:
Operating                                                         1,246,563        770,278
General and Administrative                                          189,057         86,485
Depreciation                                                         42,300         17,833
                                                                 ----------     ----------
                                                                  1,477,920        874,596
                                                                 ----------     ----------
Net Income from operations                                          186,642         63,854

OTHER INCOME (EXPENSES)

Interest Income                                                      35,882          6,632
Gain on sale of securities                                          195,939             --
Other (Expense)                                                     (19,623)        (8,333)
                                                                 ----------     ----------
Net Income                                                       $  398,840     $   62,153
                                                                 ----------     ----------
                                                                 ----------     ----------

Earnings per common share                                              $.13           $.04
Weighted average common shares outstanding                        3,119,246      1,634,387
Fully diluted per share earnings (See Note 4)                          $.08           $.01


The accompanying notes are an integral part of these financial statements.

                           FLORIDA GAMING CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                           For the Three Months Ended
                                                                                     March 31, 1995      March 31, 1994
                                                                                     --------------      --------------
Cash flows from operating activities:
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  398,840          $   62,153
Adjustements to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .              42,300              17,833
      Realized Gain on Sale of Marketable Securities . . . . . . . . . . . . . .            (195,939)                 --
   Decrease (increase) in -
      Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . .              (7,183)                 --
      Prepaid and other current assets . . . . . . . . . . . . . . . . . . . . .             (12,175)             57,421
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (239,632)                 --
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (11,422)            (26,867)
      Increase (decrease) in-
           Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .              59,813                  --
           Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .              37,268             196,719
                                                                                          ----------          ----------
               Total adjustments . . . . . . . . . . . . . . . . . . . . . . . .            (326,970)            245,106

           Net cash provided by operating activities . . . . . . . . . . . . . .          $   71,870          $  307,259

Cash flows from investing activities:
           Proceeds from sales and maturities of
           marketable securities . . . . . . . . . . . . . . . . . . . . . . . .           1,814,189                  --
           Capital Expenditures (Note 8) . . . . . . . . . . . . . . . . . . . .          (1,175,218)         (2,597,531)
                                                                                          ----------         -----------

           Net cash provided from (used in) investing activities . . . . . . . .             638,971          (2,597,351)

Cash flows and uses from financing activities:
           Proceeds from payments on notes receivable. . . . . . . . . . . . . .               2,621               4,658
           Net proceeds from borrowing (Note 8). . . . . . . . . . . . . . . . .             801,413           1,000,109
           Repayment of margin account . . . . . . . . . . . . . . . . . . . . .          (1,084,541)                 --
           Stockholders Equity:
           Conversion of Preferred to Common . . . . . . . . . . . . . . . . . .                 ---                  (4)
                                                                                          ----------         -----------

           Net cash used from financing activities . . . . . . . . . . . . . . .          ($ 280,507)         $1,004,763


NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . . . . . .          $  430,334         ($1,285,329)

CASH AND EQUIVALENT AT BEGINNING OF YEAR . . . . . . . . . . . . . . . . . . . .          $1,363,174          $2,033,901
                                                                                          ----------         -----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER. . . . . . . . . . . . . . . . . . .          $1,793,508          $  748,572
                                                                                          ----------         -----------

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $35,661             $13,144
      Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  --                  --



The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995
(UNAUDITED)

(1)  BASIS OF PRESENTATION

The financial statements of Florida Gaming Corporation (the "Company") have been prepared without audit for filing with the Securities and Exchange Commission. The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB.

Certain information and notes have been condensed or omitted pursuant to the rules and regulations of the Commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects all adjustments of a normal recurring nature, which, in the opinion of the Company, are necessary to a fair statement of the results for the periods indicated.

(2)  SIGNIFICANT ACCOUNTING POLICIES

For purposes of these statements, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company's investment in undeveloped land ($1,612,001 at March 31, 1995) is carried at cost and is included with land under property, plant and equipment in the balance sheet.

The Company's inventory, comprising food and beverage products and souvenirs, is stated at the lower of cost or market.

Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company's liability to host tracks for ITW collections totaled $62,955 and are included in accounts payable at March 31, 1995. Unclaimed winnings totaled $108,983 at March 31, 1995.

(3)  INCOME TAXES

The provision for income taxes is based on income for financial statement purposes. Deferred income taxes, which arise from timing differences between the period in which certain income and expenses are recognized for financial reporting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Tax credits are recorded as a reduction in the provision for federal income taxes in the year the credits are utilized.

At December 31, 1994, the Company had net operating loss (NOL) carryforwards of approximately $10,766,000 available to offset future taxable income. This amount includes approximately $3,924,000 representing losses incurred by a former subsidiary while it was owned by the Company. Such losses were reattributed to the Company by agreement in accordance with Section 1.1502-20(g)(1) of the Internal Revenue Code (IRC).

These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2009. However, virtually all of the Company's NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $95,000 per fiscal year under section 382 of the IRC. Operating losses of approximately $386,000 are not subject to the Section 382 limitation.

(4)  INCOME PER COMMON SHARE

The income per common share was calculated based upon net income and the weighted average number of outstanding common shares (3,119,246 and 1,634,387 for the three months ended March 31, 1995, and 1994, respectively). Options and warrants were included in the computations of income per share on a fully diluted basis for both periods. Weighted average equivalent shares on a fully diluted basis for the three months ended March 31, 1995 were 4,718,320 shares, consisting of 74,250 options held by two former directors, 10,000 in options held by Director Ron Perella, 9,824 shares of equivalent converted Preferred Class A Stock, 175,000 in options held by directors and an executive officer under Nonqualified Stock Option Plans, 1,330,000 in options held by Freedom Financial Corporation, and the 3,119,246 weighted average common shares. Weighted average equivalent shares on a fully diluted basis for the three months ended March

31, 1994 were 4,110,325 shares, consisting of 74,250 options held by two former directors, 10,000 in options held by Director Ron Perella, 9,936 shares of equivalent converted Preferred Class A Stock, the 651,752 warrants held by Sports Tech (that have since been exercised), 2,030,000 in options held by Freedom Financial Corporation and the 1,634,387 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

(5)     FT. PIERCE ACQUISITION

As set forth in its Report on Form 8-K dated February 1, 1994, Florida Gaming received approval from the Florida Department of Business Regulation to transfer the pari-mutuel permit for the Ft. Pierce, Florida, Jai-Alai and Inter-Track Wagering facility (the "Fronton"), and also closed the purchase transaction that date. The business consists of, among other things, live jai-alai, inter-track pari-mutuel wagering and the sale of food and alcoholic beverages.

Common stock issued to the seller (WJA Realty, LTD.) was valued at 2 and 3/16 (the closing price of the Company's common stock as of the transaction date). The Company also purchased certain inventories and assumed certain pari-mutuel liabilities to patrons as part of the transaction.

(6)    PREFERRED STOCK

The Company's Class A preferred stock bears annual dividends at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. There were no accrued or unpaid dividends on Class A preferred stock as of March 31, 1995 and December 31, 1994.

Each share of Class A preferred is convertible into .225 shares of common stock at the holder's option. At March 31, 1995 and Deember 31, 1994, there were 43,664 shares of Class A preferred outstanding convertible into 9,824 shares of common stock. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share plus accrued dividends, prior to any distribution to holders of commons stock.

(7)   RELATED PARTY TRANSACTIONS

On August 26, 1994, Freedom Financial Corporation exercised its option in part to purchase 400,000 shares of the Company's common stock at an exercise price of $1.25 per share. On October 12, 1994, Freedom exercised its option to acquire an additional 300,000 shares. These purchases resulted in approximately $875,000 in additional equity capital for the Company. Freedom retains an option to purchase 1,330,000 shares at an exercise price of $1.25 per share.
See also Note (8) Commitments and Contingencies - Casino America.

The Company has various non-qualified stock option plans and agreements which grant options with Board approval to employees, officers, and directors. Under each plan or agreement, the exercise price for each option granted must be at least 100% of the fair market value of the Company's common stock on the date the option is granted.

Under three separate agreements during fiscal 1993 the Company entered into stock option agreements with an independant director and two former directors of the Company whereby the Company granted to these individuals non-qualified options to purchase an aggregate 84,250 shares of the Company's common stock at an exercise price of $2.50 per share. These options are currently exerciseable, expire December 31, 1997, and include certain registration rights for all shares issued upon exercise.

On April 21, 1994, the Company adopted a new Nonqualified Stock Option Plan, subject to shareholder approval, under which options up to an amount equal to 5% of the Company's issued and outstanding shares of Common Stock can be issued to the Company's non-director employees. On April 21, 1994, pursuant to this plan options for 50,000 shares of Common Stock were granted to the Company's Executive Vice-President (prior to his becoming a director) and options for 25,000 shares were granted to the Company's Chief Financial Officer, each with an exercise price per share of $7.50.

During August, 1994, the Company initiated a new stock option plan for directors pursuant to which each current and future director will receive a one-time grant of options of 25,000 Common Shares. Options for 150,000 shares were granted under this plan in 1994. The option prices for these shares are the market value at the respective dates of grant (range of $5.50 to $5.75 in 1994). The options are not exercisable until one year from the date of election to the Board.

On November 7, 1994, the Board of Directors granted the Company's Chief Financial Officer an option to purchase an additional 25,000 shares of common stock at an exercise price of $5.50 per share, exercisable one year from the date of grant.

(8)   COMMITMENTS AND CONTINGENCIES

On May 13, 1994, American Jai-Alai, Inc. ("American Jai-Alai") filed suit in the Circuit Court of the Fifteenth Circuit in Florida, Palm Beach County, against the Company. American Jai-Alai alleges that in August 1993 the Company entered into a contract with American Jai-Alai that American Jai-Alai would manage the Fronton if the Company acquired it. American Jai-Alai alleges that the Company and American Jai-Alai agreed to enter into a five-year renewable management contract pursuant to which American Jai-Alai would guarantee a $480,000 annual payment to the Company, $270,000 of the Fronton's net operating income above $480,000 would be paid to the Company, with American Jai-Alai receiving 25% of all net operating income above $750,000 annually. In addition, American Jai-Alai alleges that it has a first right of refusal if the Company desires to sell the Fronton at anytime during the alleged management contract. American Jai-Alai also alleges that the Company granted it an option to purchase 100,000 shares of Common Stock at $2.50 throughout the alleged management contract, but not to exceed 1997. In addition, American Jai-Alai alleges that the Company agreed to pay American Jai-Alai 25% of any profit realized from the sale of the Fronton, if such sale was not to American Jai-Alai pursuant to its alleged right of first refusal. In the Complaint, American Jai-Alai alleges, among other claims, breaches of fiduciary duty, breach of contract and fraud. On May 20, 1994, counsel for American Jai-Alai stated that American Jai-Alai was exercising its alleged right to purchase the 100,000 shares of Common Stock for $2.50. The
Company has not issued any shares of Common Stock pursuant to this demand.   The
Company has filed an Answer to the Complaint and also filed a motion to move the suit from Palm Beach County to St. Lucie County, which was granted by the circuit court. The Company denies the allegations and believes that this proceeding is not likely to result in an adverse judgement that is material to the results of its operations and financial condition.

On December 16, 1994, General Realty and Finance Co. filed suit in Palm Beach County against the Company alleging a breach of a commission agreement for the purchase of the Ft. Pierce Jai Alai fronton. The Complaint was filed on December 16, 1994, and a Motion to Transfer Venue was filed January 30, 1995, seeking to have venue transferred to St. Lucie County. The Company has previously paid out a commission to Ronald Hayes and has attempted to pay the principal of General Realty, Ed Fielding, for a commission; Mr. Fielding initially rejected payment. The Company denies the allegations and believes the proceedings are not likely to result in an adverse judgement that is material to the results of this operation and financial condition.

On October 4, 1994, the Company entered into a letter of intent dated October 4, 1994 (the "Letter of Intent") with Casino America, Inc. ("Casino America") to form a Joint Venture (the "Joint Venture") to build and operate a casino at the Fronton. Casino America owns and operates three riverboat and dockside casinos located in Mississippi and Louisiana. If the Joint Venture is formed before passage of an amendment to the Florida Constitution to permit casino gaming at the Company's Fronton in Fort Pierce, Florida, the Company will contribute its interest in the Fronton to the Joint Venture with a credit to its joint venture capital account of $5,000,000. Casino America will contribute up to $2,500,000, as needed, to construct a 100,000 square foot indoor facility suitable for a casino or flea market. If casino gaming is not permitted in Florida within six years, Casino America has a continuing option to convert the money contributed to the Joint Venture to a promissory note from the Joint Venture payable in equal payments over a ten year period with interest at 8% per annum. If casino gaming is permitted at the Fronton within six years, the value of the assets contributed by the Company to the Joint Venture will be adjusted to increase the Company's capital account up to $22,500,000. Casino America would fund its capital account on an as needed basis up to $22,500,000. All profits and losses of the Joint Venture will be allocated between the partners based upon capital accounts.

The Letter of Intent provides that Casino America will be the manager of the casino and all casino-related improvements. The Company will manage the operation of the jai-alai fronton, inter-track wagering and all other non-casino related activities. Each corporation will receive a management fee based on costs. The Letter of Intent provides that Casino America has the exclusive right to enter into a Joint Venture with the Company for six years and Casino America has a right of first refusal to enter into other potential gaming opportunities in Florida with the Company for such period and during the term of the Joint Venture. The formation of the Joint Venture is subject to certain conditions, including the satisfactory completion of due diligence by Casino America, the receipt of all required regulatory approvals, the approval of each partner's board of directors, the execution of a definitive joint venture agreement, and the approval of the Company's stockholders, if required by law. If no definitive Joint Venture agreement is executed by March 31, 1995, and the Letter of Intent is not extended by either party no later than June 30, 1995, either party may terminate discussion in connection with the Joint Venture and neither party shall have any liability to the other, except as otherwise specified in the Letter of Intent. No definitive Joint Venture agreement has yet been executed and by letter dated March 21, 1995, Casino America has extended the period of time to June 30, 1995.

Freedom Financial Corporation ("Freedom") has informed the Company that Casino America has purchased 22,500 shares of Freedom's 7% Series AA Mandatorily Redeemable Preferred Stock (the "Freedom Preferred Stock"). The Freedom Preferred Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and possible passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Freedom Preferred Stock is convertible into a minimum of 150,000 shares and a maximum of 300,000 shares of the Common Stock. On October 12, 1994, Freedom purchased 300,000 shares of Common Stock from the Company by partial exercise of its option to purchase up to 1,630,000 shares (at that date) of the Company's Common Stock at an exercise price of $1.25 per share. In addition to its remaining option to purchase 1,330,000 shares of the Company's Common Stock, Freedom now owns directly 1,339,480 shares of the Company's 3,119,246 shares of issued and outstanding Common Stock.

In connection with the purchase of certain real estate described in Note 9, the Company issued 47,336 shares of its $.10 par value stock having a quoted market value of $3.10 on the date of issue.

In the course of its business, the Company has had numerous discussions, and continues to have discussions, regarding joint ventures and business combinations related to the pari-mutuel and gaming industry, including the acquisition of other jai-alai frontons. No assurances can be given about the likelihood or timing of any such transaction. The Company has entered into certain arrangements with potential co-venturers to explore possible opportunities for gaming ventures. In connection with one such project, the Company has agreed, contingent upon another co-venturer's procurement of approval from regulatory authorities of an application to qualify to operate a gaming venture and of a business plan and site for the venture, to provide up to $15 million in financing to construct a gaming facility. The Company may terminate this arrangement upon its sole discretion, if it determines the project is no longer feasible. There can be no assurance that the conditions to the Company's obligations will be met. The Company has retained consultants and other advisors to assist the Company in the evaluation of the proposed project and has financed certain organizational costs of the venture. These organizational costs totaled approximately $259,000 as of March 31, 1995. The Company's retention of consultants and other advisors requires the payment of $15,000 per month through the date of termination of the above-described agreements.


(9)   LAND ACQUISITION

In addition to the purchase of the Ft. Pierce Jai Alai, on November 3, 1994, the Company made three other purchases of undeveloped land during 1994. The three purchases comprised approximately 20 acres, all of which are adjacent to the Jai Alai property. The amounts paid for this property totaled $529,864 including debt assumptions, cash payments,and the issuance of 47,336 shares of the Company's common stock.

In January 1995, the Company acquired an additional 79 acres of undeveloped land adjacent to its other properties in Florida at a cost of $1,082,000 through cash payments of $237,000 and the issuance of first mortgage debt of $845,000. The $845,000 consists of three separate mortgages with interest rates from 8% to 9.5%, each with a balloon payment due in January, 2000. In aggregate these ballon payments total approximately $740,000. The Company's plans for this additional property held for future expansion are still in the formative stages and could include the construction of a flea market and the expansion of ITW facilities. The possibilities of billboards along the Interstate 95 right of way, a recreational vehicle park, and a golf driving range have also been discussed.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

On February 1, 1994, Florida Gaming Corporation (the "Company") acquired a jai-alai and inter-track wagering facility in Ft. Pierce, Florida, (the "Fronton"). The business consists of, among other things, live jai-alai, inter-track pari-mutuel wagering and the sale of food and alcoholic beverages. The total consideration for the purchase consisted of $1,500,000 cash, a ten-year promissory note in the amount of $1,000,000, secured by a first mortgage, and 200,000 shares of the Company's common stock.

The Company has continued the program of refurbishing and remodeling the facility, which began last year and anticipates further updating the layout of the inter-track wagering ("ITW") areas, lobbies, restrooms and food or beverage
service areas.   It is the Company's goal to provide a clean, bright, and
comfortable facility where patrons can enjoy themselves and participate in honest gaming in a quality environment. As to live jai-alai, it is the Company's intention to provide a balanced roster that can provide entertainment and sport for the patron while operating within financial parameters. While ITW will be conducted year round, management plans on running the live jai-alai season December through April when more tourists and winter residents are in the area.

An important element of the Company's business plan for the Fronton is the use of radio, including live remote broadcasts, television, billboards, newspapers and magazines and other possible promotions. The management of the Company also anticipates that it will increase the Fronton's visibility in the marketplace by causing the Fronton to become a more integral part of the Ft. Pierce and surrounding business and social communities through community involvement. Through word-of-mouth and involvement in the community, the Company expects that it will be possible to better inform the people in surrounding areas of the pari-mutuel opportunities at the Fronton.

The Company entered into a letter of intent dated October 4, 1994 (the "Letter of Intent") with Casino America, Inc. ("Casino America") to form a joint venture (the "Joint Venture") to build and operate a casino at the Fronton, if permitted by Florida law within the next six years. The Letter of Intent provides that Casino America would be the manager of the casino and all casino-related improvements. The Company would continue to manage the operations of the jai-alai fronton, inter-track wagering and all other non-casino related activities. Each corporation would receive a management fee based on costs. The Letter of Intent provides that Casino America has the exclusive right to enter into a Joint Venture with the Company for six years and Casino America has a right of first refusal to enter into other potential gaming opportunities in Florida with the Company for such period and during the term of the Joint Venture. The formation of the Joint Venture is subject to certain conditions, including the satisfactory completion of due diligence by Casino America, the receipt of all required regulatory approvals, the approval of each partner's board of directors, the execution of the definitive Joint Venture agreement, and the approval of the Company's stockholders, if required by law. The Letter of Intent provides that if no definitive Joint Venture agreement is executed by March 31, 1995, and the Letter of Intent is not extended by either party no later than June 30, 1995, either party may terminate discussions in the connection with the Joint Venture and neither party shall have any liability to the other, except as otherwise specified in the Letter of Intent. No definitive Joint Venture agreement has yet been executed and by letter dated March 21, 1995, Casino America has extended the period of time to June 30, 1995.

RESULTS OF OPERATIONS -- FIRST QUARTER 1995 COMPARED WITH 1ST QUARTER 1994

During the quarter ended March 31, 1995, the Company's operations reflects three months' operation of live Jai-Alai performances at the Fronton and a full
schedule of inter-track wagering.   The live Jai-Alai season ends April 29,
1995, with the next season scheduled to begin December 5, 1995 and end April 27, 1996. Because the Company acquired the Fronton on February 1, 1994, revenues and expenses related to the operation of live Jai-Alai and inter-track wagering at the Fronton for the first quarter of 1994 included only the period February 1, 1994 through March 31, 1994. The Fronton typically remains open for inter-track wagering year round.

The Company's pari-mutuel handles for the three months ended March 31, 1995, and March 31, 1994, were $9,040,960, and $5,466,722, respectively. These consisted of $3,217,172 in live Jai-Alai wagering and $5,823,788 in ITW handle, for the three months ended March 31, 1995, and $2,362,692 in live Jai-Alai wagering and $3,104,030 in ITW handle for the three months ended March 31, 1994. The $3,574,238 increase in total handle consisted primarily of $2,711,266 in handle attributable to January 1995 (during the 1994 season $2,601,324 in handle was processed by the prior owner of the facility.) The remaining increase was primarily attributable to the increase in ITW handle and commission rate. The Company's pari-mutuel revenues net of state pari-mutuel taxes, for the three months ended March 31, 1995 and 1994 were $1,265,304 and $707,776, respectively. Of the $1,265,304, $560,945 was attributable to commissions on inter-track wagering and $704,359, was attributable to live Jai-Alai. Of the $707,776, $234,124, was attributable to commissions on inter-track wagering and $473,642, was attributable to live Jai-Alai. The $230,717 increase in revenue from jai-alai wagering was the result of an extra month of operation during the three months ended March 31, 1995, as compared to the three months ended March 31, 1994, an increase in average handle per jai-alai performance and lower pari-mutuel taxes and daily license fees. The $326,821 increase in ITW commission was also the result of the extra month of operation, and an annualized increase in handle of approximately 26% and approximately a 2% increase in the Company's commission on ITW wagering.

Admissions income for the three months ended March 31, 1995 increased $18,938 to $52,608 from $32,670, for the three months ended March 31, 1994, net of state taxes. This increase was primarily the result of the extra month of operation during the first quarter of 1995. Food, beverage and other income for the three months ended March 31, 1995 and March 31, 1994, were $347,650 and $198,014, respectively. The $149,636 increase in these revenues was also primarily the result of the additional month of operation, but also the expansion of food and beverage service.

The Company's general and administrative expenses were $189,057 and $86,485 for the three months ended March 31, 1995 and March 31, 1994, respectively. The increase of $102,572 in general and administrative costs resulted principally from costs associated with the operation of the Fronton for the additional month of operation, including a $46,630 increase in advertising and promotion expenses.

The Company's operating expenses for the three months ended March 31, 1995 and March 31, 1994, were $1,246,563 and $770,278, respectively. Depreciation expense for the three months ended March 31, 1995, and March 31, 1994, were $42,300 and $17,883, respectively, for an increase of $24,467. The increase in depreciation expense is attributable to capital improvements made during 1994 and the additional one month ownership of the Fronton during 1995. The $476,285 increase in operating expenses was primarily attributable to the additional month of operation during the live jai-alai season in 1995. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the three month ending March 31, 1995 and March 31, 1994, were $412,667 and $257,583 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $124,832, for the three months ended March 31, 1995, compared to $78,422 for three months ended March 31, 1994. The $46,410 increase is attributable to an expanded ITW schedule and equipment upgrades along with the extra month of operation. Utilities expense totaled $30,097 and $30,464 respectively, for the three months periods ended March 31, 1995 and March 31, 1994. Program costs totaling $51,272 and $44,562, respectively, are also included in the total operating expenses for the three month periods ended March 31, 1995 and 1994. Interest expense totaled $41,162 and $13,144, for the three months periods ended March 31, 1995 and March 31, 1994, respectively. The $28,018 increase in interest expense is attributable to the financing of recent land acquisitions adjacent to the Fronton, as well as, an extra month's interest on the purchase mortgage. Operating expenses, including payroll costs, for the bar, restaurant and concessions were $160,617 and $100,234 for the three month periods which ended March 31, 1995 and March 31, 1994, respectively. Operating payrolls and related costs totaled $323,789 and $196,068 for the three month periods ended March 31, 1995 and March 31, 1994, respectively, excluding player costs and payroll costs included in the bar, restaurant and concessions areas. Operating payrolls and related costs also include costs related to repairs and maintenance to the Fronton.

The Company had net interest and dividend income of $35,882 and $6,632 for the three months ended March 31, 1995 and March 31, 1994, an increase of $29,250. The increase in interest and dividend income primarily was the result of a

$26,250 dividend received on a short term investment in bank holding company common stock which was sold during the quarter. The balance of the increase was due to an increase of funds invested in short term cash equivalent funds due to the additional equity capital that was injected in 1994.

The Company had a net realized gain on the sale of securities of $195,939 for the quarter ended March 31, 1995. There were no gains on sale of securities for the quarter ended March 31, 1994. The $195,939 gain resulted from the sale of of bank holding company common stock which the Company had invested in on a short term basis for a dividend yield. These shares were purchased in December 1994 and sold in February 1995.

Other expenses were $19,623 and $8,333 for the three months ended March 31, 1995 and March 31, 1994, respectively. The $19,623 were legal costs paid in connection with litigation (see Note 8) during the first quarter of 1995. The $8,333 expensed during the first quarter 1994 were costs associated with an effort to put a casino referendum on the November 1994 Florida Ballot.

At December 31, 1994, the Company had approximately $480,000 in net operating loss carryforwards (net of IRC section 382 limitations due to the change of control that occurred in March 1993). Thus there was no provision for Federal income taxes for the quarter ended March 31, 1995. Also, net operating loss carryforwards eliminated the need for tax accrual for the first quarter of 1994.

The Company had a net income of $398,840, or $0.13 per common share, for the three months ended March 31, 1995, and a net income of $62,153, or $0.04 per common share, for the three months ended March 31, 1994. The increase in net income of $336,687, for the quarter ended March 31, 1995 was primarily caused by the factors discussed above. The first quarter of 1995 included an extra month of wagering on both live jai-alai and ITW performances, the result of the
acquisition of the Fronton on February 1, 1994.   The first quarter of 1995,
also included $195,939 realized gain on sale of the securities as described above. The handle and take-out or commission rate on ITW, also increased significantly during the first quarter 1995.

House Bill 2813, now know as Chapter 94-328, Laws of Florida reduced the pari-mutuel tax rate on gross jai-alai handle from 7.1 to 5%, with the first $30,000 of handle per performance continuing to be exempt from taxes, and reduced the daily license fees paid per game from $80 to $40. These changes in pari-mutuel taxes and fees, first affected the Company's financial results during the first quarter of 1995.

In addition, in January 1995, the Company acquired three parcels of land contiguous to the original Fronton property comprising approximately 79 acres for $1,082,136. The total acreage surrounding the facility is currently approximately 134 acres including the parking lot. The Company's plans for this additional property held for future expansion are still in the formative stages and could include the construction of a flea-market and the expansion of ITW facilities. The possibilities of billboards along the Interstate 95 right of way, a recreational vehicle park, and golf driving range have also been discussed.

LIQUIDITY AND CAPITAL RESOURCES

The balance of the Company's cash and cash equivalents at March 31, 1995, was $1,793,508. At March 31, 1995, the Company had working capital of $1,290,010, a decrease of $243,837 from $1,533,847 at December 31, 1994. The decrease was primarily the result of the sale of $1.6 million in margined bank holding company securities; although the Company booked a $195,939 gain, this transaction resulted in an approximately $338,000 decrease in working capital because of the decrease in leverage that occurred when the margin account was repaid. The net change in working capital other than the transaction described above, was primarily the result of funds provided by operations.

During the three months ended March 31, 1995, net cash provided by the Company's operating activities was $71,870. The Company's continuing operating expenses consisted principally of office expenses, general administrative expenses, and operating expenses associated with jai-alai and ITW operations. Principal revenues were from net commissions on pari-mutuel wagering on live jai-alai, commission on ITW events, and food and beverage sales. The Company expects net cash flows from the operation of current business activities will be adequate to meet operational needs.

During the three months ended March 31, 1995, cash flow provided from investing activities was $638,971, the result of the $1,814,189 securities sale and net of $1,175,218 in capital expenditures. The bulk of capital expenditures, approximately $1,082,000, was related to the recent land acquisitions described earlier.

During the three months ended March 31, 1995, cash flow used from financing activities was $289,507. Cash flow used in financing activities consisted primarily of the $1,084,541 repayment of the margin account and net of approximately $801,000 in borrowings. The $801,000 in borrowings were the result of the recent land acquisitions.

In the course of its business, the Company has had numerous discussions, and continues to have discussions, regarding joint ventures and business combinations related to the pari-mutuel and gaming industry, including the acquisition of other jai-alai frontons. No assurances can be given about the likelihood or timing of any such transaction. The Company has entered into certain arrangements with potential coventurers to explore possible opportunities for gaming ventures. In connection with one such project, the Company has agreed, contingent upon another coventurer's procurement of approval from regulatory authorities of an application to qualify to operate a gaming venture and of a business plan and site for the venture, to provide up to $15 million in financing to construct a gaming facility. The Company may terminate this arrangement upon its sole discretion, if it determines the project is no longer feasible. There can be no assurance that the conditions to the Company's obligations will be met. The Company has retained consultants and other advisors to assist the Company in the evaluation of the proposed project and has financed certain organizational costs of the venture. These organizational costs totaled approximately $259,000 as of March 31, 1995. The Company's retention of consultants and other advisors requires the payment of $15,000 per month through the date of termination of the above-described agreements. See Note 8 to the unaudited financial statements.

The Company believes that its present financial condition provides adequate capital reserves and liquidity. In addition, per the stock purchase agreement between the Company and Freedom Financial Corporation, Freedom may provide additional capital investment in the Company by exercising Freedom Financial Corporation's option to purchase 1,330,000 shares of common stock of the Company.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          See Note 8 to Unaudited Financial Statements contained herein.


Item 2.   Changes in Securities.
          ----------------------

          None

Item 3.   Defaults upon Senior Securities.
          --------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          None

Item 5.   Other Information.
          ------------------

          None

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)   List of Exhibits Filed.
                -----------------------

           Not applicable.

          (b)   Reports on Form 8-K.
                --------------------

                Not applicable.

                           FLORIDA GAMING CORPORATION

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           FLORIDA GAMING CORPORATION
                                       ---------------------------------
                                                   (Registrant)


Date:     May 11, 1995                      By:    W.B. COLLETT
                                                -------------------------------
                                                W.B. Collett
                                                Chairman of the Board and Chief
                                                Executive Officer
                                                (Principal Executive Officer)




Date:     May 11, 1995                      By:  TIMOTHY L. HENSLEY
                                               --------------------------------
                                               Timothy L. Hensley
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)