Form 10-Q
period 1995-06-30
FLORIDA GAMING CORP
filed 1995-08-14
CIK 312065

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

                                 F O R M  10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




                  For the Quarterly Period Ended June 30, 1995


                          Commission file number 0-9099



                           FLORIDA GAMING CORPORATION
             (Exact name of registrant as specified in its charter)




                 DELAWARE                              59-1670533
     -------------------------------               ------------------
     (State or other Jurisdiction of                 (IRS Employer
      Incorporation or Organization)               Identification No.)


          1750 South Kings Highway, Ft. Pierce, Florida     34945-3099
     ------------------------------------------------------------------
         (Address of principal executive offices)            (Zip code)

     Registrant's telephone number, including area code  (407)464-7500


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

                  YES    X               NO
                      -------               -----


3,121,137   shares of the issuer's Common Stock were outstanding as of the latest practicable date, August 14, 1995.


Transitional Small Business Disclosure Format:

                  YES                      NO   X
                      -----                   -----

                              FLORIDA GAMING
                               CORPORATION

                           INDEX TO FORM 10-QSB

                                                                                               PAGE NUMBER
                                                                                               -----------

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of June 30, 1995 (unaudited) and December 31, 1994..........................      3

Statements of Operations (unaudited) three and six months ended June 30, 1995 and 1994........      5

Statements of Cash Flows (unaudited) three and six months ended June 30, 1995 and 1994........      6

Notes to Financial Statements (unaudited).....................................................      7

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations...............................................     10

PART II.  OTHER INFORMATION...................................................................     14

SIGNATURES....................................................................................     15


PART I.  FINANCIAL INFORMATION

ITEM 1.

                           FLORIDA GAMING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                        June 30,         December 31,
                                                                          1995               1994
                                                                     ---------------     --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . .     $1,501,527          $1,363,174
       Investment securities . . . . . . . . . . . . . . . . . . . .             --           1,618,250
       Accounts receivable & current portion of notes receivable . .         25,655              20,258
       Inventory . . . . . . . . . . . . . . . . . . . . . . . . . .         22,033              22,123
       Prepaid expense and other . . . . . . . . . . . . . . . . . .         13,145               7,387
                                                                     ---------------     --------------
              Total current assets . . . . . . . . . . . . . . . . .      1,562,360           3,031,192

PROPERTY AND EQUIPMENT:

       Land (Notes 2,5, and 9) . . . . . . . . . . . . . . . . . . .      2,715,533           1,631,865
       Building and Improvements (Note 5)  . . . . . . . . . . . . .      1,849,167           1,799.962
       Furniture, fixtures and equipment (Note 5)  . . . . . . . . .        492,945             422,596
                                                                     ---------------     --------------
                                                                          5,057,645           3,854,423

       Less accumulated depreciation . . . . . . . . . . . . . . . .       (226,562)           (141,962)
                                                                     ---------------     --------------
                                                                          4,831,083           3,712,461

OTHER NOTES RECEIVABLE, NET  . . . . . . . . . . . . . . . . . . . .             --                  --

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .        355,807              30,800
                                                                     ---------------     --------------
                                                                         $6,749,250          $6,774,453
                                                                     ---------------     --------------
                                                                     ---------------     --------------


(continued)

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS

(continued)



LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   June 30,           December 31,
                                                                                     1995                 1994
                                                                               ---------------      --------------

CURRENT LIABILITIES:
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .           $    119,871        $  1,196,666
       Accrued payroll and related expenses . . . . . . . . . . . . . .                 16,078              15,415
       Other accrued expenses . . . . . . . . . . . . . . . . . . . . .                164,427             176,879
       Short-term borrowing and current portion of long-term debt . . .                121,143             108,385
                                                                               ---------------      --------------
            Total current liabilities . . . . . . . . . . . . . . . . .                421,519           1,497,345

LONG-TERM LIABILITIES
       Long-term portion note payable (Note 6,7 and 10) . . . . . . . .              1,840,170           1,114,061

STOCKHOLDERS' EQUITY (See Notes 2,4,8 and 9):
       Class A preferred stock, convertible
          to common stock, $.10 par value,
          authorized 1,200,000 shares, 43,664
          shares issued and outstanding, aggregate
          liquidation preference of $477,000 at
          June 30, 1995; 43,664 shares issued and
          outstanding at December 31, 1994, aggregate
          liquidation preferences of $477,000  . . . . . . . . . . . . .                 4,366               4,366
       Common stock, $.10 par value, authorized
          15,000,000 shares, 3,119,246 issued and
          outstanding at June 30, 1995, and
          3,119,246 shares issued and outstanding
          at December 31, 1994 . . . . . . . . . . . . . . . . . . . . .               311,924             311,924
       Capital in excess of par value  . . . . . . . . . . . . . . . . .            25,026,362          25,026,362
       Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .           (20,855,091)        (21,179,605)
                                                                               ---------------      --------------
          Total stockholders equity. . . . . . . . . . . . . . . . . . .             4,487,561           4,163,047
                                                                               ---------------      --------------
                                                                                  $  6,749,250        $  6,774,453
                                                                               ---------------      --------------
                                                                               ---------------      --------------

   The accompanying notes are an integral part of these financial statements.

                           FLORIDA GAMING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      For The Three Months Ended         For The Six Months Ended
                                                      --------------------------         ------------------------
                                                                       (Note 10)                        (Note 10)

                                                     June 30            June 30          June 30          June 30
                                                      1995               1994             1995              1994
                                                   ----------        ----------        -----------     ----------
HANDLE:

Jai-Alai                                           $  966,672        $1,117,565          4,183,844     $3,480,257
ITW                                                 4,727,713         4,160,780         10,551,501      7,264,810
                                                   ----------        ----------        -----------     ----------
     Total Pair-Mutuel Handle                       5,694,385         5,278,345         14,735,345     10,745,067
                                                   ----------        ----------        -----------     ----------
                                                   ----------        ----------        -----------     ----------
REVENUE:
Pari-Mutuel Revenues, net of $22,586,              $  689,012        $  586,859         $1,954,316     $1,294,625
 $48,691, $102,173 and $144,384 pari-
 mutuel taxes paid to the State of
 Florida, respectively

Admissions, net of $5,598, $6,244, $20,580,            36,875            31,652             88,483         64,322
 and $17,129 of Admissions & sale taxes paid
 to the State of Florida, respectively

Food, Beverage and Other                              193,036           157,975            540,686        355,989
                                                   ----------        ----------        -----------     ----------
     Total Revenues                                   918,923           776,486          2,583,485      1,714,936
                                                   ----------        ----------        -----------     ----------
                                                   ----------        ----------        -----------     ----------


COSTS AND EXPENSES:
Operating                                             733,189           692,460          1,979,752      1,462,738
General and Administrative                            210,703           166,943            399,760        253,428
Depreciation                                           42,300            24,000             84,600         41,833
                                                   ----------        ----------        -----------     ----------
     Total Costs and Expenses                         986,192           883,403          2,262,112      1,757,999
                                                   ----------        ----------        -----------     ----------
     Net Income (loss) from operations                (67,269)         (106,917)           119,372        (43,063)

OTHER INCOME (EXPENSES):
Interest Dividend Income, net                          16,129             2,479             52,011          9,111
Gain (loss) on net sale of assets                          --           (14,669)                --        (14,669)
Realized gain on Marketable Sec.                           --                --            195,939             --
Other (Expense)                                       (23,186)           (5,730)           (42,809)       (14,063)
                                                   ----------        ----------        -----------     ----------
     Net Income (Loss)                              $ (74,326)       $ (124,837)        $  324,514      $ (62,684)
                                                   ----------        ----------        -----------     ----------
                                                   ----------        ----------        -----------     ----------

Earnings (loss) per common share                        $(.02)            $(.07)              $.10         ($.04)
 (See Note 7)

Weighted average common shares outstanding          3,119,246         1,684,998          3,119,246     1,659,832
 (See Note 7)

Fully diluted per share earnings (See Note 7)             N/A               N/A               $.07           N/A


The accompanying notes are an integral part of these financial statements.

                          FLORIDA GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                                     For the Six Months Ended

                                                                     June 30,        June 30,
                                                                       1995            1994
                                                                    -----------   -----------
Operating activities:
Net Income ........................................................   $ 324,515   $   (62,684)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization.................................      84,600        41,833
     Loss on sale of assets........................................          --        14,669
Realized gain on sale of marketable securities.....................    (195,939)           --
  Decrease (increase) in -
     Accounts receivable, net......................................     (10,705)       (8,481)
     Prepaid and other current assets..............................      (5,758)      (43,587)
     Other assets..................................................    (325,007)           --
Inventories........................................................          90       (19,601)
     Increase (decrease) in -
       Accounts payable............................................       7,746        (3,950)
       Accrued expenses............................................     (11,789)      195,277
                                                                    -----------   -----------
          Total adjustments........................................    (456,762)      176,160

       Net cash provided (used) by operating activities               ($132,248)    $ 113,476

Investing activities:
     Proceeds from sale of assets..................................          --        95,000
     Proceeds from sales and maturities of
     marketable securities.........................................   1,814,189            --
     Capital Expenditures (Note 8).................................  (1,203,222)   (2,898,998)
                                                                    -----------
     Net cash provided from (used in) investing activities.........     610,967    (2,803,998)

Financing activities:
     Proceeds from payments on notes receivable....................       5,308         7,352
     Net proceeds from borrowing (Note 8)..........................     845,132     1,035,265
     Repayment of borrowings.......................................    (106,266)           --
     Repayment of margin account...................................  (1,084,541)
     Stockholders Equity:
     Conversion of Preferred to Common and Preferred Dividend Payments       --           (71)
                                                                    -----------   -----------
     Net cash provided (used) from financing  activities...........   ($340,367)   $1,042,546

NET INCREASE (DECREASE) IN CASH....................................  $  138,353   ($1,647,976)

CASH AND EQUIVALENT AT BEGINNING OF YEAR...........................  $1,363,174    $2,033,901
                                                                    -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF QUARTER........................  $1,501,527    $  385,925
                                                                    -----------   -----------
                                                                    -----------   -----------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest......................................................     $79,423       $13,693
     Income Taxes..................................................          --            --


  The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1995
(UNAUDITED)

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

The Company's investment in undeveloped land ($1,612,001 at June 30, 1995) is carried at cost and is included with land under property, plant and equipment in the balance sheet.

The Company's inventory, comprising food and beverage products and souvenirs, is stated at the lower of cost or market.

Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company's liability to host tracks for ITW collections totaled $36,409 and are included in accounts payable at June 30, 1995. Unclaimed winnings totaled $83,462 at June 30, 1995.

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

(4)  INCOME PER COMMON SHARE

The net income (loss) per common share was calculated based upon net income and the weighted average number of outstanding common shares (3,119,246 for the three and six months ended June 30, 1995, respectively, 1,684,998 for the quarter ended June 30, 1994, and 1,659,832 for the six months ended June 30,
1994). Options and warrants were included in the computations of income per share on a fully diluted basis for the six months ended June 30, 1995. Weighted average equivalent shares on a fully diluted basis for the six months ended June 30, 1995 were 4,752,320 shares, consisting of 74,250 options held by two former directors, 44,000 in options held by Vice President Ron Perella, 9,824 shares of equivalent converted Preferred Class A Stock, 175,000 in options held by directors and an executive officer under Nonqualified Stock Option Plans, 1,330,000 in options held by Freedom Financial Corporation, and the 3,119,246 weighted average common shares. Options and warrants were not considered in the computations of loss per share for the other periods presented herein as they were anti-dilutive.

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

(6)  PREFERRED STOCK

The Company's Class A preferred stock bears annual dividends at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. There were no accrued or unpaid dividends on Class A preferred stock as of June 30, 1995 and December 31, 1994.

Each share of Class A preferred is convertible into .225 shares of common stock at the holder's option. At June 30, 1995 and December 31, 1994, there were 43,664 shares of Class A preferred outstanding convertible into 9,824 shares of common stock. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share plus accrued dividends, prior to any distribution to holders of commons stock. Subsequent to the quarter ended June 30, 1995, on July 21, 1995, a preferred shareholder exercised the conversion rights which resulted in the cancellation of 8,429 Class A preferred shares and the issuance of 1,896 common shares.

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

Under three separate agreements during fiscal 1993 the Company entered into stock option agreements with a former director who is now vice president of the Company and two former directors of the Company whereby the Company granted to these individuals non-qualified options to purchase an aggregate 84,250 shares of the Company's common stock at an exercise price of $2.50 per share. These options are currently exercisable, expire December 31, 1997, and include certain registration rights for all shares issued upon exercise.

On April 21, 1994, the Company adopted a new Nonqualified Stock Option Plan, subject to shareholder approval, under which options up to an amount equal to 5% of the Company's issued and outstanding shares of Common Stock can be issued to the Company's non-director employees. On April 21, 1994, pursuant to this plan options for 50,000 shares of Common Stock were granted to the Company's Executive Vice-President (prior to his becoming a director) and options for 25,000 shares were granted to the Company's Chief Financial Officer, each with an exercise price per share of $7.50. This plan was approved at the July 7, 1995 Annual Stockholders Meeting.

During August, 1994, the Company initiated a new stock option plan for directors pursuant to which each current and future director will receive a one-time grant of options of 25,000 Common Shares. Options for 150,000 shares were granted under this plan in 1994. The option prices for these shares are the market value at the respective dates of grant (range of $5.50 to $5.75 in 1994). The options are not exercisable until one year from the date of election to the Board. On April 28, 1995, options for 25,000 were granted to a new director at $5.188 per common share.

On November 7, 1994, the Board of Directors granted the Company's Chief Financial Officer an option to purchase an additional 25,000 shares of common stock at an exercise price of $5.50 per share, exercisable one year from the date of grant.

On April 28, 1995, the Board of Directors granted Vice President, Ron Perella, an option to purchase an additional 19,000 shares of common stock at an exercise price of $5.188 per share, exercisable from the date of grant. Also on April 28, 1995, the Board of Directors granted Chairman & CEO, W.B. Collett, an option effective May 8, 1995, to purchase 300,000 shares of common stock at an exercise price equal to mean of the high and low market price quoted on NASDAQ as of May 8, 1995 ($5.00 per share), subject to shareholder approval at the July 7, 1995, annual shareholders meeting. Mr. Collett has not received any renumeration from Florida Gaming since involvement with the Company in March of 1993. The Board of Directors' intention was to compensate Mr. Collett for his efforts through these options. The shareholders approved the grant to Chairman and CEO,Collett at that meeting.


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

The Letter of Intent provides that Casino America will be the manager of the casino and all casino-related improvements. The Company will manage the operation of the jai-alai fronton, inter-track wagering and all other non-casino related activities. Each corporation will receive a management fee based on costs. The Letter of Intent provides that Casino America has the exclusive right to enter into a Joint Venture with the Company for six years and Casino America has a right of first refusal to enter into other potential gaming opportunities in Florida with the Company for such period and during the term of the Joint Venture. The formation of the Joint Venture is subject to certain conditions, including the satisfactory completion of due diligence by Casino America, the receipt of all required regulatory approvals, the approval of each partner's board of directors, the execution of a definitive joint venture agreement, and the approval of the Company's stockholders, if required by law. The Letter of Intent provides that if no definitive Joint Venture agreement were executed by March 31, 1995, and the Letter of Intent was not extended by either party no later than June 30, 1995, either party could terminate discussion in connection with the Joint Venture and neither party would have any liability to the other, except as otherwise specified in the Letter of Intent. The Letter of Intent was extended to July 31, 1995. No definitive Joint Venture agreement has yet been executed and but negotiations are continuing as of this date.

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

In the course of its business, the Company has had numerous discussions, and continues to have discussions, regarding joint ventures and business combinations related to the pari-mutuel and gaming industry, including the acquisition of other jai-alai frontons and joint ventures with Native American Tribes related to the operation of gaming facilities. No assurances can be given about the likelihood or timing of any such transaction. The Company has entered into certain arrangements with potential co-venturers to explore possible opportunities for gaming ventures. In connection with one such project, the Company has agreed, contingent upon another co-venturer's procurement of approval from regulatory authorities of an application to qualify to operate a gaming venture and of a business plan and site for the venture, to provide up to $15 million in financing to construct a gaming facility. The Company may terminate this arrangement upon its sole discretion, if it determines the project is no longer feasible. There can be no assurance that the conditions to the Company's obligations will be met. The Company has retained consultants and other advisors to assist the Company in the evaluation of the proposed project and has financed certain organizational costs of the venture. These organizational costs totaled approximately $323,000 as of June 30, 1995.

As set forth in its Report on Form 8-K dated June 21, 1995, Florida Gaming entered into an agreement with Centrum X Corporation of Boca Raton, Florida, which gives Florida Gaming the right of first refusal to enter into joint ventures with Centrum X for the development and management of casinos on Native American lands. Centrum X is a consulting firm specializing in Native American affairs. It is principally owned by Robert Fredericks, who also serves as its president. Mr. Fredericks has been active in the representation of Native American tribes throughout the United States for more than 25 years.

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

In January 1995, the Company acquired an additional 79 acres of undeveloped land adjacent to its other properties in Florida at a cost of $1,082,000 through cash payments of $237,000 and the issuance of first mortgage debt of $845,000. The $845,000 consists of three separate mortgages with interest rates from 8% to 9.5%, each with a balloon payment due in January, 2000. In aggregate these balloon payments total approximately $740,000. The Company's plans for this additional property held for future expansion are still in the formative stages and could include the construction of a flea market and the expansion of ITW facilities. The possibilities of billboards along the adjacent Interstate 95 right of way, a recreational vehicle park, and a golf driving range have also been discussed.

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

As set forth on its Report 8-K dated June 21, 1995, Florida Gaming Corporation announced it had entered an agreement with Centrum X, a consulting firm in Native American affairs. This agreement contemplates Florida Gaming and Centrum X forming joint ventures to manage class II, and class III gaming facilities for Native American Tribes.

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

The Company entered into a letter of intent dated October 4, 1994 (the "Letter of Intent") with Casino America, Inc. ("Casino America") to form a joint venture (the "Joint Venture") to build and operate a casino at the Fronton, if permitted by Florida law within the next six years. The Letter of Intent provides that Casino America would be the manager of the casino and all casino-related improvements. The Company would continue to manage the operations of the jai-alai fronton, inter-track wagering and all other non-casino related activities. Each corporation would receive a management fee based on costs. The Letter of Intent provides that Casino America has the exclusive right to enter into a Joint Venture with the Company for six years and Casino America has a right of first refusal to enter into other potential gaming opportunities in Florida with the Company for such period and during the term of the Joint Venture. The formation of the Joint Venture is subject to certain conditions, including the satisfactory completion of due diligence by Casino America, the receipt of all required regulatory approvals, the approval of each partner's board of directors, the execution of the definitive Joint Venture agreement, and the approval of the Company's stockholders, if required by law. The Letter of Intent provides that if no definitive Joint Venture agreement were executed by March 31, 1995, and the Letter of Intent was not extended by either party no later than June 30, 1995, either party could terminate discussion in connection with the Joint Venture and neither party would have any liability to the other, except as otherwise specified in the Letter of Intent. The Letter of Intent was extended to July 31, 1995. No definitive Joint Venture agreement has yet been executed and but negotiations are continuing as of this date.


RESULTS OF OPERATIONS -- THREE AND SIX MONTHS 1995 COMPARED WITH THREE AND SIX MONTHS 1994

During the quarter and six months ended June 30, 1995, the Company's operations reflect one month and four months' operation of live jai-alai performances respectively, and a full schedule of inter-track wagering. The live jai-alai season ended April 29, 1995, with the next season scheduled to begin December 5, 1995 and end April 27, 1996. Because the Company acquired the Fronton on February 1, 1994, revenues and expenses related to the operation of live jai-alai and inter-track wagering at the Fronton for the six months ended 1994 included only the period February 1, 1994 through June 30, 1994. The Fronton typically remains open for inter-track wagering year round.

The Company's pari-mutuel handles for the quarter and six months ended June 30, 1995, were $5,694,385, consisting of $996,672 in live jai-alai wagering and $4,727,713 in inter-track wagering, and $14,735,345 consisting of $4,183,844 in live jai-alai wagering and $10,551,501 in inter-track wagering, respectively. For the quarter and six months ended June 30, 1994, the gross handles were $5,278,345 and $10,745,067, respectively. These consisted of $1,117,565 in live jai-alai wagering for the quarter ended June 30, 1994, and $4,160,780 in ITW handle. For the six months period ended June 30, 1994, the handle on live jai-alai wagering represented $3,480,257 while the handle on ITW for this period was $7,264,810.

The growth in handle for the quarter ended June 30, 1995 compared with June 30, 1994, was $416,000 which is attributable to growth in the ITW segment. For the six months ended June 30, 1995, the handle increased $3,990,000, of this growth, approximately $3,287,000, was attributable to the ITW segment. Through the six months ended June 30, 1995, the ITW handle has increased approximately 20.4% compared to 1994 adjusting for the January 1994 period (when the Fronton was not operated by company). For the six months ended June 30, 1995 compared to June 30, 1994, the gross handle on jai-alai increased $703,587. This increase is attributable primarily to the extra month of performances included in 1995 totals, although average handle per jai-alai performance increased approximately 8%.

The company's pari-mutuel revenues, net of pari-mutuel taxes for the three months and six months ended June 30, 1995, were $689,012 and $1,954,316, respectively. This compares to $586,859 for the three months ended June 30, 1994, and $1,294,625 for the six month period ended June 30, 1994. Of the $689,012, for the quarter ended June 30, 1995, $475,120 was attributable to commissions on ITW, and $213,892 was attributable to live jai-alai. Of the $586,859 in net pari-mutuel revenues for the period ending June 30, 1994, $354,225 was attributable to commissions on ITW, and $232,634 was attributable to live jai-ali. The $120,895 increase in ITW commissions for the quarter ended June 30, 1995, was due to the increase in handle as indicated above, and increase in the commission rate. This can be explained by an increase in ITW events presented at the Fronton. Of the $1,954,316, in net pari-mutuel revenue for the six months June 30, 1995, $1,036,065 was attributable to commissions on ITW and $918,251 was attributable to live jai-alai. Of the $1,294,625 in net pari-mutuel income for the six month period ended June 30, 1994, $588,349 was attributable to commissions on ITW, and $706,276 was attributable to live jai-alai. For the six months period ended June 30, 1995, compared to the six months period ended June 30, 1994, ITW commissions increased approximately $447,716. This growth was attributable to the growth in ITW handle and also an increase in commission rate and extra month of operation. The $211,975 increase in net commission in live jai-alai was primarily the result of decreases in pari-mutuel taxes from 7.1% to 5% and the reduction of daily license fees on pari-mutuel games of 50%, and an extra month of jai-alai performances included in 1995 figures.

Admissions income, net of state taxes, for the three and six months periods ended June 30, 1995, was $36,875 and $88,483, respectively. This compares to $31,652 and $64,322 for the three and six months periods ended June 30, 1994, respectively. The $5,223 increase for the quarter June 30, 1995, can be attributed to the increase in ITW business. The increase of $24,161 for the six month period was primarily the result of an extra month of jai-alai performances during the six month 1995 period.

Food, beverage and other income for the three and six months period ended June 30, 1995, was $193,036 and $540,686, respectively. These amounts compare to $157,975, and $355,989 for the three and six months ended June 30, 1994. The $35,061 increase for the three month period ended June 30, 1995, compared to the same period 1994 was due to scheduling more special events i.e. boxing telecasts, radio promotions, etc. during the 1995 period. The $184,697 increase in food, beverage and other income for the six month period ended June 30, 1995, as compared to the same period 1994, was also due to the scheduling of special events and the extra month of peak season jai-alai in the 1995 period.

The Company's general and administrative expenses for the three and six months periods ended June 30, 1995, were $210,703, and $399,760, respectively. For the three and six months periods ended June 30, 1994, general and administrative expenses were $166,943, and $253,428, respectively. The $43,760 increase for the quarter ended June 30, 1995 as compared to 1994 can be attributed to approximately $16,250 in payroll to an assistant manager not on staff during the 1994 period, approximately $15,200 in increased marketing expenses with the balance of the increase attributable to sundry, administrative and reporting expenses and costs. The $146,332 increase for the six months ended June 30, 1995, as compared to the six months ended June 30, 1994, is attributed to approximately $32,000 in payroll costs paid to the assistant manager whose position did not exist in 1994, approximately $62,000 in increased marketing expenses, with the balance primarily attributable to the extra month the Company owned and operated the jai-alai fronton during 1995.

The Company's operating expenses for the three ended June 30, 1995 and June 30, 1994 were $733,189 and $692,460, respectively. Depreciation expense for the three months ended June 30, 1995, and June 30, 1994, were $42,300 and $24,000, respectively, for an increase of $18,300. The increase in depreciation expense is attributable to capital improvements made during 1994. The operating expenses for the three months ended June 30, 1995, increased $40,729 or 5.88% compared to the three months ended June 30, 1994. The largest factor contributing to the increase was a $21,206 increase to $41,965 in interest expense for the quarter attributable to the financing of recent land acquisitions adjacent to the Fronton. Player costs, which include salaries, benefits and support staff, represent a significant portion of operational expenses. The quarter ending June 30, 1995, included one month of such expenses totaling $144,084 compared to $147,440 for the quarter ending June 30, 1994. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $87,344, for the three months ended June 30, 1995, compared to $74,459 for three months ended June 30, 1994. The $12,885 increase is attributable to an expanded ITW schedule and equipment upgrades. Utilities expense totaled $36,289, and $27,026, respectively, for the three months periods ended June 30, 1995 and June 30, 1994. Program costs totaling $27,988, and $29,567, respectively, are also included in the total operating expenses for the three month periods ended June 30, 1995 and 1994. Operating expenses for the bar, restaurant and concessions, which include payroll costs, were $95,075, and $88,092 for the three month periods which ended June 30, 1995 and June 30, 1994, respectively. Operating payrolls and related costs totaled $199,616 and $253,535 for the three month periods ended June 30, 1995 and June 30, 1994, respectively, excluding player costs and payroll costs included in the bar, restaurant and concessions areas. This decrease of approximately $53,900 is attributable to a more efficient downsizing of the staff upon the conclusion of the jai-alai season, April 29, 1995, and approximately $29,000 in savings due to a 4% reduction in the Company's state unemployment tax rate. In addition, operating payrolls and related costs for this period in 1994 included significant costs related to repairs and maintenance on the Fronton.

The Company's operating expenses for the six ended June 30, 1995 and June 30, 1994 were $1,979,752, and $1,462,738, respectively. Depreciation expense for the six months ended June 30, 1995, and June 30, 1994, was $84,600, and $41,883, respectively, for an increase of $42,767. The increase in depreciation expense is attributable to capital improvements made during 1994, and the extra month of operation during 1995. The operating expenses for the six months ended June 30, 1995, increased $517,014 compared to the six months ended June 30, 1994. The largest factor contributing to the increase was $398,608 in operating expense attributable to the month of January operations of the Fronton during peak jai-alai season in January 1995. (In January 1994 the Company did not own or operate the jai-alai facility.) For the six months ending June 30, 1995, player costs were $556,751 compared to $405,023 for the six months ending June 30, 1994. Of the $151,728 increase, approximately $130,000 was attributable to the extra month of operation during 1995. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment totaled $212,176, for the six months ended June 30, 1995, compared to $152,881 for six months ended June 30, 1994. The $59,295 increase is attributable to an expanded ITW schedule and equipment upgrades and the extra month of operation during the 1995 season. Utilities expense totaled $66,386, and $57,490, respectively, for the six months periods ended June 30, 1995 and June 30, 1994. Program costs totaling $79,891, and $56,296, are also included in the total operating expenses for the six month periods ended June 30, 1995 and 1994, respectively. Operating expenses for the bar, restaurant and concessions which include payroll costs, were $256,493, and $188,325, for the six month periods which ended June 30, 1995 and June 30, 1994, respectively. Of the $68,168 increase, approximately $38,000 was attributable to the extra month of operation in 1995, with the balance of the increase attributable to increased food and beverage sales. Operating payrolls and related costs totaled $523,405 and $449,604 for the six month periods ended June 30, 1995 and June 30, 1994, respectively, excluding player costs and payroll costs included in the bar, restaurant and concessions areas. This increase of $73,801 is attributable to an extra month of operation during the January 1995 period net of savings attained during the six month period.

The Company had net interest and dividend income of $16,129 and $52,011 for the three months and six months ended June 30, 1995, respectively. For the three months and six months periods ended June 30, 1994, the Company had $2,479 and $9,111, in net interest and dividend income, respectively. The $13,650 increase for the three months period ended June

30, 1995 as compared to the June 30, 1994 period is attributable to an increase of funds invested in short term cash equivalent fund due to the additional equity capital that was injected in the second half of 1994. The $42,900 increase for the six months ended June 30, 1995, compared to six month ended June 30, 1994, is attributable to the same factors. The Company also recorded dividend income of approximately $26,250 received on a short term investment in bank holding company stock that was sold in the first quarter 1995.

In connection with the sale of SCOPE, the Company received a three-year promissory note from SCOPE. On April 4, 1994, the Company sold the promissory note, with a remaining principal balance of $109,000, to an unaffiliated third party for $95,000. As a result of the sale of this note at a discount, the Company recorded a one-time charge of $14,669 against earnings in the three months and six months ended June 30, 1994. For the three and six months ended June 30, 1995, the Company had no gain or losses on the sale of assets.

For the three months ended June 30, 1995, the Company had no gains on the sales of securities. The Company had a net realized gain on the sale of securities of $195,939 for the six months ended June 30, 1995. There were no gains on sale of securities for the three and six month periods ended June 30, 1994. The $195,939 gain resulted from the sale of bank holding company common stock which the Company had invested in on a short term basis for a dividend yield. These shares were purchased in December 1994 and sold in February 1995.

Other expenses were $23,186 and $42,809, for the three and six months ended June 30, 1995, respectively. This compares to $5,730 and $14,063, for the three and six months ended June 30, 1994, respectively. The $23,186 and $42,809 were legal costs paid in connection with litigation, (See note 8), during the quarter and six months ended June 30, 1995. The $5,730 and $14,063 for the three and six month periods ended June 30, 1994, consisted of costs associated with the effort to put a casino referendum on the November 1994 Florida ballot.

At December 31, 1994, the Company had approximately $480,000 in net operating loss carryforwards (net of IRC section 382 limitations due to the change of control that occurred in March 1993). Thus there was no provision for Federal income taxes for the quarter and six month ended June 30, 1995.
Also, net operating loss carryforwards eliminated the need for tax accrual for the first quarter of 1994.

The Company had a net loss of $74,326, or ($0.02) per common share, for the three months ended June 30, 1995, compared to a loss of $124,000 or ($.07) per common share for the period ended June 30, 1994. The improvement of $50,511 was primarily the result of factors discussed above for this most recent quarter including the increased handle and takeout commission rate on ITW events. The company had net income of $324,514 or $.10 per common share for the six months ended June 30, 1995, compared to a net loss of $62,684, or ($.04) per common share for the period ended June 30, 1994. The increase in net income of $387,198, for the six months ended June 30, 1995, was influenced by the factors discussed above including an extra month of wagering on both live jai-alai and ITW performances, growth in the handle and increase in take-out or commission rate on ITW and the effects of House Bill 2813, now known as chapter 94-318, Laws of Florida which reduced the pari-mutuel tax rate on gross jai-alai handle from 7.1 to 5% and reduced daily license fees per game from $80 to $40.

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

LIQUIDITY AND CAPITAL RESOURCES

The balance of the Company's cash and cash equivalents at June 30, 1995, was $1,501,527. At June 30, 1995, the Company had working capital of $1,140,841, a decrease of $393,006 from $1,533,847 at December 31, 1994. The decrease was primarily the result of the sale of $1.6 million in margined bank holding company securities; although the Company booked a $195,939 gain, this transaction resulted in an approximately $338,000 decrease in working capital because of the decrease in leverage that occurred when the margin account was repaid.

During the six months ended June 30, 1995, net cash used by the Company's operating activities was $132,248. The Company's continuing operating expenses consisted principally of office expenses, general administrative expenses, and operating expenses associated with jai-alai and ITW operations. Principal revenues were from net commissions on pari-mutuel wagering on live jai-alai, commission on ITW events, and food and beverage sales. The Company expects net cash flows from the operation of current business activities will be adequate to meet operational needs.

During the six months ended June 30, 1995, cash flow provided from investing activities was $610,967, the result of the $1,814,189 securities sale and net of $1,203,222 in capital expenditures. The bulk of capital expenditures, approximately $1,082,000, was related to the land acquisitions described earlier.

During the six months ended June 30, 1995, cash flow used from financing activities was $340,367. Cash flow used in financing activities consisted primarily of the $1,084,541 repayment of the margin account and net of approximately $845,000 in borrowings and a $100,000 repayment of principal on the Company's note to WJA Realty. The $845,000 in borrowings were the result of the recent land acquisitions.

In the course of its business, the Company has had numerous discussions, and continues to have discussions, regarding joint ventures and business combinations related to the pari-mutuel and gaming industry, including the acquisition of other jai-alai frontons and joint ventures with Native American Tribes related to the operation of gaming facilities. No assurances can be given about the likelihood or timing of any such transaction. The Company has entered into certain arrangements with potential coventurers to explore possible opportunities for gaming ventures. In connection with one such project, the Company has agreed, contingent upon another coventurer's procurement of approval from regulatory authorities of an application to qualify to operate a gaming venture and of a business plan and site for the venture, to provide up to $15 million in financing to construct a gaming facility. The Company may terminate this arrangement upon its sole discretion, if it determines the project is no longer feasible. There can be no assurance that the conditions to the Company's obligations will be met. The Company has retained consultants and other advisors to assist the Company in the evaluation of the proposed project and has financed certain organizational costs of the venture. These organizational costs totaled approximately $323,000 as of June 30, 1995.

As mentioned earlier in this report, as set forth on its Report 8-K dated June 21, 1995, Florida Gaming Corporation announced it had entered an agreement with Centrum X, a consulting firm in Native American affairs. This agreement contemplates Florida Gaming and Centrum X forming joint ventures to manage class II, and class III gaming facilities for Native American Tribes. Management agreements with Native American Tribes will necessitate funds for the construction of facilities and in some cases the acquisition of lands to be put in trust for the tribes. These funds are typically recovered from the tribes'share of gaming profits, however, initially the Company will be required to secure substantial capital for these activities. Currently the Company is evaluating sources of funding including equity and debt financing.

The Company believes that its present financial condition provides adequate capital reserves and liquidity for present operations. In addition, per the stock purchase agreement between the Company and Freedom Financial Corporation, Freedom may provide additional capital investment in the Company by exercising Freedom Financial Corporation's option to purchase 1,330,000 shares of common stock of the Company.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.
          See Note 8 to Unaudited Financial Statements contained herein.

Item 2.  CHANGES IN SECURITIES.
          None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.
          None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None

Item 5.  OTHER INFORMATION.
          None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.


                LIST OF EXHIBITS FILED.

Exhibit 27     Financial Data Schedule

         (b)   REPORTS ON FORM 8-K.

               During the quarter ended June 30, 1995, the Company filed a Form 8-K Current Report dated June 21, 1995, concerning Item 5, OTHER EVENTS reporting that the Company had entered into an agreement with Centrum X Corporation giving the Company the right of first refusal to enter into joint ventures with Centrum X for the development and management of casinos on Native American lands. For more information, see Item 2 of this 10-QSB. No financial statements were filed as part of this Form 8-K Current Report.

                           FLORIDA GAMING CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 FLORIDA GAMING CORPORATION
                                               -------------------------------
                                                         (Registrant)

Date:     August 14, 1995                     By: /s/ W.B. Collett
      -------------------                         ----------------------------
                                                  W.B. Collett Chairman of
                                                  the Board and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)


Date:     August 14, 1995                     By: /s/ Timothy L. Hensley
      -------------------                         ----------------------------
                                                  Timothy L. Hensley
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)