Form 10QSB
period 1995-09-30
FLORIDA GAMING CORP
filed 1995-11-13
CIK 312065

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

                                 F O R M 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 1995


                          Commission file number 0-9099


                           FLORIDA GAMING CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         59-1670533
--------------------------------                       ----------------------
(State or other Jurisdiction of                            (IRS Employer
Incorporation or Organization)                          Identification No.)


   1750 SOUTH KINGS HIGHWAY, FT. PIERCE, FLORIDA                   34945-3099
-------------------------------------------------------------------------------
        (Address of principal executive offices)                   (Zip code)


   Registrant's telephone number, including area code        (407)464-7500
                                                       ------------------------

Former name, former address and former fiscal year, if changed since last report
                N/A
------------------------------------


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

3,123,586   shares of the issuer's Common Stock were outstanding as of the
---------
latest practicable date,  November 13, 1995  .
                        ----------------------

Transitional Small Business Disclosure Format:

                    YES                        NO      X
                        -----------               -----------

                                 FLORIDA GAMING
                                   CORPORATION

                              INDEX TO FORM 10-QSB

                                                                                          PAGE NUMBER
                                                                                          -----------
PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of September 30, 1995 (unaudited) and December 31, 1994. . . . . . . . .     3

Statements of Operations (unaudited) nine months ended September 30, 1995 and 1994 . . . .     4

Statements of Cash Flows (unaudited) nine months ended September 30, 1995 and 1994 . . . .     5

Notes to Financial Statements (unaudited). . . . . . . . . . . . . . . . . . . . . . . . .     6


Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . .     10




PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

PART I.  FINANCIAL INFORMATION



Item 1.

                           FLORIDA GAMING CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                               September 30,           December 31,
                                                                                   1995                    1994
                                                                               -------------           ------------
ASSETS                                                                         (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .     $1,151,477             $1,363,174
  Investment securities. . . . . . . . . . . . . . . . . . . . . . . . . . .             --              1,618,250
  Accounts receivable & current portion of notes receivable. . . . . . . . .         18,338                 20,258
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,445                 22,123
  Prepaid expense and other. . . . . . . . . . . . . . . . . . . . . . . . .         26,068                  7,387

                                                                                 ----------             ----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .      1,218,328              3,031,192

PROPERTY AND EQUIPMENT:
  Land (Notes 2,5, and 9). . . . . . . . . . . . . . . . . . . . . . . . . .      2,719,495              1,631,865
  Building and Improvements (Note 5) . . . . . . . . . . . . . . . . . . . .      1,914,101              1,799,962
  Furniture, fixtures and equipment (Note 5) . . . . . . . . . . . . . . . .        504,864                422,596

                                                                                 ----------             ----------
                                                                                  5,138,460              3,854,423

  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . .       (268,862)              (141,962)
                                                                                 ----------             ----------
                                                                                  4,869,598              3,712,461
  OTHER NOTES RECEIVABLE, NET. . . . . . . . . . . . . . . . . . . . . . . .        120,000                     --

  OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        402,478                 30,800
                                                                                 ----------             ----------

                                                                                 $6,610,404             $6,774,453
                                                                                 ----------             ----------
                                                                                 ----------             ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   91,617             $1,196,666
  Accrued payroll and related expenses . . . . . . . . . . . . . . . . . . .          8,449                 15,415
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        157,600                176,879
  Short-term borrowing and current portion of long-term debt . . . . . . . .        126,368                108,385
                                                                                 ----------             ----------

    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .        384,034              1,497,345

LONG-TERM LIABILITIES
  Long-term portion notes payable (Notes 6,7, and 10). . . . . . . . . . . .      1,831,337              1,114,061

STOCKHOLDERS' EQUITY (Notes 2,4,8 and 9):
  Class A preferred stock, convertible to common stock, $.10 par value, authorized 1,200,000 shares, 35,235 shares issued and outstanding, aggregate liquidation preference of $352,350 at
    September 30, 1995; 43,664 shares issued and outstanding at
    December 31, 1994, aggregate liquidation preferences of $477,000 . . . .          3,524                  4,366
  Common stock, $.10 par value, authorized 15,000,000 shares,
    3,123,474 issued and outstanding at September 30, 1995, and
    3,119,246 shares issued and outstanding at December 31, 1994 . . . . . .        312,347                311,924
  Capital in excess of par value . . . . . . . . . . . . . . . . . . . . . .     25,058,360             25,026,362
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (20,979,198)           (21,179,605)
                                                                                 ----------             ----------
    Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .      4,395,033              4,163,047
                                                                                 ----------             ----------

                                                                                 $6,610,404             $6,774,453
                                                                                 ----------             ----------
                                                                                 ----------             ----------

   The accompanying notes are an integral part of these financial statements.

                           FLORIDA GAMING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        For The Three Months Ended      For The Nine Months Ended
                                                                        --------------------------      -------------------------
                                                                                          (Note 10)                      (Note 10)

                                                                   September 30,     September 30,    September 30,  September 30,
                                                                       1995              1994             1995           1994
                                                                   -------------     -------------    -------------  -------------
HANDLE:
Jai-Alai                                                               $     ---        $     ---        $4,183,844     $3,480,257
ITW                                                                    4,638,923        4,040,406        15,190,424     11,305,216
                                                                       ---------        ---------        ----------     ----------

     Total Pari-Mutuel Handle                                          4,638,923        4,040,406        19,374,268     14,785,473


REVENUE:
Pari-Mutuel Revenues, net of $24,727,                                 $  486,323       $  416,968        $2,440,639     $1,711,593
 $-0-, $126,900 and $144,384 pari-
 mutuel taxes paid to the State of
 Florida, respectively
Admissions, net of $2,144, $1,683, $22,732,                               29,671           27,441           118,154         91,763
 and $18,812 of Admissions & Sale Taxes paid
 to the State of Florida, respectively
Food, Beverage and Other                                                  98,028           84,521           638,714        440,510
                                                                       ---------        ---------        ----------     ----------
     Total Revenues                                                      614,022          528,930         3,197,507      2,243,866


COSTS AND EXPENSES:
Operating                                                                472,318          392,807         2,452,069      1,855,545
General and Administrative                                               204,404          130,180           604,164        383,608
Depreciation                                                              42,300           24,000           126,900         65,833
                                                                       ---------        ---------        ----------     ----------
     Total Costs and Expenses                                            719,022          546,987         3,183,133      2,304,986
                                                                       ---------        ---------        ----------     ----------
     Net Income (loss) from operations                                  (105,000)         (18,057)           14,374        (61,120)

OTHER INCOME (EXPENSES):
Interest Dividend Income, net                                             14,452            8,628            66,463         17,739
Gain (loss) on Net Sale of Assets                                             --               --                --        (14,669)
Realized Gain on Marketable Securities                                        --               --           195,939             --
Other (Expense)                                                           (1,848)          (7,023)          (44,657)       (21,086)
                                                                       ---------        ---------        ----------     ----------
     Net Income (Loss)                                                 $ (92,396)       $ (16,452)       $  232,119      $ (79,136)
                                                                       ---------        ---------        ----------     ----------
                                                                       ---------        ---------        ----------     ----------


Earnings (loss) per common share                                           ($.03)           ($.01)             $.05           ($.05)
 (See Note 7)

Weighted average common shares outstanding                             3,120,670        1,761,136         3,119,726      1,693,971
 (See Note 7)

Fully diluted per share earnings (See Note 7)                                N/A              N/A              $.04            N/A

   The accompanying notes are an integral part of these financial statements.

                           FLORIDA GAMING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        For the Nine Months Ended

                                                                                  September 30,         September 30,
                                                                                      1995                  1994
                                                                                   ---------              --------
Operating activities:
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   232,119           $   (79,136)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .       126,900                65,833
    Loss on sale of assets . . . . . . . . . . . . . . . . . . . . . . . . . .            --                14,669
Realized gain on sale of marketable securities . . . . . . . . . . . . . . . .      (195,939)                   --

    Decrease (increase) in -
    Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . .      (126,143)               (6,457)
    Prepaid and other current assets . . . . . . . . . . . . . . . . . . . . .       (18,681)               21,181
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (371,678)                   --
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (322)              (20,807)

Increase (decrease) in -
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (20,508)               (3,950)
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (26,245)              208,846
                                                                                     -------               -------
    Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (632,616)              279,315

    Net cash provided (used) by operating activities . . . . . . . . . . . . .   $  (400,497)          $   200,179

Investing activities:
    Proceeds from sale of assets . . . . . . . . . . . . . . . . . . . . . . .           -0-                95,000
    Proceeds from sales and maturities of marketable securities. . . . . . . .     1,814,189                    --
    Capital Expenditures (Note 8). . . . . . . . . . . . . . . . . . . . . . .    (1,284,037)           (2,978,318)
                                                                                  ----------            ----------
    Net cash provided from (used in) investing activities. . . . . . . . . . .   $   530,152           $(2,883,318)
                                                                                 -----------

Financing activities:
    Proceeds from payments on notes receivable . . . . . . . . . . . . . . . .         8,063                10,515
    Net proceeds from borrowing (Note 8) . . . . . . . . . . . . . . . . . . .       735,259             1,034,423
    Repayment of margin account. . . . . . . . . . . . . . . . . . . . . . . .    (1,084,541)                   --
    Stockholders Equity:
    Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . .            --             1,300,000
    Conversion of Preferred to Common and Preferred Dividend Payments. . . . .           (87)                  (71)
    Common stock repurchased . . . . . . . . . . . . . . . . . . . . . . . . .           (46)                   --
                                                                                    --------               -------
    Net cash provided (used) from financing activities . . . . . . . . . . . .   $  (341,352)          $ 2,344,867

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . . . . .   $  (211,697)          $  (338,272)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR. . . . . . . . . . . . . . . . . . .   $ 1,363,174           $ 2,033,901
                                                                                 -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER. . . . . . . . . . . . . . . . . .   $ 1,151,477           $ 1,695,629
                                                                                 -----------           -----------
                                                                                 -----------           -----------


Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  126,084           $    34,601
    Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --                    --

   The accompanying notes are an integral part of these financial statements.

     FLORIDA GAMING CORPORATION
     NOTES TO FINANCIAL STATEMENTS
     September 30, 1995
     (unaudited)

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

The Company's investment in undeveloped land ($1,612,001 at September 30, 1995) is carried at cost and is included with land under property, plant and equipment in the balance sheet.

The Company's inventory, comprising food and beverage products and souvenirs, is stated at the lower of cost or market.

Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company's liability to host tracks for ITW collections totaled $43,572 and are included in accounts payable at September 30, 1995. Unclaimed winnings totaled $48,045 at September 30, 1995.

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

(4)  INCOME PER COMMON SHARE

The net income (loss) per common share was calculated based upon net income and the weighted average number of outstanding common shares (3,120,670 for the three months ended September 30, 1995, 3,119,726 for the nine months ended September 30, 1995, 1,761,136 for the quarter ended September 30, 1994, and 1,693,971 for the nine months ended September 30, 1994). Options and warrants were included in the computations of income per share on a fully diluted basis for the nine months ended September 30, 1995. Weighted average equivalent shares on a fully diluted basis for the nine months ended September 30, 1995 were 5,135,904 shares, consisting of 74,250 options held by two former directors, 54,000 in options held by Vice President Ron Perella, 7,928 shares of equivalent converted Preferred Class A Stock, 250,000 in options held by directors and an executive officer under Nonqualified Stock Option Plans and 16B plans, 300,000 in nonqualified options granted to Chairman Collett at the July, 7, 1995 shareholders' meeting, 1,330,000 in options held by Freedom Financial Corporation, and the 3,119,726 weighted average common shares. Options and warrants were not considered in the computations of loss per share for the other periods presented herein as they were anti-dilutive.

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

(6)    PREFERRED STOCK

The Company's Class A preferred stock bears annual dividends at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. There were no accrued or unpaid dividends on Class A preferred stock as of September 30, 1995 and December 31, 1994.

Each share of Class A preferred is convertible into .225 shares of common stock at the holder's option. December 31, 1994, there were 43,664 shares of Class A preferred outstanding convertible into 9,824 shares of common stock. At September 30, 1995, there were 35,235 shares of Class A preferred outstanding convertible into 7,928 shares of common stock. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share plus accrued dividends, prior to any distribution to holders of commons stock. Subsequent to the quarter ended September 30, 1995, on October 25, 1995, a preferred shareholder exercised the conversion rights which resulted in the cancellation of 500 Class A preferred shares and the issuance of 112 common shares.

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

Freedom Financial Corporation ("Freedom") has informed the Company that Casino America has purchased 22,500 shares of Freedom's 7% Series AA Mandatorily Redeemable Preferred Stock (the "Freedom Preferred Stock"). The Freedom Preferred Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and possible passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Freedom Preferred Stock is convertible into a minimum of 150,000 shares and a maximum of 300,000 shares of the Common Stock. On October 12, 1994, Freedom purchased 300,000 shares of Common Stock from the Company by partial exercise of its option to purchase up to 1,630,000 shares (at that date) of the Company's Common Stock at an exercise price of $1.25 per share. In addition to its remaining option to purchase 1,330,000 shares of the Company's Common Stock, Freedom now owns directly 1,349,480 shares of the Company's 3,123,586 shares of presently issued and outstanding Common Stock.


In connection with the purchase of certain real estate described in Note 9, the Company issued 47,336 shares of its $.10 par value stock having a quoted market value of $3.10 on the date of issue.

In the course of its business, the Company has had numerous discussions, and continues to have discussions, regarding joint ventures and business combinations related to the pari-mutuel and gaming industry, including the acquisition of other jai-alai frontons and joint ventures with Native American Tribes related to the operation of gaming facilities. No assurances can be given about the likelihood or timing of any such transaction. The Company has entered into certain arrangements with potential co-venturers to explore possible opportunities for gaming ventures. In connection with one such project, the Company has agreed, contingent upon another co-venturer's procurement of approval from regulatory authorities of an application to qualify to operate a gaming venture and of a business plan and site for the venture, to provide up to $15 million in financing to construct a gaming facility. The Company may terminate this arrangement upon its sole discretion, if it determines the project is no longer feasible. There can be no assurance that the conditions to the Company's obligations will be met. The Company has retained consultants and other advisors to assist the Company in the evaluation of the proposed project and has financed certain organizational costs of the venture. These organizational costs totaled approximately $335,000 as of September 30, 1995.

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


As set forth in its Report 8-K dated August 14, 1995, Florida Gaming announced an Agreement in Principle to acquire EagleVisions Gaming Group of the Americas, Inc. of Minneapolis, Minnesota. EagleVisions is headed by Leonard Prescott, former CEO of the Mystic Lake Casino Complex near Minneapolis, the second largest Native American Casino in the United States. Since that date the Company and EagleVisions have reviewed the original concept and have concluded that a joint venture would be more appropriate and just as successful for both entities. Management of the Company and key members of Eaglevisions are currently negotiating such an agreement.

Also as set forth on its Report 8-K dated August 28, 1995, Florida Gaming signed a Management Agreement with the Ponca Indian Tribe of Nebraska to build and operate a casino in Douglas County (Omaha) for Class II and Class II gaming as authorized by the Indian Gaming Regulatory Act. Under the Agreement, the Ponca Tribe will receive 70% of the net revenues from gaming, with Florida Gaming receiving 30%. The Management Agreement has a 5 year term beginning upon the commencement of gaming at the facility. The Agreement, is subject to approval by the National Indian Gaming Commission, the acquisition of land that can be taken in trust under the Indian Gaming Regulatory Act as the site for the facility, the execution of definitive financing agreements, and certain other conditions. Under the Indiana Gaming Regulatory Act, certain gaming activities are also subject to the negotiation of a compact between the Ponca Tribe and the State of Nebraska.

On September 18, 1995, as set forth on its Report 8-K, Florida Gaming agreed to provide up to $5,000,000 in financing to the Rincon, San Luiseno Band of Mission Indians. Proceeds of the loan will be used for working capital for the River Oaks Casino, which the Rincon Band currently owns and operates in San Diego County, California. The Loan Agreement will take effect when at least 400 gaming machines are in operation at the Casino. Florida Gaming has agreed to make up to $5 million available to the Rincon Band during the seven year term of the Agreement. In lieu of interest on the loan, Florida Gaming will receive a royalty during the term of the Loan agreement equal to 12 1/2 % of all gaming revenues of the Casino other than from gaming machines, plus 12 1/2% of the "Drop" or "Handle" from gaming machines during the first five years and 11% during the sixth and seventh years of the Loan Agreement. Florida Gaming has also agreed to grant the Rincon Band 25,000 shares of its common stock in two annual installments when the Loan Agreement takes effect. Florida also agreed to advance short term working capital funds, which will represent initial draws when the Loan Agreement takes effect. $120,000 has been advanced through September, 1995, and $248,000 has been advanced through the date of this filing. On November 1, 1995 the Company and the Rincon Band extended the expiration date of the Agreement to June 30, 1996.

The operation of gaming machines at the Rincon Casino is currently prohibited by a preliminary injunction issued by the United States District Court for Southern California. The injunction was sought by the United States Attorney for Southern California, based upon federal circuit court decisions that the operation of gaming machines by Native American tribes in California was prohibited by the Indian Gaming Regulatory Act, because gaming machines were prohibited by California law and to date, California Governor Wilson has refused to enter into gaming compacts with California tribes. Since the date that the preliminary injunction was imposed on the Rincon Band, the United states Court of Appeals has agreed to review its prior decisions in light of a recent California appellate court decision that California law permits the operation of gaming machines by the California Lottery, contributing to the uncertain parameters of Indian gaming in California

The Rincon Band has requested a hearing to consider lifting of the injunction based on its belief that it now complies with all conditions for the operation of gaming machines under the Indian Gaming Regulatory Act. As part of this effort, the Rincon Band has now assumed direct management of the casino, and has entered the Loan Agreement with Florida Gaming. The U.S. Attorney has until November 8th to respond to the Rincon Band's pleading and the Rincon Band will have until the 15th of November to comment on the U.S. Attorney's response. No hearing date has been set, and there can be no assurance that the injunction will be lifted. The lifting of the injunction would place the Rincon band in a position comparable to the other three Native American tribes in San Diego County and the 22 other tribes in California that already operate Casinos with gaming machines.


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

The Company has continued the program of refurbishing and remodeling the facility, which began last year and anticipates further updating the layout of the inter-track wagering ("ITW") areas, lobbies, restrooms and food or beverage
service areas.   It is the Company's goal to provide a clean, bright, and
comfortable facility where patrons can enjoy themselves and participate in honest gaming in a quality environment. As to live jai-alai, it is the Company's intention to provide a balanced roster that can provide entertainment and sport for the patron while operating within financial parameters. While ITW will be conducted year round, management plans on running the live jai-alai season December through April when more tourists and winter residents are in the area. An important element of the Company's business plan for the Fronton is the use of radio, including live remote broadcasts, co-promotions with vendors, television, billboards, newspapers and magazines and other possible promotions. The management of the Company also anticipates that it will increase the Fronton's visibility in the marketplace by causing the Fronton to become a more integral part of the Ft. Pierce and surrounding business and social communities through community involvement. Through word-of-mouth and involvement in the community, the Company expects that it will be possible to better inform the people in surrounding areas of the pari-mutuel opportunities at the Fronton.

As set forth on its Report 8-K dated June 21, 1995, Florida Gaming Corporation announced it had entered an agreement with Centrum X, a consulting firm in Native American affairs. This agreement contemplates Florida Gaming and Centrum X forming joint ventures to manage class II, and class III gaming facilities for Native American Tribes.

As set forth in its Report 8-K dated August 14, 1995, Florida Gaming announced an Agreement in Principle to acquire EagleVisions Gaming Group of the Americas, Inc. of Minneapolis, Minnesota. EagleVisions is headed by Leonard Prescott, former CEO of the Mystic Lake Casino Complex near Minneapolis, the second largest Native American Casino in the United States. Since that date the Company and EagleVisions have reviewed the original concept and have concluded that a joint venture would be more appropriate and just as successful for both entities. Management of the Company and key members of Eaglevisions are currently negotiating such an agreement.

Also as set forth on its Report 8-K dated August 28, 1995, Florida Gaming signed a Management Agreement with the Ponca Indian Tribe of Nebraska to build and operate a casino in Douglas County (Omaha) for Class II and Class II gaming as authorized by the Indian Gaming Regulatory Act. Under the Agreement, the Ponca Tribe will receive 70% of the net revenues from gaming, with Florida Gaming receiving 30%. The Management Agreement has a 5 year term beginning upon the commencement of gaming at the facility. The Agreement, is subject to approval by the National Indian Gaming Commission, the acquisition of land that can be taken in trust under the Indian Gaming Regulatory Act as the site for the facility, the execution of definitive financing agreements, and certain other conditions. Under the Indiana Gaming Regulatory Act, certain gaming activities are also subject to the negotiation of a compact between the Ponca Tribe and the State of Nebraska.

On September 18, 1995, as set forth on its Report 8-K, Florida Gaming agreed to provide up to $5,000,000 in financing to the Rincon, San Luiseno Band of Mission Indians. Proceeds of the loan will be used for working capital for the River Oaks Casino, which the Rincon Band currently owns and operates in San Diego County, California. The Loan Agreement will take effect when at least 400 gaming machines are in operation at the Casino. Florida Gaming has agreed to make up to $5 million available to the Rincon band during the seven year term of the Agreement. In lieu of interest on the loan, Florida Gaming will receive a royalty during the term of the Loan agreement equal to 12 1/2 % of all gaming revenues of the Casino other than from gaming machines, plus 12 1/2% of the "Drop" or "Handle" from gaming machines during the first five years and 11% during the sixth and seventh years of the Loan Agreement. Florida Gaming has also agreed to grant the Rincon Band 25,000 shares of its common stock in two annual installments when the Loan Agreement takes effect. Florida also agreed to advance short term working capital funds, which will represent initial draws when the Loan Agreement takes effect. $120,000 has been advanced through September, 1995, and $248,00 has been advanced through the date of this filing.

The operation of gaming machines at the Rincon Casino is currently prohibited by a preliminary injunction issued by the United States District Court for Southern California. The injunction was sought by the United States Attorney for Southern California, based upon federal circuit court decisions that the operation of gaming machines by Native American tribes in California was prohibited by the Indian Gaming Regulatory Act, because gaming machines were prohibited by California law and to date, California Governor Wilson has refused to enter into gaming compacts with California tribes. Since the date that the preliminary injunction was imposed on the Rincon Band, the United states Court of Appeals has agreed to review its prior decisions in light of a recent California appellate court decision that California law permits the operation of gaming machines by the California Lottery, contributing to the uncertain parameters of Indian gaming in California.

The Rincon Band has requested a hearing to consider lifting of the injunction based on its belief that it now complies with all conditions for the operation of gaming machines under the Indian Gaming Regulatory Act. As part of this effort, the Rincon Band has now assumed direct management of the casino, and has entered the Loan Agreement with Florida Gaming. The U.S. Attorney has until November 8th to respond to the Rincon Band's pleading and the Rincon Band will have until the 15th of November to comment on the U.S. Attorney's response. No hearing date has been set, and there can be no assurance that the injunction will be lifted. The lifting of the injunction would place the Rincon band in a position comparable to the other three Native American tribes in San Diego County and the 22 other tribes in California that already operate Casinos with gaming machines.

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


RESULTS OF OPERATIONS -- THREE AND NINE MONTHS 1995 COMPARED WITH THREE AND NINE MONTHS 1994

During the quarter and nine months ended September 30, 1995, the Company's operations reflect no months and four months' operation of live jai-alai performances respectively, and a full schedule of inter-track wagering. The live jai-alai season ended April 29, 1995, with the next season scheduled to begin December 5, 1995 and end April 27, 1996. Because the Company acquired the Fronton on February 1, 1994, revenues and expenses related to the operation of live jai-alai and inter-track wagering at the Fronton for the nine months ended 1994 included only the period February 1, 1994 through September 30, 1994. The Fronton typically remains open for inter-track wagering year round.

The Company's pari-mutuel handles for the quarter and nine months ended September 30, 1995, were $4,638,923,consisting of $-0- in live jai-alai wagering and $4,638,923 in inter-track wagering, and $19,374,268 consisting of $4,183,844 in live jai-alai wagering and $15,190,424 in inter-track wagering, respectively. For the quarter and nine months ended September 30, 1994, the gross handles were $4,040,406 and $14,785,473, respectively. These consisted of $-0- in live jai-alai wagering for the quarter ended September 30, 1994, and $4,040,406 in ITW handle. For the nine months period ended September 30, 1994, the handle on live jai-alai wagering represented $3,480,257 while the handle on ITW for this period was $11,305,216.

The growth in handle for the quarter ended September 30, 1995 compared with September 30, 1994, was $598,517 which is attributable to growth in the ITW segment. For the nine months ended September 30, 1995, the handle increased $4,588,795, of this growth, approximately $3,885,208, was attributable to the ITW segment. Through the nine months ended September 30, 1995, the ITW handle has increased approximately 18.7% compared to 1994 adjusting for the January 1994 period (when the Fronton was not operated by company). For the nine months ended September 30, 1995 compared to

September 30, 1994, the gross handle on jai-alai increased $703,587. This increase is attributable primarily to the extra month of performances included in 1995 totals, although average handle per jai-alai performance increased approximately 8%.

The company's pari-mutuel revenues, net of pari-mutuel taxes for the three months and nine months ended September 30, 1995, were $486,323 and $2,440,639, respectively. This compares to $416,968 for the three months ended September 30, 1994, and $1,711,593 for the nine month period ended September 30, 1994. Of the $486,323, for the quarter ended September 30, 1995, $486,323 was attributable to commissions on ITW, and $-0- was attributable to live jai-alai. Of the $416,968 in net pari-mutuel revenues for the quarter ended September 30, 1994, $416,968 was attributable to commissions on ITW, and $-0- was attributable to live jai-ali. The $69,355 increase in ITW commissions for the quarter ended September 30, 1995, was due to the increase in handle as indicated above, and increase in the commission rate. This can be explained by an increase in ITW events presented at the Fronton. Of the $2,440,639, in net pari-mutuel revenue for the nine months September 30, 1995, $1,522,388 was attributable to commissions on ITW and $918,251 was attributable to live jai-alai. Of the $1,711,593 in net pari-mutuel income for the nine month period ended September 30, 1994, $1,005,317 was attributable to commissions on ITW, and $706,276 was attributable to live jai-alai. For the nine month period ended September 30, 1995, compared to the nine month period ended September 30, 1994, ITW commissions increased approximately $517,071. This growth was attributable to the growth in ITW handle and also an increase in commission rate and extra month of operation. The $211,975 increase in net commission in live jai-alai was primarily the result of decreases in pari-mutuel taxes from 7.1% to 5% and the reduction of daily license fees on pari-mutuel games of 50%, and an extra month of jai-alai performances included in 1995 figures.

Admissions income, net of state taxes, for the three and nine months periods ended September 30, 1995, was $29,671 and $118,154 respectively. This compares to $27,441 and $91,763 for the three and nine month periods ended September 30, 1994, respectively. The $2,230 increase for the quarter September 30, 1995, can be attributed to the increase in ITW business. The increase of $26,391 for the nine month period was primarily the result of an extra month of jai-alai performances during the nine month 1995 period.

Food, beverage and other income for the three and nine months period ended September 30, 1995, was $98,028 and $638,714, respectively. These amounts compare to $84,521 and $440,510 for the three and nine months ended September 30, 1994. The $13,507 increase for the three month period ended September 30, 1995, compared to the same period in 1994 was due to scheduling more special events i.e. boxing telecasts, radio promotions, etc. during the 1995 period and the increase in ITW business. The $198,204 increase in food, beverage and other income for the nine month period ended September 30, 1995, as compared to the same period in 1994, was also due to the scheduling of special events, the increase in ITW business and the extra month of peak season jai-alai in the 1995 period.

The Company's general and administrative expenses for the three and nine month periods ended September 30, 1995, were $204,404, and $604,164, respectively.
For the three and nine month periods ended September 30, 1994, general and administrative expenses were $130,180, and $383,608, respectively. The $74,224 increase for the quarter ended September 30, 1995 as compared to 1994 can be attributed to approximately $16,250 in payroll to an assistant manager not on staff during the 1994 period, approximately $13,189 in increased marketing expenses, an $11,685 increase in business travel and lodging associated with various Native American and other situations , $29,357 in increased legal expenses with the balance of the increase attributable to sundry, administrative and reporting expenses and costs. The $220,556 increase for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, is attributed to approximately $48,000 in payroll costs paid to the assistant manager whose position did not exist in 1994, approximately $75,000 in increased marketing expenses, approximately $11,000 increase in business travel and lodging associated with various Native American and other situations , approximately $42,900 in increased legal expenses with the balance primarily attributable to the extra month the Company owned and operated the jai-alai fronton during 1995.

The Company's operating expenses for the three months ended September 30, 1995 and September 30, 1994 were $472,318 and $392,807, respectively. Depreciation expense for the three months ended September 30, 1995, and September 30, 1994, was $42,300 and $24,000, respectively, for an increase of $18,300. The increase in depreciation expense is attributable to capital improvements made during 1994. The operating expenses for the three months ended September 30, 1995, increased $79,511 or 20.24% compared to the three months ended September 30, 1994. The largest factor contributing to the increase was a $21,219 increase to $42,081 in interest expense for the quarter attributable to the financing of recent land acquisitions adjacent to the Fronton. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also
represent a significant portion of operating expenses.   These expenses totaled
$51,253, for the three months ended September 30, 1995, compared to $35,538 for three months ended September 30, 1994. The $15,715 increase is attributable to an expanded ITW schedule and equipment upgrades. Utilities expense totaled $35,542, and $33,042, respectively, for the three months periods ended September 30, 1995 and September 30, 1994. Program costs totaling $25,696, and $27,263, respectively, are also included in the total operating expenses for the three month periods ended September 30, 1995 and 1994. Operating expenses for the bar and concessions, which include payroll costs, were $37,848, and $35,872 for the three month periods which ended September 30, 1995 and September 30, 1994, respectively. The restaurant is typically closed during the 3rd quarter. Operating payrolls and related costs totaled $193,499 and $169,613 for the three month periods ended September 30, 1995 and September 30, 1994, respectively, excluding player costs and payroll costs included in the bar, restaurant and concessions areas. For an increase of $23,886, $9,500 is attributable to the addition of marketing director position.

The Company's operating expenses for the nine ended September 30, 1995 and September 30, 1994 were $2,452,069, and $1,855,545, respectively. Depreciation expense for the nine months ended September 30, 1995, and September 30, 1994, were $126,900, and $65,833, respectively, for an increase of $61,067. The increase in depreciation expense is attributable to capital improvements made during 1994, and the extra month of operation during 1995. The operating expenses for the nine months ended September 30, 1995, increased $596,524 compared to the nine months ended September 30, 1994. The largest factor contributing to the increase was $398,608 in operating expense attributable to the month of January operations of the Fronton during peak jai-alai season in January 1995. (In January 1994 the Company did not own or operate the jai-alai facility.) For the nine months ending September 30, 1995, player costs were $560,960 compared to $405,645 for the nine months ending September 30, 1994. Of the $155,315 increase, approximately $130,000 was attributable to the extra month of operation during 1995. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment totaled $263,429, for the nine months ended September 30, 1995, compared to $188,419 for nine months ended September 30, 1994. The $75,010 increase is attributable to an expanded ITW schedule and equipment upgrades and the extra month of operation during the 1995 season. Utilities expense totaled $100,928, and $90,532, respectively, for the nine months periods ended September 30, 1995 and September 30, 1994. Program costs totaling $105,586, and $85,559, are also included in the total operating expenses for the nine month periods ended September 30, 1995 and 1994, respectively. Operating expenses for the bar, restaurant, souvenirs and concessions which include payroll costs, were $312,025, and $226,616, for the six month periods which ended September 30, 1995 and September 30, 1994, respectively. Of the $85,409 increase, approximately $38,000 was attributable to the extra month of operation in 1995, with the balance of the increase attributable to increased food and beverage sales. Operating payrolls and related costs totaled $716,904 and $619,217 for the nine month periods ended September 30, 1995 and September 30, 1994, respectively, excluding player costs and payroll costs included in the bar, restaurant and concessions areas. The bulk of the $97,687 increase is attributable to an extra month of operation during the January 1995 period with approximately $20,000 attributable to new marketing director position.

The Company had net interest and dividend income of $14,452 and $66,463 for the three months and nine months ended September 30, 1995, respectively. For the three months and nine months periods ended September 30, 1994, the Company had $8,628 and $17,739, in net interest and dividend income, respectively. The $5,824 increase for the three month period ended September 30, 1995 as compared to the September 30, 1994 period is attributable to an increase of funds invested in short term cash equivalent fund due to the additional equity capital that was injected in the second half of 1994. The $48,724 increase for the nine months ended September 30, 1995, compared to nine month ended September 30, 1994, is attributable to the same factors. The Company also recorded dividend income of approximately $26,250 received on a short term investment in bank holding company stock that was sold in the first quarter 1995.

In connection with the sale of SCOPE, the Company received a three-year promissory note from SCOPE. On April 4, 1994, the Company sold the promissory note, with a remaining principal balance of $109,000, to an unaffiliated third party for $95,000. As a result of the sale of this note at a discount, the Company recorded a one-time charge of $14,669 against earnings in the second quarter and for the nine months ended September 30, 1994. For the three and nine months ended September 30, 1995, the Company had no gain or losses on the sale of assets.

For the three months ended September 30, 1995, the Company had no gains on the sales of securities. The Company had a net realized gain on the sale of securities of $195,939 for the nine months ended September 30, 1995. There were no gains on sale of securities for the three and nine month periods ended September 30, 1994. The $195,939 gain resulted from the sale of bank holding company common stock which the Company had invested in on a short term basis for a dividend yield. These shares were purchased in December 1994 and sold in February 1995.

Other expenses were $1,848 and $44,657, for the three and nine months ended September 30, 1995, respectively. This compares to $7,023 and $21,086, for the three and nine months ended September 30, 1994, respectively. The $1,848 and $44,657 were legal costs paid in connection with litigation, (See note 8), during the quarter and nine months ended September 30, 1995. The $7,023 and $21,086 for the three and nine month periods ended September 30, 1994, consisted of costs associated with the effort to put a casino referendum on the November 1994 Florida ballot, net of a $4,820 refund by the Division of Pari-Mutuel Wagering returned to the Company as unused investigatory funds with respect to the license application investigation.

At December 31, 1994, the Company had approximately $480,000 in net operating loss carryforwards (net of IRC section 382 limitations due to the change of control that occurred in March 1993). Thus there was no provision for Federal income taxes for the quarter and nine months ended September 30, 1995. Also, net operating losses eliminated the need for tax accruals for the nine months ended September 30,1994.

The Company had a net loss of $92,396, or ($0.03) per common share, for the three months ended September 30, 1995, compared to a net loss of $16,452 or ($.01) per common share for the three months ended September 30, 1994. The decrease in earnings of $75,944 was primarily the result of factors discussed above for this most recent quarter including the increased depreciation, interest, along with the increased legal and travel expenses associated with our entry in the Native American gaming segment of the industry. The company had net income of $232,119 or $.05 per common share for the nine months ended September 30, 1995, compared to a net loss of $79,136, or ($.05) per common share for the period ended September 30, 1994. The increase in net income of $311,255, for the nine months ended September 30, 1995, was influenced by the factors discussed above including an extra month of wagering on both live jai-alai and ITW performances, growth in the handle and increase in take-out or commission rate on ITW, the effects of House Bill 2813, now known as chapter 94-318, Laws of Florida which reduced the pari-mutuel tax rate on gross jai-alai handle from 7.1 to 5% and reduced daily license fees per game from $80 to $40, and the $195,939 securities gain booked in the first quarter.

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


LIQUIDITY AND CAPITAL RESOURCES

The balance of the Company's cash and cash equivalents at September 30, 1995, was $1,151,477. At September 30, 1995, the Company had working capital of $834,294, a decrease of $699,553 from $1,533,847 at December 31, 1994. A large portion of the decrease was the result of the sale of $1.6 million in margined bank holding company securities; although the Company booked a $195,939 gain, this transaction resulted in an approximately $338,000 decrease in working capital because of the decrease in leverage that occurred when the margin account was repaid. The Company also advanced $120,000 to the Rincon, San Luiseno Band of Missions, per as loan agreement as discussed below and in its Report 8-K filed September 18, 1995.

During the nine months ended September 30, 1995, net cash used by the Company's operating activities was $400,497. The Company's continuing operating expenses consisted principally of office expenses, general administrative expenses, and operating expenses associated with jai-alai and ITW operations. Principal revenues were from net commissions on pari-mutuel wagering on live jai-alai, commission on ITW events, and food and beverage sales. The Company expects net cash flows from the operation of current business activities will be adequate to meet operational needs.

During the nine months ended September 30, 1995, cash flow provided from investing activities was $530,152, the result of the $1,814,189 securities sale and net of $1,284,037 in capital expenditures. The bulk of capital expenditures, approximately $1,082,000, was related to the land acquisitions described earlier.

During the nine months ended September 30, 1995, cash flow used from financing activities was $341,352. Cash flow used in financing activities consisted primarily of the $1,084,541 repayment of the margin account and net of approximately $845,000 in borrowings and a $100,000 repayment of principal on the Company's note to WJA Realty. The $845,000 in borrowings were the result of the recent land acquisitions.

In the course of its business, the Company has had numerous discussions, and continues to have discussions, regarding joint ventures and business combinations related to the pari-mutuel and gaming industry, including the acquisition of other jai-alai frontons and joint ventures with Native American Tribes related to the operation of gaming facilities. No assurances can be given about the likelihood or timing of any such transaction. The Company has entered into certain arrangements with potential coventurers to explore possible opportunities for gaming ventures. In connection with one such project, the Company has agreed, contingent upon another coventurer's procurement of approval from regulatory authorities of an application to qualify to operate a gaming venture and of a business plan and site for the venture, to provide up to $15 million in financing to construct a gaming facility. The Company may terminate this arrangement upon its sole discretion, if it determines the project is no longer feasible. There can be no assurance that the conditions to the Company's obligations will be met. The Company has retained consultants and other advisors to assist the Company in the evaluation of the proposed project and has financed certain organizational costs of the venture. These organizational costs totaled approximately $335,000 as of September 30, 1995.

As mentioned earlier in this report, as set forth on its Report 8-K dated June 21, 1995, Florida Gaming Corporation announced it had entered an agreement with Centrum X, a consulting firm in Native American affairs. This agreement contemplates Florida Gaming and Centrum X forming joint ventures to manage class II, and class III gaming facilities for Native American Tribes.

As set forth in its Report 8-K dated August 14, 1995, Florida Gaming announced an Agreement in Principle to acquire EagleVisions Gaming Group of the Americas, Inc. of Minneapolis, Minnesota. EagleVisions is headed by Leonard Prescott, former CEO of the Mystic Lake Casino Complex near Minneapolis, the second largest Native American Casino in the United States. Since that date the Company and EagleVisions have reviewed the original concept and have concluded that a joint venture would be more appropriate and just as successful for both entities. Management of the Company and key members of Eaglevisions are currently negotiating such an agreement.

Also as set forth on its Report 8-K dated August 28, 1995, Florida Gaming signed a Management Agreement with the Ponca Indian Tribe of Nebraska to build and operate a casino in Douglas County (Omaha) for Class II and Class II gaming as authorized by the Indian Gaming Regulatory Act. Under the Agreement, the Ponca Tribe will receive 70% of the net revenues from gaming, with Florida Gaming receiving 30%. The Management Agreement has a 5 year term beginning upon the commencement of gaming at the facility. The Agreement, is subject to approval by the National Indian Gaming Commission, the acquisition of land that can be taken in trust under the Indian Gaming Regulatory Act as the site for the facility, the execution of definitive financing agreements, and certain other conditions. Under the Indiana Gaming Regulatory Act, certain gaming activities are also subject to the negotiation of a compact between the Ponca Tribe and the State of Nebraska.

On September 18, 1995, as set forth on its Report 8-K, Florida Gaming agreed to provide up to $5,000,000 in financing to the Rincon, San Luiseno Band of Mission Indians. Proceeds of the loan will be used for working capital for the River

Oaks Casino, which the Rincon Band currently owns and operates in San Diego County, California. The Loan Agreement will take effect when at least 400 gaming machines are in operation at the Casino. Florida Gaming has agreed to make up to $5 million available to the Rincon band during the seven year term of the Agreement. In lieu of interest on the loan, Florida Gaming will receive a royalty during the term of the Loan agreement equal to 12 1/2 % of all gaming revenues of the Casino other than from gaming machines, plus 12 1/2% of the "Drop" or "Handle" from gaming machines during the first five years and 11% during the sixth and seventh years of the Loan Agreement. Florida Gaming has also agreed to grant the Rincon Band 25,000 shares of its common stock in two annual installments when the Loan Agreement takes effect. Florida also agreed to advance short term working capital funds, which will represent initial draws when the Loan Agreement takes effect. $120,000 has been advanced through September, 1995, and $248,000 has been advanced through the date of this filing.

The operation of gaming machines at the Rincon Casino is currently prohibited by a preliminary injunction issued by the United States District Court for Southern California. The injunction was sought by the United States Attorney for Southern California, based upon federal circuit court decisions that the operation of gaming machines by Native American tribes in California was prohibited by the Indian Gaming Regulatory Act, because gaming machines were prohibited by California law and to date, California Governor Wilson has refused to enter into gaming compacts with California tribes. Since the date that the preliminary injunction was imposed on the Rincon Band, the United states Court of Appeals has agreed to review its prior decisions in light of a recent California appellate court decision that California law permits the operation of gaming machines by the California Lottery, contributing to the uncertain parameters of Indian gaming in California

The Rincon Band has requested a hearing to consider lifting of the injunction based on its belief that it now complies with all conditions for the operation of gaming machines under the Indian Gaming Regulatory Act. As part of this effort, the Rincon Band has now assumed direct management of the casino, and has entered the Loan Agreement with Florida Gaming. The U.S. Attorney has until November 8th to respond to the Rincon Band's pleading and the Rincon Band will have until the 15th of November to comment on the U.S. Attorney's response. No hearing date has been set, and there can be no assurance that the injunction will be lifted. The lifting of the injunction would place the Rincon band in a position comparable to the other three Native American tribes in San Diego County and the 22 other tribes in California that already operate Casinos with gaming machines.

Management and financing agreements with Native American Tribes will necessitate funds for the construction of facilities and in some cases the acquisition of lands to be put in trust for the tribes. These funds are typically recovered from the tribes' share of gaming profits, however, initially the Company will be required to secure substantial capital for these activities. Currently the Company is evaluating sources of funding including equity and debt financing.

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

          None

Item 5.   OTHER INFORMATION.

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.


               LIST OF EXHIBITS FILED.

Exhibit 27     Financial Data Schedule

     (b)       REPORTS ON FORM 8-K.

               During the quarter ended September 30, 1995, as set forth in its Report 8-K dated August 14, 1995, Florida Gaming announced an Agreement in Principle to acquire EagleVisions Gaming Group of the Americas, Inc. of Minneapolis, Minnesota. EagleVisions is headed by Leonard Prescott, former CEO of the Mystic Lake Casino Complex near Minneapolis, the second largest Native American Casino in the United States. Since that date the Company and EagleVisions have reviewed the original concept and have concluded that a joint venture would be more appropriate and just as successful for both entities. Management of the Company and key members of Eaglevisions are currently negotiating such an agreement. For more information, see Item 2 of this 10QSB. No financial statements were filed as part of this Form 8-K Report.

               Also during the quarter ended September 30, 1995, the Company, as set forth on its Report 8-K dated August 28, 1995, signed a Management Agreement with the Ponca Indian Tribe of Nebraska to build and operate a casino in Douglas County (Omaha) for Class II and Class II gaming as authorized by the Indian Gaming Regulatory Act. Under the Agreement, the Ponca Tribe will receive 70% of the net revenues from gaming, with Florida Gaming receiving 30%. The Management Agreement has a 5 year term beginning upon the commencement of gaming at the facility. The Agreement, is subject to approval by the National Indian Gaming Commission, the acquisition of land that can be taken in trust under the Indian Gaming Regulatory Act as the site for the facility, the execution of definitive financing agreements, and certain other conditions. Under the Indiana Gaming Regulatory Act, certain gaming activities are also subject to the negotiation of a compact between the Ponca Tribe and the State of Nebraska. For more information, see Item 2 of this 10QSB. No financial statements were filed as part of this Form 8-K Report.

               Also during the quarter ended September 30, 1995, the Company filed a Form 8-K Current Report on September 18, 1995, announcing the Company had agreed to provide up to $5,000,000 in financing to the Rincon, San Luiseno Band of Mission Indians. Proceeds of the loan will be used for working capital for the River Oaks Casino, which the Rincon Band currently owns and operates in San Diego County, California. The Loan Agreement will take effect when at least 400 gaming machines are in operation at the Casino. Florida Gaming has agreed to make up to $5 million available to the Rincon band during the seven year term of the Agreement. In lieu of interest on the loan, Florida Gaming will receive a royalty during the term of the Loan agreement equal to 12 1/2 % of all gaming revenues of the Casino other than from gaming machines, plus 12 1/2% of the "Drop" or "Handle" from gaming machines during the first five years and 11% during the sixth and seventh years of the Loan Agreement. Florida Gaming has also agreed to grant the Rincon Band 25,000 shares of its common stock in two annual installments when the Loan Agreement takes effect. Florida also agreed to advance short term working capital funds, which will represent initial draws when the Loan Agreement takes effect. $120,000 has been advanced through September, 1995, and $248,000 has been advanced through the date of this filing. For more information, see Item 2 of this 10QSB. No financial statements were filed as part of this Form 8-K Report.

                           FLORIDA GAMING CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         FLORIDA GAMING CORPORATION
                                       ------------------------------
                                              (Registrant)

Date:    November 13, 1995               By:     W. B. Collett
     ---------------------                  ------------------------------
                                            W.B. Collett
                                            Chairman of the Board and Chief
                                            Executive Officer
                                            (Principal Executive Officer)




Date:    November 13, 1995               By:     Timothy L. Hensley
     ---------------------                  ------------------------------
                                            Timothy L. Hensley
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)