Form 10QSB/A
period 1995-09-30
FLORIDA GAMING CORP
filed 1996-01-08
CIK 312065

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                F O R M 10-QSB/A
                                (AMENDMENT NO. 1)

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1995

                          Commission file number 0-9099

                           FLORIDA GAMING CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                          59-1670533
-------------------------------      -------------------------------
(State or other Jurisdiction of              (IRS Employer
Incorporation or Organization)             Identification No.)

  1750 SOUTH KINGS HIGHWAY, FT. PIERCE, FLORIDA              34945-3099
--------------------------------------------------     ------------------------
    (Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code        (407)464-7500
                                                     --------------------------

Former name, former address and former fiscal year,
if changed since last report                                    N/A
                                                    ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES      X               NO
                        ------------             ------------

  3,123,586   shares of the issuer's Common Stock were outstanding as of the
------------
latest practicable date,    NOVEMBER 13, 1995  .
                         ----------------------

Transitional Small Business Disclosure Format:
                                                  YES               NO    X
                                                     ---------        ---------

T I.  FINANCIAL INFORMATION

ITEM 1.

                          FLORIDA GAMING CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                       1995            1994
                                                                  -------------    ------------
                                                                   (UNAUDITED)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents  . . . . . . . . . . . . . . . . .   $  1,151,477    $  1,363,174
    Investment securities  . . . . . . . . . . . . . . . . . . .             --       1,618,250
    Accounts receivable & current portion of notes receivable. .         18,338          20,258
    Inventory  . . . . . . . . . . . . . . . . . . . . . . . . .         22,445          22,123
    Prepaid expense and other  . . . . . . . . . . . . . . . . .         26,068           7,387
                                                                  -------------    ------------
          Total current assets . . . . . . . . . . . . . . . . .      1,218,328       3,031,192

PROPERTY AND EQUIPMENT:
    Land (Notes 2,5, and 9)  . . . . . . . . . . . . . . . . . .      2,719,495       1,631,865
    Building and Improvements (Note 5) . . . . . . . . . . . . .      1,914,101       1,799,962
    Furniture, fixtures and equipment (Note 5) . . . . . . . . .        504,864         422,596
                                                                  -------------    ------------
                                                                      5,138,460       3,854,423

    Less accumulated depreciation  . . . . . . . . . . . . . . .       (268,862)       (141,962)
                                                                  -------------    ------------
                                                                      4,869,598       3,712,461
    OTHER NOTES RECEIVABLE, NET  . . . . . . . . . . . . . . . .        120,000              --

    OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . .         67,218          30,800
                                                                  -------------    ------------
                                                                   $  6,275,144    $  6,774,453
                                                                  -------------    ------------
                                                                  -------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . .   $     91,617    $  1,196,666
    Accrued payroll and related expenses . . . . . . . . . . . .          8,449          15,415
    Other accrued expenses . . . . . . . . . . . . . . . . . . .        157,600         176,879
    Short-term borrowing and current portion of long-term debt .        126,368         108,385
                                                                  -------------    ------------
          Total current liabilities  . . . . . . . . . . . . . .        384,034       1,497,345

LONG-TERM LIABILITIES
    Long-term portion notes payable (Notes 6,and 7)  . . . . . .      1,831,337       1,114,061

STOCKHOLDERS' EQUITY (Notes 2,4,8 and 9):
    Class A preferred stock, convertible to common stock, $.10 par value, authorized 1,200,000 shares, 35,235 shares
      issued and outstanding, aggregate liquidation preference
      of $352,350 at September 30, 1995; 43,664 shares issued
      and outstanding at December 31, 1994, aggregate
      liquidation preferences of $477,000. . . . . . . . . . . .          3,524           4,366
    Common stock, $.10 par value, authorized 15,000,000 shares,
      3,123,474 issued and outstanding at September 30,
      1995, and 3,119,246 shares issued and outstanding
      at December 31, 1994 . . . . . . . . . . . . . . . . . . .        312,347         311,924
    Capital in excess of par value . . . . . . . . . . . . . . .     25,058,360      25,026,362
    Accumulated deficit  . . . . . . . . . . . . . . . . . . . .    (21,314,458)    (21,179,605)
                                                                  -------------    ------------
          Total stockholders' equity . . . . . . . . . . . . . .      4,059,773       4,163,047
                                                                  -------------    ------------
                                                                   $  6,275,144    $  6,774,453
                                                                  -------------    ------------
                                                                  -------------    ------------

  The accompanying notes are an integral part of these financial statements.

                          FLORIDA GAMING CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                 -----------------------------   -----------------------------
                                                 SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                     1995            1994            1995            1994
                                                 -------------   -------------   -------------   -------------
HANDLE:

Jai-Alai                                           $       --      $       --     $ 4,183,844     $ 3,480,257
ITW                                                 4,638,923       4,040,406      15,190,424      11,305,216
                                                 -------------   -------------   -------------   -------------
    Total Pari-Mutuel Handle                        4,638,923       4,040,406      19,374,268      14,785,473

REVENUE:
Pari-Mutuel Revenues, net of $24,727,              $  486,323      $  416,968     $ 2,440,639     $ 1,711,593
 $-0-, $126,900 and $144,384 pari-
 mutuel taxes paid to the State of
 Florida, respectively
Admissions, net of $2,144, $1,683, $22,732,            29,671          27,441         118,154          91,763
 and $18,812 of Admissions & Sale Taxes paid
 to the State of Florida, respectively
Food, Beverage and Other                               98,028          84,521         638,714         440,510
                                                 -------------   -------------   -------------   -------------
    Total Revenues                                    614,022         528,930       3,197,507       2,243,866


COSTS AND EXPENSES:
Operating                                             472,318         392,807       2,452,069       1,855,545
General and Administrative                            204,404         130,180         604,164         383,608
Depreciation                                           42,300          24,000         126,900          65,833
                                                 -------------   -------------   -------------   -------------
    Total Costs and Expenses                          719,022         546,987       3,183,133       2,304,986
                                                 -------------   -------------   -------------   -------------
    Net Income (loss) from operations                (105,000)        (18,057)         14,374         (61,120)

OTHER INCOME (EXPENSES):
Interest Dividend Income, net                          14,452           8,628          66,463          17,739
Gain (loss) on Net Sale of Assets                          --              --              --         (14,669)
Realized Gain on Marketable Securities                     --              --         195,939              --
Other (Expense)                                      (337,108)         (7,023)       (379,917)        (21,086)
                                                 -------------   -------------   -------------   -------------
    Net Income (Loss)                              $ (427,656)     $  (16,452)     $ (103,141)     $  (79,136)
                                                 -------------   -------------   -------------   -------------
                                                 -------------   -------------   -------------   -------------

Earnings (loss) per common share                        ($.13)          ($.01)         ($.03)          ($.05)
 (See Note 7)

Weighted average common shares outstanding          3,120,670       1,761,136       3,119,726       1,693,971
 (See Note 7)

Fully diluted per share earnings (See Note 7)           N/A             N/A             N/A             N/A

  The accompanying notes are an integral part of these financial statements.

                          FLORIDA GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   FOR THE NINE MONTHS ENDED
                                                                 ------------------------------
                                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                                     1995             1994
                                                                 -------------    -------------
Operating activities:

Net Income                                                        $  (103,141)     $   (79,136)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                     126,900           65,833
    Loss on sale of assets                                                 --           14,669
Realized gain on sale of marketable securities                       (195,939)              --

Decrease (increase) in -
    Accounts receivable, net                                         (126,143)          (6,457)
    Prepaid and other current assets                                  (18,681)          21,181
    Other assets                                                      (36,418)              --
Inventories                                                              (322)         (20,807)

Increase (decrease) in -
    Accounts payable                                                  (20,508)          (3,950)
    Accrued expenses                                                  (26,245)         208,846
                                                                 -------------    -------------
    Total adjustments                                                (632,616)         279,315

    Net cash provided (used) by operating activities              $  (400,497)     $   200,179

Investing activities:
    Proceeds from sale of assets                                          -0-           95,000
    Proceeds from sales and maturities of marketable securities     1,814,189               --
    Capital Expenditures (Note 8)                                  (1,284,037)      (2,978,318)
                                                                 -------------    -------------
    Net cash provided from (used in) investing activities         $   530,152      $(2,883,318)

Financing activities:
    Proceeds from payments on notes receivable                          8,063           10,515
    Net proceeds from borrowing (Note 8)                              735,259        1,034,423
    Repayment of margin account                                    (1,084,541)              --
    Stockholders Equity:
    Proceeds from issuance of common stock                                 --        1,300,000
    Conversion of Preferred to Common and Preferred
       Dividend Payments                                                  (87)             (71)
    Common stock repurchased                                              (46)              --
                                                                 -------------    -------------
    Net cash provided (used) from financing activities            $  (341,352)     $ 2,344,867

NET INCREASE (DECREASE) IN CASH                                   $  (211,697)     $  (338,272)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                         $ 1,363,174      $ 2,033,901
                                                                 -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF QUARTER                       $ 1,151,477      $ 1,695,629
                                                                 -------------    -------------
                                                                 -------------    -------------
Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                                      $   126,084      $    34,601
    Income Taxes                                                           --               --

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

In the course of its business, the Company has had numerous discussions, and continues to have discussions, regarding joint ventures and business combinations related to the pari-mutuel and gaming industry, including the acquisition of other jai-alai frontons and joint ventures with Native American Tribes related to the operation of gaming facilities. No assurances can be given about the likelihood or timing of any such transaction. The Company has entered into certain arrangements with potential co-venturers to explore possible opportunities for gaming ventures. In connection with one such project, the Company has agreed, contingent upon another co-venturer's procurement of approval from regulatory authorities of an application to qualify to operate a gaming venture and of a business plan and site for the venture, to provide up to $15 million in financing to construct a gaming facility. The Company may terminate this arrangement upon its sole discretion, if it determines the project is no longer feasible. There can be no assurance that the conditions to the Company's obligations will be met. The Company has retained consultants and other advisors to assist the Company in the evaluation of the proposed project and has financed certain organizational costs of the venture. These organizational costs totaling approximately $335,000 have been expensed through September 30, 1995.

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

On September 18, 1995, as set forth on its Report 8-K, Florida Gaming agreed to provide up to $5,000,000 in financing to the Rincon, San Luiseno Band of Mission Indians. Proceeds of the loan will be used for working capital for the River Oaks Casino, which the Rincon Band currently owns and operates in San Diego County, California. The Loan Agreement will take effect when at least 400 gaming machines are in operation at the Casino. Florida Gaming has agreed to make up to $5 million available to the Rincon Band during the seven year term of the Agreement. In lieu of interest on the loan, Florida Gaming will receive a royalty during the term of the Loan agreement equal to 12 1/2% of all gaming revenues of the Casino other than from gaming machines, plus
12 1/2% of the "Drop" or "Handle" from gaming machines during the first five years and 11% during the sixth and seventh years of the Loan Agreement. Florida Gaming has also agreed to grant the Rincon Band 25,000 shares of its common stock in two annual installments when the Loan Agreement takes effect. Florida also agreed to advance short term working capital funds, which will represent initial draws when the Loan Agreement takes effect. $120,000 has been advanced through September, 1995, and $248,000 has been advanced through the date of this filing. On November 1, 1995 the Company and the Rincon Band extended the expiration date of the Agreement to June 30, 1996.

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

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                            FLORIDA GAMING CORPORATION
                            (Registrant)



Date:    January 4, 1996      By:  /s/ Timothy L. Hensley
     ----------------------      ---------------------------
                                       Timothy L. Hensley
                                       Executive Vice President and
                                         Chief Financial Officer