Form 10KSB/A
period 1994-12-31
FLORIDA GAMING CORP
filed 1996-01-30
CIK 312065

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A
                               (Amendment No. 1)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

        For the Fiscal Year Ended
        December 31, 1994

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to ______________

                         Commission File Number 0-9099

                           FLORIDA GAMING CORPORATION
                 (Name of Small Business Issuer in its Charter)

         Delaware                                           59-1670533
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1750 South Kings Highway                                    34945-3099
Fort Pierce, Florida                                        (Zip Code)
(Address of principal
executive offices)

Issuer's telephone number
 including area code:                                       (407) 464-7500

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock ($.10 par value) and Class A Convertible Preferred Stock ($.10 par value)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes   X      No
                            -----       ------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant's revenues for the most recent fiscal year:  $2,823,272.

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 1995
     Common stock, par value of $.10 per share -- $6,024,956.

     The number of shares of the registrant's common stock outstanding as of March 15, 1995 -- 3,119,246 shares.

     Transitional Small Business Disclosure Format

                        Yes _____    No ______

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

     Florida Gaming Corporation (the "Company") hereby amends its annual report on Form 10-KSB for the Company's fiscal year ended December 31, 1994 ("1994 10-KSB") by substituting the following for Items 6 and 7 of the 1994 10-KSB:


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

     Effective July 31, 1992, the Company sold its ownership interest in Scope Incorporated ("SCOPE"), to an unaffiliated corporation, which left the Company with no operations. On March 31, 1993, the Company entered into a stock purchase agreement with Freedom whereby Freedom made a $874,350 equity infusion into the Company. The Company issued 699,480 shares to Freedom as a result of this agreement and a change in control of the Company occurred.

     On February 1, 1994, the Company acquired the Fronton following receipt of the approval from the Florida Department of Business Regulation on that date. The business consists of, among other things, live jai-alai, inter-track pari-mutuel wagering and the sale of food and alcoholic beverages. The total consideration for the purchase consisted of $1,500,000 cash, a ten-year promissory note in the amount of $1,000,000, secured by a first mortgage, and 200,000 shares of the Company's common stock. The Company also purchased certain inventories and assumed certain pari-mutuel liabilities to patrons as part of the closing transaction.

     At its annual shareholders' meeting March 16, 1994, the shareholders approved a change in the Company's fiscal year end from August 31 to December
31. Also at that meeting, shareholder approval was granted to change the name of the Company from Lexicon Corporation to Florida Gaming Corporation. These changes were effected by the Company on March 17, 1994.

     The Company participated in a Florida lobbying group that collected signatures to place a referendum before the voters of Florida in November 1994 to amend the Florida Constitution to permit casino gaming in Florida at, among other places, pari-mutuel wagering facilities. On November 8, 1994 the voters in the state of Florida failed to approve this amendment. Under Florida law it will be two years before any referendum pertaining to a state constitutional amendment to legalize casino gaming can be placed before the voters again.

     On October 4, 1994, the Company entered into a letter of intent dated October 4, 1994 (the "Letter of Intent") with Casino America, Inc. ("Casino America") to form a joint venture (the "Joint Venture") to build and operate a casino at the Fronton if permitted by Florida law within the next six years.
The Letter of Intent provides that Casino America would be the manager of the casino and all casino-related improvements. The Company would continue to manage the operation of the jai-alai fronton, intertrack wagering and all other non-casino related activities. Each corporation would receive a management fee based on costs. The Letter of Intent provides that Casino America has the exclusive right to enter into a Joint Venture with the Company for six years and Casino America has a right of first refusal to enter into other potential gaming opportunities in Florida with the Company for such period and during the term of the Joint Venture. The formation of the Joint Venture is subject to certain conditions, including the satisfactory completion of due diligence by Casino America, the receipt of all required regulatory approvals, the approval of each partner's board of directors, the execution of a definitive joint venture agreement, and the approval of the Company's stockholders, if required by law. The Letter of Intent provides that if no definitive Joint Venture agreement is executed by March 31, 1995, and the Letter of Intent is not extended by either party no later than June 30, 1995, either party may terminate discussions in connection with the Joint Venture and neither party shall have any liability to the other, except as otherwise specified in the Letter of Intent. No definitive Joint Venture agreement has yet been executed and by letter dated March 21, 1995, Casino America has extended the period of time to June 30, 1995. For more information concerning the agreement, see "Item 1. Description of Business-- Joint Venture Letter of Intent."

RESULTS OF OPERATIONS

     TWELVE MONTHS ENDED DECEMBER 31, 1994 COMPARED WITH TWELVE MONTHS ENDED AUGUST 31, 1993 AND FOUR MONTHS ENDED DECEMBER 31, 1993.

     During the twelve months ended December 31, 1994, the Company's operations reflect the operation of the Fronton since February 1, 1994. Live jai-alai was conducted at the Fronton during the most recent complete jai-alai season from November 26, 1993 through April 30, 1994. Because the Company acquired the Fronton on February 1, 1994, revenues related to the operation of live jai-alai at the Fronton are included only for the period February 1, 1994 through April 30, 1994. The Company has received permits from the DPMW to conduct live jai-alai performances from January 6, 1995, through and including April 30, 1995, and December 1, 1995 through and including April 27, 1996. The Fronton typically remains open for inter-track wagering year round. During the four month period ended December 31, 1993, and twelve months ended August 31, 1993, the Company had no operations while management examined the Company's strategic alternatives.

     The Company's pari-mutuel handle for the year ended December 31, 1994, was $19,232,481, consisting of $3,480,257 in live jai-alai wagering and $15,752,224 in inter-track wagering from February 1, 1994 through December 31, 1994. Although the Company did not operate the Fronton during 1993, the comparative handle under previous management for live jai-alai wagering was $3,382,069 and for inter-track
wagering was $12,437,816 for the same 11 month period during 1993.   The
Company's pari-mutuel revenues net of state pari-mutuel taxes for the twelve months ended December 31, 1994, were $2,153,481. Of the $2,153,481, $1,447,205 was attributable to commissions on inter-track wagering and $706,276 was attributable to live jai-alai. Admissions income for the year ended December 31, 1994, was $122,032, net of state taxes. Food, beverage and other income for the year ended December 31, 1994, was $547,759. There were no operating revenues for the twelve months ended August 31, 1993, nor for the four months ended December 31, 1993.


     The Company's general and administrative expenses were $987,807 and $610,952 for the twelve months ended December 31, 1994 and August 31, 1993, respectively, and $78,216 for the four months ended December 31, 1993. General and administrative expenses for the twelve months ended August 31, 1993 included $37,500 in salary and a severance payment of $125,000 to the former president of the Company, whose employment was terminated March 31, 1993. General and administrative expenses for the twelve months ended December 31, 1994, are attributable primarily to the operation of the Fronton acquired on February 1, 1994, including $119,402 in advertising and promotion expenses. Also included in general and administrative costs in the year ended December 31, 1994, is $130,988 in salaries and benefits for the Fronton's General Manager and the Company's Chief Financial Officer, $80,060 in interest expense, principally the result of the $1,000,000 mortgage given upon the acquisition of the Ft. Pierce facility, $57,379 in property taxes on the acquired property, $50,500 of costs associated with the effort to put a casino referendum on the November 1994 Florida Ballot, $29,551 for legal and other costs paid in connection with the settlement of certain litigation, $81,930 in litigation expenses, a $10,000 appraisal fee spent analyzing a potential business opportunity, $78,886 for a real estate option and related costs associated with an abandoned gaming venture at that site, and net of a $4,820 refund by the Division of Pari-Mutuel Wagering returned to the Company as unused investigatory funds with respect to the license application investigation. As a result of a cost containment strategy implemented April 1, 1993, no payroll costs were incurred from the period April 1, 1993 through February 1, 1994.


     The Company's operating expenses for the year ended December 31, 1994 were $2,248,885, the result of the acquisition of the Fronton. There were no operating expenses for the year ended August 31, 1993. Depreciation expense for the twelve month period ended December 31, 1994 was $141,962. The $141,962 in depreciation expense is primarily associated with the facility and equipment purchased on February 1, 1994, and subsequent capital improvements. Players costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. The year ending December 31, 1994, included three months of live jai-alai and associated player costs totaling $408,192. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $224,449 for the year ended December 31, 1994. Utilities expense totaled $120,191, and program costs totaled $108,128, respectively, for the year ended December 31, 1994. Operating expenses, including payroll costs, for the bar, restaurant and concessions were $255,410 for the year ended December 31, 1994. Operating payrolls and related costs totaled $803,166 for the year ended December 31, 1994, excluding player costs and payroll costs included in the bar, restaurant and concessions areas. Operating payrolls and related costs include costs related to repairs and maintenance to the Fronton.

     The Company had net interest and dividend income of $37,090 and $63,565 for the twelve months ended December 31, 1994, and August 31, 1993, respectively, a decrease of $26,475. The decrease in interest and dividend income resulted from substantial reductions in investments and principal owed to the Company on loans to SCOPE and others, but was primarily the result of the Company's redeployment of funds to the acquisition of the Fronton. Equity investments in the Company during the second half of 1994, however, have increased the Company's funds invested in cash equivalent funds.

     In connection with the sale of SCOPE, the Company received a three-year promissory note from SCOPE. On April 4, 1994, the Company sold the promissory note, with a remaining principal balance of $109,000, to an unaffiliated third party for $95,000. As a result of the sale of this note at a discount, the Company recorded a one-time charge of $14,669 against earnings in the year ended December 31, 1994. During the twelve months ended August 31, 1993, the Company recorded a $4,953 loss on the sale of real property owned in Virginia.

     There were no gains on sale of securities for the year ended December 31, 1994. There were $169,333 in realized securities gains for the twelve month period ended August 31, 1993. These gains resulted from the sale of securities that the Company had invested in while searching for business opportunities for the Company.


     The Company had a net loss of $390,999 ($0.18 per common share) for the twelve months ended December 31, 1994. A substantial amount of the loss was primarily caused by the factors discussed above as part of general and administrative expenses. The Company's operations were also affected by remodeling and refurbishing of the Fronton facility. In the transition from the live jai-alai season to only an ITW and simulcast operation for the balance of the year, the Company implemented reductions in janitorial, mutuel tellers, concessions, security, other payrolls, and other operating expenses, although much of the overhead associated with operating the facility continued. Management believes it has now adjusted operational expenses to the level necessary for ITW and live jai-alai operations. Management has also implemented increases in the commission rates for ITW which should improve revenues during 1995. It should also be noted that pari-mutuel taxes on live jai-alai were reduced effective July 1, 1994. This recently adopted legislation reduces the pari-mutuel tax rate on gross jai-alai handle from 7.1 to 5%, the first $30,000 of handle per performance continues to be exempt from taxes, and the daily license fees paid per game were cut in half to $40 from $80. These changes, although they did not affect the Company's operation until the first quarter of 1995, are expected to increase net pari-mutuel revenue from live jai-alai (an increase estimated to be approximately $87,000 annually).


     As described above, the Company's operations have changed significantly during 1994. The Company's total assets have increased from approximately $2.3 million to approximately $6.8 million. Stockholders' equity has increased approximately $2.0 million through capital injections and stock issued in connection with the Ft. Pierce acquisition. At December 31, 1994, long term debt was approximately $1,000,000, primarily the result of the Ft. Pierce acquisition.

     In addition, in January 1995 the Company acquired three parcels of land contiguous to the original Fronton property comprising approximately 79 acres for $1,082,136. The total acreage surrounding the facility is currently approximately 134 acres including the parking lot. The Company's plans for this additional property held for future expansion are still in the formative stages and could include the construction of a flea-market and the expansion of ITW facilities. The possibilities of billboards along the Interstate 95 right of way, a recreational vehicle park, and a golf driving range have also been discussed.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     The balance of the Company's cash and cash equivalents at December 31, 1994 was $1,363,174. At December 31, 1994, the Company had working capital of $1,533,847, a decrease of $477,232 from $1,981,079 at December 31, 1993. The decrease was primarily the result of the $1,500,000 cash portion of the Fronton acquisition. The Company also invested $548,208 in capital improvements and contiguous land purchases since the acquisition and through December 31, 1994. The Company, however, received $1,701,472 in additional equity (net of expenses) in connection with certain warrant and option exercises described herein. At December 31, 1994, the Company had $1,618,250 invested in the publicly traded common stock of a bank holding company on a temporary basis for dividend yield, including approximately $1,084,000 of such common stock financed through the Company's margin account.

     During the twelve months ended December 31, 1994, net cash provided by the Company's operating activities was $35,616. The Company's continuing operating expenses consisted principally of office expenses, general administrative expenses, and operating expenses associated with Fronton operations. Principal revenues were from net commissions on pari-mutuel wagering on live jai-alai and ITW events. The Company expects net cash flows from the operation of current business activities will be adequate to meet operational needs.

     During the twelve months ended December 31, 1994, cash flow used by investing activities was $4,714,802, primarily the result of investing $3,270,654 in the purchase of the Fronton, land acquisition, and other capital improvements. On December 31, 1994, the Company also had $1,618,250 invested in bank holding company common stock.

     During the twelve months ended December 31, 1994, cash flow from financing activities was $4,008,459. Cash flow from financing activities consisted primarily of the $1,000,000 note issued in connection with the Fronton's acquisition, $1,084,541 in margin financing, and equity injections of a $1,701,472.

     In connection with the sale of the Company's previously majority-owned subsidiary, Sports-Tech International, Inc., in July 1991 to Sports Tech, Inc. ("Sports-Tech") for $40,000 cash, the Company sold to Sports-Tech a three-year Warrant to purchase up to 400,000 shares of the Company's common stock at an aggregate purchase price of $1,000,000. As a result of the Equity Infusion by Freedom, the shares issuable under this Warrant increased to 651,752 shares. On July 28, 1994, Sports-Tech exercised the Warrant and purchased the 651,752 shares at a per share exercise price of approximately $1.534. Pursuant to the request by Sports-Tech in accordance with the Warrant, the Company filed a registration statement with the Securities and Exchange Commission with respect to the resale of these shares. As of March 15, 1995, the Company has incurred $166,411 in registration costs. On March 9, 1995, Sports-Tech informed the Company that it had sold all 651,752 shares.

     On August 26, 1994, Freedom exercised an option to purchase 400,000 shares of Common Stock at an exercise price of $1.25 per share. On October 12, 1994, Freedom exercised its option to acquire an additional 300,000 shares. These exercises resulted in approximately $875,000 in additional equity capital for the Company. Freedom retains an option to purchase 1,330,000 shares at an exercise price of $1.25 per share.

     On April 4, 1994 the Company sold its note receivable from SCOPE to an unaffiliated third party for $95,000 in cash. As a result of the sale of this note at a discount, the Company recorded a one-time charge of $14,669 against earnings in the second quarter, but increased cash in the amount of $95,000.

     In May 1994, the Company engaged an investment banker to evaluate the potential for a private placement up to $10 million of convertible debt securities. Following the execution of the letter of intent with Casino America on October 4, 1994, the Company terminated this engagement.

     In January 1995, the Company acquired land contiguous to the Fronton property, comprising approximately 79 acres, for $1,082,136. Of this amount, $845,132 was financed through first mortgages on the real estate and $237,004 was from cash.

     In the course of its business, the Company has had numerous discussions, and continues to have discussions, regarding joint ventures and business combinations related to the pari-mutuel and gaming industry, including the acquisition of other jai-alai frontons. No assurances can be given about the likelihood or timing of any such transaction. See Note K to the Audited Financial Statements.

     The Company believes that its present financial condition provides adequate capital reserves and liquidity for its current activities. In addition, subject to certain conditions contained in Section 1.6a of the Stock Purchase Agreement between the Company and Freedom, Freedom may provide or obtain financing for capital investments by the Company in an amount of up to $2,500,000 in aggregate.

ITEM 7.   FINANCIAL STATEMENTS.

     LIST OF FINANCIAL STATEMENTS FILED.  See accompanying Financial Statements:

          Balance Sheets as of December 31, 1994 and 1993, and August 31, 1993.

          Statements of Operations for the years ended December 31, 1994 and August 31, 1993, and for the four months ended December 31, 1993.

          Statement of Stockholders' Equity for the two years and four months ended December 31, 1994.

          Statements of Cash Flows for the years ended December 31, 1994 and August 31, 1993, and for the four months ended December 31, 1993.

          Notes to Financial Statements.

ITEM 7.  FINANCIAL STATEMENTS

Audited Financial Statements

FLORIDA GAMING CORPORATION

December 31, 1994 and 1993
  and August 31, 1993



AUDITED FINANCIAL STATEMENTS

Independent Auditors' Report...........................................1

Financial Statements
  Balance Sheets.......................................................2
  Statements of Operations.............................................4
  Statement of Stockholders' Equity....................................5
  Statements of Cash Flows.............................................6
  Notes to Financial Statements........................................8

[KING & COMPANY LETTERHEAD]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
  and Shareholders
Florida Gaming Corporation
  (formerly Lexicon Corporation)
New Albany, Indiana


We have audited the accompanying balance sheets of Florida Gaming Corporation (a Delaware Corporation) as of December 31, 1994 and 1993, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1994 and the four months ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Florida Gaming Corporation as of August 31, 1993 and for the year then ended were audited by other auditors whose report dated October 7, 1993 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Gaming Corporation as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year ended December 31, 1994 and four months ended December 31, 1993 in conformity with generally accepted accounting principles.


                                                 /s/ King & Company, PSC

Louisville, Kentucky
March 16, 1995

BALANCE SHEETS

FLORIDA GAMING CORPORATION


                                             December 31,         August 31,
                                          1994         1993         1993
                                        ---------    ---------    ---------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents            $1,363,174   $2,033,901   $1,813,251
  Investment securities--Note E         1,618,250          -0-      400,903
  Current portion of notes
    receivable--Notes C and I              20,258       33,938       33,613
  Inventory                                22,123          -0-          -0-
  Prepaid expense                           7,387        1,325       26,428
                                        ---------    ---------    ---------
                                        3,031,192    2,069,164    2,274,195


PROPERTY, PLANT AND EQUIPMENT--Note J
  Land                                  1,631,865          -0-          -0-
  Buildings and improvements            1,799,962
  Furniture, fixtures and equipment       422,596          -0-          -0-
                                        ---------    ---------    ---------
                                        3,854,423          -0-          -0-

  Less accumulated depreciation          (141,962)         -0-          -0-
                                        ---------    ---------    ---------
                                        3,712,461          -0-          -0-


NOTES RECEIVABLE--Notes C and I               -0-      105,891      117,315





OTHER ASSETS--Note K                       30,800      100,000          -0-
                                        ---------    ---------    ---------

                                       $6,774,453   $2,275,055   $2,391,510
                                        ---------    ---------    ---------
                                        ---------    ---------    ---------

                                                     December 31,             August 31,
                                                  1994           1993            1993
                                              -----------    -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Unclaimed winnings                         $     49,742
  Investment margin account--Note E             1,084,541
  Accounts payable                                 62,383   $      6,250    $     15,850
  Accrued payroll and related
    expenses                                       15,415            -0-             -0-
  Accrued expenses                                176,879            -0-         131,227
  Preferred dividend
    arrearage--Note D                                 -0-         81,835             -0-
  Current portion long-term
    debt--Note L                                  108,385            -0-             -0-
                                              -----------    -----------     -----------
                                                1,497,345         88,085         147,077

LONG-TERM DEBT--Note L                          1,114,061            -0-             -0-

STOCKHOLDERS' EQUITY--Notes B, C, D, & F
    Class A redeemable preferred stock,
    convertible to common stock, 1,200,000
    shares authorized, 43,664 and 45,464
    shares issued and outstanding in 1994
    and 1993, respectively; aggregate
    liquidation preference of approximately
    $477,000 at December 31, 1994                   4,366          4,546           4,546
  Common stock, $.10 par value;
    15,000,000 shares authorized;
    3,119,246 and 1,503,240 issued
    and outstanding in 1994 and 1993,
    respectively                                  311,924        150,324         150,324
  Capital in excess of par value               25,026,362     22,781,412      22,781,412
  Accumulated deficit                         (21,179,605)   (20,749,312)    (20,691,849)
                                              -----------    -----------     -----------
                                                4,163,047      2,186,970       2,244,433

COMMITMENTS AND CONTINGENCIES--Note K

                                              -----------    -----------     -----------

                                             $  6,774,453   $  2,275,055    $  2,391,510
                                              -----------    -----------     -----------
                                              -----------    -----------     -----------

See notes to financial statements

STATEMENTS OF OPERATIONS

FLORIDA GAMING CORPORATION

                                                   Four months
                                      Year ended     ended      Year ended
                                      December 31, December 31,  August 31,
                                         1994         1993         1993
                                       --------     --------     --------
ON SITE MUTUEL REVENUE               $   850,665          -0-         -0-
  Less payments
    to State of Florida                 (144,389)
INTER TRACK MUTUEL COMMISSIONS         1,447,205
                                      ----------
           Net pari-mutuel revenue     2,153,481

ADMISSION INCOME                         122,032
PROGRAM REVENUE                          154,570
FOOD AND BEVERAGE                        340,497
OTHER                                     52,692
                                      ----------
           TOTAL OPERATING REVENUE     2,823,272          -0-         -0-

OPERATING EXPENSES
  Staff payroll and related costs        803,166
  Player payroll and related costs       408,192
  Food and beverage costs                255,410
  Repairs and maintenance                 53,410
  Totalizator/teleview rent--Note K      224,449
  Depreciation                           141,962
  Utilities                              120,191
  Programs                               108,128          -0-   $     878
  Other                                  133,977
                                      ----------   ----------    --------
          TOTAL OPERATING EXPENSES     2,248,885          -0-         878

SELLING, GENERAL AND
  ADMINISTRATIVE
    Officers' compensation               136,404                  199,046
    Directors' fees--Note I               14,000  $     4,000      23,100
    Management consulting--Note I         52,977       12,000      60,690
    Advertising and promotions           119,402                      -0-
    Telephone and travel                  76,717                    7,011
    Professional fees                     64,360       28,095     120,029
    Interest expense                      80,060                      174
    Property taxes                        57,379                      -0-
    Other expense--Notes K and I         386,508       34,121     200,902
                                      ----------   ----------    --------
                                         987,807       78,216     610,952
                                      ----------   ----------    --------
            (LOSS) FROM OPERATIONS      (413,420)     (78,216)   (611,830)

OTHER INCOME (EXPENSE):
  Interest and dividends                  37,090       20,753      63,565
  Realized gain on marketable
    securities                               -0-          -0-     169,333
  Loss on disposal of assets--Note C     (14,669)         -0-      (4,953)
                                      ----------   ----------    --------
                                          22,421       20,753     227,945
                                      ----------   ----------    --------

                          NET LOSS   $  (390,999) $   (57,463)  $(383,885)
                                      ----------   ----------    --------
                                      ----------   ----------    --------


LOSS PER COMMON SHARE--NOTE H        $      (.18) $      (.04)  $    (.39)
                                      ----------   ----------    --------
                                      ----------   ----------    --------


See notes to financial statements

STATEMENT OF STOCKHOLDERS' EQUITY

FLORIDA GAMING CORPORATION

For the two years and four months ended December 31, 1994

                                      Class A
                                   Preferred Stock     Common Stock
                                   Par Value $.10     Par Value $.10     Capital in
                                   ---------------    --------------      Excess of   Accumulated
                                   Shares  Amount     Shares    Amount    Par Value     Deficit
                                   ------  ------    --------  --------  -----------  -----------
Balances at
  September 1, 1992                45,964  $4,596     803,648 $ 80,365  $21,996,972  $(20,267,496)

Sale of stock to Freedom
  Financial Corp.--Note B                             699,480   69,948      804,402
Legal costs incurred for
  Freedom Financial Corp.'s
  acquisition--Note B                                                       (20,000)
Conversion of Class A
  preferred stock to common
  stock--Note D                      (500)    (50)        112       11           38
Dividend on preferred
  stock--$.90 per share                                                                   (40,468)
Net loss for fiscal year                                                                 (383,885)
                                   ------   -----   ---------  -------   ----------   -----------
BALANCES AT
  AUGUST 31, 1993                  45,464   4,546   1,503,240  150,324   22,781,412   (20,691,849)

Net loss for the period                                                                   (57,463)
                                   ------   -----   ---------  -------   ----------   -----------
BALANCES AT
  DECEMBER 31, 1993                45,464   4,546   1,503,240  150,324   22,781,412   (20,749,312)

Sales of stock--Notes C and I                       1,351,752  135,175    1,566,414
Conversion of Class A
  preferred stock to
  common stock--Note D             (1,800)   (180)        404       40          132
Dividend on preferred
  stock--$.90 per share                                                                   (39,294)
Net loss for the year                                                                    (390,999)
Payment of preferred stock
  dividend--Note D                                     16,514    1,651      119,369
Stock issued for asset
  acquisitions--Notes J and M                         247,336   24,734      559,035

                                   ------   -----   ---------  -------   ----------   -----------
BALANCES AT
  DECEMBER 31,1994                 43,664  $4,366   3,119,246 $311,924  $25,026,362  $(21,179,605)
                                   ------   -----   ---------  -------   ----------   -----------
                                   ------   -----   ---------  -------   ----------   -----------


See notes to financial statements

STATEMENTS OF CASH FLOWS

FLORIDA GAMING CORPORATION


                                                        Four months
                                          Year ended      ended      Year ended
                                          December 31,  December 31,  August 31,
                                              1994         1993         1993
                                           ----------   ----------   ----------
OPERATING ACTIVITIES
  Net loss                                $  (390,999) $   (57,464) $  (383,885)
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization           141,962          -0-          878
      Provision for bad debts                     -0-          -0-       31,866
      Realized (gain) on marketable
        securities                                -0-          -0-     (169,333)
      Amortization of premiums on
        marketable equity securities              -0-          -0-       13,756
      Loss on sale of assets                   14,669          -0-        4,953
      Decrease (increase) in prepaid
        and other current assets              (28,185)      25,103         (367)
      Decrease in other assets                    -0-          -0-        1,360
      Increase (decrease) in unclaimed
        winnings and accounts payable         105,875       (9,600)     (31,428)
      Increase (decrease) in accrued
        expenses                              192,294     (131,227)      (1,935)
                                            ----------   ----------   ----------
        NET CASH PROVIDED BY (USED IN)
               OPERATING ACTIVITIES            35,616     (173,188)    (534,135)




(CONTINUED)

FLORIDA GAMING CORPORATION

                                                           Four months
                                             Year ended      ended       Year ended
                                             December 31,  December 31,   August 31,
                                                 1994         1993          1993
                                              ----------   ----------    ----------
INVESTING ACTIVITIES
  Proceeds from the sale of
    marketable securities                            -0-  $   400,903   $ 3,253,679
  Proceeds from sale of fixed assets                 -0-                     29,880
  Purchases of marketable securities         $(1,618,250)                (3,394,608)
  Capital expenditures                        (3,270,654)         -0-           -0-
  Deposits                                        69,200     (100,000)          -0-
  Proceeds from payments on notes
    receivable                                   104,902       11,100        92,071
                                              ----------   ----------    ----------
   NET CASH PROVIDED BY (USED IN)
               INVESTING ACTIVITIES           (4,714,802)     312,003      (111,049)

FINANCING ACTIVITIES
  Long-term debt issued                        1,222,446          -0-           -0-
  Proceeds from issuance of
    common stock                               1,701,472       81,835       854,350
  Borrowings on margin account                 1,084,541          -0-           -0-
                                              ----------   ----------    ----------
             NET CASH PROVIDED BY
               FINANCING ACTIVITIES            4,008,459       81,835       946,421
                                              ----------   ----------    ----------

      NET INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS             (670,727)     220,650       301,237

Cash and cash equivalents at beginning
  of period                                    2,033,901    1,813,251     1,512,014
                                              ----------   ----------    ----------

       CASH AND CASH EQUIVALENTS
                   AT END OF PERIOD          $ 1,363,174  $ 2,033,901   $ 1,813,251
                                              ----------   ----------    ----------
                                              ----------   ----------    ----------
SUPPLEMENTAL DISCLOSURES
  Issuance of common stock pursuant to-
    -Conversion of Class A preferred
      stock                                     $    180          -0-       $    50
    -Asset acquisitions                          583,769          -0-           -0-
  Accrual of dividend on Class A
    preferred stock                               39,293          -0-        40,468
  Write-off of note receivable from
    former shareholder--Note I                       -0-          -0-        31,866
  Interest paid                                   80,060          -0-           174
  Payment of dividend arrearage through
    issuance of common stock                      81,835          -0-           -0-

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION

December 31, 1993 and 1994
  and August 31, 1993


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY BACKGROUND: Florida Gaming Corporation (the Company) operates a live Jai Alai fronton in Ft. Pierce, Florida. The Company also conducts intertrack wagering (ITW) on jai alai, horse racing and dog racing in Florida. The Company was formerly known as Lexicon Corporation and was substantially inactive from August 1, 1992 to March 31, 1993.

On March 31, 1993 Florida Gaming entered into a Stock Purchase Agreement with Freedom Financial Corporation (Freedom), a Company controlled by the current Chairman of Florida Gaming whereby Freedom made an $874,350 equity infusion into Florida Gaming. Florida Gaming issued 699,480 new shares (approximately 46.5% of the Company's outstanding common stock) to Freedom as a result of this agreement (See Note B).

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVESTMENT SECURITIES: On January 1, 1994, Florida Gaming adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which specifies the accounting for investments in securities that have readily determinable fair values. Securities that management has both the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at cost, adjusted for amortization of premium or accretion of discount using the interest method. Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, or other similar factors, are classified as securities available for sale and carried at fair value with any adjustments to fair value, after tax, reported as a separate component of stockholders' equity.

Prior to January 1, 1994, securities that were being held for indefinite periods of time including securities that management intended to use as part of its asset/liability strategy, or that may have been sold in response to changes in interest rates, changes in prepayment risk, or other similar factors, were classified as securities held for sale and were carried at the lower of cost or aggregate market value with any write downs recorded in the income statement.

NOTES TO FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION

December 31, 1993 and 1994
  and August 31, 1993


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Interest and dividends on securities, including the amortization of premiums and the accretion of discounts, are reported in interest and dividends on securities using the interest method. Gains and losses on securities are recorded on the trade date and are calculated based on the security with the highest cost unless specific securities are identified.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. As described in Note J, the cost of the Company's Ft. Pierce Jai Alai facility was allocated to land, building and equipment based on available appraisals, original cost records and management estimates. Depreciation is provided on the straight-line basis over the estimated useful life of the related assets.

REAL ESTATE HELD FOR EXPANSION: The Company's investment in undeveloped land ($529,865 at December 31, 1994) is carried at cost and is included with land under property, plant and equipment in the accompanying balance sheet.

INVENTORY: The Company's inventory, comprising food and beverage products and souvenirs, is stated at the lower of cost of market.

PARI-MUTUEL WAGERING: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company's liability to host tracks for ITW collections totaled $62,383 and are included in accounts payable at December 31, 1994. Unclaimed winnings totaled $49,742 at December 31, 1994.

INCOME TAXES: In February 1992, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". SFAS No. 109 was required to be implemented during the first quarter of fiscal year 1994. The Company adopted the standard as a cumulative change in accounting principle during fiscal 1994. There was no material impact on the Company's financial position or results of operations related to the implementation of the new standard.

NOTES TO FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION

December 31, 1993 and 1994
  and August 31, 1993


NOTE B--STOCK PURCHASE AGREEMENT

Pursuant to a Stock Purchase Agreement, on March 31, 1993, Florida Gaming sold 603,000 shares of Common Stock to Freedom for total cash consideration of $874,350 ($1.45 per share) (the Equity Infusion). In addition, Florida Gaming granted Freedom options to purchase an additional 1,750,000 shares of Common Stock at an exercise price of $1.45 per share, exercisable at any time prior to the fifth anniversary of the closing. The Stock Purchase Agreement provided that if Florida Gaming's Common Stock were delisted from the NASDAQ Small-Cap Market pursuant to a proceeding commenced before 181 days after March 31, 1993 (regardless of whether Florida Gaming's Common Stock was subsequently relisted),
(i) the effective per share purchase price would be adjusted to $1.25, the purchase price would remain at $874,350 and the number of shares sold to Florida Gaming would be increased to 699,480 shares, and (ii) the per share price pursuant to the options granted to Freedom would be adjusted to $1.25 and the number of shares which would be available to be purchased pursuant to the option would be increased to 2,030,000. Subject to certain conditions contained in the Stock Purchase Agreement, Freedom may also provide or obtain financing for capital investments by Florida Gaming in an amount of up to $2,500,000 in the aggregate, the terms of which shall be no less favorable to the Company than would be obtainable by the Company from unrelated third parties at the time such loans are made.

By letter dated April 7, 1993, Florida Gaming received notice that, following review of Florida Gaming's submissions concerning the Equity Infusion, the NASDAQ Stock Market would delist Florida Gaming's Common Stock effective April 8, 1993. The NASDAQ Qualifications Committee stated that Florida Gaming should have met the required $4,000,000 total assets criteria for continued listing, rather than a $2,000,000 total assets criteria.

As a result of the delisting of the Company's common stock and pursuant to the Stock Purchase Agreement, Florida Gaming issued an additional 96,480 shares of Common Stock to Freedom, the exercise price per share of the options was reduced to $1.25 per share and the number of shares subject to the options increased to 2,030,000. Reference is made to Note I for details of options exercised by Freedom during 1994.

Florida Gaming's Common Stock was later relisted following appeal and review by the NASDAQ Qualifications Committee.

In connection with this Stock Purchase Agreement, the Company terminated its sole employee as of March 31, 1993. As part of the Stock Purchase Agreement, the Company paid the former employee a $125,000 severance payment which is included in selling, general and administrative expense in the accompanying August 31, 1993 statement of operations.

NOTES TO FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION

December 31, 1993 and 1994
  and August 31, 1993


NOTE C--DISPOSITION OF BUSINESSES

SCOPE INCORPORATED: Effective July 31, 1992, Florida Gaming sold to BECT Acquisition Group, Inc., a Delaware corporation unaffiliated with Florida Gaming, all of the shares of the common stock of a former wholly owned subsidiary, SCOPE, pursuant to the terms of a Stock Purchase Agreement (the Agreement) dated March 26, 1992. SCOPE was engaged in the Signal Technology, Defense Systems and Industrial Systems businesses.

The sales price for the common stock was $1,000,000 before closing costs of approximately $127,000 including a $50,000 bonus to the President and Chief Executive Officer of SCOPE, which was paid in cash. In connection with the sale, Florida Gaming also received a three-year, $200,000 promissory note from SCOPE bearing interest at 8% per annum, payable monthly, which replaced an outstanding $450,000 note from SCOPE which bore interest at 13% per annum. The new note was guaranteed by SCOPE and was secured by a security interest in all of SCOPE's furniture, fixtures and equipment.

A subsequent change in the ownership of SCOPE occurred in March 1993. Pursuant to terms in the Agreement, the Company consented to this ownership change under terms and conditions that included (i) accelerated payments on the $200,000 promissory note and (ii) reattribution of certain SCOPE net operating loss carryforwards back to the Company. On March 26, 1993, pursuant to the consent agreement, SCOPE made a $25,000 principal reduction on this note. An additional $50,000 principal payment was made June 26, 1993, followed by $2,000 monthly principal reductions through February 1, 1994. On April 4, 1994 the Company sold this note to an unaffiliated third party for $95,000 in cash. The unaffiliated third party consummated a purchase of SCOPE on that date from the management group that purchased SCOPE in March of 1993. As a result of the sale of this note at a discount, the Company recorded a charge of $14,669 in the accompanying 1994 Statement of Operations.

SPORTS-TECH: In July 1991, Florida Gaming sold to Bristol Holdings, Inc. (Bristol), a Nevada corporation unaffiliated with Florida Gaming, all of the outstanding common stock of Sports-Tech International, Inc. then owned by Florida Gaming. In connection with the sale, (i) Florida Gaming sold to Bristol, for $40,000 cash, a three-year warrant (the Warrant) to purchase up to 400,000 shares of Florida Gaming's common stock at an exercise price of $1.875 per share during the first year and $2.50 per share during the second and third years. As a result of the Equity Infusion discussed in Note B and pursuant to the terms of the Sports-Tech Warrant Agreement, the number of shares purchasable under the warrant was increased to 651,752 shares and the exercise price was reduced to $1.534 per share.

NOTES TO FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION

December 31, 1993 and 1994
  and August 31, 1993


NOTE C--DISPOSITION OF BUSINESSES--CONTINUED

Pursuant to the request of Sports-Tech and in accordance with the requirements of the warrant issued in July 1991, the Company filed a registration statement with the Securities and Exchange Commission on June 29, 1994 to permit the 651,752 shares to be sold by Sports-Tech from time to time directly by Sports-Tech and in negotiated transactions in the over-the-counter market on NASDAQ. On March 9, 1995, Sports-Tech informed the Company that it had sold all of its holdings of the Company's outstanding shares.


NOTE D--PREFERRED STOCK

The Company's Class A preferred stock bears annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. Accrued Class A preferred stock dividends totaled $-0-, $81,835 and $-0- at December 31, 1994, December 31, 1993 and August 31, 1993, respectively. On June 30, 1994, 9,212 shares of common stock were issued as full payment of all preferred dividends in arrears at that time. On September 15, 1994 the Board of Directors declared a preferred dividend for 1994 to holders of record September 21, 1994. As of September 30, 1994, accrued dividends were $39,298. On October 6, 1994, these dividends were paid by the issuance of 7,302 common shares and $45 cash for fractional shares.

Each share of Class A preferred is convertible into .225 shares of common stock at the holder's option. In the years ended December 31, 1994 and August 31, 1993, 1,800 shares and 500 shares of Class A preferred stock were converted into 404 shares and 112 shares of common stock, respectively. There were no conversions of preferred stock for the four months ended December 31, 1993. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

NOTES TO FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION

December 31, 1993 and 1994
  and August 31, 1993


NOTE E--INVESTMENT SECURITIES

The Company's investment in debt and equity securities comprises the following held as available for sale:


                                         December 31,           August 31,
                                     1994           1993           1993
                             --------------------   ----    ------------------
                               Market     Book               Market    Book
                               Value      Value               Value    Value
                             ---------  ---------           --------   -------
  75,000 Common Shares in
   PNC Bank Corporation     $1,618,250 $1,618,250    -0-        -0-        -0-

  U.S. Treasury Notes due
   September 30, 1993              -0-        -0-    -0-   $400,000   $400,903
                             ---------  ---------    ---    -------    -------

                            $1,618,250 $1,618,250    -0-   $400,000   $400,903
                             ---------  ---------    ---    -------    -------
                             ---------  ---------    ---    -------    -------

The Company purchases certain of its securities through a brokerage in Louisville, Kentucky, using a margin account arrangement. The margin account allows the Company to borrow up to 50% of the purchase price of equity securities and 60% of the purchase price of corporate and municipal debt securities. The Margin Account Agreement provides the broker with the unilateral authority to dispose of, or otherwise set off, the Company's investments against its debts to the broker.

At December 31, 1994, the Company owed $1,084,541 on its margin account comprising common stock with a year-end market value of approximately $1,618,250. The broker call rate on the margin accounts is generally prime rate or less, and the account is collateralized by Company investment securities purchased through such accounts.


NOTE F--STOCK OPTIONS

In addition to the options and warrant discussed in Notes B and C, respectively, the Company has various non-qualified and incentive stock option plans and agreements which grant options with Board approval to employees, officers and directors. Under each plan or agreement, the exercise price for each option granted must be at least 100% of the fair market value of the Company's common stock on the date the option is granted.

During fiscal 1993, the Company canceled all stock option plans and related stock options which had been granted before August 31, 1992.

NOTES TO FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION

December 31, 1993 and 1994
  and August 31, 1993


NOTE F--STOCK OPTIONS--CONTINUED

Under three separate agreements during fiscal 1993 the Company entered into stock option agreements with an independent director and two former directors of the Company whereby the Company granted to these individuals non-qualified options to purchase an aggregate 84,250 of the Company's common stock at an exercise price of $2.50 per share. These options are currently exercisable, expire December 31, 1997 and include certain "piggyback" registration rights for all shares issued upon exercise (See Note K).


On April 21, 1994, the Company adopted a new Nonqualified Stock Option Plan, subject to shareholder approval, under which options up to an amount equal to 5% of the Company's issued and outstanding shares of Common Stock can be issued to the Company's non-director employees. Also on April 21, 1994, options for 50,000 shares of Common Stock were granted to the Company's Executive Vice-President (prior to his becoming a director) and options for 25,000 shares were granted to the Company's Chief Financial Officer, each with an exercise price per share of $7.50.

During August, 1994, the Company initiated a new stock option plan for directors pursuant to which each current and future director will receive a one-time grant of options of 25,000 Common Shares. Options for 150,000 shares were granted under this plan in 1994. The option prices for these shares are the market value at the respective dates of grant (range of $5.50 to $5.75 in 1994). The options are not exercisable for a period of one year from grant or in the case of directors, one year from their date of election to the Board.

On November 7, 1994, the Board of Directors granted the Company's Chief Financial Officer an option to purchase an additional 25,000 shares of common stock at an exercise price of $5.50 per share, exercisable one year hence.


NOTE G--INCOME TAXES

At December 31, 1994, the Company had tax net operating loss (NOL) carryforwards of approximately $10,766,000 available to offset future taxable income. This amount includes approximately $3,924,000 representing losses incurred by SCOPE while it was a subsidiary of the Company. Such losses were reattributed to the Company by agreement in accordance with Section 1.1502-20(g)(1) of the Internal Revenue Code (IRC).

These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2009. However, virtually all of the Company's NOL carryforwards which can be utilized to

NOTES TO FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION

December 31, 1993 and 1994
  and August 31, 1993


NOTE G--INCOME TAXES--CONTINUED

offset future taxable income are limited to approximately $95,000 per fiscal year under Section 382 of the IRC because Freedom's stock purchase discussed in Note B was considered a change in ownership under the "deemed exercise rule" of IRC Section 382. As a result, only the net operating losses attributable to the period after the "change in ownership" (approximately $386,000) are not subject to the Section 382 limitation.

The Company has approximately $1,361,000 in capital loss carryforwards which expire in 1996 to offset future taxable capital gains. In addition, the Company has unused general business tax credits of approximately $137,000. These credits expire at various dates through the year 2001 to offset any future tax liabilities of the Company.


NOTE H--LOSS PER COMMON SHARE

The loss per common share was calculated based on the net loss, the amount of the preferred stock dividend and the weighted average number of outstanding common shares (2,184,949, 1,503,240 and 1,093,256 for calendar 1994, the four months ended December 31, 1993 and fiscal 1993, respectively). Options outstanding and the Bristol Warrant were not considered in the computations of loss per common share as they were anti-dilutive.


NOTE I--RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE FROM FORMER SHAREHOLDERS: At August 31, 1992, the Company held a note receivable from a former shareholder, director and officer, which accrued interest at 6.5% per annum and was to be repaid in monthly installments of $1,000 via the Company withholding the individual's monthly director fee. This note was the result of a settlement agreement arranged when the Company determined the individual was unable to pay an obligation in December, 1990.
The balance on this note at August 31, 1992, was $36,236, net of an allowance for doubtful loans of $35,000.

In connection with the March 31, 1993, Stock Purchase Agreement discussed in Note B and the resulting termination of this individual as a director of the Company, the Company charged off this note as other expense in the accompanying statement of operations. The remaining balance on this note was $66,866 at that date less the $35,000 allowance previously provided.

A second former officer had previously defaulted on a note that was collateralized by 3,950 shares of the Company's common stock which the Company repossessed, converting the balance of a court judgment of $54,758

NOTES TO FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION

December 31, 1993 and 1994
  and August 31, 1993


NOTE I--RELATED PARTY TRANSACTIONS--CONTINUED

to a six-year term note receivable due in monthly installments. At December 31, 1994 and 1993 and August 31, 1993, the balances remaining on this note were $17,758, $26,829 and $29,928, respectively.

Selling, general and administrative expenses include the following amounts paid to members of the Board of Directors of the Company:

                                                   Four months  Fiscal year
                                     Year ended       ended        ended
                                     December 31,  December 31,  August 31,
                                        1994           1993         1993
                                     -----------   ------------  ----------

  Directors' fees                      $14,000       $ 4,000      $23,100
  Directors' expense reimbursements    $ 3,109       $   -0-      $14,566
  Management consulting                $34,416       $12,000      $49,000

Included in amounts shown as management consulting are fees paid to a former director and an independent director through March 1993 for services rendered in connection with arranging a stock sale for the Company, resulting in the agreement discussed in Note B. The remaining management consulting fees were paid to the independent director for services rendered between June 1993, and December, 1994 in connection with acquisition investigations for the Company.

On August 26, 1994, Freedom Financial Corporation exercised its option in part (See Note B) to purchase 400,000 shares of the Company's common stock at an exercise price of $1.25 per share. On October 12, 1994, Freedom exercised its option to acquire an additional 300,000 shares. These purchases resulted in approximately $875,000 in additional equity capital for the Company. Freedom retains an option to purchase 1,330,000 shares at an exercise price of $1.25 per share.


NOTE J--ACQUISITION OF JAI ALAI FACILITIES

On October 6, 1993, the Company entered into a Sale and Purchase Agreement with WJA Realty Limited Partnership (an unaffiliated Company), whereby the Company acquired the real property and equipment, of a jai-alai fronton located in Fort Pierce, Florida. The business consists of, among other things, conducting live jai-alai and related pari-mutuel wagering, inter-track wagering and the sale of food and alcoholic and non-alcoholic beverages.

NOTES TO FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION

December 31, 1993 and 1994
  and August 31, 1993


NOTE J--ACQUISITION OF JAI ALAI FACILITIES--CONTINUED

Consideration for the acquisition comprised $2,500,000 and 200,000 shares of the Company's common stock with certain "piggyback" registration rights. (See Note
K).  The $2,500,000 was paid or is payable as follows:

  * $100,000 deposited in an escrow account upon signing of the Agreement; also dated October 6, 1993, transferred upon closing in 1993;

  *  $1,400,000 cash at closing;

  *  $1,000,000 promissory note delivered at closing bearing interest at   8%
per annum (payable quarterly), with annual principal payments of     $100,000;
secured by a first lien on the property acquired.

The market value per share of the Company's stock was $2.23 at February 1, 1994, the closing date. Accordingly, the total purchase price for the facility was $2,946,500.

Company management allocated the above cost to the acquired land, buildings, equipment and improvements based on available land appraisals, original cost records of such property, and their knowledge of the relative values of each segment of the acquisition. The cost was allocated as follows:

     Description                                 Amount
     -----------                                 ------
  34.36 acres developed land                   $  900,000
  78,000 square foot building                   1,500,000
  Land improvements and paving                    200,000
  Equipment, furniture and fixtures               346,500
                                                ---------

                                               $2,946,500
                                                ---------
                                                ---------


NOTE K--COMMITMENTS AND CONTINGENCIES

LITIGATION: On March 22, 1994, Ronald W. Hayes filed suit in the Circuit Court of the Fifteenth Judicial Circuit of Florida, Palm Beach County, against the Company and W. Bennett Collett, the Company's Chairman and Chief Executive Officer. Mr. Hayes alleged that the defendants owe him $118,500, plus attorney's fees, as a finder's fee in connection with the Company's purchase of the Fort Pierce Jai-Alai Fronton (See Note B). The plaintiff accepted a cash payment of $29,551 from the Company in settlement of this

NOTES TO FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION

December 31, 1993 and 1994
  and August 31, 1993


NOTE K--COMMITMENTS AND CONTINGENCIES--CONTINUED

case, which case was dismissed with prejudiced on December 15, 1994. However, a related case was then filed on December 16, 1994, as described below.

On May 13, 1994, American Jai-Alai, Inc. ("American Jai-Alai") filed suit in the Circuit Court of the Fifteenth Circuit in Florida, Palm Beach County, against the Company. American Jai-Alai alleges that in August 1993 the Company entered in to a contract with American Jai-Alai that American Jai-Alai would manage the Fronton if the Company acquired it. American Jai-Alai alleges that the Company and American Jai-Alai agreed to enter into a five-year renewable management contract pursuant to which American Jai-Alai would guarantee a $480,000 annual payment to the Company and $270,000 of the Fronton's net operating income above $750,000 annually. In addition, American Jai-Alai alleges that it has a first right of refusal if the Company desires to sell the Fronton at any time during the alleged management contract. American Jai-Alai also alleges that the Company granted it an option to purchase 100,000 shares of Common Stock at $2.50 throughout the alleged management contract, but not to exceed 1997. In addition, American Jai-Alai alleges that the Company agreed to pay American Jai-Alai 25% of any profit realized from the sale of the Fronton, if such sale was not to American Jai-Alai pursuant to its alleged right of first refusal. In the Complaint, American Jai-Alai alleges, among other claims, breaches of fiduciary duty, breach of contract and fraud. On May 20, 1994, counsel for American Jai-Alai stated that American Jai-Alai was exercising its alleged right to purchase the 100,000 shares of Common Stock for $2.50. The Company has not issued any shares of Common Stock pursuant to this demand. The Company has filed an Answer to the Complaint and also filed a motion to move the suit from Palm Beach County to St. Lucie County, which was granted by the circuit court. The Company denies the allegations and believes that this proceeding is not likely to result in an adverse judgment that is material to the results of its operations and financial condition.

On December 16, 1994, General Realty and Finance Co. filed in Palm Beach County, against the Company alleging a breach of a commission agreement for the purchase of the Ft. Pierce Jai Alai fronton. The Complaint was filed on December 16, 1994, and a Motion to Transfer Venue was filed January 30, 1995, seeking to have venue transferred to St. Lucie County. The Company has previously paid out a commission to Ronald Hayes and has attempted to pay the principal of General Realty, Ed Fielding, for the commission; however, Mr. Fielding has rejected payment. The Company denies the allegations and believes the proceeding is not likely to result in an adverse judgment that is material to the results of this operation and financial condition.

NOTES TO FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION

December 31, 1993 and 1994
  and August 31, 1993

NOTE K--COMMITMENTS AND CONTINGENCIES--CONTINUED

CASINO AMERICA: On October 4, 1994, the Company entered into a letter of intent dated October 4, 1994 (the "Letter of Intent") with Casino America, Inc. ("Casino America") to form a joint venture (the "Joint Venture") to build and operate a casino at the Fronton. Casino America owns and operates three riverboat and dockside casinos located in Mississippi and Louisiana. If the Joint Venture is formed before passage of an amendment to the Florida Constitution to permit casino gaming at the Company's Fronton in Fort Pierce, Florida, the Company will contribute its interest in the Fronton to the Joint Venture with a credit to its joint venture capital account of $5,000,000.
Casino America will contribute up to $2,500,000, as needed, to construct a 100,000 square foot indoor facility suitable for a casino or flea market. If casino gaming is not permitted in Florida within the next six years, Casino America has a continuing option to convert the money contributed to the Joint Venture to a promissory note from the Joint Venture payable in equal payments over a ten year period with interest at 8% per annum. If casino gaming is permitted at the Fronton within six years, the value of the assets contributed by the Company to the Joint Venture will be adjusted to increase the Company's capital account up to $22,500,000. Casino America would fund its capital account on an as needed basis up to $22,500,000. All profits and losses of the Joint Venture will be allocated between the partners based upon capital accounts. The Company incurred lobbying expenses of $50,000 during 1994 in connection with efforts to amend the Florida Constitution to allow casino gaming in the State. Such costs are included in Other Expenses in the 1994 Statement of Operations.

The Letter of Intent provides that Casino America will be the manager of the casino and all casino-related improvements. The Company will manage the operation of the jai-alai fronton, intertrack wagering and all other non-casino related activities. Each corporation will receive a management fee based on costs. The Letter of Intent provides that Casino America has the exclusive right to enter into a Joint Venture with the Company for six years and Casino America has a right of first refusal to enter into other potential gaming opportunities in Florida with the Company for such period and during the term of the Joint Venture. The formation of the Joint Venture is subject to certain conditions, including the satisfactory completion of due diligence by Casino America, the receipt of all required regulatory approvals, the approval of each partner's board of directors, the execution of a definitive joint venture agreement, and the approval of the Company's stockholders, if required by law. If no definitive Joint Venture agreement is executed by March 31, 1995, and the Letter of Intent is not extended by either party no later than June 30, 1995, either party may terminate discussions in connection with the Joint Venture and neither party shall have any liability to the other, except as otherwise specified in the Letter of Intent.

NOTES TO FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION


December 31, 1993 and 1994
  and August 31, 1993


NOTE K--COMMITMENTS AND CONTINGENCIES--CONTINUED

Freedom Financial Corporation ("Freedom") has informed the Company that Casino America has purchased 22,500 shares of Freedom's 7% Series AA Mandatorily Redeemable Preferred Stock (the "Freedom Preferred Stock"). The Freedom Preferred Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and possible passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Freedom Preferred Stock is convertible into a minimum of 150,000 shares and a maximum of 300,000 shares of the Common Stock. Casino America is the sole holder of Freedom Preferred Stock. On October 12, 1994, Freedom purchased 300,000 shares of Common Stock from the Company by partial exercise of its option to purchase up to 1,630,000 shares (at that date) of the Company's Common Stock at an exercise price of $1.25 per share. In addition to its remaining option to purchase 1,330,000 shares of the Company's Common Stock, Freedom now owns directly 1,399,480 shares of the Company's 3,119,246 shares of issued and outstanding Common Stock. (See Notes B and I)

PIGGYBACK REGISTRATION RIGHTS: The Company has committed upon certain terms and conditions, to include certain shares held by other parties, in a future registration statement it files on its own behalf, allowing those "piggybacked" shares to be publicly traded. Reference is made to Notes F, J and M for details of those transactions involving "piggyback rights". A summary of such shares is as follows:

         Shares issued in 1994 to acquire
           the Ft. Pierce fronton                   200,000
         Shares issued in 1994 to acquire
           St. Lucie County real estate              47,336
         Shares under option to a former
           officer and director                      84,250
                                                    -------

                                                    331,586
                                                    -------
                                                    -------

NOTES TO FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION

December 31, 1993 and 1994
  and August 31, 1993


NOTE K--COMMITMENTS AND CONTINGENCIES--CONTINUED

LEASES: The Company rents totalisator (autotote) and other equipment under leases which expire at various dates through 1997. The totalisator leases require a minimum annual rental plus contingent rentals based on a percentage of the handle in excess of the minimum annual rental. Total totalisator and other equipment rental expense under operating leases for the year ended December 31, 1994 was approximately $224,000. The remaining minimum lease commitments under all operating leases at December 31, 1994, are as follows:

                                          Minimum
                      Year             Annual Rental
                      ----             -------------
                      1995               $172,210
                      1996                130,000

                                          -------

                                         $302,210
                                          -------
                                          -------

STOCK APPRECIATION GUARANTEES: In connection with the purchase of certain real estate described in Note M, the Company issued 47,336 shares of its $.10 par value stock having a quoted market value of $3.10 on the date of issue. The real estate purchase agreement included the Company's guarantee of the appreciation in value of such stock as follows:

    * If the seller holds the stock for at least three years from the date of closing, (the "$10.00 Guaranty Date") the market value of the stock at the end of the three year period will be at least $10.00 per share.

    * If the Company or its successors or assigns or any entity in which the Company has an interest is approved as a casino permit holder within three years from the date of closing this transaction, and in fact does open a casino, then in that event the Company guarantees that the market value of the stock will be at least $20.00 per share, two years from the date that the Company or its successors or assigns or any entity in which the Company has an interest actually opens and is operating a casino, (the "$20.00 Guaranty Date".)

    * For the purpose of the agreement, the price per share on the $10.00 Guaranty Date and the $20.00 Guaranty Date shall be the over the counter bid price, ("Market Value"). On the $10.00 and $20.00 Guaranty Date, Seller shall request in writing to the Company to reimburse Seller for the difference between the market value of the shares and the guaranteed price. Seller shall remit with said

NOTES TO FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION

December 31, 1993 and 1994
  and August 31, 1993


NOTE K--COMMITMENTS AND CONTINGENCIES--CONTINUED

          request evidence that Seller is still in ownership and possession of said stock. The Company shall pay the difference to Seller within ninety (90) days from receipt of Seller's request.

In addition to the Company's guarantee, Freedom Financial Corporation provided a similar guarantee as a further inducement to the seller of the real estate. Based on the December 31, 1994 closing value of the Company's common stock, a payment of $366,854 or $840,214, the equivalent of 163,046 shares or 373,428 shares would have had to be made at that date to satisfy the terms of the $10 and $20 guarantees, respectively.

OTHER COMMITMENTS: Subsequent to December 31, 1994, the Company entered into certain arrangements with potential coventurers to explore possible opportunities for gaming ventures. In connection with one such project, the Company has agreed, contingent upon another coventurer's procurement of approval from regulatory authorities of an application to qualify to operate a gaming venture and of a business plan and site for the venture, to provide up to $15 million in financing to construct a gaming facility. The Company may terminate this arrangement upon its determination, at its sole discretion, that the project is no longer feasible because such qualification and approvals will not be obtained or a suitable site cannot be acquired in 1995 or the coventurers have ceased to cooperate with one another in a constructive manner. There can be no assurance that the conditions to the Company's obligations will be met. The Company has retained consultants and other advisors to assist the Company in the evaluation of the proposed project and has financed certain organizational costs of the venture. These organizational costs included acquisition of an option on certain real estate that management has determined not to purchase. The cost of such option and related investigation costs totaled $78,886 during 1994. These costs are included as Other Expenses in the accompanying 1994 Statement of Operations. The Company's retention of consultants and other advisors requires the payment of $15,000 per month commencing January 1, 1995 through the date of termination of the above- described agreements.

LITIGATION COSTS: In addition to legal fees incurred in the normal course of the Company's business activities, during 1994 the Company paid approximately $111,000 for settlement costs and legal fees associated with the defense of the various lawsuits described above. Such costs are included in Other Expenses in the Statement of Operations.

COLLECTIVE BARGAINING AGREEMENT: The Company is a party to a collective bargaining agreement with the International Jai Alai Players Association U.A.W. Local 8868, AFL-CIO. The agreement allows the Company to negotiate individual contracts with players and provides for minimum salaries and

NOTES TO FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION

December 31, 1993 and 1994
  and August 31, 1993


NOTE K--COMMITMENTS AND CONTINGENCIES--CONTINUED

bonuses based on pari-mutuel handle, certain cesta allowances and retirement benefits. The agreement continues from year to year unless timely notice of termination is given by either party to the agreement.


NOTE L--LONG-TERM DEBT

The Company's notes payable and long-term debt comprise the following at December 31, 1994:

                                                       Current       Long-Term
                                                       -------       ---------
Mortgage note dated September 30, 1994 secured
by 18.584 acres in St. Lucie County, Florida
(Graham Road); payable in monthly installments
of $2,042 including interest at 10% per annum
through August 30, 1997 with a balloon payment
of $172,888, including interest, due on
September 30, 1997.                                    $  5,905        182,708

Note payable dated February 1, 1994 secured by
a Trustee's deed for the St. Lucie County real
estate on which the Fronton is located; interest
is payable in quarterly installments at 8%
per annum with the principal payable in annual
installments of $100,000 through
January 31, 2004.                                       100,000        900,000

Mortgage note dated June 17, 1994 secured by real
estate located in St. Lucie County; payable in
monthly installments of $425 including interest
at 8% per annum through June 17, 2004.                    2,480         31,353
                                                        -------      ---------

                                                       $108,385     $1,114,061
                                                        -------      ---------
                                                        -------      ---------

The approximate maturities of the Company's long-term debt for the five years after December 31, 1994 are as follows: 1995--$108,385; 1996--$109,210;
1997--$279,093; 1998--$103,151; 1999--$103,412; thereafter--$519,195.

NOTES TO FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION

December 31, 1993 and 1994
  and August 31, 1993


NOTE M--PROPERTY, PLANT AND EQUIPMENT

Reference is made to Note J for details of the Company's purchase of the Ft. Pierce Jai Alai facilities and the related allocation of cost to land, buildings, equipment and improvements.

Plant and equipment are summarized as follows:

                             December 31,     December 31,      August 31,
                                1994              1993             1993
                             -----------      -----------       ----------

  Land and improvements      $1,631,865       $   -0-           $   -0-
  Buildings and improvements  1,799,962           -0-               -0-
  Equipment                     374,838           -0-               -0-
  Furniture and fixtures         43,177           -0-               -0-
  Vehicles                        4,581           -0-               -0-
  Less accumulated
           depreciation        (141,962)          -0-               -0-
                              ----------       ----------        ---------

                              $3,712,461       $   -0-           $   -0-
                              ----------       ----------        ---------
                              ----------       ----------        ---------

In addition to the purchase of the Ft. Pierce Jai Alai, the Company made three other purchases of undeveloped land during 1994. The three purchases comprised approximately 20 acres, including two separate lots, all of which are adjacent to the Jai Alai property. The amounts paid for this property totaled $529,864 including debt assumptions of $190,000, cash payments of $185,000 and the issuance of 47,336 shares of the Company's common stock.

Reference is made to Note K for information pertaining to guarantees of the value of such stock at various futures dates and "piggyback" registration rights granted with respect to the shares issued.

Subsequent to December 31, 1994, the Company acquired an additional 80 acres of undeveloped land adjacent to its other properties in Florida at a cost of $1,082,000 through cash payments of $237,000 and the issuance of long-term debt of $845,000. The Company has no definitive plans for the property acquired; however due to its proximity to the Jai Alai facilities, it is expected to be used in similar or supporting activities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FLORIDA GAMING CORPORATION
                                 (Registrant)



Date: January 29, 1996           By: /s/ Timothy L. Hensley
                                     ------------------------------------------
                                     Timothy L. Hensley
                                     Executive Vice President and
                                        Chief Financial Officer