Form 10QSB
period 1996-03-31
FLORIDA GAMING CORP
filed 1996-05-15
CIK 312065

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

                                 F O R M 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 1996

                          Commission file number 0-9099


                           FLORIDA GAMING CORPORATION
             (Exact name of registrant as specified in its charter)


                 DELAWARE                           59-1670533
      (State or other Jurisdiction of              (IRS Employer
       Incorporation or Organization)            Identification No.)


 1750 SOUTH KINGS HIGHWAY, FT. PIERCE, FLORIDA            34945-3099
  (Address of principal executive offices)                (Zip code)


     Registrant's telephone number, including area code    (407)464-7500


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


                          YES    X          NO


3,305,718 shares of the issuer's Common Stock were outstanding as of the latest practicable date, MAY 11, 1996.

                Transitional Small Business Disclosure Format:

                              YES         NO    X

                                 FLORIDA GAMING
                                   CORPORATION

                              INDEX TO FORM 10-QSB



                                                                   PAGE NUMBER

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of March 31, 1996 (unaudited) and December 31, 1995...... 3

Statements of Operations (unaudited) Three Months ended March 31, 1996 and
1995....................................................................... 5

Statements of Cash Flows (unaudited) Three Months ended March 31, 1996 and
1995........................................................................ 6

Notes to Financial Statements (unaudited)................................... 7

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations............................. 12


PART II.  OTHER INFORMATION................................................. 16


SIGNATURES.................................................................. 18

PART I.  FINANCIAL INFORMATION

ITEM 1.


                          FLORIDA GAMING CORPORATION
                               BALANCE SHEETS



                                                              MARCH 31,       DECEMBER 31,
                                                                1996               1995
                                                              ---------       ------------
ASSETS                                                      (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                                  $ 4,393,211      $ 2,721,865
 Accounts receivable & current portion of notes receivable      533,459          382,811
 Inventory                                                       36,025           33,582
 Prepaid expense and other                                       23,666               --
                                                            -----------      -----------

    Total current assets                                      4,986,361        3,138,258


PROPERTY AND EQUIPMENT:

 Land (Notes 2, and 8)                                        2,744,716        2,732,525
 Building and improvements                                    1,922,071        1,898,151
 Furniture, fixtures and equipment                              654,436          590,405
                                                            -----------      -----------
                                                              5,321,223        5,221,081

 Less accumulated depreciation                                 (385,244)        (336,644)
                                                            -----------      -----------

                                                              4,935,979        4,884,437
                                                            -----------      -----------

Gaming venture investments                                      347,500          323,000
                                                            -----------      -----------

OTHER ASSETS                                                     13,981           29,986
                                                            -----------      -----------

                                                            $10,283,821       $8,375,681

                           FLORIDA GAMING CORPORATION
                                 BALANCE SHEETS

                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY



                                                                MARCH 31,       DECEMBER 31,
                                                                  1996               1995
                                                                ---------       ------------

CURRENT LIABILITIES:
 Accounts payable                                             $  148,725         $ 138,835
 Other accrued expenses                                          410,740           370,880
 Short-term borrowing & current portion of long-term debt        136,589           131,567
                                                              ----------         ---------

    Total current liabilities                                    696,054           641,282


LONG-TERM LIABILITIES
 Long-term portion note payable                                1,706,402         1,822,447

STOCKHOLDERS' EQUITY (See Notes 2,5,7 and 8):
 Class A preferred stock, convertible to common stock,
  $.10 par value, authorized 1,200,000 shares,
  34,735 shares issued and outstanding, aggregate
  liquidation preference of $363,000 at March 31, 1996;
  34,735 shares issued and outstanding at December 31, 1995,
  aggregate liquidation preference of $355,000                     3,473             3,473

 Class B preferred stock, convertible to common stock,
  5,000 shares authorized; 3,750 and 2,400 shares issued
  and outstanding at March 31,1996 and December 31, 1995
  respectively, aggregate 1996 preference of $3,750,000              375               240

 Common stock, $.10 par value, authorized 15,000,000 shares,
  3,280,655 issued and outstanding at March 31, 1996, and
  3,123,586 shares issued and outstanding at December 31, 1995   328,066           312,359

 Capital in excess of par value                               29,374,983        27,278,152

 Accumulated deficit                                         (21,825,532)      (21,682,272)
                                                             -----------        ----------

    Total stockholders equity                                  7,881,365         5,911,952
                                                             -----------        ----------

                                                             $10,283,821        $8,375,681


  The accompanying notes are an integral part of these financial statements.

                           FLORIDA GAMING CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                           FOR THE THREE MONTHS ENDED
                                                       MARCH 31, 1996     MARCH 31, 1995
                                                       --------------     --------------
PARI-MUTUEL HANDLE:
Jai-Alai                                                 $2,870,125          $3,217,172
ITW                                                       6,126,142           5,823,788
                                                         ----------          ----------
    Total Pari-Mutuel Handle                             $8,996,267          $9,040,960

REVENUE:
Pari-Mutuel Revenues, Net of $67,089 and $79,587,
  in pari-mutuel taxes, through March 31, 1996 &
  March 31, 1995, respectively                           $1,238,733          $1,265,304
Admissions, Net of $12,305 and $14,982, of admissions
  and sales tax paid through March 31, 1996 &
  March 31, 1995, respectively                               44,513              51,608
Food, Beverage and Other                                    336,379             347,650
                                                         ----------          ----------
    Total Revenues                                        1,619,625           1,664,562

COSTS AND EXPENSES:
Operating                                                 1,332,707           1,246,563
General and Administrative                                  405,877             189,057
Depreciation                                                 48,600              42,300
                                                         ----------          ----------
                                                          1,787,184           1,477,920
                                                         ----------          ----------
Net Income (Loss) from operations                          (167,559)            186,642

OTHER INCOME (EXPENSES)

Interest Income                                              44,698              35,882
Gain on sale of securities                                       --             195,939
Other (Expense)                                             (20,350)            (19,623)
                                                         ----------          ----------
Net Income                                                ($143,211)         $  398,840
                                                         ----------          ----------
                                                         ----------          ----------

Earnings per common share                                     ($.04)               $.13
Weighted average common shares outstanding                3,199,518           3,119,246
Fully diluted per share earnings (See Note 4)                   N/A                $.08



    The accompanying notes are an integral part of these financial statements.

                            FLORIDA GAMING CORPORATION
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED

                                                          MARCH 31,         MARCH 31,
                                                            1996             1995
                                                         ----------       -----------
Cash flows from operating activities:
Net Income (Loss)                                        $ (143,211)      $   398,840
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                            48,600            42,300
    Realized Gain on Sale of Marketable Securities              -0-          (195,939)
  Decrease (increase) in -
    Accounts receivable, net                                (15,648)           (4,562)
    Prepaid other current assets                            (23,666)          (12,175)
    Other assets                                             (8,495)         (239,632)

Inventories                                                  (2,443)          (11,422)
    Increase (decrease) in -
    Accounts payable                                          9,890            59,813
    Accrued expenses                                         39,860            37,268
                                                         ----------       -----------
      Total adjustment                                       48,098          (324,349)

    Net cash provided (used) by operating activities      $  (95,113)     $    74,491

Cash flows from investing activities:
    Proceeds from sales and maturities of
    Loan to affiliated company                              (135,000)             -0-
    Marketable securities                                        -0-        1,814,189
    Capital Expenditures (Note 8)                           (100,142)      (1,175,218)
                                                          ----------      -----------

    Net cash provided from (used in) investing activities   (235,142)         638,971


Cash flows and uses from financing activities:
    Net proceeds from borrowing (Note 8)                    (111,023)         801,413
    Repayment of margin account                                  -0-       (1,084,541)
    Stockholders Equity:
    Issuance of Preferred Stock, net proceeds              2,112,624               --
                                                          ----------      -----------

Net cash provided (used) from financing activities        $2,001,601      ($  283,128)

NET INCREASE (DECREASE) IN CASH                           $1,671,346       $  430,334

CASH AND EQUIVALENT AT BEGINNING OF YEAR                  $2,721,865       $1,363,174
                                                          ----------      -----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER               $4,393,211       $1,793,508
                                                          ----------      -----------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                              $   42,802       $   35,661
    Income taxes                                                  --               --

FLORIDA GAMING CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 1996
(unaudited)

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

The Company's investment in undeveloped land ($1,617,495 at December 31, 1995 and March 31, 1996) is carried at cost and is included with land under property, plant and equipment in the balance sheet.

The Company's inventory, comprising food and beverage products and souvenirs, is stated at the lower of cost or market.

Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company's liability to host tracks for ITW collections totaled $37,494 and are included in accounts payable at March 31, 1996. Unclaimed winnings totaled $111,231 at March 31, 1996.

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

At December 31, 1995, the Company had net operating loss (NOL) carryforwards of approximately $11,242,000 available to offset future taxable income. These NOL carryforwards expire through fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2009. However, the bulk of the Company's NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $95,000 per fiscal year under section 382 of the IRC. Operating losses of approximately $1,005,000 are not subject to the Section 382 limitation.

(4) INCOME PER COMMON SHARE

The income per common share was calculated based upon net income and the weighted average number of outstanding common shares (3,199,518 and 3,119,246 for the three months ended March 31, 1996, and 1995, respectively). Options and convertible securities were included in the computations of income per share on a fully diluted basis for the period ended March 31, 1995. Options and convertible securities were not included in the computations of loss per shares fro the period ended March 31. 1996, because their inclusion would be anti-dilutive. Weighted average equivalent shares on a fully diluted basis for the three months ended March 31, 1995 were 4,718,320 shares, consisting of 74,250 options held by two former directors, 10,000 in options held by Director Ron Perella, 9,824 shares of equivalent converted Preferred Class A Stock, 175,000 in options held by directors and an executive officer under Nonqualified Stock Option Plans, 1,330,000 in options held by Freedom Financial Corporation, and the 3,119,246 weighted
average common shares.   Refer to the Company's latest annual report on Form
10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

(5)    PREFERRED STOCK

The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. Accrued Class A preferred stock dividends totaled $-0- at March 31, 1996 and December 31, 1995, respectively. On September 5, 1995 the Board of Directors declared a preferred dividend for 1995 to holders of record September 21, 1995. As of September 30, 1995, accrued dividends were $31,712. On October 6, 1995, these dividends were paid by the issuance of 2,337 common shares and $83 cash in lieu of fractional shares.

Each share of Class A preferred is convertible into .225 shares of common stock at the holder's option. During the years ended December 31, 1995 and 1994, 8,929 shares and 1,800 shares of Class A preferred stock were converted into 2,008 shares and 404 shares of common stock, respectively. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration to be received by the Company upon initial issuance of each share of the Series B shares is $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the
market value of the common stock.   Upon liquidation, the holders of Series B
preferred shares shall be entitled to be paid $1,000 per share plus 8% accrued dividends before any distribution to holders of common stock. During the year ended December 31, 1995, 2,400 Series B preferred shares were issued for $2,400,000 to three unrelated parties. Subsequent to December 31, 1995, the Company issued an additional 2,300 Series B shares at $1,000 per share and 1050 Series B shares have been converted to 169,611 shares of Common Stock.

(6)   RELATED PARTY TRANSACTIONS

On August 26, 1994, Freedom Financial Corporation exercised its option in part to purchase 400,000 shares of the Company's common stock at an exercise price of $1.25 per share. On October 12, 1994, Freedom exercised its option to acquire an additional 300,000 shares. These purchases resulted in approximately $875,000 in additional equity capital for the Company. Freedom retains an option to purchase 1,330,000 shares at an exercise price of $1.25 per share. See also Note (7) Commitments and Contingencies - Casino America.

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

On April 28, 1995, the Company granted a former Director an option to purchase 19,000 common shares at $5.19 per share. The option is exercisable after October 29, 1995 and expires five years from date of grant. On the same date the Company granted its Chairman an additional option to purchase 300,000 common shares at $5.00 per share. The option is exercisable after November 8, 1995 and also expires five years from date of grant.

In January of 1996 the Board of Directors established the Chairman's annual salary at $360,000, payable monthly. The Chairman had previously received no salary.

Included in notes receivable is a $485,000 line of credit granted to Freedom Financial Corporation in December of 1995. The credit facility, which is secured by real property owned by Freedom, is due on demand and bears interest at 2% above prime. Freedom Financial is owned substantially by the Company's Chairman.

(7)   COMMITMENTS AND CONTINGENCIES

LITIGATION: On March 22, 1994, Ronald W. Hayes filed suit in the Circuit Court of the Fifteenth Judicial Circuit of Florida, Palm Beach County, against the Company and W. Bennett Collett, the Company's Chairman and Chief Executive Officer. Mr. Hayes alleged that the defendants owe him $118,500, plus attorney's fees, as a finder's fee in connection with the Company's purchase of its Fort Pierce Jai-Alai Fronton. The plaintiff accepted a cash payment of $29,551 for the Company in settlement of this case which as was dismissed with prejudice on December 15, 1994. However, a related case was then filed on December 16, 1995, as described below.

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

On December 16, 1994, General Realty and Finance Co. filed suit in Palm Beach County against the Company alleging a breach of a commission agreement for the purchase of the Ft. Pierce Jai-Alai Fronton. The Complaint was filed on December 16, 1994, and a Motion to Transfer Venue was filed January 30, 1995, seeking to have venue transferred to St. Lucie County. The Company has previously paid out a commission to Ronald Hayes and has attempted to pay the principal of General Realty, Ed Fielding, for a commission; Mr. Fielding initially rejected payment. The Company denies the allegations and believes the proceedings are not likely to result in an adverse judgement that is material to the results of this operation and financial condition.

On April 25, 1996, Compagnie Parisienne De Reescompte, filed suit in U.S. District Court, District of Delaware, against the Company alleging it failed to convert Preferred Class B stock into common shares of the Company pursuant to the stock subscription agreement. The Company and its attorneys are in the process of answering the Complaint.

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

Freedom Financial Corporation ("Freedom") has informed the Company that Casino America has purchased 22,500 shares of Freedom's 7% Series AA Mandatorily Redeemable Preferred Stock (the "Freedom Preferred Stock"). The Freedom Preferred Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and possible passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Freedom Preferred Stock is convertible into a minimum of 150,000 shares and a maximum of 300,000 shares of the Common Stock. On October 12, 1994, Freedom purchased 300,000 shares of Common Stock from the Company by partial exercise of its option to purchase up to 1,630,000 shares (at that date) of the Company's Common Stock at an exercise price of $1.25 per share. In addition to its remaining option to purchase 1,330,000 shares of the Company's Common Stock, Freedom now owns directly 1,339,480 shares of the Company's issued and outstanding Common Stock.

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

In August 1995, the Company signed a Management Agreement with the Ponca Indian Tribe of Nebraska to build and operate a casino in Douglas County (Omaha) for Class II and Class II gaming as authorized by the Indian Gaming
Regulatory Act.   Recent developments that have adversely affected the
prospects for Indian gaming in the state. On February 6, 1996, the Nebraska legislature failed to pass legislation that would have authorized a voter referendum on legalizing casino gaming in the state. In addition, as a result of a November 1995 federal appeals court decision, the Bureau of Indian Affairs has indefinitely suspended action on land-in-trust
applications from Indian tribes in Nebraska and certain other states.   The
Company has tentatively agreed to terminate this venture with the Poncas (See
Item 5. Other Information). As of April 30, 1996, the Company had provided ($92,498) for predevelopment expenses of the project.

RINCON, SAN LUISENO BAND OF MISSION INDIANS. On September 11, 1995, the Company entered into a Loan Agreement and related agreements with the Rincon, San Luiseno Band of Mission Indians, which presently owns and operates the River Oaks Casino, located approximately 40 miles north of San Diego, California. The Loan Agreement will take effect when gaming machines are in operation at the casino. Initially the Company has agreed to make up to $5 million available to the Rincon band during the seven year term of the agreement. In lieu of interest on the loan, the Company will receive a royalty during the term of the loan agreement. The Company also agreed to advance short term working capital funds, which will represent initial draws when the Loan Agreement takes effect. $344,000 has been advanced through April 30, 1996.

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

Based on its belief that it now complies with all conditions for the operation of gaming machines under the Indian Gaming Regulatory Act, the Rincon Band has requested that the injunction be modified to permit the operation of gaming machines at the tribe's casino (See Item 5. Other Information). As part of this effort, the Rincon Band has now assumed direct management of the casino, and has entered the Loan Agreement with the Company. In the course of its business, the Company has had numerous discussions, and continues to have discussions, regarding joint ventures and business combinations related to the pari-mutuel and gaming industry, including the acquisition of other jai-alai frontons. No assurances can be given about the likelihood or timing of any such transaction.

REGISTRATION RIGHTS: The Company has committed upon certain terms and conditions, to include certain shares held by other parties, in a future registration statement it files on its own behalf, allowing those shares to be publicly traded. These shares total 344,107. Refer to the Company's latest annual report on Form 10-KSB for more information.

(8)   LAND ACQUISITION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's principal place of business and principal executive offices are located at Fort Pierce Jai-Alai, 1750 South Kings Highway, Fort Pierce, Florida 34945-3099. The Company changed its name from Lexicon Corporation to Florida Gaming Corporation on March 17, 1994. The company was incorporated in Delaware in 1976.

Jai-Alai Fronton

The Company currently owns and operates a jai-alai fronton and pari-mutuel wagering facility located in Fort Pierce, Florida (the "Fronton"). Since its inception and prior to its acquisition of the Front, the Company engaged in several other lines of business, none of which are currently in operation.
On March 31, 1993, the Company sold 603,000 shares of Common Stock to Freedom Financial Corporation and the present management assumed control of the
Company.   After considering various business alternatives, the Company entered into an agreement to acquire the Fronton in October 1993. On February 1, 1994, the Company received approval from the Florida Department of Business and Federal Regulation, Division of Pari-Mutuel Wagering to transfer the pari-mutuel permit for the Fronton to the Company and completed the acquisition of the Fronton on that date.

The Company's business at the Fronton consists of, among other things, live jai-alai, inter-track pari-mutuel wagering, and the sale of food and alcoholic beverages.

At its annual shareholders' meeting March 16, 1994, the shareholders approved a change in the Company's fiscal year end from August 31 to December 31.
Also at that meeting, shareholder approval was granted to change the name of the Company from Lexicon Corporation to Florida Gaming Corporation. These changes were effected by the Company on March 17, 1994.

The jai-alai industry generally has declined in the last several years due to an industry-wide strike by jai-alai players and the passage of legislation authorizing a state-wide lottery in 1987. Average statewide handle per performance for the State of Florida fiscal years ended June 30, 1995 and 1994 was approximately $102,000 and $101,000, respectively. During the State of Florida's 1995 fiscal year, handle per performance at the Company's Fronton increased from $31,918 to $36,090, or 13.1%, compared to the 1994 fiscal year. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future. Because the Company's jai-alai business is tied directly to many if not all of the factors which influence the jai-alai industry as a whole, another players strike or the enactment of unfavorable legislation could have an adverse impact on the Company's operations.

Inter-track wagering has grown significantly since its initiation in the State of Florida in August 1990. The state-wide ITW handle for the State of Florida's fiscal year ended June 30, 1991 was approximately $109 million. The state-wide ITW handle for the State of Florida's fiscal years ended June 30, 1994 and 1995 increased to approximately $383 million and $443 million, respectively. ITW handle at the Company's Fronton has demonstrated similar growth in recent years, increasing from $17.2 million in the year ended December 31, 1994 to $20.4 million for the year ended December 31, 1995.

Indian Gaming

The Company is actively exploring other opportunities in the pari-mutuel and gaming industry, including opportunities to develop, finance and operate gaming projects with federally recognized Indian tribes in accordance with
IGRA.    According to the National Indian Gaming Association, there are currently 557 federally recognized Indian tribes in the United States, of which approximately 185 tribes conduct gaming activities ranging from bingo to full scale casino gaming. In enacting IGRA, Congress recognized that the operation of gaming by Indian tribes was a means of promoting tribal economic development, self-sufficiency, and strong tribal governments, which historically have been principal goals of federal Indian policy. Based on gaming industry statistics indicating that Indian gaming is one of the fastest growing segments of the gaming industry, the Company believes Indian gaming presents promising business opportunities.

The Company plans to focus on developing, either alone or through joint ventures with other parties, small-to medium-sized gaming projects that have the potential to generate $1,000,000 to $10,000,000 in annual profits. The Company estimates that projects generating financial returns in this range will usually require a capital investment from $5 million to $50 million. The Company believes that major gaming companies are reluctant to consider a management relationship with a tribe if the gaming project does not have the potential to generate annual profits of at least $30,000,000. The Company believes there are many tribes with the capability and interest to develop gaming projects of the size targeted by the Company.

RESULTS OF OPERATIONS -- FIRST QUARTER 1996 COMPARED WITH 1ST QUARTER 1995

During the quarter ended March 31, 1996, the Company's operations reflects three months' operation of live Jai-Alai performances at the Fronton and a
full schedule of inter-track wagering.   The live Jai-Alai season ended April
28, 1996, with the next season scheduled to begin January 3, 1997 and end April 26, 1997. The Fronton typically remains open for inter-track wagering year round.

The Company's pari-mutuel handles for the three months ended March 31, 1996, and March 31, 1995, were $8,996,267, and $9,040,960, respectively. These consisted of $2,870,125 in live Jai-Alai wagering and $6,126,142 in ITW handle, for the three months ended March 31, 1996, and $3,217,172 in live Jai-Alai wagering and $5,823,788 in ITW handle for the three months ended March 31, 1995. The $44,693 decrease in total handle consisted of and increase of a $302,354 increase (5.19%) ITW handle attributable and a $347,047 decrease in live Jai-Alai handle. The Company's pari-mutuel revenues net of state pari-mutuel taxes, for the three months ended March 31, 1996 and 1995 were $1,238,733 and $1,265,304 respectively. Of the $1,238,733, $606,750 was attributable to commissions on inter-track wagering and $631,983, was attributable to live Jai-Alai. Of the $1,265,304, $560,945, was attributable to commissions on inter-track wagering and $704,359 was attributable to live Jai-Alai. The $72,376 decrease in revenue from jai-alai wagering was the result of the decrease in live jai-alai handle. The $45,805 increase in ITW commission was the result of the growth in ITW handle and approximately a 1% increase in the Company's commission rate on ITW wagering.

Admissions income for the three months ended March 31, 1996 decreased $7,095 to $44,513 from $51,608, for the three months ended March 31, 1995, net of state taxes. This decrease was primarily the result of a decrease in reserve seating sales and a slight increase in discounts. Attendance during live jai-alai performances actually increased by 397 to 78,561 compared to the first quarter of 1995. Food, beverage and other income for the three months ended March 31, 1996 and March 31, 1995, were $336,379 and $347,650, respectively, a decrease of $11,271 or approximately 3%.

Company's general and administrative expenses were $405,877 and $189,057 for the three months ended March 31, 1996 and March 31, 1995, respectively. The increase of $216,820 in general and administrative costs resulted from a $90,000 increase in executive officer salary, a $6,645 increase in advertising and promotion expenses, a $41,364 increase in legal expenses, $33,425 in increased travel costs, approximately $20,000 in increased shareholder relations expense, and $10,881 in increased consulting expenses. These increases were incurred primarily as the result of management's effort to expand the gaming products available to the Company in Indian gaming and other areas.

The Company's operating expenses for the three months ended March 31, 1996 and March 31, 1995, were $1,332,707 and $1,265,304, respectively.
Depreciation expense for the three months ended March 31, 1996, and March 31, 1995, were $48,600 and $42,300, respectively, for an increase of $6,300. The increase in depreciation expense is attributable to capital improvements and equipment purchases made during 1995. The $86,144 increase in operating expenses was primarily attributable to additional player costs and other associated costs due to the expanded 1995/1996 season. Much of these increases, however, were offset by efficiencies and savings in other operating areas. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the three month ending March 31, 1996 and March 31, 1995, were $492,002 and $412,662 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $126,649, for the three months ended March 31, 1996, compared to $124,832 for three months ended March 31, 1995. The $1,817 increase is attributable to an expanded ITW schedule net of equipment savings generated from a purchase versus rent decision on the majority of the television equipment. Utilities expense totaled $34,549 and $30,097 respectively, for the three months periods ended March 31, 1996 and March 31, 1995. Program costs totaling $39,981 and $51,272, respectively, are also included in the total operating expenses for the three month periods ended March 31, 1996 and 1995. Interest expense totaled $41,291 and $41,162, for the three months periods ended March
31, 1996 and March 31, 1995, respectively.   Operating expenses, including
payroll costs, for the bar, restaurant and concessions were $160,617 and $152,441 for the three month periods which ended March 31, 1996 and March 31, 1995, respectively. Operating payrolls and related costs totaled $340,991 and $323,789 for the three month periods ended March 31, 1996 and March 31, 1995, respectively, excluding player costs and payroll costs included in the bar, restaurant and concessions areas.

Company had net interest and dividend income of $44,698 and $35,882 for the three months ended March 31, 1996 and March 31, 1995, an increase of $8,816. The increase in interest and dividend income was the result of an increase of funds invested in short term cash equivalent funds due to additional equity capital that was injected in December of 1995 and February of 1996 (See Liquidity and Capital Resources).

The Company had a net realized gain on the sale of securities of $195,939 for the quarter ended March 31, 1995. There were no gains on sale of securities for the quarter ended March 31, 1996. The $195,939 gain resulted from the sale of bank holding company common stock which the Company had invested in on a short term basis for a dividend yield. These shares were purchased in December 1994 and sold in February 1995.

Other expenses were $20,350 and $19,623 for the three months ended March 31, 1996 and March 31, 1995, respectively. The $20,350 consisted of approximately $15,000 in legal costs paid in connection with litigation (see
Note 8) during the first quarter of 1996 and $5,350 in cost associated with potential Indian gaming ventures. The $19,623 were legal costs paid in connection with litigation (see Note 7) during the first quarter of 1995.

At December 31, 1995, the Company had approximately $11,242,000 in net operating loss carryforwards. However, because of IRC section 382 limitations due to the change of control that occurred in March 1993 the bulk of these carryforwards are limited to approximately $95,000 per year. Operating losses of approximately $1,000,000 attributed to the period after the change of ownership are not subject to the Section 382 limitation.

The Company had a net loss of $143,211 or $0.04 per common share, for the three months ended March 31, 1996, and a net income of $398,840, or $0.13 per common share, for the three months ended March 31, 1995. The decrease in net income for the quarter ended March 31, 1996 was primarily caused by the factors discussed above. Among these was the $216,820 increase in general and administrative costs which resulted from a $90,000 increase in executive officer salary, a $6,645 increase in advertising and promotion expenses, a $41,364 increase in legal expenses, $33,425 in increased travel costs, approximately $20,000 in increased shareholder relations expense, and $10,881 in increased consulting expenses. These increases were incurred primarily as the result of management's effort to expand the gaming products available to the Company in Indian gaming and other areas. The first quarter of 1995, also included a $195,939 realized gain on sale of the securities as described above.

The Company plans to expend approximately $150,000 during 1996 to bring city water to the Fronton and eliminate the need for an old and costly purification system currently in use. Also in February 1996, the Company terminated certain equipment leases on television monitors. The initial capital outlay of approximately $65,000 will reduce expenses approximately $19,000 per year. Also as described above Chairman and Chief Executive Officer, Bennett Collett, who has received no cash compensation for the past 3 years, had an annual salary of $360,000 approved by outside board of director members effective January 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The balance of the Company's cash and cash equivalents at March 31, 1996 was $4,393,211. At March 31, 1996, the Company had working capital of $4,290,307, an increase of $1,793,331 from $2,496,976 at December 31, 1995.
The increase was primarily the result of approximately $2.11 million in capital raised via the issuance of preferred convertible stock, net of capital and property expenditures, debt repayment, and other operational used of funds.

During the three months ended March 31, 1996, net cash used in the Company's continuing operating activities was $95,113. The Company's continuing operating expenses consisted principally of office expenses, general administrative expenses, operating expenses associated with Fronton operations, and business expansion. Principal revenues were from net commissions on pari-mutuel wagering on live jai-alai and ITW events. The Company expects net cash flows from the operation of current business activities will be adequate to meet operational needs.

During the three months ended March 31, 1996, cash flow used by investing activities was $235,142. This was the result of capital improvements and equipment purchases totaling $100,142 and credit line advances of $135,000 . During the fourth quarter of 1995, the Company lent an affiliated Company (Freedom Financial) $350,000 on a short-term secured credit line. The balance of this credit, which bears interest at the prime rate plus 2% (10.25%), was $485,000 as of March 31, 1996.

During the three months ended March 31, 1996, cash flow from financing activities was $2,001,601. Cash flow from financing activities consisted primarily of the $2,112,624 in funds generated from the sale of convertible preferred stock in February 1996 (see Note 5 to the Financial Statements), and net of $111,023 in debt reductions.

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

In August 1995, the Company signed a Management Agreement with the Ponca Indian Tribe of Nebraska to build and operate a casino in Douglas County (Omaha) for Class II and Class III gaming as authorized by the Indian Gaming
Regulatory Act.   Recent developments that have adversely affected the
prospects for Indian gaming in the state. On February 6, 1996, the Nebraska legislature failed to pass legislation that would have authorized a voter referendum on legalizing casino gaming in the state. In addition, as a result of a November 1995 federal appeals court decision, the Bureau of Indian Affairs has indefinitely suspended action on land-in-trust applications from Indian tribes in Nebraska and certain other states. The Company has tentatively agreed to terminate this venture with the Poncas (See Item 5. Other Information). As of April 30, 1996, the Company had provided ($92,498) for predevelopment expenses of the project.

RINCON, SAN LUISENO BAND OF MISSION INDIANS. On September 11, 1995, the Company entered into a Loan Agreement and related agreements with the Rincon, San Luiseno Band of Mission Indians, which presently owns and operates the River Oaks Casino, located approximately 40 miles north of San Diego, California. The Loan Agreement will take effect when gaming machines are in operation at the casino. Initially the Company has agreed to make up to $5 million available to the Rincon band during the seven year term of the agreement. In lieu of interest on the loan, the Company will receive a royalty during the term of the loan agreement. The Company also agreed to advance short term working capital funds, which will represent initial draws when the Loan Agreement takes effect. $344,000 has been advanced through April 30, 1996.

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

Based on its belief that it now complies with all conditions for the operation of gaming machines under the Indian Gaming Regulatory Act, the Rincon Band has requested that the injunction be modified to permit the operation of gaming machines at the tribe's casino (See Item 5. Other Information). As part of this effort, the Rincon Band has now assumed direct management of the casino, and has entered the Loan Agreement with the Company.

Management and financing agreements with Native American tribes will necessitate funds for the construction of facilities and in some cases the acquisition of lands to be put in trust for the tribes. These funds are typically recovered from the tribe's share of gaming profits; initially, however, the Company will be required to secure substantial capital for these activities. The Company is currently evaluating sources of funding including equity and debt financing.

The Company believes that its present financial condition provides adequate capital reserves and liquidity for present operations.

                         PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS.

          On March 22, 1994, Ronald W. Hayes filed suit in the Circuit Court of the Fifteenth Judicial Circuit of Florida, Palm Beach County, against the Company and W. Bennett Collett, the Company's Chairman and Chief Executive Officer. Mr. Hayes alleged that the defendants owe him $118,500, plus attorney's fees, as a finder's fee in connection with the Company's purchase of its Fort Pierce Jai-Alai Fronton. The plaintiff accepted a cash payment of $29,551 from the Company in settlement of this case which was dismissed with prejudice on December 15, 1994. However, a related case was then filed on December 16, 1995, as described below.

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

Also, on December 16, 1994, General Realty and Finance Co. filed suit in Palm Beach County against the Company alleging a breach of a commission agreement for the purchase of the Ft. Pierce Jai- Alai Fronton. The Complaint was filed on December 16, 1994, and a Motion to Transfer Venue was filed January 30, 1995, seeking to have venue transferred to St. Lucie County. The Company has previously paid out a commission to Ronald Hayes and has attempted to pay the principal of General Realty, Ed Fielding, for a commission; Mr. Fielding initially rejected payment. The Company denies the allegations and believes the proceedings are not likely to result in an adverse judgement that is material to the results of this operation and financial condition.

And also on April 25, 1996,Compagnie Parisienne De Reescompte, filed suit in U.S. District Court, District of Delaware, against the Company alleging it failed to convert Preferred Class B stock into common shares of the Company pursuant to the stock subscription agreement. The Company and its attorneys are in the process of answering the Complaint.

Item 2.  CHANGES IN SECURITIES.

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

Item 5.  OTHER INFORMATION.

         The Company and the Ponca Tribe of Nebraska recently agreed to terminate their agreement to develop an Indian gaming venture proposed for metropolitan Omaha, Nebraska, following events in recent months that diminished the likelihood that the Indian gaming venture contemplated by the Company and the Ponca Tribe within the guidelines of this agreement could be developed and operational in the forseeable future. The agreement between the Company and the Ponca provided that a subsidiary of the Company would develop, finance, construct and manage a casino gaming operation to be located on land to be acquired and placed in trust for the Ponca Tribe. The Company's obligations were subject to a number of conditions, including regulatory approvals and the execution of a gaming compact between the Ponca Tribe and the State of Nebraska. In February 1996, the Nebraska legislature failed to enact legislation that would have submitted a referendum to authorize certain gaming activities within the state to Nebraska voters. In addition, the Bureau of Indian Affairs suspended action on applications to place land in trust for tribes in Nebraska and certain other states following a November decision by the United States Court of Appeals for the 8th Circuit overturning the federal statute authorizing the land in trust process. In connection with the termination, the Company has agreed to pay $5,000 in cash and issue 6,000 shares of its common stock to parties that provided services in connection the venture.

On April 30, 1996, a federal district court judge in San Diego, California deferred action on the motion by Rincon, San Luiseno Band of Mission Indians to lift an injunction prohibiting the Rincon Band from operating gaming machines at its casino in San Diego County pending developments in litigation before the California Supreme Court relating to the status of electronic gaming machines under California law. The Company's loan agreement with the Rincon Band, which provides that the Company would receive a percentage of revenues from gaming machines at the Rincon Band's casino, would take effect when and if the federal district court lifts the current injunction, and the Rincon Band proceeds with gaming operations as contemplated by the loan agreement.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  LIST OF EXHIBITS FILED.

              Not applicable.

         (b)  REPORTS ON FORM 8-K.

          During the quarter ended March 31, 1996, the Company filed one Form 8-K Current report dated March 12, 1996. On February 13, 1996, the Company announced the signing of a letter of intent with Gold Star International, Inc. ("GSI") to acquire the capital stock of Gold Star Casinos, Inc. ("Gold Star") a wholly owned subsidiary of GSI.

Gold Star holds the exclusive rights to operate casino concessions on two cruise ships operating from Clearwater and St. Petersburg, Florida and the ferry between Bar Harbor, Maine and Yarmouth, Nova Scotia. Upon closing, Gold Star will also have an option to acquire an assignment of 50% of the profits from the casino concession aboard a cruise ship operating from Ft. Lauderdale, Florida. After the exercise of the option, Gold Star's casino operating concessions would involve about 22,500 square feet of gaming space and a total of 1,175 gaming positions.

The Letter of Intent anticipates that GSI will receive, at closing, 200,000 shares of Florida Gaming Common Shares in exchange for 100% of the stock of Gold Star Casinos, Inc. GSI can also receive up to 300,000 additional shares of Florida Gaming stock over a four year period pursuant to the "earn out" provisions of the Letter of Intent.

The Letter of Intent is not a binding agreement between the parties. Consummation of the transaction is subject to several significant conditions, including the completion of due diligence investigations by both parties, the negotiation and execution of a definitive acquisition agreement between the parties, the negotiation of employment arrangements with certain member of GSI's management, the approval of the parties' respective Boards of Directors and GSI stockholders, and the receipt of consents from the GSI senior lenders. Because of these factors, the consummation of the transaction can not be assured.

                          FLORIDA GAMING CORPORATION

                                  SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         FLORIDA GAMING CORPORATION
                                       -------------------------------
                                               (Registrant)


Date:   May 14, 1996                       By:   W. B. COLLETT
      ---------------                          -------------------------------
                                               W.B. Collett
                                               Chairman of the Board and Chief
                                               Executive Officer
                                               (Principal Executive Officer)




Date:   May 14, 1996                       By:   TIMOTHY L. HENSLEY
      ---------------                          -------------------------------
                                               Timothy L. Hensley
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)