Form 10QSB
period 1996-06-30
FLORIDA GAMING CORP
filed 1996-08-13
CIK 312065

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC 20549

                                    F O R M 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended June 30, 1996

                            Commission file number 0-9099


                              FLORIDA GAMING CORPORATION
                              --------------------------
                (Exact name of registrant as specified in its charter)


              DELAWARE                                         59-1670533
              --------                                         ----------
   (State or other jurisdiction of                          (IRS Employer
   Incorporation or Organization)                          Identification No.)


1750 SOUTH KINGS HIGHWAY, FT. PIERCE, FLORIDA                  34945-3099
- ---------------------------------------------                  ----------
  (Address of principal executive offices)                     (Zip Code)


    Registrant's telephone number, including area code     (407) 464-7500
                                                           --------------


Former name, former address and former fiscal year, if changed since last report
 N/A
- -----


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        YES    X      NO
                             -----        -----

3,400,779  Shares of the issuer's Common Stock were outstanding as of the latest
- ---------
practicable date, AUGUST  12,  1996.
                 -----------------

Transitional Small Business Disclosure Format:

                        YES           NO    X   .
                             -----        -----

                              FLORIDA GAMING CORPORATION

                                 INDEX TO FORM 10-QSB



                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets as of June 30, 1996 (unaudited) and December 31, 1995     3

Statements of Operations (unaudited) three and six months ended
June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . .     5

Statements of Cash Flows (unaudited) three and six months ended
June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . .     6

Notes to Financial Statements (unaudited). . . . . . . . . . . . . .     7


Item 2.  Management's Discussion and Analysis of  Financial
        Condition and Results of Operations. . . . . . . . . . . . .    11



PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .    16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

PART I.  FINANCIAL INFORMATION



ITEM 1.



                              FLORIDA GAMING CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


                                                                                 June 30,         December 31,
                                                                                   1996               1995
                                                                                   ----               ----
ASSETS
- ------

CURRENT ASSETS:. . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   Cash and cash equivalents  (Note 1) . . . . . . . . . . . . . . . . .       $3,364,773          $2,721,865
   Accounts receivable & current portion of notes receivable (Note 6). .        1,008,565             382,811
   Inventory (Note 2). . . . . . . . . . . . . . . . . . . . . . . . . .           32,616              33,582
   Prepaid expense and other . . . . . . . . . . . . . . . . . . . . . .           39,303
                                                                               ----------          ----------
        Total current assets . . . . . . . . . . . . . . . . . . . . . .        4,445,257           3,138,258

PROPERTY AND EQUIPMENT:

   Land (Notes 2 and 8). . . . . . . . . . . . . . . . . . . . . . . . .        2,744,716           2,732,525
   Building and Improvements . . . . . . . . . . . . . . . . . . . . . .        1,937,418           1,898,151
   Furniture, fixtures and equipment . . . . . . . . . . . . . . . . . .          668,985             590,405

                                                                                5,351,119           5,221,081

   Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .        (432,694)           (336,644)
                                                                               ----------          ----------

                                                                                4,918,425           4,884.437
                                                                               ----------          ----------

GAMING VENTURE  INVESTMENTS. . . . . . . . . . . . . . . . . . . . . . .          344,000             323,000
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20,148              29,986
                                                                               ----------          ----------
                                                                               $9,727,830          $8,375,681
                                                                               ----------          ----------
                                                                               ----------          ----------



continued

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS

(continued)



LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 June 30,        December 31,
                                                                                   1996              1995
                                                                                   ----              ----
CURRENT LIABILITIES
     Accounts payable (Note 2) . . . . . . . . . . . . . . . . . . . . .       $    117,591      $    138,835
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . .            245,661           370,880
     Short-term borrowing and current portion of long-term debt. . . . .            136,420           131,567
                                                                               ------------        ----------

            Total current liabilities. . . . . . . . . . . . . . . . . .            499,672           641,282

LONG-TERM LIABILITIES
     Long-term portion note payable. . . . . . . . . . . . . . . . . . .          1,697,856         1,822,447

STOCKHOLDER'S EQUITY (See Notes 2,4,5,7, and 8):

     Class A preferred stock, convertible to common stock,
          $.10 par value, authorized 1,200,000 shares, 34,735 shares issued and outstanding, aggregate liquidation preference of
          $371,000 at June 30, 1996: 34,735 shares issued and
          outstanding at December 31, 1995, aggregate liquidation
          preference of $355,000 . . . . . . . . . . . . . . . . . . . .              3,473             3,473

      Class B  preferred stock, convertible to common stock,
         5,000 shares authorized; 3,230 and 2,400 shares issued
         and outstanding at June 30, 1996 and December 31, 1995
         respectively, aggregate 1996 preference of $3,230,000 . . . .                  323               240

     Common stock, $.10 par value, authorized 15,000,000 shares,
          3,380,396 issued and outstanding at June 30, 1996, and
          3,123,586 shares issued and outstanding at December 31, 1995 .            338,040           312,359

     Capital in excess of par value. . . . . . . . . . . . . . . . . . .         29,394,045        27,278,152

     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .        (22,205,579)      (21,682,272)
                                                                               ------------      ------------

              Total stockholders equity. . . . . . . . . . . . . . . . .          7,530,302         5,911,952
                                                                               ------------      ------------

                                                                               $  9,727,830      $  8,375,681
                                                                               ------------      ------------
                                                                               ------------      ------------


      The accompanying notes are an integral part of these financial statements.

                              FLORIDA GAMING CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)


                                                                For The Three Months Ended    For The Six Months Ended
                                                                --------------------------    ------------------------
                                                                  June 30,       June 30,      June 30,       June 30,
                                                                    1996           1995          1996           1995
                                                                    ----           ----          ----           ----
HANDLE:

Jai-Alai                                                        $  795,457     $  966,672    $ 3,665,582    $ 4,183,844
ITW                                                              5,368,428      4,727,713     11,493,570     10,551,501
                                                                ----------     ----------    -----------    -----------

  Total Pari-Mutuel Handle                                       6,163,885      5,694,385     15,159,152     14,735,345
                                                                ----------     ----------    -----------    -----------
                                                                ----------     ----------    -----------    -----------

REVENUE:

  Pari-Mutuel Revenues, net of   $22,586, $48,691,              $  709,672     $  689,012    $ 1,948,406    $ 1,954,316
  $102,173 and $144,384 pari-mutuel taxes paid to
  the State of Florida, respectively
 Admissions, net of $5,598, $6,244, $20,580, and                    32,822         36,875         77,334         88,483
  $17,129 of Admissions & sale taxes paid to the
   State of Florida, respectively
Food, Beverage and Other                                           160,187        193,036        496,565        540,686
                                                                ----------     ----------    -----------    -----------
    Total Revenues                                                 902,681        918,923      2,522,305      2,583,485
                                                                ----------     ----------    -----------    -----------
                                                                ----------     ----------    -----------    -----------


COSTS AND EXPENSES:
Operating                                                          806,651        733,189      2,139,357      1,979,752
General and Administrative                                         487,685        233,889        913,911        442,569
Depreciation                                                        48,600         42,300         97,200         84,600
                                                                ----------     ----------    -----------    -----------
    Total Costs and Expenses                                     1,342,936      1,009,378      3,150,468      2,506,921
                                                                ----------     ----------    -----------    -----------
    Net Income (loss) from operations                            (440,255)       (90,455)      (628,163)         76,564

OTHER INCOME (EXPENSES):
Interest Dividend Income, net                                       60,208         16,129        104,905         52,011
Gain (loss) on net sale of assets                                       --             --             --             --
Realized gain on Marketable Securities                                  --             --             --        195,939
                                                                ----------     ----------    -----------    -----------
    Net Income (Loss)                                           $(380,047)     $ (74,326)    $ (523,258)    $   324,514
                                                                ----------     ----------    -----------    -----------
                                                                ----------     ----------    -----------    -----------


Earnings (loss) per common share                                    $(.11)         $(.02)         $(.16)           $.10
   (See Note 4)


Weighted average common shares outstanding                       3,321,972      3,119,246      3,261,083      3,119,246
   (See Note 4)


Fully diluted per share earnings (See Note 4)                          N/A            N/A            N/A           $.07



      The accompanying notes are an integral part of these financial statements.

                              FLORIDA GAMING CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                        For the Six Months Ended
                                                                       ------------------------
                                                                       June 30,        June 30,
                                                                       --------        --------
                                                                         1996            1995
                                                                         ----            ----
Net Income                                                          $  (523,258)      $   324,515
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation                                                        96,050            84,600
     Loss on sale of assets                                                   0                 0
     Realized gain on sale of marketable securities                           0          (195,939)

Decrease (increase) in -
     Accounts receivable, net                                           (30,013)          (10,705)
     Prepaid and other current assets                                   (39,303)           (5,758)
     Other assets                                                       (11,162)         (325,007)
     Inventories                                                            966                90

Increase (decrease) in -
     Accounts payable                                                   (21,244)            7,746
     Accrued expenses                                                   (74,219)          (11,789)
                                                                    -----------       -----------
        Total adjustments                                               (78,925)         (456,762)

     Net cash provided (used) by operating activities              ($   602,183)     ($   132,247)

Investing activities:
     Loan  to affiliated company                                       (572,641)                0
     Proceeds from sales and maturities of marketable
     securities                                                               0        (1,814,189)
     Capital Expenditures (Note 8)                                     (130,038)        1,203,222
                                                                    -----------       -----------

     Net cash provided from (used in) investing activities            ($702,679)         $610,967

Financing activities:

     Net proceeds from borrowing/Repayment of Borrowings
     (Note 8)                                                          (119,738)          744,174
     Repayment of borrowings                                                  0                 0
     Repayment of margin account                                              0        (1,084,541)
     Stockholders Equity:
      Issuance of Preferred Stock, net proceeds                       2,067,508                 0
                                                                    -----------       -----------
     Net cash provided (used) from financing activities              $1,947,770         ($340,367)

NET INCREASE (DECREASE) IN CASH                                    $    642,908        $  138,353

CASH AND EQUIVALENT AT BEGINNING OF YEAR                           $  2,721,865        $1,363,174
                                                                   ------------       -----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                        $  3,364,773        $1,501,527
                                                                   ------------       -----------
                                                                   ------------       -----------

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                           $81,750           $79,423
     Income Taxes                                                             0                 0
Non-cash  Expense  Items                                                $74,100                 0


      The accompanying notes are an integral part of these financial statements

FLORIDA GAMING CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 1996
(unaudited)

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

The Company's investment in undeveloped land ($1,617,495 at December 31, 1995 and June 30, 1996) is carried at cost and is included with land under property, plant and equipment in the balance sheet.

The Company's inventory, comprising food and beverage products and souvenirs, is stated at the lower of cost or market.

Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and simulcasted Inter-Track Wagering ("ITW") events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company's liability to host tracks for ITW collections totaled $37,957 and are included in accounts payable at June 30, 1996. Unclaimed winnings totaled $75,341 at June 30, 1996.

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

The Company has net operating loss ("NOL") carryforwards that expire through fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2009. However, the bulk of the Company's NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $95,000 per fiscal year under section 382 of the IRC. Operating losses of approximately $1,400,000 are not subject to the
Section 382 limitation.

(4)   INCOME PER COMMON SHARE

The income per common share was calculated based upon net income and the weighted average number of outstanding common shares (3,321,972 and 3,119,246 for the three months ended June 30, 1996, and 1995, respectively, and 3,261,083 and 3,119,246 for the six months ended June 30, 1996 and 1995, respectively). Options and convertible securities were included in the computations of income per share on a fully diluted basis for the six month period ended June 30, 1995. Options and convertible securities were not included in the computations of loss per shares for all other periods presented, because their inclusion would be anti-dilutive. Weighted average equivalent shares on a fully diluted basis for the six months ended June 30, 1995 were 4,752,320 shares, consisting of 74,250 options held by two former directors, 44,000 in options held by a Vice President of the Company, 9,824 shares of equivalent converted Preferred Class A Stock, 175,000 in options held by directors and an executive officer under Nonqualified Stock Option Plans, 1,330,000 in options held by Freedom Financial Corporation, and the
3,119,246 weighted average common shares.   Refer to the Company's latest
annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

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

Each share of Class A preferred is convertible into .225 shares of common stock at the holder's option. During the years ended December 31, 1995 and 1994, 8,929 shares and 1,800 shares of Class A preferred stock were converted into 2,008 shares and 404 shares of common stock, respectively. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred are entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration received by the Company upon initial issuance of each share of the Series B shares was $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of
the common stock at the time of the conversion.   Upon liquidation, the
holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% accrued dividends before any distribution to holders of common stock. During the year ended December 31, 1995, 2,400 Series B preferred shares were issued for $2,400,000 to three unrelated parties. Subsequent to December 31, 1995, the Company issued an additional 2,300 Series B shares at $1,000 per share and 1,610 Series B shares have been converted into 258,672 shares of Common Stock as of August 13, 1996.

(6)  RELATED PARTY TRANSACTIONS

As of August 13, 1996 Freedom Financial Corporation retains an option to purchase 1,330,000 shares at an exercise price of $1.25 per share. Freedom Financial is beneficially owned substantially by the Company's Chairman.

The Company has various non-qualified stock option plans and agreements which grant options with Board approval to employees, officers, and directors. Under each plan or agreement, the exercise price for each option granted must be at least 100% of the fair market value of the Company's common stock on the date the option is granted.

Under three separate agreements during fiscal 1993 the Company entered into stock option agreements with an independent director and two former directors of the Company whereby the Company granted to these individuals non-qualified options to purchase an aggregate 84,250 shares of the Company's common stock at an exercise price of $2.50 per share. These options are currently exercisable, expire December 31, 1997, and included certain registration rights for all shares issued upon exercise.

On April 21, 1994, the Company adopted a new Nonqualified Stock Option Plan, under which options up to an amount equal to 5% of the Company's issued and outstanding shares of Common Stock can be issued to the Company's non-director employees. On April 21, 1994, pursuant to this plan options for 50,000 shares of Common Stock were granted to the Company's Executive Vice-President (prior to his becoming a director) and options for 25,000 shares were granted to the Company's Chief Financial Officer, each with an exercise price per share of $7.50.

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

In January of 1996 the Board of Directors established the CEO's annual salary at $360,000, payable monthly. The Chairman had previously received no salary.

Included in notes receivable is a $485,000 line of credit granted to Freedom Financial Corporation in December of 1995. The credit facility, which is secured by real property owned by Freedom, is due on demand and bears interest at 2% above prime. Freedom Financial is beneficially owned substantially by the Company's Chairman. At June 30, 1996 the balance draw under this line of credit was $ 922,641. The maximum drawable under this credit-line is $1,000,000.

(7)  COMMITMENTS AND CONTINGENCIES

LITIGATION: On May 13, 1994, American Jai-Alai, Inc. ("American Jai-Alai") filed suit in the Circuit Court of the Fifteenth Circuit in Florida, Palm Beach County, against the Company. American Jai-Alai alleges that in August 1993 the Company entered into a contract with American Jai-Alai that American Jai-Alai would manage the Fronton if the Company acquired it. American Jai-Alai alleges that the Company and American Jai-Alai agreed to enter into a five-year renewable management contract pursuant to which American Jai-Alai would guarantee a $480,000 annual payment to the Company, $270,000 of the Fronton's net operating income above $480,000 would be paid to the Company, with American Jai-Alai receiving 25% of all net operating income above $750,000 annually. In addition, American Jai-Alai alleges that it has a first right of refusal if the Company desires to sell the Fronton at anytime during the alleged management contract. American Jai-Alai also alleges that the Company granted it an option to purchase 100,000 shares of Common Stock at $2.50 throughout the alleged management contract, but not to exceed 1997. In addition, American Jai-Alai alleges that the Company agreed to pay American Jai-Alai 25% of any profit realized from the sale of the Fronton, if such sale was not to American Jai-Alai pursuant to its alleged right of first refusal. In the Complaint, American Jai-Alai alleges, among other claims, breaches of fiduciary duty, breach of contract and fraud. On May 20, 1994, counsel for American Jai-Alai stated that American Jai-Alai was exercising its alleged right to purchase the 100,000 shares of Common Stock for $2.50. The Company has not issued any shares of Common Stock
pursuant to this demand.   The Company has filed an Answer to the Complaint and
also filed a motion to move the suit from Palm Beach County to St. Lucie County, which was granted by the circuit court. The Company denies the allegations and believes that this proceeding is not likely to result in an adverse judgement that is material to the results of its operations and financial condition.

On December 16, 1994, General Realty and Finance Co. filed suit in Palm Beach County against the Company alleging a breach of a commission agreement for the purchase of the Ft. Pierce Jai-Alai Fronton. The Complaint was filed on December 16, 1994, and a Motion to Transfer Venue was filed January 30, 1995, seeking to have venue transferred to St. Lucie County. The Company has previously paid out a commission to one person and has attempted to pay the principal of General Realty, Ed Fielding, for a commission; Mr. Fielding initially rejected payment. The Company denies the allegations and believes the proceedings are not likely to result in an adverse judgement that is material to the results of this operation and financial condition.

Compagnie Parisienne De Reescompte owns 450 shares of the Company's Preferred Class B stock. On April 25, 1996, Compagnie Parisienne De Reescompte, filed suit in U.S. District Court, District of Delaware, against the Company alleging the Company improperly failed to convert 450 shares of the Company's Preferred Class B stock into 156,590 shares of the Company's common stock. The complaint requests that the Company be required to issue the shares of common stock and/or that the Company be required to pay damages, including punitive damages if allowed. The Company believes that it has meritorious defenses, although at this time the proceedings are in the initial stages of discovery.

CASINO AMERICA: On October 4, 1994, the Company entered into a letter of intent dated October 4, 1994 (the "Letter of Intent") with Casino America, Inc. ("Casino America") to form a Joint Venture (the "Joint Venture") to build and operate a casino at the Ft. Pierce Fronton. If the Joint Venture is formed before passage of an amendment to the Florida Constitution to permit casino gaming at the Company's Fronton in Fort Pierce, Florida, the Company will contribute its interest in the Fronton to the Joint Venture with a credit to its joint venture capital account of $5,000,000. Casino America will contribute up to $2,500,000, as needed, to construct a 100,000 square foot indoor facility suitable for a casino or flea market. If casino gaming is not permitted in Florida within six years, Casino America has a continuing option to convert the money contributed to the Joint Venture to a promissory note from the Joint Venture payable in equal payments over a ten year period with interest at 8% per annum. If casino gaming is permitted at the Fronton within six years, the value of the assets contributed by the Company to the Joint Venture will be adjusted to increase the Company's capital account up to $22,500,000. Casino America would fund its capital account on an as needed basis up to $22,500,000. All profits and losses of the Joint Venture will be allocated between the partners based upon capital accounts.

The Letter of Intent provides that Casino America will be the manager of the casino and all casino-related improvements. The Company will manage the operation of the jai-alai fronton, inter-track wagering and all other non-casino related activities. Each corporation will receive a management fee based on costs. The Letter of Intent also provides that Casino America has the exclusive right to enter into a Joint Venture with the Company for six years and Casino America has a right of first refusal to enter into other potential gaming opportunities in Florida with the Company for such period and during the term of the Joint Venture. The formation of the Joint Venture is subject to certain conditions, including the satisfactory completion of due diligence by Casino America, the receipt of all required regulatory approvals, the approval of each partner's board of directors, the execution of a definitive joint venture agreement, and the approval of the Company's stockholders, if required by law. Either party may terminate discussions in connection with the Joint Venture and neither party shall have any liability to the other, except as otherwise specified in the Letter of Intent.

Freedom Financial Corporation ("Freedom") has informed the Company that Casino America has purchased 22,500 shares of Freedom's 7% Series AA Mandatory Redeemable Preferred Stock (the "Freedom Preferred Stock"). The Freedom Preferred Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and possible passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Freedom Preferred Stock is convertible into a minimum of 150,000 shares and a maximum of 300,000 shares of the Common

Stock. On October 12, 1994, Freedom purchased 300,000 shares of Common Stock from the Company by partial exercise of its option to purchase up to 1,630,000 shares (at that date) of the Company's Common Stock at an exercise price of $1.25 per share. In addition to its remaining option to purchase 1,330,000 shares of the Company's Common Stock, Freedom now owns directly 1,339,480 shares of the Company's issued and outstanding Common Stock.

PONCA INDIAN TRIBE: In August 1995, the Company signed a Management Agreement with the Ponca Indian Tribe of Nebraska to build and operate a casino in Douglas County (Omaha) for Class II and Class III gaming as authorized by the Indian Gaming Regulatory Act. Recent developments have adversely affected the prospects for Indian gaming in the state. On February 6, 1996, the Nebraska legislature failed to pass legislation that would have authorized a voter referendum on legalizing casino gaming in the state. In addition, as a result of a November 1995 federal appeals court decision, the Bureau of Indian Affairs has indefinitely suspended action on land-in-trust applications from Indian tribes in Nebraska and certain other states. The Company has terminated this venture with the Poncas. In June of 1996 the Company issued 6,000 shares of its common stock with a market value of $51,000 to the tribe's legal counsel as a termination payment. As of June 30, 1996, the Company had provided $93,388 for predevelopment expenses of the project not including the termination payment.

RINCON, SAN LUISENO BAND OF MISSION INDIANS: On September 11, 1995, the Company entered into a Loan Agreement and related agreements with the Rincon, San Luiseno Band of Mission Indians, which presently owns the River Oaks Casino, located approximately 40 miles north of San Diego, California. The Loan Agreement was to take effect when gaming machines commenced operation at the casino. Initially the Company had agreed to make up to $5 million available to the Rincon band during the seven year term of the agreement. In lieu of interest on the loan, the Company was to receive a royalty during the term of the loan agreement. The Company also agreed to advance short term working capital funds, which represented initial draws. $344,000 had been advanced through June 30, 1996.

The operation of gaming machines at the Rincon Casino is currently prohibited by a preliminary injunction issued by the United States District Court for Southern California. The injunction was sought by the United States Attorney for Southern California, based upon federal circuit court decisions that the operation of gaming machines by Native American tribes in California was prohibited by the Indian Gaming Regulatory Act, because gaming machines were prohibited by California law and to date, California Governor Wilson has refused to enter into gaming compacts with California tribes. Since the date that the preliminary injunction was imposed on the Rincon Band, the United States Court of Appeals has agreed to review its prior decisions in light of a recent California appellate court decision that California law permits the operation of gaming machines by the California Lottery, contributing to the uncertain parameters of Indian gaming in California. Based on its belief that it complied with all conditions for the operation of gaming machines under the Indian Gaming Regulatory Act, the Rincon Band requested that the injunction be modified to permit the operation of gaming machines at the tribe's casino. This motion was not granted. Due to adverse decisions in related cases and continuing delays in the opening of the Rincon Casino with gaming machines, both Florida Gaming and the Rincon tribe have requested arbitration relative to the Loan Agreement.

BUSINESS COMBINATION DISCUSSIONS: In the course of its business, the Company has had numerous discussions, and continues to have discussions, regarding joint ventures and business combinations related to the pari-mutuel and gaming industry, including the acquisition of other jai-alai frontons. No assurances can be given about the likelihood or timing of any such transaction.

BANK OF OKLAHOMA:  On July 3, 1996,   Florida Gaming signed an agreement to
purchase notes ("the WJA Notes") of WJA Realty Limited Partnership ( "World Jai-Alai" ), with balances aggregating $20,000,000 from the Bank of Oklahoma, N. A., Tulsa, Oklahoma. The WJA Notes are secured by real estate and improvements consisting of three jai-alai pari-mutuel facilities located in Miami, Tampa and Ocala, Florida. Consideration for the WJA Notes will be a combination of $8,000,000 in cash, 615,385 shares of Florida Gaming Common Stock and a $1,000,000 non-interest bearing note. Closing is scheduled for October 28, 1996, however, the closing is subject to all approvals required under the State of Florida House Bill #337 to establish and operate card rooms in Dade County (Miami) and Hillsborough County (Tampa) Florida, and other approvals required by the State of Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering. Florida Gaming and principals of World Jai-Alai are presently engaged in negotiations concerning a combination of the two companies or their operations.

REGISTRATION RIGHTS: The Company has made commitments upon various terms and conditions to register certain shares held by other parties in future registration statements. These shares total 344,107. Refer to the Company's latest annual report on Form 10-KSB for more information.

(8)  LAND ACQUISITION

In addition to the purchase of the Ft. Pierce Jai Alai, on November 3, 1994, the Company made three other purchases of undeveloped land during 1994. The three purchases comprised approximately 20 acres, all of which are adjacent to the Jai Alai property. The amounts paid for this property totaled $529,864 including debt assumptions, cash payments, and the issuance of 47,336 shares of the Company's common stock.

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

Florida House Bill No. 337 became effective June 1, 1996. This legislation authorized card rooms at licensed pari-mutuel facilities starting January 1997. The card rooms will be administered and regulated by the State of Florida Division of Pari-Mutuel Wagering of the Department of Business and Professional Regulation. Games will be limited to non-banked poker games. Card room operation is also subject to approval by the county commission in which the pari-mutuel facility is located. This same bill also authorized full-card simulcasting of races from out of state tracks such as Belmont, Meadowlands, Philadelphia Park and Monmouth. The Ft. Pierce ITW facility is currently carrying several of these signals. Florida Gaming plans to open its poker room, initially with 18 to 20 poker tables having about 150 gaming positions, in conjunction with the opening of its next live jai-alai season beginning January 3, 1997, if local approval is granted .

In the course of its business, the Company has had numerous discussions, and continues to have discussions, regarding joint ventures and business combinations related to the pari-mutuel and gaming industry, including the acquisition of other jai-alai frontons. No assurances can be given about the likelihood or timing of any such transaction. On July 3, 1996 , Florida Gaming signed an agreement to purchase notes ("the WJA Notes") of WJA Realty Limited Partnership ("World Jai-Alai"), with balances aggregating $20,000,000 from the Bank of Oklahoma, N. A., Tulsa, Oklahoma. The WJA Notes are secured by real estate and improvements consisting of three jai-alai pari-mutuel facilities located in Miami, Tampa and Ocala , Florida. Consideration for the WJA Notes will be a combination of $8,000,000 in cash, 615,385 shares of Florida Gaming Common Stock and a $1,000,000 non-interest bearing note. Closing is scheduled for October 28, 1996, however, the closing is subject to all approvals required under the State of Florida House Bill #337 to establish and operate card rooms in Dade County (Miami) and Hillsborough County (Tampa) Florida, and other approvals required by the State of Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering. Florida Gaming and principals of World Jai-Alai are presently engaged in negotiations concerning combination of the two companies.

The Company has terminated discussions relative to gaming ventures with all Native American tribes except for the Rincon Luiseno Band of the Mission Indians in San Diego County, California. Due to adverse decisions in other Courts in related cases, such as Western Telecon in California and the opinion issued by the U.S. Supreme Court in the Seminole case and continuing delays in the opening of the Rincon Casino with gaming machines, both Florida Gaming and the Rincon tribe have requested arbitration relative to the Loan Agreement.

The Company has also terminated discussions relative to gaming ventures with
Gold Star International.   The letter of intent signed February 12, 1996 expired
per its terms 90 days from its date of execution.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS 1996 COMPARED WITH THREE AND SIX MONTHS 1995

During the quarters and six month periods ended June 30, 1996 and 1995, the Company's operations reflect one month and four months' operation of live jai-alai performances respectively, and a full schedule of inter-track wagering. The live jai-alai season ended April 28, 1996, with the next season scheduled to begin January 3, 1997 and end April 26, 1997. The Fronton remains open for inter-track wagering year round.

The Company's pari-mutuel handles for the quarter and six months ended June 30, 1996, were $6,163,885, consisting of $795,457 in live jai-alai wagering and $5,368,428 in inter-track wagering, and $15,159,152 consisting of $3,665,582 in live jai-alai wagering and $11,493,570 in inter-track wagering, respectively. For the quarter and six months ended June 30, 1995, the gross handles were $5,694,345 and $14,735,345, respectively. These consisted of $966,672 in live jai-alai wagering for the quarter ended June 30, 1995, and $4,727,713 in ITW handle. For the six months period ended June 30, 1995, the handle on live jai-alai wagering represented $4,183,844 while the handle on ITW for this period was $10,551,501.

The growth in handle for the quarter ended June 30, 1996 compared with June 30, 1995, was $469,500, the bulk of which is attributable to growth in the ITW segment. For the six months ended June 30, 1996, the handle increased $423,807; of this growth, an approximately $942,000 increase was attributable to the ITW segment, while the Jai-Alai handle decreased approximately $518,000. Through the six months ended June 30, 1996, the ITW handle has increased approximately 8.9% compared to 1995.

The Company's pari-mutuel revenues, net of pari-mutuel taxes for the three months and six months ended June 30, 1996, were $709,672 and $1,948,406, respectively. This compares to $689,012 for the three months ended June 30, 1995, and $1,954,316 for the six months period ended June 30, 1995. Of the $709,672, for the quarter ended June 30, 1996, $533,852 was attributable to commissions on ITW, and $175,820 was attributable to live jai-alai. Of the $689,012 in net pari-mutuel revenues for the period ending June 30, 1995, $475,120 was attributable to commissions on ITW and $213,892 was attributable to live jai-alai. The $58,732 increase in ITW commissions for the quarter ended June 30, 1996, was due to the increase in handle as indicated above. Of the $1,948,406, in net pari-mutuel revenue for the six months ended June 30, 1996, $1,140,602 was attributable to commissions on ITW and $807,804 was attributable to live jai-alai. For the six months period ended June 30, 1996, compared to the six months period ended June 30, 1995, ITW commissions increased approximately $104,537. This growth was attributable to the 8.9% growth in ITW handle, as the commission rate remained approximately the same. A $110,447 decrease in net commission in live jai-alai was due to an approximate decrease in live jai-alai handle of 10.8%.

Admissions income, net of state taxes, for the three and six months periods ended June 30, 1996, was $32,822 and $77,334 respectively. This compares to $36,875 and $88,483 for the three and six months periods ended June 30, 1995, respectively. The decreases for the quarter and six months ended June 30, 1996, were due to a decrease of approximately 5.7% in attendance for live jai-alai coupled with increased discounts for these periods.

Food, beverage and other income for the three and six months period ended June 30, 1996, was $160,187 and $496,565, respectively. These amounts compare to $193,036, and $540,686 for the three and six months ended June 30, 1995. The $32,849 decrease for the three month period ended June 30, 1996, compared to the same period 1995 was due primarily to decreased food and beverage sales as a result of the decrease in attendance. The $44,121 decrease in food, beverage and other income for the six month period ended June 30, 1996, as compared to the same period 1995, was also due to the decreased food and beverage sales as a result of the decrease in attendance.

The Company's general and administrative expenses for the three and six months periods ended June 30, 1996, were $487,685, and $913,911, respectively. For the three and six months periods ended June 30, 1995, general and administrative expenses were $233,889, and $442,569, respectively. The $253,796 increase for the quarter ended June 30, 1996 as compared to 1995 can be attributed to a $90,000 increase in executive officer salary, a $21,851 increase in legal expenses, $37,228 in increased travel costs, approximately $17,000 in increased shareholder related costs, and an $82,764 increase in legal and other termination costs associated with Indian gaming ventures and other expansion activities. Approximately $51,000 of the $82,764 is directly attributable to the termination of the Ponca project. The $471,342 increase for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, is attributed to approximately $180,000 in payroll costs paid to the chief executive officer, a $63,215 increase in legal expenses, $70,653 in increased travel costs, an approximate $40,000 increase in shareholder related costs, and an $83,491 increase in legal and other termination costs associated with Indian gaming ventures and other expansion activities. Approximately $52,000 of the $83,491 is directly attributable to the termination of the Ponca project.

The Company's operating expenses for the three months ended June 30, 1996 and June 30, 1995 were $806,651 and $733,189, respectively. Depreciation expense for the three months ended June 30, 1996, and June 30, 1995, were $48,600 and $42,300, respectively, for an increase of $6,300. The increase in depreciation expense is primarily attributable to capital improvements made during 1995. The operating expenses for the three months ended June 30, 1996, increased $73,462 or 10% compared to the three months ended June 30, 1995. Player costs, which include salaries, benefits and support staff, represent a significant portion of operational expenses. The quarter ending June 30, 1996, included one month of such expenses totaling $177,320 compared to $144,089 for the quarter ending June 30, 1995. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $90,409, for the three months ended June 30, 1996, compared to $87,344 for three months ended June 30, 1995. The $3,065 increase is attributable to an expanded ITW schedule net of equipment savings generated from a purchase versus rent decision on the majority of the television equipment. Utilities expense totaled $32,334 and $36,289, respectively, for the three months ended June 30, 1996 and June 30, 1995. Program costs totaling $28,193, and $28,619, respectively, are also included in the total operating expenses for the three month periods ended June 30, 1996 and 1995. Interest expense totaled $40,460 and $41,965, for the three months ended June 30, 1996 and 1995, respectively. Operating expenses for the bar, restaurant and concessions, which include payroll costs, were $94,680, and $104,982 for the three month periods which ended June 30, 1996 and June 30, 1995, respectively. Operating payrolls and related costs totaled $234,915 and $199,616 for the three month periods ended June 30, 1996 and June 30, 1995, respectively, excluding player costs and payroll costs included in the bar, restaurant and concessions areas. This increase of approximately $35,000 is attributable to an increase in office staff and salary increases for the cashiers.


The Company's operating expenses for the six months ended June 30, 1996 and June 30, 1995 were $2,139,357, and $1,979,752, respectively. Depreciation expense for the six months ended June 30, 1996, and June 30, 1995, were $97,200, and $84,600, respectively, for an increase of $12,600. The increase in depreciation
expense is attributable to capital improvements made during 1995.   The
operating expense for the six months ended June 30, 1996, increased $159,605
compared to the six months ended June 30, 1995.   For the six months ending June
30, 1996, player costs were $669,322 compared to $556,751 for the six  months
ending June 30, 1995.    The $112,571 increase in player costs is attributable
to the expanded roster which to a large extent was due to the longer season that began in December of 1995. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment totaled $217,057, for the six months ended June 30, 1996, compared to $212,176 for six months ended June 30, 1995. The $4,881 increase is attributable to an expanded ITW schedule net of equipment savings generated from a purchase versus rent decision on the majority of the television equipment. Utilities expense totaled $66,882, and $66,382, respectively, for the six month periods ended June 30, 1996 and June 30, 1995. Program costs totaling $68,173, and $79,891, are also included in the total operating expenses for the six month periods ended June 30, 1996 and 1995,
respectively.   Interest expense totaled $81,749 and $83,127, for the six months
ended June 30, 1996 and 1995, respectively.   Operating expenses for the bar,
restaurant and concessions which include payroll costs, were $245,423, and $256,493, for the six month periods which ended June 30, 1996 and June 30, 1995,
respectively.   Operating payrolls and related costs totaled $575,906 and
$523,405 for the six month periods ended June 30, 1996 and June 30, 1995, respectively, excluding player costs and payroll costs included in the bar, restaurant and concessions areas. This increase of approximately $52,000 is attributable to an increase in office staff and salary increases in the mutuels department.

The Company had net interest and dividend income of $60,208 and $104,905 for the three months and six months ended June 30, 1996, respectively. For the three month and six month periods ended June 30, 1995, the Company had $16,129 and $52,011, in net interest and dividend income, respectively. The $44,079 increase for the three months period ended June 30, 1996 as compared to the June 30, 1995 period is attributable to an increase of funds in short term cash equivalent fund due to the additional equity capital that was injected in December of 1995 and February of 1996. The $52,894 increase for the six months ended June 30, 1996, compared to six months ended June 30, 1995, is attributable to these same factors. The Company also recorded dividend income of approximately $26,250 received on a short term investment in bank holding company stock that was held and sold in the first quarter 1995.

For the three months and six months ended June 30, 1996, the Company had no gains on the sales of securities. The Company had no securities gains for the three months ended June 30, 1995, but had a net realized gain on the sale of
securities of $195,939 for the six months ended June 30, 1995.   The $195,939
gain resulted from the sale of bank holding company common stock which the Company had invested in on a short term basis for a dividend yield. These shares were purchased in December 1994 and sold in February 1995.

At December 31, 1995, the Company had approximately $11,242,000 in net operating loss carryforwards. However, because IRC Section 382 limitations due to the change of control that occurred in March 1993, the bulk of these
carryforwards are limited to approximately $95,000 per year.   Operating loss
of approximately $1,400,000 attributed to the period after the change of ownership are not subject to the Section 382 limitations.

The Company had a net loss of $380,047, or ($0.11) per common share for the three months ended June 30, 1996, compared to a loss of $74,326 or ($0.02)
per common share for the period ended June 30, 1995. The increased loss was primarily the result of factors discussed above. Among these was the
$253,796 increase in general and administrative costs which resulted from a $90,000 increase in executive officer salaries and a $21,851 increase in legal expenses, $37,228 in increased travel costs, approximately $17,000 in increased shareholder related costs. The Company had an $82,764 increase in legal and other termination costs associated with Indian gaming ventures and other expansion activities with approximately $51,000 of the $82,764 directly attributable to the termination of the Ponca project. The Company had a net loss of $523,258 or $.16 per common share for the six months ended June 30, 1996, compared to net income of $324,514 or ($0.10) per common share
for the period ended June 30, 1995.   The  loss was primarily the result of
factors discussed above.   Among these was the $471,3426 increase in general
and administrative costs which resulted from a $180,000 increase in executive officer salaries and a $63,215 increase in legal expenses, $70,653 in increased travel costs, an approximate $40,000 increase in shareholder related costs. The Company had an $83,491
increase in legal and other termination costs associated with Indian gaming ventures and other expansion activities, with approximately $52,000 of the $83,491 directly attributable to the termination of the Ponca project and approximately $63,000 related to pending law suits. These increases were incurred primarily as the result of management's effort to expand the gaming
products available to the Company.   As discussed above, the six months ended
June 30, 1995,  included  a $195,939 realized gain on the  sale of securities.

The Company plans to expend approximately $150,000 during 1996 to bring city water to the Ft. Pierce property and eliminate the need for the costly purification system currently in use. Also in February 1996, the Company terminated certain equipment leases on television monitors. The initial capital outlay for new television monitors of approximately $65,000 will reduce expenses approximately $19,000 per year. As described above, Chairman and Chief Executive Officer, Bennett Collett who has received no cash compensation for the past 3 years, is now receiving an annual salary of $360,000 approved by outside board of director members effective January 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The balance of the Company's cash and cash equivalents at June 30, 1996 was $3,364,773. At June 30, 1996, the Company had working capital of $3,945,585, an increase of $1,448,609 from $2,496,976 at December 31, 1995. The increase was primarily the result of approximately $2 million in capital raised via the issuance of preferred convertible stock, net of capital and property expenditures, debt repayment, and other operational use of funds.

During the six months ended June 30, 1996, net cash used in the Company's continuing operating activities was $602,183. The Company's continuing operating expenses consisted principally of office expenses, general administrative expenses, operating expenses associated with Fronton operations, and business expansion. Principal revenues were from net commissions on pari-mutuel wagering on live jai-alai and ITW events. The Company expects net cash flows from the operation of current business activities will be adequate to meet operational needs.

During the six months ended June 30, 1996, cash flow used by investing activities was $702,679. This was the result of capital improvements and equipment purchases totaling $130,038 and credit line advances of $572,641 . During the fourth quarter of 1995, the Company lent an affiliated Company (Freedom Financial) $350,000 on a short-term secured credit line. The balance of this credit, which bears interest at the prime rate plus 2% (10.25%), was $922,641 as of June 30, 1996.

During the six months ended June 30, 1996, cash flow from financing activities was $1,947,770. Cash flow from financing activities consisted primarily of the $2,067,508 in funds generated from the sale of convertible preferred stock in February 1996 (see Note 5 to the Financial Statements), and net of $119,738 in debt reductions.

In the course of its business, the Company has had numerous discussions, and continues to have discussions, regarding joint ventures and business combinations related to the pari-mutuel and gaming industry, including the acquisition of other jai-alai frontons. No assurances can be given about the likelihood or timing of any such transaction.

On July 3, 1996 , Florida Gaming signed an agreement to purchase notes ("the WJA Notes") of WJA Realty Limited Partnership ("World Jai-Alai"), with balances aggregating $20,000,000 from the Bank of Oklahoma, N. A., Tulsa, Oklahoma.
The WJA Notes are secured by real estate and improvements consisting of three jai-alai pari-mutuel facilities located in Miami, Tampa and Ocala , Florida. Consideration for the WJA Notes will be a combination of $8,000,000 in cash, 615,385 shares of Florida Gaming Common Stock and a $1,000,000 non-interest bearing note. Closing is scheduled for October 28, 1996, however, the closing is subject to all approvals required under the State of Florida House Bill #337 to establish and operate card rooms in Dade County (Miami) and Hillsborough County (Tampa) Florida, and other approvals required by the State of Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering. Florida Gaming and principals of World Jai-Alai are presently engaged in negotiations concerning combination of the two companies.

In August 1995, the Company signed a Management Agreement with the Ponca Indian Tribe of Nebraska to build and operate a casino in Douglas County (Omaha) for Class II and Class III gaming as authorized by the Indian Gaming Regulatory Act. Recent developments that have adversely affected the prospects for Indian gaming in the state. On February 6, 1996, the Nebraska legislature failed to pass legislation that would have authorized a voter referendum on legalizing casino gaming in the state. In addition, as a result of a November 1995 federal appeals court decision, the Bureau of Indian Affairs has indefinitely suspended action on land-in-trust applications from Indian tribes in Nebraska and certain other states. The Company has terminated this venture with the Poncas. In June of 1996 the Company issued 6,000 shares of its common stock with a market
value of $51,000 to tribe's  legal counsel  as a termination payment.   As of
June 30, 1996, the Company had provided $93,388 for predevelopment expenses of the project not including the termination payment.

RINCON, SAN LUISENO BAND OF MISSION INDIANS. On September 11, 1995, the Company entered into a Loan Agreement and related agreements with the Rincon, San Luiseno Band of Mission Indians, which presently owns the River Oaks Casino, located approximately 40 miles north of San Diego, California. The Loan Agreement was to take effect when gaming machines commenced operation at the casino. Initially the Company had agreed to make up to $5 million available to the Rincon band during the seven year term of the agreement. In lieu of interest on the loan, the Company was to receive a royalty during the term of the loan agreement. The Company also agreed to advance short term working capital funds, which will represent initial draws. $344,000 has been advanced through June 30, 1996.

The operation of gaming machines at the Rincon Casino is currently prohibited by a preliminary injunction issued by the United States District Court for Southern California. The injunction was sought by the United States Attorney for Southern California, based upon federal circuit court decisions that the operation of gaming machines by Native American tribes in California was prohibited by the Indian Gaming Regulatory Act, because gaming machines were prohibited by California law and to date, California Governor Wilson has refused to enter into gaming compacts with California tribes. Since the date that the preliminary injunction was imposed on the Rincon Band, the United States Court of Appeals has agreed to review its prior decisions in light of a recent California appellate court decision that California law permits the operation of gaming machines by the California Lottery, contributing to the uncertain parameters of Indian gaming in California. Based on its belief that it complied with all conditions for the operation of gaming machines under the Indian Gaming Regulatory Act, the Rincon Band requested that the injunction be modified to permit the operation of gaming machines at the tribe's casino. This motion was not granted. Due to adverse decisions in related cases and continuing delays in the opening of the Rincon Casino with gaming machines, both Florida Gaming and the Rincon tribe have requested arbitration relative to the Loan Agreement.

The purchase of the WJA Notes from the Bank of Oklahoma and expansion of facilities to accommodate the newly authorized card rooms potentially at Ft. Pierce, Miami and Tampa will require substantial capital. The Company is currently negotiating with several prospective investors to place either debt or equity needed to fund the purchase of the WJA Notes.

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

On December 16, 1994, General Realty and Finance Co. filed suit in Palm Beach County against the Company alleging a breach of a commission agreement for the purchase of the Ft. Pierce Jai-Alai Fronton. The Complaint was filed on December 16, 1994, and a Motion to Transfer Venue was filed January 30, 1995, seeking to have venue transferred to St. Lucie County. The Company has previously paid out a commission to one person and has attempted to pay the principal of General Realty, Ed Fielding, for a commission; Mr. Fielding initially rejected payment. The Company denies the allegations and believes the proceedings are not likely to result in an adverse judgement that is material to the results of this operation and financial condition.

Compagnie Parisienne De Reescompte owns 450 shares of the Company's Preferred Class B stock. On April 25, 1996, Compagnie Parisienne De Reescompte, filed suit in U.S. District Court, District of Delaware, against the Company alleging the Company improperly failed to convert 450 shares of the Company's Preferred Class B stock into 156,590 shares of the Company's common stock. The complaint requests that the Company be required to issue the shares of common stock and/or that the Company be required to pay damages, including punitive damages if allowed. The Company believes that it has meritorious defenses, although at this time the proceedings are in the initial stages of discovery.

Item 2.  CHANGES IN SECURITIES.

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

Item 5.  OTHER INFORMATION.

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                   LIST OF EXHIBITS FILED.

Exhibit 10.1       WJA Note Purchase Agreement

Exhibit 27         Financial Data Schedule

        (b)        Reports on Form 8-K.

                    None

                              FLORIDA GAMING CORPORATION

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  FLORIDA GAMING CORPORATION
                                  --------------------------
                                        (Registrant)

Date:    AUGUST 13, 1996          By:  W. B. COLLETT
     -------------------               -------------
                                       W. B. Collett
                                       Chairman of the Board and Chief
                                       Executive Officer
                                       (Principal Executive Officer)



Date:    AUGUST 13, 1996          By:  TIMOTHY L. HENSLEY
     -------------------               ------------------
                                       Timothy L. Hensley
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                        Officer)