Form 10-Q
period 1996-09-30
FLORIDA GAMING CORP
filed 1996-11-12
CIK 312065

                           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                        WASHINGTON, DC 20549

                                           FORM 10-QSB


                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                                  SECURITIES EXCHANGE ACT OF 1934

                          For the Quarterly Period Ended September 30, 1996

                                  Commission file number 0-9099


                                  FLORIDA GAMING CORPORATION
                     ------------------------------------------------------
                     (Exact name of registrant as specified in its charter)


                     DELAWARE                                 59-1670533
                     --------                                 ----------
           (State or other jurisdiction of                 (IRS Employer
            Incorporation or Organization)                  Identification No.)


  1750 South Kings Highway, Ft. Pierce, Florida                34945-3099
  ---------------------------------------------                ----------
   (Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code     (407) 464-7500
                                                             ---------------


Former name, former address and former fiscal year, if changed since last report N/A
             ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          YES      X             NO
                               ---------             ---------

4,264,029 Shares of the issuer's Common Stock were outstanding as of the latest practicable date, NOVEMBER 12, 1996 .

Transitional Small Business Disclosure Format:

                          YES                    NO      X
                               ---------             ---------

                               FLORIDA GAMING CORPORATION

                                 INDEX TO FORM 10-QSB




                                                                                                      PAGE NUMBER
                                                                                                      -----------
PART I.                FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets as of September 30, 1996 (unaudited) and December 31, 1995.........................         3

Statements of Operations (unaudited) three and nine months ended September 30, 1996 and 1995......         5

Statements of Cash Flows (unaudited) three and nine months ended September 30, 1996 and 1995......         6

Notes to Financial Statements (unaudited).........................................................         7


Item 2.  Management's Discussion and Analysis of  Financial Condition and Results
         of Operations............................................................................        11



PART II. OTHER INFORMATION........................................................................        16


SIGNATURES........................................................................................        18



PART I.  FINANCIAL INFORMATION




ITEM 1.



                                  FLORIDA GAMING CORORATION
                                 CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)


                                                                              September 30,        December 31,
                                                                                       1996               1995
                                                                                       ----               ----
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents  (Note 1)....................................          $239,327          $2,721,865
  Accounts receivable & current portion of notes receivable (Note 6).....         1,769,856             382,811
  Inventory (Note 2).....................................................            31,764              33,582
  WJA Note (Note 7)......................................................        14,199,026
  Prepaid expense and other..............................................            35,131
                                                                                -----------          ----------
      Total current assets...............................................        16,275,104           3,138,258

PROPERTY AND EQUIPMENT:

  Land (Notes 2 and 8)...................................................         2,744,716           2,732,525
  Building and Improvements..............................................         2,047,743           1,898,151
  Furniture, fixtures and equipment......................................           670,505             590,405
                                                                                -----------          ----------
                                                                                  5,462,964           5,221,081

  Less accumulated depreciation..........................................          (481,294)           (336,644)
                                                                                -----------          ----------

                                                                                  4,981,670           4,884,437
                                                                                -----------          ----------

GAMING VENTURE INVESTMENTS...............................................           344,000             323,000

OTHER ASSETS.............................................................            21,215              29,986
                                                                                -----------          ----------
                                                                                $21,621,989          $8,375,681
                                                                                -----------          ----------
                                                                                -----------          ----------


continued

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS

(continued)




LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------


                                                                              September 30,        December 31,
                                                                                       1996                1995
                                                                                       ----                ----
CURRENT LIABILITIES
  Accounts payable (Note 2)..............................................           $87,942          $  138,835
  Other accrued expenses.................................................           366,580             370,880
  Short-term borrowing and current portion of long-term debt.............           137,152             131,567
                                                                                  ---------          ----------
      Total current liabilities                                                     591,674             641,282

LONG-TERM LIABILITIES
  Long-term portion note payable (Note 7)................................         8,688,209           1,822,447

STOCKHOLDER'S EQUITY (See Notes 2,4,5,7, and 8):

  Class A preferred stock, convertible to common stock,
    $.10 par value, authorized 1,200,000 shares, 34,735 shares issued and outstanding, aggregate liquidation preference of
    $379,000 at September 30, 1996: 34,735 shares issued and
    outstanding at December 31, 1995, aggregate liquidation
    preference of $355,000...............................................             3,473               3,473

  Class B  preferred stock, convertible to common stock,
    5,000 shares authorized; 2,622.5 and 2,400 shares issued
    and outstanding at September 30, 1996 and December 31, 1995
    respectively, aggregate 1996 preference of $2,622,500................               262                 240

  Common stock, $.10 par value, authorized 15,000,000 shares,
    4,220,786 issued and outstanding at September 30, 1996, and
    3,123,586 shares issued and outstanding at December 31, 1995.........           422,079             312,359

  Capital in excess of par value.........................................        34,027,607          27,278,152

  Accumulated deficit....................................................       (22,111,315)        (21,682,272)
                                                                                -----------         -----------

      Total stockholders equity..........................................        12,342,106           5,911,952
                                                                                -----------         -----------

                                                                                $21,621,989          $8,375,681
                                                                                -----------         -----------
                                                                                -----------         -----------


     The accompanying notes are an integral part of these financial statements.

                                       FLORIDA GAMING CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (unaudited)


                                                                   For The Three Months Ended           For The Nine Months Ended
                                                                   --------------------------           -------------------------
                                                                September 30,    September 30,       September 30,   September 30,
                                                                         1996             1995                1996            1995
                                                                         ----             ----                ----            ----
HANDLE:

Jai-Alai                                                               $  ---           $  ---        $  3,665,582    $  4,183,844
ITW                                                                 5,389,831        4,638,923          16,883,401      15,190,424
                                                                  -----------      -----------        ------------    ------------
     Total Pari-Mutuel Handle                                       5,389,831        4,638,923          20,548,983      19,374,268
                                                                  -----------      -----------        ------------    ------------
                                                                  -----------      -----------        ------------    ------------

REVENUE:
Pari-Mutuel Revenues, net of  $85,659 & 102,173 pari-mutuel
taxes paid to the State of Florida, for 9 months ending 1996
and 1995, respectively                                             $  490,704       $  486,323        $  2,439,110    $  2,440,639

Admissions, net of $4,524 & $2,686 for 3 months ending Sept            26,779           29,671             104,113         118,154
30, 1996 and 1995 respectively, and $82,874 & $82,062  for
nine months ended September 30, 1996 and 1995, respectively
Food, Beverage and Other                                              106,502           98,028             603,067         638,714
                                                                  -----------      -----------        ------------    ------------
     Total Revenues                                                   623,985          614,022           3,146,290       3,197,507
                                                                  -----------      -----------        ------------    ------------
                                                                  -----------      -----------        ------------    ------------

COSTS AND EXPENSES:
Operating                                                             495,970          472,318           2,635,328       2,452,069
General and Administrative                                            489,425          541,512           1,403,336         984,081
Depreciation                                                           48,600           42,300             145,800         126,900
                                                                  -----------      -----------        ------------    ------------
     Total Costs and Expenses                                       1,033,995        1,056,130           4,184,463       3,563,050
                                                                  -----------      -----------        ------------    ------------
     Net Income (loss) from operations                               (410,010)        (442,108)         (1,038,173)       (365,543)

OTHER INCOME (EXPENSES):
Interest Dividend Income, net                                         535,536           14,452             640,441          66,463
Gain (loss) on net sale of assets                                          --               --                  --              --
Realized gain on Marketable Securities                                     --               --                  --         195,939
                                                                  -----------      -----------        ------------    ------------
     Net Income (Loss)                                               $125,526      $  (427,656)        $  (397,732)      $(103,141)
                                                                  -----------      -----------        ------------    ------------
                                                                  -----------      -----------        ------------    ------------

Earnings (loss) per common share
  (See Note 4)                                                           $.04            $(.13)              $(.12)          $(.03)

Weighted average common shares outstanding
  (See Note 4)                                                      3,585,808        3,120,670           3,370,115       3,119,726

Fully diluted per share earnings (See Note 4)                            $.02              N/A                 N/A             N/A


      The accompanying notes are an integral part of these financial statements.

                                    FLORIDA GAMING CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                                           For the Nine Months Ended
                                                                           -------------------------
                                                                         September 30,  September 30,
                                                                                  1996           1995
                                                                                  ----           ----

Net Income
                                                                          $  (397,732)     $(103,141)
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation                                                              145,800        126,900

    Realized gain on sale of marketable securities                                  0       (195,939)

Decrease (increase) in -
    Accounts receivable, net                                                 (542,135)      (126,143)
    Prepaid and other current assets                                          (35,131)       (18,681)
    Other assets                                                              (12,229)       (36,418)
    Inventories                                                                 1,818           (322)

Increase (decrease) in-
    Accounts payable                                                          (82,155)       (20,508)
    Accrued expenses                                                           46,700        (26,245)
                                                                               ------         ------
       Total adjustments                                                     (623,132)      (632,616)

    Net cash provided (used) by operating activities                         (875,064)     ($400,497)

Investing activities:

    Loan  to affiliated company                                            (1,292,641)             0
    Cash portion of WJA Note Purchase (Note 7)                             (1,980,889)             0
    Proceeds from sales and maturities of marketable securities                     0      1,814,189
    Capital Expenditures (Note 8)                                            (243,033)    (1,284,037)
                                                                              -------      ---------
    Net cash provided from (used in) investing activities                 $(3,516,563)      $530,152

Financing activities:


    Net proceeds from borrowing/Repayment of Borrowings (Note 8)             (128,653)       743,322
    Repayment of borrowings                                                         0              0
    Repayment of margin account                                                     0     (1,084,541)
    Stockholders Equity:
     Issuance of Preferred Stock, net proceeds                              2,037,742              0
                                                                            ---------      ---------
    Net cash provided (used) from financing activities                     $1,909,089      $(341,352)

NET INCREASE (DECREASE) IN CASH                                           $(2,482,538)     $(211,697)

CASH AND EQUIVALENT AT BEGINNING OF YEAR                                   $2,721,865     $1,363,174
                                                                           ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                                $  239,327     $1,151,477
                                                                           ----------     ----------
                                                                           ----------     ----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                               $  148,950     $  126,084
    Income Taxes                                                                    0              0
Non-cash Items                                                             $   74,151              0


      The accompanying notes are an integral part of these financial statements

FLORIDA GAMING CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 1996
(unaudited)

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

The Company's investment in undeveloped land ($1,617,495 at December 31, 1995 and September 30, 1996) is carried at cost and is included with land under property, plant and equipment in the balance sheet.

The Company's inventory, comprising food and beverage products and souvenirs, is stated at the lower of cost or market.

Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and simulcasted inter-track wagering ("ITW") events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company's liability to host tracks for ITW collections totaled $50,699 and are included in accounts payable at September 30, 1996. Unclaimed winnings totaled $57,846 at September 30, 1996.

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

The Company has net operating loss ("NOL") carryforwards that expire through fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2009. However, the bulk of the Company's NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $95,000 per fiscal year under section 382 of the IRC. Operating losses of approximately $1,260,000 are not subject to the
Section 382 limitation.

(4)  INCOME PER COMMON SHARE

The income per common share was calculated based upon net income and the weighted average number of outstanding common shares (3,585,808 and 3,120,670 for the three months ended September 30, 1996, and 1995, respectively, and 3,370,115 and 3,119,726 for the nine months ended September 30, 1996 and 1995, respectively). Options and convertible securities were included in the computations of income per share on a fully diluted basis for the three month period ended September 30, 1996. Options and convertible securities were not included in the computations of loss per shares for all other periods presented, because their inclusion would be anti-dilutive. Weighted average equivalent shares on a fully diluted basis for the three months ended September 30, 1996 were 6,196,500 shares, consisting of 74,250 options held by two former directors, 54,000 in options held by a Vice President of the Company, 7,815 shares of equivalent converted Preferred Class A Stock, 494,627 shares of equivalent converted Preferred Class B Stock, 650,000 in options held by directors and an executive officer under Qualified and Nonqualified Stock Option Plans, 1,330,000 in options held by Freedom Financial Corporation, and the 3,585,808 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

(5)  PREFERRED STOCK

The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are
cumulative and have priority over dividends on the common stock.   On
September 5, 1996 the Board of Directors declared a preferred dividend for 1995 to holders of record September 21, 1996. As of September 30, 1996 accrued dividends were $31,262. On October 7, 1996, these dividends were paid by the issuance of 5,164 common shares and $7.50 cash in lieu of fractional shares.

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

The Company's Series B convertible preferred stock provides annual cumulative dividends at the rates of 8% and 9% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration received by the Company upon initial issuance of each share of the Series B shares was $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 75% or 80% of the market value of the common stock at the time of the conversion. Certain issues have negotiated conversion floors. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus accrued dividends before any distribution to holders of common stock. During the year ended December 31, 1995, 2,400 Series B preferred shares were issued for $2,400,000 to three unrelated parties. Subsequent to December 31, 1995, the Company issued an additional 2,300 Series B shares at $1,000 per share and 2,187.5 Series B shares have been converted into 390,859 shares of Common Stock as of November 8, 1996.

(6)  RELATED PARTY TRANSACTIONS

As of September 30, 1996 Freedom Financial Corporation retained an option to purchase 1,330,000 shares at an exercise price of $1.25 per share. Freedom Financial is beneficially owned substantially by the Company's Chairman.

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

On April 21, 1994, the Company adopted a new Nonqualified Stock Option Plan, under which options up to an amount equal to 5% of the Company's issued and outstanding shares of Common Stock can be issued to the Company's non-director employees. On April 21, 1994, pursuant to this plan options for 50,000 shares of Common Stock were granted to the Company's Executive Vice President (prior to his becoming a director) and options for 25,000 shares were granted to the Company's Chief Financial Officer, each with an exercise price per share of $7.50.

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

On April 28, 1995, the Company granted a former Director an option to purchase 19,000 common shares at $5.19 per share. The option is exercisable after October 29, 1995 and expires five years from date of grant. On the same date the Company granted its Chairman an additional option to purchase 300,000 common shares at $5.00 per share. The option expires five years from date of grant.

On August 26, 1996, the Company granted Ex. Vice President and Director, W.B. Collett, Jr., an option to purchase 100,000 common shares at $6.3125 per share. The option expires five years from date of grant.

In January of 1996 the Board of Directors established the CEO's annual salary at $360,000, payable monthly. The Chairman had previously received no salary.

Included in notes receivable is a $485,000 line of credit granted to Freedom Financial Corporation in December of 1995. The credit facility, which is secured by real property owned by Freedom, is due on demand and bears interest at 2% above prime. At September 30, 1996 the balance draw under this line of credit was $ 1,642,641.

(7)  COMMITMENTS AND CONTINGENCIES

LITIGATION:    On May 13, 1994, American Jai-Alai, Inc. ("American Jai-Alai")
filed suit in the Circuit Court of the Fifteenth Circuit in Florida, Palm Beach County, against the Company. American Jai-Alai alleges that in August 1993 the Company entered into a contract with American Jai-Alai that American Jai-Alai would manage the Fronton if the Company acquired it. American Jai-Alai alleges that the Company and American Jai-Alai agreed to enter into a five-year renewable management contract pursuant to which American Jai-Alai would guarantee a $480,000 annual payment to the Company, $270,000 of the Fronton's net operating income above $480,000 would be paid to the Company, with American Jai-Alai receiving 25% of all net operating income above $750,000 annually. In addition, American Jai-Alai alleges that it has a first right of refusal if the Company desires to sell the Fronton at anytime during the alleged management contract. American Jai-Alai also alleges that the Company granted it an option to purchase 100,000 shares of Common Stock at $2.50 throughout the alleged management contract, but not to exceed 1997. In addition, American Jai-Alai alleges that the Company agreed to pay American Jai-Alai 25% of any profit realized from the sale of the Fronton, if such sale was not to American Jai-Alai pursuant to its alleged right of first refusal. In the Complaint, American Jai-Alai alleges, among other claims, breaches of fiduciary duty, breach of contract and fraud. On May 20, 1994, counsel for American Jai-Alai stated that American Jai-Alai was exercising its alleged right to purchase the 100,000 shares of Common Stock for $2.50. The Company has not issued any shares of Common Stock pursuant to this
demand.   The Company has filed an Answer to the Complaint and also filed a motion to move the suit from Palm Beach County to St. Lucie County, which was granted by the circuit court. The Company denied the allegations, and on October 22, 1996 the Company reached a settlement agreement with American Jai-Alai. In that settlement agreement the Company, upon dismissal of the suit will issue 15,000 common shares to American Jai-Alai and agree to hire the firm as a consultant for one year at the rate of $5,000 per month.

On December 16, 1994, General Realty and Finance Co. filed suit in Palm Beach County against the Company alleging a breach of a commission agreement for the purchase of the Ft. Pierce Jai-Alai Fronton. The Complaint was filed on December 16, 1994, and a Motion to Transfer Venue was filed January 30, 1995, seeking to have venue transferred to St. Lucie County. The Company has previously paid out a commission to one person and has attempted to pay the principal of General Realty, Ed Fielding, for a commission; Mr. Fielding initially rejected payment. The Company denies the allegations and believes the proceedings are not likely to result in an adverse judgment that is material to the results of this operation and financial condition.

Compagnie Parisienne De Reescompte owns 450 shares of the Company's Preferred Class B stock. On April 25, 1996, Compagnie Parisienne De Reescompte, filed suit in U.S. District Court, District of Delaware, against the Company alleging the Company improperly failed to convert 450 shares of the Company's Preferred Class B stock into 156,590 shares of the Company's common stock. As of October 1996, the Company entered into a settlement agreement with Compagnie Parisienne De Reescompte ("CPR") in connection
with the above litigation.   The Company had suspended conversions of Series
B Preferred following fluctuations in the trading price of the Common Stock related to unusual trading activity in the Common Stock. Under the terms of the settlement agreement, the Company converted 225 of the Series B Shares into 82,086 shares of Common Stock and agreed to increase the dividend rate on the remaining Series B Shares from 8% to 10% effective June 1, 1996. CPR agreed to convert no more than 10% of the remaining Series B Shares per month at a conversion price of not less than $5.10 per share of Common Stock, and to dismiss the litigation. The settlement agreement also contains mutual releases.

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

PONCA INDIAN TRIBE: In August 1995, the Company signed a Management Agreement with the Ponca Indian Tribe of Nebraska to build and operate a casino in Douglas County (Omaha) for Class II and Class III gaming as authorized by the Indian Gaming Regulatory Act. Recent developments have adversely affected the prospects for Indian gaming in the state. On February 6, 1996, the Nebraska legislature failed to pass legislation that would have authorized a voter referendum on legalizing casino gaming in the state. In addition, as a result of a November 1995 federal appeals court decision, the Bureau of Indian Affairs has indefinitely suspended action on land-in-trust applications from Indian tribes in Nebraska and certain other states. The Company has terminated this venture with the Poncas. In June of 1996 the Company issued 6,000 shares of its common stock with a market value of $51,000 to the tribe's legal counsel as a termination payment. As of September 30, 1996, the Company had provided $93,388 for predevelopment expenses of the project not including the termination payment.

RINCON, SAN LUISENO BAND OF MISSION INDIANS: On September 11, 1995, the Company entered into a Loan Agreement and related agreements with the Rincon, San Luiseno Band of Mission Indians, which presently owns the River Oaks Casino, located approximately 40 miles north of San Diego, California. The Loan Agreement was to take effect when gaming machines commenced operation at the casino. Initially the Company had agreed to make up to $5 million available to the Rincon band during the seven year term of the agreement. In lieu of interest on the loan, the Company was to receive a royalty during the term of the loan agreement. The Company also agreed to advance short term working capital funds, which represented initial draws; $344,000 had been advanced through September 30, 1996.

The operation of gaming machines at the Rincon Casino was prohibited by a preliminary injunction issued by the United States District Court for Southern California. The injunction was sought by the United States Attorney for Southern California, based upon federal circuit court decisions that the operation of gaming machines by Native American tribes in California was prohibited by the Indian Gaming Regulatory Act, because gaming machines were prohibited by California law and to date, California Governor Wilson had refused to enter into gaming compacts with California tribes. Since the date that the preliminary injunction was imposed on the Rincon Band, the United States Court of Appeals agreed to review its prior decisions in light of a recent California appellate court decision that California law permits the operation of gaming machines by the California Lottery, contributing to the uncertain parameters of Indian gaming in California. Based on its belief that it complied with all conditions for the operation of gaming machines under the Indian Gaming Regulatory Act, the Rincon Band requested that the injunction be modified to permit the operation of gaming machines at the tribe's casino. This motion was not granted. Due to adverse decisions in related cases and continuing delays in the opening of the Rincon Casino with gaming machines, both Florida Gaming and the Rincon tribe have requested arbitration relative to the Loan Agreement.

BUSINESS COMBINATION DISCUSSIONS: In the course of its business, the Company has had numerous discussions, and continues to have discussions, regarding joint ventures and business combinations related to the pari-mutuel and gaming industry, including the acquisition of other jai-alai frontons. No assurances can be given about the likelihood or timing of any such transaction.

BANK OF OKLAHOMA:  On September 12, 1996,  as described in our Current Report
on Form 8-K ,   Florida Gaming purchased bank notes ("the WJA Notes") of WJA
Realty Limited Partnership ( "World Jai-Alai" ), with balances aggregating $20,728,826 from the Bank of Oklahoma, N. A., Tulsa, Oklahoma. The WJA Notes are secured by real estate and improvements consisting of three jai-alai pari-mutuel facilities located in Miami, Tampa and Ocala, Florida. Consideration for the WJA Notes consisted of a combination of $2,000,000 in cash, 703,297 shares of Florida Gaming Common Stock, a $6,000,000 note bearing interest at New York Prime Rate and a $1,000,000 non-interest bearing note.

WORLD JAI-ALAI: On October 9, 1996, as described in the Company' Current Report on Form 8-K , Florida Gaming entered a letter of intent to acquire all the tangible and intangible properties of World Jai-Alai ("WJA"). These assets include approximately 342,000 sq. ft. of pari-mutuel facilities located on about 108 acres located in downtown Miami, Tampa and suburban Ocala, Florida. The Company and WJA are currently working on the final purchase agreement and regulatory approvals. The purchase agreement contemplates that the acquired WJA assets will be combined with the Ft. Pierce Jai-Alai and Inter-Track Wagering operation presently owned by the Company in a new wholly-owned subsidiary. The consideration for the proposed acquisition includes (i) the cancellation of the WJA Notes, (ii) the retention by World Jai-Alai of 200,000 shares of Florida stock it currently owns, and (iii) profit sharing payments to WJA based the subsidiary's operations. WJA could receive 20% of the cumulative net profits of the operating subsidiary; for each of the first ten full calendar years after closing, subject to a $1,00,000 per year cap; plus the payment of 5% of the amount by which net profits exceed $5,000,000 in any one of the full calendar years during the ten year period.

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

In January 1995, the Company acquired an additional 79 acres of undeveloped land adjacent to its other properties in Florida at a cost of $1,082,000 through cash payments of $237,000 and the issuance of first mortgage debt of $845,000. The $845,000 consists of three separate mortgages with interest rates from 8% to 9.5%, each with a balloon payment due in January, 2000. In aggregate these balloon payments total approximately $740,000. The Company's plans for this additional property held for future expansion are still in the formative stages and could include the construction of a flea market and the expansion of ITW facilities. The possibilities of billboards along the Interstate 95 right of way, a recreational vehicle park, and a golf driving range have also been considered.

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

The jai-alai industry generally has declined in the last several years due to an industry-wide strike by jai-alai players and the passage of legislation authorizing a state-wide lottery in 1987. Average statewide handle per performance for the State of Florida fiscal years ended June 30, 1995 and 1994 was approximately $102,000 and $101,000, respectively. During the State of Florida's 1995 fiscal year, the average handle per performance at the Company's Fronton increased from $31,918 to $36,090, or 13.1%, compared to the 1994 fiscal year.

Inter-track wagering ("ITW") has grown significantly since its initiation in the State of Florida in August 1990. The state-wide ITW handle for the State of Florida's fiscal year ended June 30, 1991 was approximately $109 million. The state-wide ITW handle for the State of Florida's fiscal years ended June 30, 1994 and 1995 increased to approximately $383 million and $443 million, respectively. ITW handle at the Company's Fronton has demonstrated similar growth in recent years, increasing from $17.2 million in the year ended December 31, 1994 to $20.4 million for the year ended December 31, 1995.

Florida House Bill No. 337 became law on June 1, 1996. This legislation authorized card rooms at licensed pari-mutuel facilities in Florida starting January 1997. The card rooms will be administered and regulated by the State of Florida Division of Pari-Mutuel Wagering of the Department of Business and Professional Regulation. Games will be limited to non-banked poker games. Card room operation is also subject to approval by the county commission in which the pari-mutuel facility is located. Florida House Bill No. 337 also authorized full-card simulcasting of races from out of state tracks such as Belmont, Meadowlands, Philadelphia Park and Monmouth. The Ft. Pierce ITW facility is currently carrying several of these simulcast signals. Florida Gaming plans to open its poker room at the Ft. Pierce facility, initially with 18 to 20 poker tables having about 150 gaming positions. The Poker Room will be opened in conjunction with the opening of its next live jai-alai season beginning January 3, 1997, if local approval is granted .

In the course of its business, the Company has had numerous discussions, and continues to have discussions, regarding joint ventures and business combinations related to the pari-mutuel and gaming industry, including the acquisition of other jai-alai frontons. No assurances can be given about the likelihood or timing of any such transaction. As described in our 8-K dated
September 12, 1996,   Florida Gaming purchased bank notes ("the WJA Notes")
of WJA Realty Limited Partnership ( "World Jai-Alai" ), with balances aggregating $20,728,826 from the Bank of Oklahoma, N. A., Tulsa, Oklahoma. Consideration for the WJA Notes consisted of a combination of $2,000,000 in cash, 703,297 shares of Florida Gaming Common Stock, a $6,000,000 note bearing interest at New York Prime Rate and a $1,000,000 non-interest bearing note. The WJA Notes are secured by real estate consisting of three Jai-Alai pari-mutuel wagering facilities and related equipment in Miami, Tampa, and Ocala, Florida.

WORLD JAI-ALAI: On October 9, 1996, as described in the Company's Current Report on Form 8-K , Florida Gaming entered a letter of intent to acquire all the tangible and intangible properties of World Jai-Alai ("WJA"). These assets consist of three (3) pari-mutuel facilities having an aggregate of 342,000 sq. ft. of pari-mutuel facilities located on an aggregate of 108 acres in downtown Miami, Tampa, and suburban Ocala, Florida.
 The Company and WJA are currently working on the final purchase agreement and regulatory approvals. The purchase agreement contemplates that the acquired WJA assets will be combined with the Ft. Pierce Jai-Alai and Inter-Track Wagering operation presently owned by the Company in a new wholly-owned subsidiary. The consideration for the proposed acquisition includes (i) the cancellation of the WJA Notes, (ii) the retention by World Jai-Alai of 200,000 shares of Florida stock which it currently owns, and
(iii) profit sharing payments to WJA based on the subsidiary's profits. WJA could receive 20% of the cumulative net profits of the operating subsidiary; for each of the first ten full calendar years after closing, subject to a $1,000,000 per year cap; plus the payment of 5% of the amount by which net profits exceed $5,000,000 in any one of the full calendar years during the ten year period.

The Company has terminated discussions relative to gaming ventures with all Native American tribes except for the Rincon Luiseno Band of the Mission Indians in San Diego County, California. Due to adverse decisions in other Courts in related cases, such as Western Telecom in California and the opinion issued by the U.S. Supreme Court in the Seminole case and continuing delays in the opening of the Rincon Casino with gaming machines, both Florida Gaming and the Rincon tribe have requested arbitration relative to the Company's Loan Agreement.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS 1996 COMPARED WITH THREE AND NINE MONTHS 1995

During the nine month periods ended September 30, 1996 and 1995, the Company's operations reflect four months' operation of live jai-alai performances respectively, and a full schedule of inter-track wagering. The live jai-alai season ended April 28, 1996, and the next season is scheduled
to begin January 3, 1997 and end April 26, 1997.   The Fronton remains open
for inter-track wagering year round.

The Company's pari-mutuel handles for the quarter and nine months ended September 30, 1996, were $5,389,831, consisting of $-0- in live jai-alai and $5,389,831 in inter-track wagering, and $20,548,983 consisting of $3,665,582 in live jai-alai wagering and $16,883,401 in inter-track wagering, respectively. For the quarter and nine months ended September 30, 1995, the pari-mutuel handles were $4,638,923 and $19,374,268 respectively. These consisted of $-0-in live jai-alai and $4,638,923 in ITW handle. For the nine months period ended September 30, 1995, the handle for live jai-alai wagering represented $4,183,844 while the handle for ITW for this period was $15,190,424.

The increase in total handle for the quarter ended September 30, 1996 compared with September 30, 1995, was $750,908, which is attributable to growth in the ITW segment. The net increase in handle for the nine months ended September 30, 1996, was $1,174,715. The ITW handle increased approximately $1,692,977, while the Jai-Alai handle decreased approximately $518,000. For the nine month period ended September 30, 1996, the ITW handle increased approximately 11.1% compared to the same period in 1995.
A portion of this increase can be attributed to additional signals carried, i.e. full-card simulcasting, as authorized by House Bill #337.

The Company's pari-mutuel revenues, net of pari-mutuel taxes for the three months and nine months ended September 30, 1996, were $490,704 and $2,439,110 respectively. This compares to $486,323 for the three months ended September 30, 1995, and $2,440,639 for the nine months period ended September 30, 1995. Of the $490,704, for the quarter ended September 30, 1996, $-0- was attributable to live jai-alai wagering and $490,704 was attributable to commissions on ITW. Of the $486,323 in net pari-mutuel revenues for the period ending September 30, 1995, $-0- was attributable to live jai-alai wagering and $486,323 was attributable to commissions on ITW. The $4,381 increase in ITW commissions for the quarter ended September 30, 1996, was due to the increase in handle as discussed above. The net pari-mutuel revenue for the nine months ended September 30, 1996 was $2,439,110 -- consisting of $1,631,304 from ITW commissions and $807,804 from live jai-alai. ITW commissions increased $108,917 for the nine-month period ended September 30, 1996, compared to the same period in 1995. The 11.1% increase was attributable to the growth in ITW handle, however, the over-all commission rate declined slightly due to the lower commission rates resulting from full-card simulcasting.

Admissions income, net of state taxes, for the three and nine months periods ended September 30, 1996, was $26,779 and $104,113 respectively. This compares to $29,671 and $118,154, respectively, for the three and nine months periods ended September 30, 1995. The decreases for the quarter and nine months ended September 30, 1996, were due to slight decreases in attendance coupled with increased discounts for these periods.

Food, beverage and other income for the three and nine months period ended September 30, 1996, was $106,502 and $603,067, respectively. These amounts compare to $98,028, and $638,714 for the three and nine months ended
September 30, 1995.   The $8,474 increase for the quarter ended September 30,
1996, was due to an increase in other income associated with uncashed ITW tickets. This offset decreases of approximately $659 for the quarter and $34,138 for the nine months compared to 1995's totals for food and beverage sales. These decreases are attributable to the dip in attendance.

The Company's general and administrative expenses for the three and nine months periods ended September 30, 1996, were $489,425, and $1,403,336, respectively. For the three and nine months periods ended September 30, 1995, general and administrative expenses were $541,512, and $984,081, respectively. The decrease of $52,087 for the quarter ended September 30, 1996, was a result of a large expense in the other expense category related to Indian Gaming (approximately $316,000) that occurred in the third quarter
of 1995 and net of increases in the following areas.   Officer salaries
increased approximately $99,000, $90,000 of which is attributable to the Chief Executive who worked full time but drew no salary in 1995; $7,858 in increased legal expenses, $30,842 in increased travel costs, $17,589 in increased shareholder related costs, $60,000 in loan fees related to the purchase of the WJA Notes, and approximately $41,000 in legal costs associated with litigation and expansion activities. The $419,255 increase for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, is attributed to approximately $270,000 in payroll costs paid to the chief executive officer, a $71,073 increase in legal expenses, $101,496 in increased travel costs, a $65,785 increase in shareholder related costs, $60,000 in loan fees related to the purchase of the WJA Notes, and net of a $188,948 decrease in other expenses due to the write off predevelopment costs in relation to the Yamazee Tribe that occurred in the third quarter of 1995. The increases in legal and travel costs are directly related to the expansion and business combination situations described above and in the financial statement notes.

The Company's operating expenses for the three months ended September 30, 1996 and September 30, 1995 were $495,970 and $472,318, respectively. Depreciation expense for the three months ended September 30, 1996, and September 30, 1995, was $48,600 and $42,300, respectively, for an increase of $6,300. The increase in depreciation expense is primarily attributable to capital improvements made during 1995. The operating expenses for the three months ended September 30, 1996, increased $23,652 or 5% compared to the nine months ended September 30, 1995. During jai-ali season player costs, which include salaries, benefits and support staff, represent a significant portion of operational expenses; but operations for the third quarters of 1996 and 1996 included only ITW operations. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $49,851 for the three months ended September 30, 1996, compared to $51,253 for three months ended September 30, 1995. Utilities expense totaled $24,257 and $34,541, respectively, for the three months ended September 30, 1996 and September 30, 1995. Program costs totaling $24,800, and $25,695, respectively, are also included in the total operating expenses for the three month periods ended September 30, 1996 and 1995. Interest expense totaled $65,184 and $42,081, for the three months ended September 30, 1996 and 1995, respectively, with the approximately $23,000 increase attributable to the debt issued, which was related to the purchase of the WJA Notes. Operating expenses for the bar, restaurant and concessions, which include payroll costs, were $34,215, and $38,848, respectively, for the three month periods which ended September 30, 1996 and September 30, 1995. Operating payrolls and related costs totaled $199,202 and $193,499, respectively, for the three month periods ended September 30, 1996 and September 30, 1995, excluding player costs and payroll costs included in the bar, restaurant and concessions areas. This increase of approximately $5,700 is attributable to an increase in office staff and salary increases for the cashiers.

The Company's operating expenses for the nine months ended September 30, 1996 and September 30, 1995 were $2,635,327, and $2,452,069, respectively. Depreciation expense for the nine months ended September 30, 1996, and September 30, 1995, were $145,800, and $126,900, respectively, an increase of $18,900. The increase in depreciation expense is attributable to capital
improvements made during 1995.   The operating expense for the nine months
ended September 30, 1996, increased $183,259 compared to the nine months
ended September 30, 1995.   For the nine months ending September 30, 1996,
player costs were $670,838 compared to $560,960 for the nine  months ending
September 30, 1995.   The $109,878 increase in player costs is attributable
to the expanded roster which to a large extent was due to the longer season that began in December of 1995. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment totaled $266,908, for the nine months ended September 30, 1996, compared to $263,429 for nine months ended September 30, 1995. The $3,479 increase is attributable to an expanded ITW schedule net of equipment savings generated from a purchase versus rent decision on the majority of the television equipment. Utilities expense totaled $91,139 and $100,928, respectively, for the nine month periods ended September 30, 1996 and September 30, 1995. Program costs totaling $92,974, and $105,586 are also included in the total operating expenses for the nine month periods ended September 30, 1996 and 1995,
respectively.   Interest expense totaled $146,933 and $125,208, for the nine months ended September 30, 1996 and 1995, respectively, with the bulk of the $21,725 increase attributable to the debt issued in connection with the purchase of the WJA Notes. Operating expenses for the bar, restaurant and concessions which include payroll costs, were $279,638, and $294,341, respectively, for the nine month periods which ended September 30, 1996 and
June 30, 1995.   Operating payrolls and related costs totaled $775,108 and
$716,904, respectively, for the nine month periods ended September 30, 1996 and September 30, 1995, excluding player costs and payroll costs included in the bar, restaurant and concessions areas. This increase of approximately $58,000 is attributable to an increase in office staff and salary increases in the mutuels department.

The Company had net interest and dividend income of $535,536 and $640,441, respectively, for the three months and nine months ended September 30, 1996. For the three month and nine month periods ended September 30, 1995, the Company had $14,452 and $66,463, respectively, in net interest and dividend income. Of the $521,084 increase for the three month period ended September 30, 1996 as compared to the September 30, 1995 period, $50,202 was attributable to an increase in notes receiveable and in short term cash equivalent funds due to the additional equity capital that was injected in December of 1995 and February of 1996, and $470,882 of the increase was attributable to interest income received on the WJA Notes during the third quarter of 1996.. Of the $573,978 increase for the nine months ended September 30, 1996, compared to nine months ended September 30, 1995, $103,096 was attributable to the increase in cash equivalent funds and notes receiveable. During the third quarter, $470,882 of the increase was attributable to interest income received on the WJA Notes. The Company also recorded dividend income of approximately $26,250 received on a short term investment that was held and sold in the first quarter 1995.

For the three month and nine month periods ended September 30, 1996, the Company had no gains on the sales of securities. The Company had no securities gains for the three months ended September 30, 1995, but had a net realized gain on the sale of securities of $195,939 for the nine months ended
September 30, 1995.   The $195,939 gain resulted from the sale of a short
term investment, which was purchased in December 1994 and sold in February
1995.

At December 31, 1995, the Company had approximately $11,242,000 in net operating loss carryforwards. However, because IRC Section 382 limitations due to the change of control that occurred in March 1993, the bulk of these
carryforwards are limited to approximately $95,000 per year.   Operating
losses of approximately $1,260,000 attributed to the period after the change of ownership are not subject to the Section 382 limitations.

The Company had net income of $125,526, or $0.04 per common share ($.02 on a fully diluted basis) for the three months ended September 30, 1996, compared to a loss of $427,656 or ($0.13) per common share for the same period ended September 30, 1995. The Company had a net loss of $397,732 or ($.12) per common share for the nine months ended September 30, 1996, compared to a net loss of $103,141 or ($0.03) per common share for the period ended September 30, 1995. Earnings for the quarter and nine months ended September 30, 1996 were improved by approximately $447,000 as a result of interest income from the WJA Notes during the quarter. The loss for the nine month period was primarily the result of factors discussed above. Among these were increases in general and administrative costs which included a $270,000 increase in executive officer salary, a $71,073 increase in legal expenses, $101,496 in increased travel costs, and an approximate $66,000 increase in shareholder related costs. The Company had $190,969 in legal and other termination costs associated with Indian gaming ventures and other expansion activities. These costs were incurred primarily as the result of management's effort to expand
the gaming operations of  the Company.   Also, the nine  months ended
September 30, 1995, included a $195,939 realized gain on the sale of securities.

The Company expended approximately $96,000 during 1996 bringing city water to the Ft. Pierce property and eliminating the need for the old and costly purification system. Also in February 1996, the Company terminated certain equipment leases on television monitors. The initial capital outlay for new television monitors of approximately $65,000 will reduce expenses approximately $19,000 per year. As described above, Chairman and Chief Executive Officer, W. Bennett Collett who has received no cash compensation for the past 3 years, is now receiving an annual salary of $360,000 approved by the independent non-management members of the Board of Directors effective January 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The balance of the Company's cash and cash equivalents at September 30, 1996 was $239,327. At September 30, 1996, the Company had working capital of $15,683,430, an increase of $13,186,454 from $2,496,976 at December 31, 1995.
The increase was primarily the result of an investment of approximately $14 million in the WJA Notes discussed earlier. The $14 million purchase price of the WJA Notes consisted of $7 million financed, $4.7 million in common stock of the Company, and $2 million in cash.

During the nine months ended September 30, 1996, net cash used in the Company's continuing operating activities was $875,064. The Company's continuing operating expenses consisted principally of office expenses, general administrative expenses, operating expenses associated with Fronton operations, and business expansion. Principal revenues were from net commissions on pari-mutuel wagering on live jai-alai and ITW events. The Company expects that net cash flows from the operation of current business activities will be adequate to meet operational needs.

During the nine months ended September 30, 1996, cash used in investing activities was $3,516,563. This consisted of the $1,980,889 cash portion of the payment for the WJA Notes, capital improvements and equipment purchases totaling $243,033, and credit line advances of $1,292,641. During the fourth quarter of 1995, the Company loaned an affiliated Company (Freedom Financial) $350,000 on a short-term secured credit line. The balance of this credit, which bears interest at the prime rate plus 2% (10.25%), was $1,596,641 as of
 October 31, 1996.

During the nine months ended September 30, 1996, cash flow from financing activities was $1,909,089. Cash flow from financing activities consisted primarily of the $2,037,742 in funds generated from the sale of convertible preferred stock in February 1996, net of issuance costs for the preferred stock and also the common stock issued pursuant to the WJA Note purchase and other matters, and net of $128,653 in debt reductions (see Notes 5 and 7 to the Financial Statements).

In the course of its business, the Company has had numerous discussions, and continues to have discussions, regarding joint ventures and business combinations related to the pari-mutuel and gaming industry, including the acquisition of other jai-alai frontons. No assurances can be given about the
likelihood or timing of any such transaction.   As described in  our 8-K
dated September 12, 1996,   Florida Gaming purchased bank notes ("the WJA
Notes") of WJA Realty Limited Partnership ( "World Jai-Alai" ), with balances aggregating $20,728,826 from the Bank of Oklahoma, N. A., Tulsa, Oklahoma. Consideration for the WJA Notes consisted of a combination of $2,000,000 in cash, 703,297 shares of Florida Gaming Common Stock, a $6,000,000 note bearing interest at New York Prime Rate and a $1,000,000 non-interest bearing note. The WJA Notes are secured by real estate consisting of three Jai-Alai pari-mutuel wagering facilities and related equipment in Miami, Tampa, and Ocala, Florida.

WORLD JAI-ALAI: On October 9, 1996, as described in the Company's Current Report on Form 8-K , Florida Gaming entered a letter of intent to acquire all the tangible and intangible properties of World Jai-Alai ("WJA"). These assets consist of three (3) pari-mutuel facilities having an aggregate of 342,000 sq. ft. of pari-mutuel facilities located on an aggregate of 108 acres in downtown Miami, Tampa, and suburban Ocala, Florida.
 The Company and WJA are currently working on the final purchase agreement and regulatory approvals. The purchase agreement contemplates that the acquired WJA assets will be combined with the Ft. Pierce Jai-Alai and Inter-Track Wagering operation presently owned by the Company in a new wholly-owned subsidiary. The consideration for the proposed acquisition includes (i) the cancellation of the WJA Notes, (ii) the retention by World Jai-Alai of 200,000 shares of Florida stock which currently owns, and (iii) profit sharing payments to WJA based the subsidiary's profits. WJA could receive 20% of the cumulative net profits of the operating subsidiary; for each of the first ten full calendar years after closing, subject to a $1,000,000 per year cap; plus the payment of 5% of the amount by which net profits exceed $5,000,000 in any one of the full calendar years during the ten year period.

The Company has terminated discussions relative to gaming ventures with all Native American tribes except for the Rincon Luiseno Band of the Mission Indians in San Diego County, California. Due to adverse decisions in other Courts in related cases, such as Western Telecom in California and the opinion issued by the U.S. Supreme Court in the Seminole case and continuing delays in the opening of the Rincon Casino with gaming machines, both Florida Gaming and the Rincon tribe have requested arbitration relative to the Company's Loan Agreement.

The purchase of the WJA Notes from the Bank of Oklahoma required substantial capital and the expansion of facilities to accommodate the newly authorized card rooms potentially at Ft. Pierce, Miami and Tampa will require additional capital. The Company is currently negotiating with several prospective investors to place either debt or equity needed to fund these needs. Also Freedom Financial (the Company's largest shareholder) is in the process of obtaining funding, which is expected to close shortly, and plans to inject $1,662,500 into Florida Gaming via the exercise of its options. Freedom also anticipates that all advances from the Company will be paid in full from its anticipated funding.

The Company believes that its current financial condition provides adequate capital reserves and liquidity for present operations.

                             PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

On May 13, 1994, American Jai-Alai, Inc. ("American Jai-Alai") filed suit in the Circuit Court of the Fifteenth Circuit in Florida, Palm Beach County, against the Company. American Jai-Alai alleges that in August 1993 the Company entered into a contract with American Jai-Alai that American Jai-Alai would manage the Fronton if the Company acquired it. American Jai-Alai alleges that the Company and American Jai-Alai agreed to enter into a five-year renewable management contract pursuant to which American Jai-Alai would guarantee a $480,000 annual payment to the Company, $270,000 of the Fronton's net operating income above $480,000 would be paid to the Company, with American Jai-Alai receiving 25% of all net operating income above $750,000 annually. In addition, American Jai-Alai alleges that it has a first right of refusal if the Company desires to sell the Fronton at anytime during the alleged management contract. American Jai-Alai also alleges that the Company granted it an option to purchase 100,000 shares of Common Stock at $2.50 throughout the alleged management contract, but not to exceed 1997. In addition, American Jai-Alai alleges that the Company agreed to pay American Jai-Alai 25% of any profit realized from the sale of the Fronton, if such sale was not to American Jai-Alai pursuant to its alleged right of first refusal. In the Complaint, American Jai-Alai alleges, among other claims, breaches of fiduciary duty, breach of contract and fraud. On May 20, 1994, counsel for American Jai-Alai stated that American Jai-Alai was exercising its alleged right to purchase the 100,000 shares of Common Stock for $2.50. The Company has not issued any shares of Common Stock pursuant to this
demand.   The Company has filed an Answer to the Complaint and also filed a motion to move the suit from Palm Beach County to St. Lucie County, which was granted by the circuit court. The Company denied the allegations, and on October 22, 1996 the Company reached a settlement agreement with American Jai-Alai. In that settlement agreement the Company, upon dismissal of the suit will issue 15,000 common shares to American Jai-Alai and agree to hire the firm as a consultant for one year at the rate of $5,000 per month.

On December 16, 1994, General Realty and Finance Co. filed suit in Palm Beach County against the Company alleging a breach of a commission agreement for the purchase of the Ft. Pierce Jai-Alai Fronton. The Complaint was filed on December 16, 1994, and a Motion to Transfer Venue was filed January 30, 1995, seeking to have venue transferred to St. Lucie County. The Company has previously paid out a commission to one person and has attempted to pay the principal of General Realty, Ed Fielding, for a commission; Mr. Fielding initially rejected payment. The Company denies the allegations and believes the proceedings are not likely to result in an adverse judgment that is material to the results of this operation and financial condition.

Compagnie Parisienne De Reescompte owns 450 shares of the Company's Preferred Class B stock. On April 25, 1996, Compagnie Parisienne De Reescompte, filed suit in U.S. District Court, District of Delaware, against the Company alleging the Company improperly failed to convert 450 shares of the Company's Preferred Class B stock into 156,590 shares of the Company's common stock. As of October 1996, the Company entered into a settlement agreement with Compagnie Parisienne De Reescompte ("CPR") in connection
with the above litigation.   The Company had suspended conversions of Series
B Preferred following fluctuations in the trading price of the Common Stock related to unusual trading activity in the Common Stock. Under the terms of the settlement agreement, the Company converted 225 of the Series B Shares into 82,086 shares of Common Stock and agreed to increase the dividend rate on the remaining Series B Shares from 8% to 10% effective June 1, 1996. CPR agreed to convert no more than 10% of the remaining Series B Shares per month at a conversion price of not less than $5.10 per share of Common Stock, and to dismiss the litigation. The settlement agreement also contains mutual releases.

Item 2.   CHANGES IN SECURITIES.

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None

Item 5.   OTHER INFORMATION.

           None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               LIST OF EXHIBITS FILED.


Exhibit 27     Financial Data Schedule

               (b)   Reports on Form 8-K.

During the quarter ended September 30, 1996, as set forth in its 8-K dated September 12, 1996, Florida Gaming purchased bank notes ("the WJA Notes") of WJA Realty Limited Partnership ( "World Jai-Alai" ), with balances aggregating $20,728,826 from the Bank of Oklahoma, N. A., Tulsa, Oklahoma. The WJA Notes are secured by real estate and improvements consisting of three jai-alai pari-mutuel facilities located in Miami, Tampa and Ocala, Florida. Consideration for the WJA Notes consisted of a combination of $2,000,000 in cash, 703,297 shares of Florida Gaming Common Stock, a $6,000,000 note bearing interest at New York Prime Rate and a $1,000,000 non-interest bearing note.

Also during the quarter ended September 30, 1996, as set forth in its 8-K dated October 9, 1996, Florida Gaming entered a letter of intent to acquire all the tangible and intangible properties of World Jai-Alai ("WJA"). These assets include approximately 342,000 sq. ft. of pari-mutuel facilities located on about 108 acres located in downtown Miami, Tampa and suburban Ocala, Florida. The Company and WJA are currently working on the final purchase agreement and regulatory approvals. The purchase agreement contemplates that the acquired WJA assets will be combined with the Ft. Pierce Jai-Alai and Inter-Track Wagering operation presently owned by the Company in a new wholly-owned subsidiary. The consideration for the proposed acquisition includes (i) the cancellation of the WJA Notes, (ii) the retention by World Jai-Alai of 200,000 shares of Florida stock it currently owns, and (iii) profit sharing payments to WJA based the subsidiary's operations. WJA could receive 20% of the cumulative net profits of the operating subsidiary; for each of the first ten full calendar years after closing, subject to a $1,000,000 per year cap; plus the payment of 5% of the amount by which net profits exceed $5,000,000 in any one of the full calendar years during the ten year period.

                               FLORIDA GAMING CORPORATION

                                       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  FLORIDA GAMING CORPORATION
                                  --------------------------
                                        (Registrant)

Date:  November 12, 1996          By:  W. B. Collett
      -----------------                -------------
                                       W. B. Collett
                                       Chairman of the Board and Chief
                                       Executive Officer
                                       (Principal Executive Officer)





Date:  November 12, 1996          By:  Timothy L. Hensley
      -----------------                ------------------
                                       Timothy L. Hensley
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                        Officer)