Form 10KSB40
period 1996-12-31
FLORIDA GAMING CORP
filed 1997-03-31
CIK 312065

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended                                 December 31, 1996

                                       OR

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ___________

                          Commission File Number 0-9099

                           FLORIDA GAMING CORPORATION
                 (Name of Small Business Issuer in its Charter)

     Delaware                                                59-1670533
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1750 South Kings Highway
Fort Pierce, Florida                                         34945-3099
(Address of principal                                        (Zip Code)
executive offices)

Issuer's telephone number
  including area code:                                       (407) 464-7500

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

                             Yes   X       No _____

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The registrant's revenues for the most recent fiscal year:  $4,951,920.

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 24, 1997

     Common stock, par value of $.10 per share -- $12,783,670.

     The number of shares of the registrant's common stock outstanding as of March 24, 1997 - 4,588,524 shares.

     Transitional Small Business Disclosure Format

          Yes ______          No   X

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                      PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL

     Florida Gaming Corporation (the "Company") currently owns and operates four jai-alai fronton and inter-track pari-mutuel wagering facilities (each, a "Fronton," and collectively, the "Frontons") located in South and Central Florida. The Company's business at this time consists primarily of its operations at the Frontons, which include, among other things, live jai-alai, inter-track pari-mutuel wagering ("ITW") on jai-alai, horse racing (both thoroughbred and harness) and dog racing, and the sale of food and alcoholic beverages. The Fort Pierce, Tampa and Ocala locations provide audio, video and wagering on inter-track and interstate simulcasting of horse racing and dog racing from various tracks in the United States and jai-alai from within the State of Florida. The Miami location offers limited ITW simulcasting, but simulcasts its jai-alai performances to other gaming facilities in the United States and Mexico.

     The term "pari-mutuel wagering" refers to the betting by members of the public against each other, and as used in this report, includes wagering on both live performances and ITW.

     Since its inception and before the acquisition of the Fort Pierce, Fronton in February 1994, the Company engaged in several other lines of business, none of which are currently in operation. In 1993, the Company sold 699,480 shares of common stock to Freedom Financial Corporation ("Freedom") and the present management assumed control of the Company.

     The Company's principal place of business and executive offices are located at Fort Pierce Jai-alai, 1750 South Kings Highway, Fort Pierce, Florida 34945-3099. The Company was incorporated in Delaware in 1976 as Lexicon Corporation. The Company changed its name to Florida Gaming Corporation on March 17, 1994.

ACQUISITION OF FRONTONS/DEVELOPMENT OF CARDROOMS

     ACQUISITION OF THE FT. PIERCE FRONTON.  The Company acquired the
Ft. Pierce Fronton from WJA Realty Limited Partnership ("WJA") pursuant to an agreement with WJA dated October 6, 1993. On February 1, 1994, the Company received approval from the Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering (the "DPMW") to transfer the pari-mutuel permit for the Ft. Pierce Fronton from WJA to the Company and also closed the purchase transaction with WJA on that date. Consideration for the acquisition consisted of 200,000 shares of

Company Common Stock, $1,500,000 paid in cash at closing and a ten-year 8% mortgage for $1,000,000.

     ACQUISITION OF THE MIAMI, TAMPA AND OCALA FRONTONS. On September 12, 1996, the Company acquired notes (the "WJA Notes") of WJA, with balances aggregating about $20,000,000 from the Bank of Oklahoma, N.A., Tulsa, Oklahoma. The WJA Notes were secured by real estate and improvements consisting of three jai-alai and ITW facilities located in Miami, Tampa and Ocala, Florida (the "WJA Frontons") and other collateral. Consideration for the WJA Notes was a combination of $2,000,000 in cash, a $6,000,000 promissory note bearing interest at the prime rate, 703,297 shares of the Company's Common Stock and a $1,000,000 non-interest bearing note.

     On November 25, 1996, the Company entered into an agreement with WJA and Florida Gaming Centers, Inc. ("Centers"), a wholly-owned subsidiary of the Company, pursuant to which Centers agreed to acquire the WJA Frontons. The acquisition was consummated as of January 1, 1997. The WJA Frontons acquired have been combined with the Fort Pierce Fronton into Centers.

      The consideration for the acquisition included (i) the cancellation of WJA Notes and related obligations acquired by the Company from the Bank of Oklahoma, NA, (ii) the retention by WJA of 200,000 shares of the Company's common stock owned by WJA, and (iii) a profit sharing arrangement described in detail below. The Company assumed all liabilities of WJA arising in the ordinary course of the business, subject to certain limitations and exceptions. The Company also assumed the principal amount outstanding under a $500,000 promissory note owed to Wheeler-Phoenix, Inc., with the terms amended to provide for repayment of principal over a ten year period following the closing in equal annual installments and an annual interest rate of 6%.

     The profit sharing arrangement is based on Centers' net profits, as defined, before income taxes. The Company will pay WJA 20% of the cumulative net profits of Centers for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per year cap described below. The cumulative $1,000,000 cap is equal to the product of $1,000,000 multiplied by the completed number of years in the ten-year period, minus the sum of all amounts previously paid under the 20% profit sharing arrangement. In addition, if Centers has net profits in any calendar year during the ten-year period in excess of $5,000,000, but has not paid WJA a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, Centers will pay WJA 5% of the portion of the net profits on which the 20% payment is not made. No net profit payments will be due for any year after the ten year period. If during the ten year period, Centers disposes of any of its significant assets or operations, then WJA would be entitled to receive an amount equal to ten percent of Centers gain, if any, on the disposition.

     Two principals of WJA, Roger M. Wheeler, Jr. and Richard P. Donovan, have entered into consulting arrangements with Centers. Mr. Wheeler has entered into a ten-year consulting agreement with Centers, with annual compensation of $100,000 during the first five years of the agreement and annual compensation of $50,000 during the second five years of the agreement. Mr. Donovan has entered into a five-year consulting agreement with Centers, with annual compensation of $240,000, plus certain benefits.

     CARDROOM DEVELOPMENT.  Florida House Bill No. 337 (now known as section
849.086 of the Florida Statutes) became effective July 1, 1996. This legislation authorized card rooms at licensed parimutuel facilities starting January 1997. The card rooms will be administered and regulated by the DPMW. Games will be limited to non-banked poker games. Card room operation is also subject to approval by the county commission in which the pari-mutuel facility is located. This same bill also authorized full-card simulcasting of races from out of state tracks such as Belmont, Meadowlands, Philadelphia Park and Monmouth. The Frontons in Fort Pierce, Tampa and Ocala are currently carrying several of these race simulcast signals. This legislation also temporarily reduced the pari-mutuel tax on handle from 5% to 4.25% at the Tampa, Fort Pierce and Ocala Frontons for the period July 1, 1996 through June 30, 1998. The pari-mutuel tax rate is temporarily reduced at Miami from 5% to 3.85% for the period July 1, 1996 through June 30, 1998.

     In late 1996, the county governments of Dade County and Hillsborough County, Florida, passed legislation permitting poker rooms to be operated by all pari-mutuel facilities located in those counties. As a result, the Company now plans to open poker rooms in Miami (with 60 tables initially) and Tampa (with 40 tables initially) during the second quarter of 1997. License applications have been filed, and the Company is in the initial phases of construction and employee training. The Miami and Tampa facilities will conduct low stakes ($10 per hand) poker at these facilities two hours prior to, during and two hours following live jai-alai performances. A rake of $.25 per hand per person will be the pari-mutuel's revenue from each hand dealt. State taxes will be paid at 10% of the rake and 4% of the rake must be paid as commission payable to the jai-alai players.

THE SPORT OF JAI-ALAI; FORM OF JAI-ALAI PLAYED AT THE FRONTONS

     Jai-alai, a sport of Basque origins, was introduced to Florida as a professional sport in 1926. In the United States, jai-alai is played by either one or two man teams, in a round robin fashion, with the winning team or player remaining on the court until defeated. Originally a form of handball, jai-alai has developed over time into a game of high speed and strategy. Players compete against each other in a three-walled arena and score win points against each other by successfully positioning the ball ("pelota") in play in such a way that the opposition is unable to return it.

The pelota is propelled by means of a wicker sling ("cesta"). The combination of the extremely hard pelota, which is slightly smaller than a baseball, and the sling-shot action of the cesta, makes jai-alai the fastest ball game sport in the world.

     The Frontons employ a combined round robin and elimination system of play. Games are played among eight teams or individuals, with the loser of each point retiring to the end of the playing line. The winner of the game is the one to first score a pre-determined number of points. The Company believes this system of play makes it extremely difficult to predetermine the winner or order of finish.

     Games are supervised by the general manager of each of the Frontons, the players' manager and judges appointed by each of the Frontons. The DPMW annually licenses each player, the general manager of the Fronton, the players' manager and the judges. The DPMW also assigns two of its employees to act as officials in addition to the judges provided by the Fronton and assigns an auditing official to supervise pari-mutuel operations. Player compensation is based largely upon performance. Player contracts and/or rules of the DPMW prohibit wagering by the players or their families and contact between players and spectators before and during play.

PARI-MUTUEL WAGERING AT THE FRONTONS

     Under the laws of Florida, pari-mutuel wagering on jai-alai games is prohibited unless made in a fronton holding a permit under an applicable
state statute.   Wagers may be placed at each of the Frontons on performances conducted by the Company at the Fronton (live wagering) or on performances (including jai-alai, thoroughbred racing, harness racing, and dog racing) conducted by other pari-mutuel operators sending (simulcasting) performances from other pari-mutuels to the Fronton. This type of wagering is referred to as inter-track wagering (ITW). The Fronton acts as the broker for wagers by the public and deducts a commission negotiated as guest (receiving) facility with each host (sending) facility as authorized by law. Neither the Fronton nor the State of Florida has any interest in which player or team wins a given game. See "Item 1. Description of Business--Fronton's Schedule of Jai-Alai Performances."

     Customers may wager on jai-alai performances in a variety of ways. For example, wagers may be for win, place, and show (first, second and third); for teams or individuals to place first and second with the order not specified (called "Quinella"); to place first and second with the order specified (called "Perfecta"); or to place first, second and third with the order specified (called "Trifecta").

     Wagers are placed by purchasing tickets in the Fronton at wagering areas equipped with ticket issuing machines. The Fronton has totalizator equipment furnished by Autotote Limited which automatically registers any type of bet in addition to verifying and cashing all winning tickets.

FRONTON'S SCHEDULE OF JAI-ALAI PERFORMANCES

     Pursuant to the permit granted to it under Florida law, each Fronton, in order to conduct ITW, must offer a "full schedule" of jai-alai performances of at least 100 live evening and/or matinee performances per year. In addition, the Fronton may offer ITW year-round so long as a pari-mutuel facility in Florida is providing live pari-mutuel activities at the same time. Each Fronton has received a permit from the DPMW to conduct live jai-alai performances during 1997 and has applied for permits to conduct live jai-alai performances during 1998. The Miami and Tampa Frontons conduct live jai-alai year round. Fort Pierce and Ocala operate four-month seasons. All of the Frontons, with the exception of Miami, typically remain open for ITW when live jai-alai performances are not being conducted.

     In 1980, WJA and three other parimutuel permit holders formed Summer Jai-Alai ("SJA"), a Florida general partnership, to conduct parimutuel jai-alai operations at the Miami Fronton during the summer months ("Summer Operations"). Following the acquisition of the WJA Frontons, the Company is currently a party to the partnership. Under the terms of the partnership agreement, certain of the Company's costs and expenses will be allocated to Summer Operations based upon specific formulas set forth in the agreement. In addition, pursuant to a lease agreement which expires in 2004, SJA rents the Miami Fronton for the time in which the summer jai-alai season is conducted. The rental is based upon 1% of handle, plus applicable Florida sales tax. The Company has a 21% interest in SJA which is accounted for under the equity method.

     The Company is permitted to operate a limited number of charitable and scholarship nights in addition to its regular performances. The taxes otherwise due to the State of Florida for such nights are allocated to various charitable causes and scholarships as determined by the Fronton in accordance with Florida law.

COMPETITION AND MARKETING

     The gaming industry is highly competitive. Other gaming companies have substantially greater financial resources and larger management staffs than the Company. Because of the growing popularity and profitability of gaming activities, competition is significantly increasing. The Company competes for customers with other forms of legal wagering, including charitable gaming, pari-mutuel wagering and state lotteries. The Company competes with other entertainment providers for its customers. With the exception of the one seasonal fronton operated in Dania (described further below), the Company does not consider itself to be in direct competition with any other fronton facility. Florida's pari-mutuel legislation does not permit the construct of any jai-alai facility within a geographic radius of 50 miles or to any other jai-alai facility.

     There are currently 41 permits issued by the State of Florida to operate pari-mutuel facilities in the state; 33 of those permits are now active. Of the 33 active permit holders, only ten are held by jai-alai operators; others engage in horse racing, harness racing and dog racing. Aside from the Company's Frontons, the only other operating jai-alai frontons are in Dania and Orlando.

     The Miami area offers a wide range of pari-mutuel and other entertainment activities that compete with the Company for spectators' leisure-time and wagering patronage. Within a 35-mile radius of the Company's Miami Fronton, there is another jai-alai fronton whose season competes with the Miami Fronton, three horse racing tracks that operate during part of the Miami Fronton's season (although not at the same time and not at night), and three dog racing tracks, one of which operates during substantial portions of the Miami Fronton's season. The Summer jai-alai operation competes directly with two dog racing tracks (owned and operated by two of the Company's partners in the summer jai-alai operation) and another jai-alai fronton which operates during the summer season. In addition to these pari-mutuel activities, the Company's Miami Fronton competes with numerous other sporting and entertainment activities, including professional sports teams, especially numerous Miami Beach night clubs, Indian Gaming facilities, cruise and cruise/gaming ships, and gaming activities in the Bahamas, which are readily accessible from the Miami area. The primary market for the Miami Fronton includes approximately 3.5 million adults within 50 miles of the fronton.

     The Tampa Fronton competes with dog racing (there are three tracks located within a 55-mile radius that operate during the Tampa Fronton's season, but only one at a time) and with a horse racing track situated approximately 20 miles northwest of the Tampa Fronton which operates for 74 days (but no evenings) during the winter season. The Tampa Fronton also competes with other alternative entertainment activities similar to those in Miami. The primary market for the Tampa Fronton includes approximately 1.75 million adults within 50 miles of the fronton.

     The pari-mutuel operation closest to the Ocala Fronton is 75 miles away. The Ocala Fronton does, however, compete with the Ocala Breeders Sales Company, which offers ITW wagering. There are not substantial competing evening entertainment activities in Ocala. The primary market for the Ocala Fronton includes approximately 350,000 adults within 30 miles of the facility.

     The primary market area for the Fort Pierce Fronton includes approximately 500,000 adults within 35 miles of the facility. The major population centers in the vicinity of this fronton include Fort Pierce, Port St. Lucie, and Vero Beach, Florida. The Company does not, however, consider itself to be in direct competition with any other fronton or other pari-mutuel facility permitted to operate in Florida in its market area at this time. The closest pari-mutuel facilities are dog racing facilities in West Palm Beach, approximately 50 miles south of the Fronton, and in Melbourne, approximately 53 miles north of the Fronton. The Fort Pierce Fronton competes to a certain extent with the St. Lucie Civic Center which features sporting events and entertainment activities.

EXPANSION POLICY

     In the course of its business, the Company has had numerous discussions, and continues to have discussions, regarding joint ventures and business combinations related to the pari-mutuel and gaming industry, including the acquisition of other jai-alai frontons. No assurances can be given about the likelihood or timing of any such transaction.

POTENTIAL GAMING JOINT VENTURES

     CASINO AMERICA. The Company entered into a letter of intent dated October 4, 1994 (the "Letter of Intent") with Casino America, Inc. ("Casino America") to form a joint venture (the "Joint Venture") to build and operate a casino at the Ft. Pierce Fronton. If the Joint Venture is formed before passage of an amendment to the Florida Constitution to permit casino gaming at the Ft. Pierce Fronton, the Company will contribute its interest in the Ft. Pierce Fronton to the Joint Venture with a credit to its capital account of $5,000,000. Casino America will contribute up to $2,500,000, as needed, to construct a 100,000 square foot indoor facility suitable for a casino or flea market. If casino gaming is not permitted in Florida within six years from October 4, 1994, Casino America has a continuing option to convert the money contributed to the Joint Venture to a promissory note from the Joint Venture payable in equal payments over a ten year period with interest at 8% per annum. If casino gaming is permitted at the Ft. Pierce Fronton before October 4, 2000, the value of the assets contributed by the Company to the Joint Venture will be adjusted to increase the Company's capital account up to $22,500,000. Casino America would fund its capital account on an as needed basis up to $22,500,000. All profits and losses of the Joint Venture will be allocated between the partners based upon capital accounts.

     The Letter of Intent provides that Casino America will be the manager of the casino and all casino-related activities. The Company will manage the operation of the Ft. Pierce jai-alai fronton, inter-track wagering and all other non-casino related activities. Each corporation will receive a management fee based on costs. The Letter of Intent provides that Casino America has the exclusive right to enter into a Joint Venture with the Company for six years from October 4, 1994, and Casino America has a right of first refusal to enter into other potential casino gaming opportunities in Florida with the Company for such period and during the term of the Joint Venture.

     The formation of the Joint Venture is subject to certain conditions, including the satisfactory completion of due diligence by Casino America, the receipt of all required regulatory approvals, the approval of each partner's board of directors, the execution of a definitive joint venture agreement, and the approval of the Company's stockholders, if required by law. If no definitive Joint Venture agreement is executed by March 31, 1995, and the Letter of Intent is not extended by either party no later than June 30, 1995, either party may terminate discussions in connection with the Joint Venture and neither party shall have any liability to the other, except as otherwise specified in the Letter of Intent. By letter dated March 21, 1995, Casino America extended the period of time to June 30, 1995. Although no definitive Joint Venture agreement has yet been executed and the parties are not actively negotiating, neither party has formally terminated discussions.

     Freedom Financial Corporation ("Freedom") has informed the Company that Casino America has purchased 22,500 shares of Freedom's 7% Series AA Mandatorily Redeemable Preferred Stock (the "Freedom Preferred Stock") for an aggregate purchase price of $2,250,000. Freedom has also issued 1,181 shares of Freedom Preferred Stock to Casino America in payment of dividends. The Freedom Preferred Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Freedom Preferred Stock is convertible into a minimum of 157,873 shares of the Common Stock and a maximum of 315,746 shares of the Common Stock. Casino America is the sole holder of Freedom Preferred Stock. Freedom has granted certain piggyback registration rights to Casino America with respect to the Freedom Preferred Stock and the shares of the Company's Common Stock into which it is convertible.

EMPLOYEES

     The Company had 120 jai-alai players under contract as of March 20, 1997.

     Players' compensation includes base salary, prizes for winning games played (first, second, third places), and bonuses. The Company enters into seasonal contracts with its players with no provision for vacation. Florida law prohibits any fronton facility from requiring a jai-alai player to perform on more than six consecutive calendar days.

     The Company competes with all other frontons in the United States and elsewhere for high quality jai-alai players. To the extent additional frontons are opened in the future, the demand for high quality players will increase the competition and costs associated with signing such individuals.

     As of March 20, 1997, in addition to jai-alai players, the Company employed approximately 40 part-time employees and 742 full-time employees, none of which are unionized. The Company believes that its present employee relations with its jai-alai players, some of whom belong to the International Jai-Alai Players Association/U.A.W., and the Company's other employees are satisfactory.

SALE OF ALCOHOL; MINORS

     Under Florida law, the operator of a jai-alai fronton may also obtain a license for the sale of alcoholic beverages. These licenses may be revoked or suspended for violation of applicable alcoholic beverage control regulations or of any other laws or regulations.

     Minors (persons under the age of 18) may attend events at the Frontons so long as they are accompanied by an adult guest. Minors may not engage in any pari-mutuel wagering. In addition, minors may be employed at the Frontons so long as their employment does not cause them to be directly involved with alcoholic beverages or wagering.

INDUSTRY OVERVIEW

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

     Inter-track wagering has grown significantly since its inception in the State of Florida in August 1990. The ITW handle for the State of Florida's fiscal year ended June 30, 1991 was approximately $109 million. The ITW handle for the State of Florida's fiscal years ended June 30, 1995 and 1996 increased to approximately $443 million and $480 million, respectively. ITW handle reported at the Company's Frontons (including operations at the Miami, Tampa and Ocala facilities before acquisition by the Company) have demonstrated similar growth in recent years, increasing from $46.8 million in the year ended December 31, 1995 to $50.3 million for the year ended
December 31, 1996.

     All Florida permit-holders are authorized to engage in ITW year-round, subject to certain restrictions, all of which are not discussed herein. ITW is permitted on thoroughbred racing, harness racing, dog racing, and jai-alai. ITW is permitted at a pari-mutuel facility so long as at least one facility in Florida is providing live pari-mutuel performances on any such day that ITW is offered.

     Pursuant to the statute and subject to certain restrictions, Florida jai-alai frontons and dog racing tracks may receive broadcasts of dog races or jai-alai games conducted at tracks or frontons located outside of Florida ("out-of-state host facilities"). Among the restrictions applicable to such broadcasts, however, are the following: (1) that the receipt of out-of-state broadcasts by the Florida fronton or dog racing track (the "Florida guest facility") only be permitted during the Florida guest facility's operational meeting, (2) in order for the Florida guest facility to receive such broadcasts, the out-of-state host facility must hold the same type of class of pari-mutuel permit as the Florida guest facility, i.e., horse to horse, jai-alai to jai-alai, etc., (3) the guest facilities may not accept wagers on out-of-state races or games that exceed 20% of the total races or games on which wagers are accepted live. All wagering placed on out-of-state ITW broadcasts is included in the amount taxed pursuant to the Pari-Mutuel Law.

     Each of the Frontons, as a guest facility when it participates in ITW, is entitled by statute to a minimum of 7% of the total contributions to the pari-mutuel pool when the ITW broadcast is by a host horse racing facility. Each of the Frontons is eligible by statute to receive a minimum of 5% of the total contributions to the pari-mutuel pool when the ITW broadcast is by facilities other than horse racing facilities (greyhound and jai-alai). In addition, each of the Frontons is authorized to receive admissions and program revenue when conducting ITW.

INDIAN GAMING

     RINCON, SAN LUISENO BAND OF MISSION INDIANS. On September 11, 1995, the Company entered into a Loan Agreement and related agreements with the Rincon, San Luiseno Band of Mission Indians, which at that time operated the River Oaks Casino, located approximately 40 miles north of San Diego, California. Although the Rincon Band continues to own the River Oaks Casino, all gaming operations have been suspended. The Rincon Band, which operated bingo and other activities classified as Class II gaming, is seeking to operate electronic gaming machines, a Class III gaming activity, if and when an injunction currently prohibiting the operation of gaming machines at River Oaks is lifted by the United States District Court for the Southern District of California. The Loan Agreement will take effect if and when gaming machines are in operation at River Oaks.

     The Company has agreed to loan up to $5,000,000 to the Rincon Band for working capital to renovate, improve and expand the Tribe's gaming facilities. In lieu of interest, the Company would receive a royalty equal to 12.5% of the gross receipts of the facility (excluding gaming machines)during the seven-year term of the agreement, plus 12-1/2% of the "drop" or "handle" from gaming machines during the first five years and 11% of the "drop" or "handle" during the sixth and seventh years. Subject to applicable law governing Indian gaming activities, the Loan is secured by security interests granted to the Company in the equipment, accounts, revenues and other property of River Oaks other than land and real estate. As of March 15, 1996, the Company had made short term working capital advances of $344,000 to the Rincon Band, which will become repayable under the terms of the Loan Agreement if and when the Loan Agreement takes effect; the Company has made no subsequent working capital advances to the Rincon Band. The Loan Agreement can be terminated by the Company since it did not take effect by June 30, 1996.

     There are three casinos other than River Oaks currently operating in San Diego County, all of which are owned by Indian tribes and which together operate approximately 2,500 gaming machines. The operation of gaming machines at River Oaks, however, is currently prohibited by a preliminary injunction issued by the United States District Court for Southern California. The injunction was sought by the United States Attorney for Southern California, based upon federal circuit court decisions that the operation of gaming machines by Indian tribes in California was prohibited by the IGRA because gaming machines were prohibited by California law, and to date the California Governor has refused to enter into a gaming compact with California tribes. In light of the litigation, the ability of California Indian tribes to continue to conduct Class III gaming activities in the future is uncertain.

     On October 5, 1995, the Rincon Band filed a motion to modify the injunction. This motion was denied. Due to adverse decisions in other courts in related cases in California, the opinion of the U.S. Supreme Court related to the Seminole tribe and continuing delays in the opening of the River Oaks Casino with gaming machines, the Company and the Rincon Band have requested arbitration relative to the Loan Agreement and each party's rights thereunder. The Company cannot predict the outcome of these discussions, and there can be no assurance that the injunction against the Rincon Band will be lifted or that the Loan Agreement will take effect.

GOVERNMENT REGULATION

     GENERAL.

     The Company is actively exploring opportunities in the pari-mutuel and gaming industry. Gaming ventures are regulated by federal and state laws and regulations applicable to the gaming industry generally and to the distribution of gaming equipment. The following description of the regulatory environment in which the Company operates is intended to be a summary and is not intended to be a complete recitation of all applicable law. Moreover, because the regulatory environment is dynamic and evolving, it is impossible to predict how certain provisions will be ultimately interpreted or how they may affect the Company. Changes in such laws or regulations could have a material adverse impact on the Company's ability to finance, develop and operate its operations.

     The Company will need to secure regulatory approvals from state and local authorities for each of its prospective gaming ventures from time to time. No assurance can be given that any of these approvals will be secured in a timely fashion or at all. The denial of regulatory approvals would prohibit the opening of the new facilities and any delay in securing such approvals could result in postponement of their scheduled openings. Although it is not expected that the Company's management agreements, if any, for gaming ventures will require expenditures for land acquisition and construction costs before regulatory approvals are obtained, it is anticipated that each of the Company's new gaming ventures will require the commitment of funds for organization, planning and certain other start-up costs before required regulatory approvals can be obtained. No assurance can be given that the Company will be able to recoup its initial investment in these ventures.

     FLORIDA LAW AND REGULATION.

     OVERVIEW. Pari-mutuel wagering must be conducted in compliance with the applicable Florida statutes and regulations of the DPMW. In the 1992 Special Session, the Florida Legislature enacted several new statutes governing pari-mutuel activities in the State of Florida and repealed many laws enacted before the 1992 Special Session regarding pari-mutuels in Florida. Certain provisions of the new pari-mutuel statute, which governs all pari-mutuel activities relating to horse racing, dog racing, and jai-alai, were amended in the 1994 Regular Session, which ended on April 15, 1994. The amendments from the 1994 Regular Session became effective July 1, 1994. In 1996, the legislature enacted statutes permitting interstate simulcasts and temporarily reduced the tax on jai-alai performances as discussed below. The new pari-mutuel statute, as amended, is referred to herein as the "Pari-Mutuel Law."

     THE ROLE OF THE DPMW. The DPMW, in its administration of the Pari-Mutuel Law, is authorized to "adopt reasonable rules for the control, supervision, and direction of all applicants, permittees, and licensees and for holding, conducting, and operating of all" pari-mutuel activities in Florida. In addition to its taxation powers already described above, the DPMW's powers include, but are not limited to (1) testing occupational license holders officiating at or participating in any race or game at any pari-mutuel facility for a controlled substance or alcohol, and (2) excluding "certain persons" from any pari-mutuel facility in Florida, including but not limited to persons who have engaged in conduct that violates certain Florida laws or regulations. Certain forms of conduct are expressly prohibited at pari-mutuels and include but are not limited to, (1) conniving to prearrange the outcome of a game, (2) use of alcohol or a controlled substance by an official or participant in a jai-alai performance, and (3) bookmaking. Failure to comply with the requirements of the Pari-Mutuel Law can result in a fine imposed by the DPMW of up to $1,000 per offense, as well as a suspension or revocation of a permit, pari-mutuel license, or an occupational license.

     PARI-MUTUEL PERMIT AND LICENSE REQUIREMENTS. Each Fronton must obtain an initial permit and an annually renewable license specifying the number of performances authorized at the Fronton during the year with respect to which such license is issued. A permit for any new pari-mutuel must either be enacted by the Legislature, or be ratified by the electorate of the county in which it is to be located. Currently only two counties, Levy and Polk, will allow, under state law, ratification of a pari-mutuel permit. Pari-mutuel permits and licenses (see below) may be revoked or suspended by the DPMW for, in the case of licenses, willful violations of laws, rules or regulations or, as to permits, by a vote of the county electorate. Any amendment or repeal of the Pari-Mutuel Laws or suspension or revocation of the Company's permits or licenses, could be materially adverse to its business.

     DISCOURAGEMENT OF SHARE ACCUMULATIONS. Florida law requires that before any person or company obtains a 5% or greater equity interest in a pari-mutuel operator and exercises control with respect to those shares, such person or company must receive the approval of the DPMW. Such person or company must submit to a background investigation equivalent to that required of permit-holders to determine that such person or company has the requisite qualifications for holding a permit (i.e., that such person or company has not violated certain laws or engaged in certain conduct). Consistent with Florida law, the Company cannot issue shares of Common Stock to a person or company who would thereby have obtained a 5% or greater equity interest, whether in a single transaction or series of integrated transactions, until the purchaser has received the approval of the DPMW.

     REQUIRED NUMBER OF LIVE JAI-ALAI PERFORMANCES. In order to qualify to offer ITW, a fronton must offer a "full schedule" of live races per year. A "full schedule" of jai-alai means the operation of at least 100 live evening or matinee performances during a year. In this context, a live performance must consist of no fewer than 8 games conducted live for each of a minimum of three performances per week at the permit-holder's facility under a single admission charge. The Company anticipates it will offer at least 100 live evening or matinee performances on an annual basis at each of its Frontons.

     OCCUPATIONAL AND TOTALIZATOR LICENSE REQUIREMENTS. The DPMW requires that persons "connected with" pari-mutuels have one of two forms of occupational licenses.

     One form of occupational license is the "unrestricted license" issued to persons with access to restricted areas such as the backside, racing animals, jai-alai player rooms, the mutuels, or money room, or to persons, who by virtute of the position they hold, might be granted access to such areas.
Any person obtaining an unrestricted license must undergo a Federal Bureau of Investigation and Florida Department of Law Enforcement criminal records check as well as submit fingerprints with their application for a license. The category of persons qualifying for unrestricted licenses includes, but is not limited to, trainers, officials, doctors, jai-alai players, owners, members of management, officers, directors, stockholders, and other professional employees.

     Another form of occupational license is the "restricted license" issued to persons who are denied access to restricted areas. Applicants for a restricted license do not usually have to undergo a criminal background check nor submit fingerprints with their application, although the DPMW may require such if it deems necessary.

     The DPMW also requires all totalizator operators, including the Company's vendor, Autotote Limited, to possess an annual totalizator license.
 Among the various requirements imposed by the DPMW, the totalizator operator is required to agree in writing to pay the DPMW an amount equal to any loss of state revenue from missed or canceled performances due to acts of the totalizator owner, operator, agents, or employees, and for any failure of the totalizator system, unless such acts are beyond the control of the above-listed persons. Every licensed totalizator operator must file a performance bond issued by a surety approved by the DPMW in the amount of $250,000 insuring the state against such revenue loss. Licensed totalizator operators must also pay an annual license fee not to exceed $100.

     Businesses, such as vendors and contractual concessionaires, must also obtain an occupational license from the DPMW. Minors may be employed by a pari-mutuel facility as long as their employment is not directly involved with alcoholic beverages or wagering.

     DAILY LICENSE FEE. During the 1993-1994 live jai-alai session, a license fee of $80 was assessed against the Ft. Pierce Fronton for each jai-alai game conducted at the Ft. Pierce Fronton per day. Effective July 1, 1994, the amendments to the Pari-Mutuel Law reduced this fee to $40 per game.
 The amendments provide, however, that should an amendment to the Florida Constitution be adopted that would permit casino gambling at pari-mutuels such as the Frontons, the fee would return to $80 per jai-alai game; no such amendment has been passed. Such fee is paid to the DPMW to defray regulatory costs.

     TAXATION. The pari-mutuel tax structure applicable to frontons operating in Florida provides for distribution of taxes, on a daily basis, based on the Handle. As discussed below, the pari-mutuel tax structure changed effective July 1, 1994, as a result of amendments adopted by the Florida Legislature in the 1994 Regular Session. The various taxes applicable to the Fronton are as follows:

    1. Tax on Handle: Until July 1, 1994, wagering on live jai-alai was subject to a tax of 7.1% on the handle; however, where the live handle was less than $30,000 per performance during the State of Florida 1991-1992 fiscal year, as in the case of the Ft. Pierce Fronton, this tax was paid only on the handle in excess of $30,000 per day. Effective July 1, 1994, the tax rate was amended so that a tax of 5%, rather than 7.1%, is paid on handle in excess of $30,000 per day where the live handle for such jai-alai fronton has been less than $15 million during the preceding state fiscal year. Effective July 1, 1996, for the two-year period ending June 30, 1998, the pari-mutuel tax rate is reduced from 5% to 4.25% at the Tampa, Ft. Pierce, and Ocala Frontons and from 5% to 3.85% at the Miami Fronton. However, the Pari-Mutuel Law also provides that, should casino gaming be conducted at a jai-alai fronton (i.e., assuming an amendment to the Florida Constitution is adopted), the tax rate will return to 7.1% as it was under the pre-amended statute. When a fronton has paid a total of admissions tax, daily license fee and tax on handle for live performances in excess of the tax revenues from wagering on live jai-alai performances paid by the fronton in fiscal year 1991-1992, the tax on Handle for live jai-alai wagering drops to 3.3%, with no exception.

    2. Breaks Tax -- Jai-alai permit-holders must pay a tax equal to the "breaks." The "breaks" are that portion of each pari-mutuel pool, computed by rounding down to the nearest multiple of $.10, which is not re-distributed to the contributors or withheld by the permit-holder as takeout (commission). Breaks tax may be retained, however, by the jai-alai permit-holder for special prize awards.

    3. Admission Tax: In addition to a sales tax of 6%, the Frontons must pay an admission tax equal to 15% of the entrance fee or 10 cents, whichever is greater, for any person attending a jai-alai game.

    4. Daily License Fee: Effective July 1, 1994, the daily license fee of $80 per game paid by jai-alai frontons was reduced to $40 per game. The amendments adopted in the 1994 Regular Session provide, however, that should an amendment to the Florida Constitution be adopted that would permit casino gaming at pari-mutuels such as the Frontons, the fee would return to $80 per jai-alai game; no such amendment has been passed.

    5. Jai-Alai Tournament of Champions: The amendments adopted in the 1994 Regular Session create a special jai-alai meet called the "Jai-Alai Tournament of Champions" (the "Tournament"). The Tournament, which may be held only once a year and for no longer than four performances over four days, permits permit-holders selected to participate in the Tournament to do so even though they would not otherwise be authorized to conduct a meet at such time. In addition, the participants do not have to pay any taxes on Handle for performances during the Tournament and may apply any credit they receive, up to $150,000 aggregated between all participants, to supplement awards for the performance conducted during the Tournament as well as to taxes otherwise due and payable by them to the State of Florida.


CERTAIN CONSIDERATIONS

     CERTAIN STATEMENTS AND INFORMATION IN THIS ITEM 1 AND ELSEWHERE IN THIS FORM 10-KSB CONSTITUTE FORWARD-LOOKING STATEMENTS AS THAT TERM IS DEFINED IN THE SECURITIES ACT. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS OR PERFORMANCE OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS OR PERFORMANCE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.
SUCH RISKS AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DESCRIBED BELOW AND ELSEWHERE IN THIS FORM 10-KSB. THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS.

     GAMING COMPETITION. The gaming industry is highly competitive. Other gaming companies have substantially greater financial resources and larger management staffs than the Company. Because of the growing popularity and profitability of gaming activities, competition is significantly increasing. The Company competes for customers with other forms of legal wagering, including video poker gaming in non-casino facilities, charitable gaming, pari-mutuel wagering and state lotteries.

     Further expansion of gaming opportunities could also significantly and adversely affect the Company's business. In particular, the expansion of casino gaming in or near the geographic areas from which the Company attracts or expects to attract a significant number of its customers could have a material adverse effect on the Company's business. The Company expects that it will experience significant competition as the emerging casino industry matures.

     POTENTIAL DILUTION AND MARKET IMPACT FROM OUTSTANDING CAPITAL STOCK AND OPTIONS. As of March 20, 1997, the Company had 4,588,524 shares of Common Stock issued and outstanding. In addition, as of that date, 2,533,250 shares of Common Stock were issuable upon the exercise of outstanding options, 7,748 shares of Common Stock were issuable upon the conversion of outstanding shares of Class A preferred stock, and additional shares of Common Stock were issuable upon the conversion of outstanding shares of preferred stock at a conversion price based on the market price of the Common Stock at conversion.
 The voting power of each holder of Common Stock would be diluted by the issuance of additional shares of Common Stock. Moreover, the prevailing market price for the Common Stock may be materially and adversely affected by the addition of a substantial number of shares of Common Stock into the market or by the registration under the Securities Act for the sale of the shares offered thereby.

     Of the approximately 4,588,524 shares of Common Stock issued and outstanding as of March 20, 1997, persons who may be deemed "affiliates" (as that term is defined under the Securities Act) of the Company or who acquired the shares in a transaction exempt from registration under the Securities Act hold approximately 2,548,896 shares ("Restricted Shares"), which may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. For additional information with respect to the Restricted Shares, see "Item
5. Market for Common Equity and Related Stockholder Matters."

     POTENTIALLY VOLATILE STOCK PRICE. The price of the Common Stock on the NASDAQ SmallCap Market in the past years has shown significant volatility. During 1994 the price of the Common Stock ranged between $2.00 and $17.25; during 1995 the price of the Common Stock ranged between $2.50 and $17.25; and during 1996 the price of the Common Stock ranged between $2.50 and $10.00. Factors such as the Company's operating results or other announcements by the Company or its competitors may have a significant impact on the market price of the Company's securities. The price of the Common Stock may be highly volatile and may decline at an equal or greater rate than the rate at which it has risen over the last three years.

     UNCERTAINTIES IN INTEGRATING OPERATIONS AND ACHIEVING COST SAVINGS. The Company recently purchased the WJA Frontons. The success of any business combination, including the acquisition of the WJA Frontons, is in part dependent on the ability following such transactions to consolidate operations, integrate departments, systems and procedures and thereby obtain business efficiencies, economies of scale and related cost savings. The consolidation of operations, the integration of departments, systems and procedures and the relocation of staff present significant management challenges. There can be no assurance that future consolidated results will improve as a result of the acquisition of the WJA Frontons, or as to the timing or extent to which cost savings and efficiencies will be achieved.

     RISKS ASSOCIATED WITH ACQUISITIONS. There may be liabilities which the Company fails or is unable to discover in the course of performing due diligence investigations on any company or business it seeks to acquire or has acquired, including liabilities arising from non-compliance with certain federal, state or local laws by prior owners, and for which the Company, as a successor owner, may be responsible. The Company has sought to minimize its exposure to such liabilities by obtaining indemnification from former owners, which may be supported by deferring payment of a portion of the purchase price. However, there is no assurance that such indemnifications, even if obtainable, enforceable and collectible (as to which there also is no assurance), will be sufficient in amount, scope or duration to fully offset the possible liabilities arising from the acquisitions. The success of the Company's aggressive development plans in the gaming industry is dependent on a number of factors including, but not limited to, economic conditions, competitive environment, adequate capital, accurate site selection, construction schedules, and supply of trained personnel. There can be no assurance that the Company will be successful in the fronton and gaming industry or in any related industries which it enters.

     COST OF PLANNED EXPANSION; MANAGEMENT OF GROWTH. Since the change in management of the Company in March 1993, the Company has expanded its operations rapidly, and it plans to continue to further expand its operations through participation in other gaming ventures as opportunities arise. The Company's operating results will be adversely affected if net revenues do not increase sufficiently to compensate for the increase in operating expenses caused by such an expansion. In addition, the Company's planned expansion of operations may exceed the Company's present management, technical, financial and other resources. To manage its growth effectively, the Company must continue to increase its management information systems and must attract, train and motivate qualified managers and employees. There can be no assurance, however, that the Company will successfully be able to achieve these goals. If the Company is unable to manage growth effectively, its operating results may be adversely affected.

     DEPENDENCE ON KEY PERSONNEL. The success of the Company is dependent, in part, on its key management personnel. In particular, the Company is highly dependent upon W. Bennett Collett, W. Bennett Collett, Jr., and Timothy L. Hensley. The loss of their services could have a material adverse effect on the Company. There is no assurance that the Company will be able to hire qualified individuals to replace any of these persons if necessary. The Company does not have any employment contracts with these executives, nor does the Company have any key man life insurance policies on their lives.

     CONTROL OF THE COMPANY. As of March 25, 1997, W. Bennett Collett, Chairman and chief executive officer of the Company, beneficially owned an aggregate of 3,004,480 shares of the Company's Common Stock (including shares beneficially owned by Freedom, with respect to which Mr. Collett disclaims beneficial ownership), or an aggregate of approximately 49.33% of the issued and outstanding shares of the Company's Common Stock. Mr. Collett is and will be able to exert considerable influence over the election of the Company's directors and the outcome of corporate actions requiring stockholder approval.

     POSSIBLE DEPRESSING EFFECT OF FUTURE SALES OF THE COMPANY'S COMMON STOCK. Future sales of the Common Stock, or the perception that such sales could occur, could adversely affect the market price of the Company's Common Stock. There can be no assurance as to when, and how many of, the shares will be sold and the effect such sales may have on the market price of the Company's Common Stock. Such securities may be subject to resale restrictions in accordance with the Securities Act and the regulations promulgated thereunder. As such restrictions lapse or if such shares are registered for sale to the public, such securities may be sold to the public. In the event of the issuance and subsequent resale of a substantial number of shares of the Company's Common Stock, or a perception that such sales could occur, there could be a material adverse effect on the prevailing market price of the Company's Common Stock.

     ABSENCE OF DIVIDENDS ON COMMON STOCK. The Company has not paid any dividends on its Common Stock in the past and does not anticipate paying dividends on its Common Stock in the foreseeable future. In the event the Company is not contractually prohibited from paying dividends, the holders of Common Stock would be entitled to receive dividends only when and as declared by the Board of Directors of the Company, subject to the prior rights and preferences, if any, of holders of preferred stock.

     ANTITAKEOVER EFFECTS OF CERTAIN INSTRUMENTS, AGREEMENTS OF THE COMPANY, AND LAWS. The Company's certificate of incorporation and bylaws, certain contracts to which the Company is a party, the Delaware General Corporation Law and Florida gaming laws contain provisions that could delay or prevent a transaction that results in a change of control of the Company or discourage a tender offer or other plan to restructure the Company favored by a significant portion of the Company's stockholders. For example, the Florida laws require that before any person or entity acquires a 5% or greater equity interest in the Company, such person or entity must receive the approval of the DPMW.

     POTENTIAL CONFLICTS OF INTEREST AND RELATED PARTY TRANSACTIONS. Certain relationships among the Company, its management and affiliates create various potential and actual conflicts of interest. As of March 25, 1997, pursuant to a $2 million line of credit, Freedom had borrowed approximately $1.8 million from the Corporation. It is the Company's policy that all material affiliated transactions and loans will be made or entered into on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties. All future material affiliated transactions and loans must be approved by a majority of the independent directors who do not have an interest in the transactions.

     NEW PROJECTS. Each of the Company's projects to finance, develop, and operate gaming facilities will be subject to the many risks inherent in the establishment of a new business enterprise, including unanticipated design, construction, regulatory and operating problems, and the significant risks commonly associated with implementing a marketing strategy in new markets. There can be no assurance that any of these projects will become operational within the estimated time frames and projected budgets at the time the Company enters into a particular agreement, or at all. The Company plans to reduce the financial significance of individual projects by focusing on small- to medium-sized projects that can be accomplished with a smaller capital investment and will allow a significant portion of any financing of any subsequent expansions to be paid from operating funds whenever possible. In addition, the Company intends to develop projects as joint ventures when possible, to reduce its financial commitment to individual projects. There can be no assurance that the significant expenditures required to develop a gaming project will ultimately result in the establishment of profitable operations.

     To the extent the Company's future gaming projects become operational, the Company will be required to add and train personnel, expand its management information systems and control expenses. If the Company does not successfully address the Company's increased management needs or the Company otherwise is unable to manage its growth effectively, the Company's operating results could be materially adversely affected.

     GOVERNMENTAL REGULATION. The Company will need to secure regulatory approvals from state and local authorities for each of its prospective gaming ventures. No assurance can be given that any of these approvals will be secured in a timely fashion or at all. The denial of regulatory approvals would prohibit the opening of the new facilities and any delay in securing such approvals could result in postponement of their scheduled openings.

     In addition to a variety of generally applicable state and federal laws governing business operations, the Company's gaming ventures are regulated by federal and state laws and regulations applicable to the gaming industry generally and to the distribution of gaming equipment. Because the regulatory environment is dynamic and evolving, it is impossible to predict how certain provisions will be ultimately interpreted or how they may affect the Company. Changes in such laws or regulations could have a material adverse impact on the Company's ability to finance, develop and operate gaming ventures.

     CONSTRUCTION RISKS. The Company anticipates that its prospective gaming ventures may often include the construction of additional facilities. The Company's cost estimates and projected completion dates for construction of facilities may change significantly as the projects progress. In addition, the Company's development projects will entail significant construction risks, including shortages of materials or skilled labor, unforeseen environmental or engineering problems, work stoppages, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on the projects and could delay their scheduled openings.

ITEM 2.   DESCRIPTION OF PROPERTY.

     Set forth below is a brief description of the Frontons:

                                         Size of       Number
                          Number        Building     of Gaming
          Location       of Acres        Sq. Ft.       Seats*

          Fort Pierce      137.00         80,000        2,150

          Miami             25.50        165,000        4,389

          Tampa             34.21        114,000        3,500

          Ocala             47.98         63,000        1,774
                           ------        -------       ------
          Totals           244.69        422,000       11,813*

     *These figures do not include future gaming positions anticipated from the addition of poker tables in connection with the establishment of cardrooms.

     The Company's Miami Fronton, adjacent to Miami International Airport, was built in 1925 and remodeled most recently in 1982. In addition to its jai-alai auditorium, the fronton has a restaurant overlooking the court, a banquet room, one large television lounge and four smaller television lounges. Parking facilities at the Miami Fronton (including on-street parking) accommodate approximately 4,000 cars.

     The Company's Tampa Fronton was built in 1953 and remodeled most recently in 1985. In addition to its jai-alai auditorium, the Fronton has a restaurant overlooking the court and parking for approximately 3,300 cars.

     The Company's Ocala Fronton, completed in 1973, is situated on a 36-acre site midway between Ocala and Gainesville in north-central Florida. It has seating for 1,774 people, a total capacity for spectators of approximately 3,800, and parking for approximately 1,100 cars.

     Fort Pierce is a coastal community in St. Lucie County, about 110 miles north of Miami. The Fort Pierce Fronton, completed in 1974, is located approximately one-mile from a Florida Turnpike exit. The Turnpike is the primary route between South Florida and Orlando, approximately two miles from an exit on Interstate 95, the north-south highway that travels the entire Atlantic coast, and approximately five miles from U.S. 1, another significant north-south artery in the state. The Fort Pierce Fronton, sits on a 35-acre site and has parking for approximately 2,000 cars.

     In addition to the facilities and restaurants described, all of the Frontons have mutuel windows, liquor bars and food stands.

     Substantially all of the Company's real estate associated with the Frontons (excluding the 79 acres contiguous to the Ft. Pierce Fronton discussed below) provides collateral for the $6,000,000 promissory note issued September 12, 1996 in connection with the Company's acquisition of the WJA Frontons. See "Item 1. Description of Business--Acquisition of Frontons/Development of Cardrooms" and Note I to the Company's accompanying financial statements.

     In January 1995 the Company acquired three parcels of land of encompassing approximately 79 acres contiguous to the Fort Pierce Fronton. For a description of long-term debt secured by this property, see Note I to the Company's accompanying financial statements. This acquisition gave the Company approximately 134 acres with increased exposure to major thoroughfares and improved access to I-95. The Company's uses for the additional property are still being planned. The Company also owns approximately 11 acres adjacent to the Ocala Fronton and a total of 18 acres in parcels near the Miami Fronton; some of these holdings are available as extra parking space.

     After the enactment of Florida Statutes section 849.086, the Company has begun converting the television lounge and standing areas at the Miami and Tampa Frontons into low-stakes cardrooms. The Company expects both cardrooms to be open by April 1997. The 12,000 square foot cardroom in Miami is expected to open with 60 tables; the 10,000 square foot cardroom in Tampa is expected to open with 40 tables, and each will have the capacity to hold almost twice as many tables.

ITEM 3.   LEGAL PROCEEDINGS.

     On May 13, 1994, American Jai-Alai, Inc. ("American Jai-Alai") filed suit in the Circuit Court of the Fifteenth Circuit in Florida, Palm Beach County, against the Company. American Jai-Alai alleged that in August 1993 the Company entered into a contract with American Jai-Alai that American Jai-Alai would manage the Ft. Pierce Fronton if the Company acquired it. American Jai-Alai alleged that the Company and American Jai-Alai agreed to enter into a five-year renewable management contract pursuant to which American Jai-Alai would guarantee a $480,000 annual payment to the Company, the $270,000 of the Fronton's net operating income above $480,000 would be paid to the Company, with American Jai-Alai receiving 25% of all net operating income above $750,000 annually. In addition, American Jai-Alai alleged that it had a first right of refusal if the Company desired to sell the Ft. Pierce Fronton at anytime during the alleged management contract. American Jai-Alai also alleged that the Company granted it an option to purchase 100,000 shares of Common Stock at $2.50 throughout the alleged management contract, but not to exceed 1997. In addition, American Jai-Alai alleged that the Company agreed to pay American Jai-Alai 25% of any profit realized from the sale of the Fronton, if such sale was not to American Jai-Alai pursuant to its alleged right of first refusal. In the Complaint, American Jai-Alai alleged, among other claims, breaches of fiduciary duty, breach of contract and fraud. On May 20, 1994, counsel for American Jai-Alai stated that American Jai-Alai was exercising its alleged right to purchase the 100,000 shares of Common Stock for $2.50. The Company did not issue any shares of Common Stock pursuant to this demand. The Company filed an Answer to the Complaint and also filed a motion to move the suit from Palm Beach County to St. Lucie County, which motion was granted by the circuit court. An Amended Complaint was filed on January 25, 1995, and the Company filed its responsive pleading on April 25, 1995, denying the allegations in the Amended Complaint. On March 21, 1997, American Jai-Alai and the Company settled the litigation. The Company has agreed to issue American Jai-Alai 15,000 shares of Common Stock and granted American Jai-Alai a 6-month option to acquire the Company's Ocala Fronton for $2,000,000.

     On December 16, 1994, General Realty and Finance Corp. ("General Realty") filed suit in the Circuit Court of the Fifteenth Circuit in Florida, Palm Beach County, against the Company. General Realty alleges that the Company owes it damages, a commission of approximately $93,000, and litigation costs. On January 3, 1996, the Company filed a Motion for Partial Summary Judgment as to the allegations that the Company breached a written commission agreement. On January 29, 1996, the court issued an Order granting the Company's Motion for Partial Judgment finding, as a matter of law, that there was no written commission agreement between General Realty and the Company. General Realty filed its Second Amended Complaint on February 13, 1996, adding allegations that General Realty and the Company had an oral or implied commission agreement which has been breached by the Company. The Company filed a responsive pleading to the Amended Complaint. The Company and General Reality have reached a tentative settlement in mediation, but no settlement documents have yet been executed. The Company denies the allegations and believes that this proceeding is not likely to result in an adverse judgment that is material to the results of its operations and financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's 1996 Annual Meeting of Shareholders held on October 10, 1996, the following actions were taken:

     The following Directors were elected for terms of office expiring in 1997:

                                   Votes for      Votes      Absten-   Broker
                                                Withheld     tions*     Non-
                                                                       Votes*
W. Bennett Collett                 2,921,377      4,703      N/A        N/A
Robert L. Hurd                     2,921,489      5,591      N/A        N/A
W. Bennett Collett,  Jr.           2,921,462      4,618      N/A        N/A
Gary E. Bowman                     2,921,401      4,679      N/A        N/A
George W. Galloway, Jr.            2,920,834      5,246      N/A        N/A
Roland M. Howell                   2,921,411      4,669      N/A        N/A

* Pursuant to the terms of the Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the six nominees named.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock trades on the Nasdaq SmallCap Market under the symbols "BETS". The following tables show the high and low bid prices for the Common Stock for the years ended December 31, 1996 and December 31, 1995. The bid prices reflect reported inter-dealer transactions and are not necessarily representative of actual transactions which occurred. Further, the prices do not include retail markup, markdown or commissions.

     YEAR ENDED DECEMBER 31, 1996               HIGH      LOW

     Quarter Ended December 31, 1996           $ 7 3/8   $5 1/8
     Quarter Ended September 30, 1996           10        5 1/4
     Quarter Ended June 30, 1996                 9 3/4    2 1/2
     Quarter Ended March 31, 1996               11        8


     YEAR ENDED DECEMBER 31, 1995

     Quarter ended December 31, 1995           $14 1/2   $8 1/4
     Quarter ended September 30, 1995           17 1/4    7 3/4
     Quarter ended June 30, 1995                10 1/2    4
     Quarter ended March 31, 1995                5 1/8    2


     As of March 20, 1997, the Company had approximately 3,600 holders of record of its Common Stock.

     Of the 4,588,524 shares of Common Stock outstanding as of March 20, 1996, persons who may be deemed "affiliates" of the Company or who acquired the shares in a transaction exempt from registration under the Securities Act hold approximately 2,548,896 shares ("Restricted Shares"), which may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. Of these Restricted Shares, the resale of 703,297 shares of Common Stock are covered by a registration statement filed under the Securities Act. Freedom, the holder of 1,349,480 Restricted Shares, has demand registration rights for its shares. Freedom has pledged a total of 1,075,000 Shares of Common Stock to secure loans to Freedom, including the pledge of 1,000,000 shares to one bank and the pledge of 75,000 shares to a director of the Company. The Company has registered a total of 1,029,480 shares of Common Stock for resale by and for the account of any bona fide pledgee of the Common Stock by Freedom. In addition, 2,537,563 Restricted Shares are available for sale in the public market, subject to the volume and other limitations of Rule 144.

     In general, under Rule 144 (as amended effective April 30, 1997), a person (or persons whose shares are aggregated) who has beneficially owned Restricted Shares for at least one year, including a person who may be deemed an affiliate of the Company, is entitled to sell within any three-month period a number of shares of Common Stock that does not exceed the greater of 1% of the then-outstanding shares of Common Stock (approximately 45,885 shares) or the average weekly trading volume of the Common Stock on the Nasdaq Stock Market during the four calendar weeks preceding such sale. Sale under Rule 144 are subject to certain restrictions relating to manner of sale, notice and the availability of current public information about the Company. A person who has not been an affiliate of the Company at any time during the 90 days preceding a sale and who has beneficially owned shares for at least two years would be entitled to sell such shares without regard to the volume limitations, manner of sale provisions and other requirements of Rule 144.

     The Company has issued currently exercisable stock options to current or former directors and officers for a total of 1,103,250 shares of Common Stock, which shares have not been registered by the Company for sale in the public market.

     In addition, the Company has granted Freedom options to purchase up to 1,330,000 shares of Common Stock at an exercise price of $1.25 per share.
The 1,330,000 shares issuable upon exercise of the options granted to Freedom are subject to registration under the Securities Act upon the request of Freedom.

     As of March 20, 1997, 612.5 shares of the Company's Series B Preferred Stock ("Series B Shares") were issued and outstanding. Each Series B Share can be converted into the number of shares of Common Stock equal to the sum of the $1,000 purchase price per Series B Share plus 8% accrued and unpaid dividends from the date of issuance through the date of conversion, divided by eighty percent (80%) of the average of the closing bid prices for the Common Stock as reported by NASDAQ for the five consecutive business days immediately preceding the date of conversion. Assuming a $6.00 closing bid price for the Common Stock, which was the closing bid price of the Common Stock on March 19, 1997, the outstanding Series B Shares would be convertible into 137,633 shares of Common Stock.

     As of March 20, 1997, 550 shares of the Company's Series C Preferred Stock ("Series C Shares") were issued and outstanding. Each Series C Share can be converted into the number of shares of Common Stock equal to the sum of the $1,000 purchase price per Series C Share plus 8% accrued and unpaid dividends from the date of issuance through the date of conversion, divided by eighty percent (80%) of the average of the closing bid prices for the Common Stock as reported by NASDAQ for the five consecutive business days immediately preceding the date of conversion. Assuming a $6.00 closing bid price for the Common Stock, which was the closing bid price of the Common Stock on March 19, 1997, the outstanding Series C Shares would be convertible into 75,005 shares of Common Stock.

     On December 13, 1996, the Company issued 550 Series C Shares at a price per share of $1,000. The Company did not engage an underwriter in connection with the issuance of the Series C Shares. Orez Ltd. purchased 150 shares of the Series C Shares and Selfridge Limited Partnership purchased 400 shares of the Series C Shares. The Company issued the Series C Shares for cash consideration. The Company is obligated to pay First Capital Partners, Inc., a finders fee in the amount of 8% of the gross proceeds, plus warrants to purchase the Company's Common Stock having a market value equal to 5% of the gross proceeds, with an exercise price equal to the market price per share of Common Stock at the closing. The Series C Shares were issued in accordance with the provisions of Regulation S under the Securities Act in an Offshore Transaction to non-U.S. Persons, as such terms are defined in Regulation S.

     As of March 20, 1997, 1,175 shares of the Company's Series D Preferred Stock ("Series D Shares") were issued and outstanding. Each Series D Share can be converted into the number of shares of Common Stock equal to the sum of the $1,000 purchase price per Series D Share plus 8% accrued and unpaid dividends from the date of issuance through the date of conversion, divided by eighty percent (80%) of the average of the closing bid prices for the Common Stock as reported by NASDAQ for the five consecutive business days immediately preceding the date of conversion. Assuming a $6.00 closing bid price for the Common Stock, which was the closing bid price of the Common Stock on March 19, 1997, the outstanding Series D Shares would be convertible into 198,917 shares of Common Stock. The resales of shares of Common Stock into which the Series D Shares are convertible are covered by a registration statement filed under the Securities Act.

     On January 16, 1997, the Company concluded a private placement of its Series D Shares. The Company issued a total of 1,175 Series D Shares at a price per share of $1,000, with 650 shares issued on December 31, 1996, and 525 shares issued on January 16, 1997. The Company did not engage an underwriter in connection with the issuance of the Series D Shares. The Series D Shares were issued to a total of 12 "accredited investors," as defined in Rule 501 under the Securities Act. The Company issued the Series D Shares for cash consideration. The Company is obligated to pay First Capital Partners, Inc., a finders fee in the amount of 8% of the gross proceeds, plus warrants to purchase the Company's Common Stock having a market value equal to 5% of the gross proceeds, with an exercise price equal to the market price per share of Common Stock at each of the closings. The Series D Shares were issued in accordance with the provisions of Regulation D under the Securities Act in a private placement solely to accredited investors.

     An additional 7,748 shares of Common Stock were issuable upon the conversion of 34,435 shares of the Company's Class A Preferred Stock outstanding as of March 20, 1996.

     Sales of substantial amounts of shares of Common Stock, including following conversion of shares of the Company's preferred stock or pursuant to Rule 144 or a registered offering, could adversely affect the market price of the Common Stock and may make it more difficult for the Company to sell equity securities in the future at a time and price that it deems appropriate.

     The Company has never paid cash dividends on its Common Stock and currently anticipates that any earnings will be retained for its use in operations. It does not intend to pay any cash dividends on its Common Stock in the foreseeable future. Any future determination as to cash dividends will depend on the earnings and financial position of the Company at such time, as well as the applicable legal restrictions and such other factors as the Board of Directors may deem appropriate. If the Company is not contractually prohibited from paying dividends, the holders of Common Stock would be entitled to receive dividends only when and as declared by the Board of Directors of the Company, subject to the prior rights and preferences, if any, of holders of preferred stock. See Note B to the Audited Financial Statements.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

     Florida Gaming Corporation (the "Company") currently owns and operates four jai-alai fronton and inter-track pari-mutuel wagering facilities (the "Frontons") located in South and Central Florida. The Company's business at this time consists primarily of its operations at the Frontons, which include, among other things, live jai-alai, inter-track pari-mutuel wagering ("ITW") on jai-alai, horse racing (both thoroughbred and harness), and dog racing, and the sale of food and alcoholic beverages. The Fort Pierce, Tampa and Ocala locations provide audio, video and wagering on inter-track and interstate simulcasting of horse racing and dog racing from various tracks in the United States and jai-alai from within the State of Florida. The Miami location offers limited ITW simulcasts, but simulcasts its jai-alai performances to other gaming facilities in the United States and Mexico.

     Since its inception and before the acquisition of the Fort Pierce, Fronton in February, 1994, the Company engaged in several other lines of business, none of which are currently in operation. In 1993, the Company sold 699,480 shares of common stock to Freedom Financial Corporation ("Freedom") and the present management assumed control of the Company.

ACQUISITION OF FRONTONS/DEVELOPMENT OF CARDROOMS

     ACQUISITION OF THE FT. PIERCE FRONTON. The Company acquired the Ft. Pierce Fronton from WJA Realty Limited Partnership ("WJA") pursuant to an agreement with WJA dated October 6, 1993. On February 1, 1994, the Company received approval from the Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering (the "DPMW") to transfer the pari-mutuel permit for the Ft. Pierce Fronton from WJA to the Company and also closed the purchase transaction with WJA on that date. Consideration for the acquisition consisted of 200,000 shares of Company Common Stock, $1,500,000 paid in cash at closing and a ten-year 8% mortgage for $1,000,000.

     ACQUISITION OF THE MIAMI, TAMPA AND OCALA FRONTONS. On September 12, 1996, the Company acquired notes (the "WJA Notes") of WJA, with balances aggregating about $20,000,000 from the Bank of Oklahoma, N.A., Tulsa, Oklahoma. The WJA Notes were secured by real estate and improvements consisting of three jai-alai and ITW facilities located in Miami, Tampa and Ocala, Florida (the "WJA Frontons") and other collateral. Consideration for the WJA Notes was a combination of $2,000,000 in cash, a $6,000,000 promissory note bearing interest at the prime rate, 703,297 shares of the Company's Common Stock and a $1,000,000 non-interest bearing note.

     On November 25, 1996, the Company entered into an agreement with WJA and Florida Gaming Centers, Inc. ("Centers"), a wholly-owned subsidiary of the Company, pursuant to which Centers agreed to acquire the WJA Frontons. The acquisition was consummated as of January 1, 1997. The WJA Frontons acquired have been combined with the Fort Pierce Fronton into Centers.

      The consideration for the acquisition included (i) the cancellation of WJA Notes and related obligations acquired by the Company from the Bank of Oklahoma, NA, (ii) the retention by WJA of 200,000 shares of the Company's common stock owned by WJA, and (iii) a profit sharing arrangement described in detail below. The Company assumed all liabilities of WJA arising in the ordinary course of the business, subject to certain limitations and exceptions. The Company also assumed the principal amount outstanding under a $500,000 promissory note owed to Wheeler-Phoenix, Inc., with the terms amended to provide for repayment of principal over a ten year period following the closing in equal annual installments and an annual interest rate of 6%.

     The profit sharing arrangement is based on Centers' net profits, as defined, before income taxes. The Company will pay WJA 20% of the cumulative net profits of Centers for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per year cap described below. The cumulative $1,000,000 cap is equal to the product of $1,000,000 multiplied by the completed number of years in the ten-year period, minus the sum of all amounts previously paid under the 20% profit sharing arrangement. In addition, if Centers has net profits in any calendar year during the ten-year period in excess of $5,000,000, but has not paid WJA a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, Centers will pay WJA 5% of the portion of the net profits on which the 20% payment is not made. No net profit payments will be due for any year after the ten year period. If during the ten year period, Centers disposes of any of its significant assets or operations, then WJA would be entitled to receive an amount equal to ten percent of Centers gain, if any, on the disposition.

     Two principals of WJA, Roger M. Wheeler, Jr. and Richard P. Donovan, have entered into consulting arrangements with Centers. Mr. Wheeler has entered into a ten-year consulting agreement with Centers, with annual compensation of $100,000 during the first five years of the agreement and annual compensation of $50,000 during the second five years of the agreement.
 Mr. Donovan has entered into a five-year consulting agreement with Centers, with annual compensation of $240,000, plus certain benefits.

     In 1980, WJA and three other pari-mutuel permit holders formed Summer Jai-Alai ("SJA"), a Florida general partnership, to conduct pari-mutuel jai-alai operations at the Miami Fronton during the summer months ("Summer Operations"). Following the acquisition of the WJA Frontons, the Company is currently a party to the partnership. Under the terms of the partnership agreement, certain of the Company's costs and expenses will be allocated to Summer Operations based upon specific formulas set forth in the agreement. In addition, pursuant to a lease agreement which expires in 2004, SJA rents the Miami Fronton for the time in which the summer jai-alai season is conducted. The rental is based upon 1% of handle, plus applicable Florida sales tax. The Company has a 21% interest in SJA which is accounted for under the equity method.

     CARDROOM DEVELOPMENT.  Florida House Bill No. 337 (now known as section
849.086 of the Florida Statutes) became effective July 1, 1996. This legislation authorized card rooms at licensed parimutuel facilities starting January 1997. The card rooms will be administered and regulated by the DPMW. Games will be limited to non-banked poker games. Card room operation is also subject to approval by the county commission in which the pari-mutuel facility is located. This same bill also authorized full-card simulcasting of races from out of state tracks such as Belmont, Meadowlands, Philadelphia Park and Monmouth. The Frontons in Fort Pierce, Tampa and Ocala are currently carrying several of these race simulcast signals. This legislation also temporarily reduced the pari-mutuel tax on handle from 5% to 4.25% at the Tampa, Fort Pierce and Ocala Frontons for the period July 1, 1996 through June 30, 1998. The pari-mutuel tax rate is temporarily reduced at Miami from 5% to 3.85% for the period July 1, 1996 through June 30, 1998.

     In late 1996, the county governments of Dade County and Hillsborough County, Florida, passed legislation permitting poker rooms to be operated by all pari-mutuel facilities located in those counties. As a result, the Company now plans to open poker rooms in Miami (with 60 tables initially) and Tampa (with 40 tables initially) during the second quarter of 1997. License applications have been filed, and the Company is in the initial phases of construction and employee training. The Miami and Tampa facilities will conduct low stakes ($10 per hand) poker at these facilities two hours prior to, during and two hours following live jai-alai performances. A rake of $.25 per hand per person will be the pari-mutuel's revenue from each hand dealt. State taxes will be paid at 10% of the rake and 4% of the rake must be paid as commission payable to the jai-alai players.

     INDUSTRY OVERVIEW. The jai-alai industry generally has declined in the last several years due to an industry-wide strike by jai-alai players and the passage of legislation authorizing a state-wide lottery in 1987. Average handle per jai-alai performance for the State of Florida fiscal years ended June 30, 1996 and 1995 was approximately $79,004 and $87,512, respectively. Total handle for the fiscal year ended June 30, 1996 decreased approximately $10 million or 5%. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future. Because the Company's jai-alai business is tied directly to many if not all of the factors which influence the jai-alai industry as a whole, another players strike or the enactment of unfavorable legislation could have an adverse impact on the Company's operations.

     ITW has grown significantly since its inception in the State of Florida in August, 1990. The ITW handle for the State of

Florida's fiscal year ended June 30, 1991 was approximately $109 million.
The ITW handle for the State of Florida's fiscal years ended June 30, 1995 and 1996 increased to approximately $443 million and $480 million, respectively. ITW handle at the Company's Frontons (including operations at the Miami, Tampa and Ocala facilities before acquisition by the Company) have demonstrated similar growth in recent years, increasing from $46.8 million in the year ended December 31, 1995 to approximately $50.3 million for the year ended December 31, 1996.

RESULTS OF OPERATIONS

     FISCAL YEAR 1996 COMPARED WITH FISCAL YEAR 1995

     During the twelve months ended December 31, 1996, and 1995, the Company's operations reflect only the operation of the Ft. Pierce Fronton for twelve months. The operations of the Miami, Tampa and Ocala Frontons acquired as of the close of business on December 31, 1996, are not presented in this analysis. The results of operations for 1996 includes four months of jai-alai operation at Ft. Pierce (January thru April) and twelve months of inter-track wagering. Jai-alai performances were conducted for five months including January through April 30, 1995, and December, 1995. Actual jai-alai performances totaled 118 and 147, respectively for the years ended 1996 and 1995. The Miami and Tampa Frontons offer live jai-alai year round, while Ocala operates on a seasonal basis similar to Ft. Pierce. All four Frontons conduct ITW year round.

     The Company's pari-mutuel handle for the year ended December 31, 1996, was $25,658,425, consisting of $3,665,582 in live jai-alai wagering and $21,992,843 in inter-track wagering. These results compare to a total pari-mutuel handle for the year ended December 31, 1995, of $25,349,747, consisting of $4,972,351 in live jai-alai wagering and $20,377,396 in inter-track wagering. The decrease in live jai-alai handle is attributable to one less month of jai-alai performances during 1996 as compared to 1995 (29 fewer performances). The increase in pari-mutuel handle for ITW of $1,615,447 (approximately 8%) follows a 18.14% increase from the prior year and is indicative of the growth in the Company's ITW handle.

     The Company's pari-mutuel revenues net of state pari-mutuel taxes for the twelve months ended December 31, 1996, were $2,934,088. Of the $2,934,088, $2,126,283 was attributable to commissions on inter-track wagering and $807,805 was attributable to live jai-alai. The Company's pari-mutuel revenues net of state pari-mutuel taxes for the twelve months ended December 31, 1995, were $3,138,404. Of the $3,138,404, $2,047,335 was attributable to commissions on inter-track wagering and $1,091,069 was attributable to live jai-alai. The $78,948 increase in ITW commissions was attributable to the growth in handle. The $283,264 decrease in 1996 in net pari-mutuel revenue from live jai-alai is due primarily to one additional month (December) of jai-alai operation in 1995.

     Admissions income for the year ended December 31, 1996, was $134,464, net of state taxes, compared to $151,438 for the year ended December 31, 1995. Program revenue for the year ended December 31, 1996, decreased $10,174 to $204,958, down from $215,132 for the year ended December 31, 1995. This decrease along with the $16,974 decrease in admissions revenue is primarily attributable to the one less month of jai-alai performances in 1996 compared to 1995.

     Food and beverage income decreased $81,928 (15%) to $450,104 for the year ended December 31, 1996, compared to $532,032 for the year ended December 31, 1995. Of the $81,928 decrease, approximately $25,000 was attributable to the additional month of restaurant operation in 1995, and approximately $57,000 in bar and concession revenue decreases were due to the 10% drop in attendance associated with one less month of jai-alai performances being conducted during 1996. Other income for the year ended December 31, 1996, also decreased to $48,920 compared to $49,020 for the year ended December 31, 1995.

     The Company's general and administrative expenses were $2,443,085 and $1,762,062 for the twelve months ended December 31, 1996 and December 31, 1995, respectively. The $681,023 increase was in large part due to increased expenditures in officer compensation, interest expense, and the travel/business entertainment categories.

     Officers compensation increased $466,406, the bulk of which ($390,000) is attributable to the Company's Chairman and Chief Executive Officer, who worked full time but drew no salary in 1995 and approximately $16,000 in cardroom related salaries. Interest expense increased $160,280 to $327,486 for the twelve months ended December 31, 1996. This compares to $167,206 for the year ended December 31, 1995. The increase in interest expense is largely attributable to the new $6,000,000 debt to the Bank of Oklahoma issued when the Company purchased the WJA loan from the bank (see Acquisition of Frontons). Telephone and travel expenses increased $96,818 to $222,842 for the year ended December 31, 1996, compared to $126,024 expensed in the year ended December, 31, 1995. The increases in these categories are directly related to the expansion efforts and the WJA acquisition described above and in the notes to the financial statements.

     Other components of the Company's general and administrative expenses for the years ended December 31, 1996, and 1995 are described below. Consulting expense increased $27,195 to $38,907 also due in large part to business expansion efforts that occurred in 1996. Advertising and promotions expense increased $39,338 to $250,569 for the twelve months ended December 31, 1996, compared to

$211,231 for the twelve months ended December 31, 1995. This increase was due to a general increase in the marketing budget. Property taxes for the year ended December 31, 1996, were $72,079 compared to $77,076 for 1995. Other expense decreased $76,878 to $538,101 for the year ended December 31, 1996, compared to expenditures of $614,979 for the year ended December 31, 1995. Major components of other expense for the year ended December 31, 1996 included $61,000 in attorneys fees associated with the terminated Ponca project, $47,293 in shareholder relations costs, $40,334 in annual meeting costs, $17,622 in transfer agent costs, and $24,623 in cost associated with securities filings. Major components of other expense for the year ended December 31, 1995 included a one time charge of $315,978 to write off predevelopment expenses and advances associated with the Oklevueha Band of Seminole-Yamazee Indians project which was terminated and approximately $86,000 in pre-development expenses associated primarily with the Ponca project and to a lesser degree the Apache project. Legal and professional expenses decreased $29,139 to $289,045, compared to $318,184 for the twelve
months ended December 31, 1995.   Included in these expenses were
approximately $107,000 and $99,000 in legal fees associated with the defense of various lawsuits, as described in the notes to the financial statements, for the years ended December 31, 1996 and 1995, respectively.

     The Company's operating expenses for the year ended December 31, 1996, decreased $74,182 to $2,994,349, from $3,068,531 for the year ended December 31, 1995. The components of these expenses and the net decrease are described in the following items. Depreciation expense for the twelve month period ended December 31, 1996 was $193,205, compared to $194,682 for the twelve month period ended December 31, 1995. Players costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. The year ending December 31, 1996, included four months of live jai-alai and associated player costs totaling $665,401. The year ending December 31, 1995, included five months of live jai-alai and associated player costs totaling $725,395. The $59,994 decrease in player costs for 1996 is attributable to the additional month of performances in 1995 and roster improvements made for the 1996 season. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $294,309 for the year ended December 31, 1996, compared to $309,750 for the year ended December 31, 1995, representing a decrease of $15,441. The $15,441 decrease was due to the additional month of live jai-alai in 1995, contract improvements and equipment upgrades. Utilities expense totaled $115,941 and $141,913, respectively, for the years ended December 31, 1996 and 1995. The $25,972 decrease in utilities expense indicates the effects of conservation, equipment improvements in electrical and air conditioning systems, and a decrease in usage as the result of fewer live jai-alai performances during 1996. Program costs totaled $131,389 and $135,988, respectively, for the years ended December 31, 1996 and 1995.

     Operating payrolls and related costs totaled $1,006,673 and $973,214, respectively, for the years ended December 31, 1996 and 1995, excluding player costs and payroll costs included in the bar, restaurant and concessions areas. Of the $33,459 increase in payroll costs for 1996, approximately $12,000 is attributable to additional staff for cardroom preparation and planning. Food and beverage costs totaled $321,641 and $358,819, respectively, for the years ended December 31, 1996 and 1995, representing a decrease of $37,178. Of this decrease, approximately $25,000 is attributable to restaurant and concessions costs savings associated with one less month of live jai-alai performances in 1996. Other operating expenses, including security, janitorial expense, and operating leases, increased $11,985 to $155,989 for the year ended December 31, 1996, from $144,004 for the year ended December 31, 1995. Repairs and maintenance expense increased $25,035 to $109,801 during 1996 compared to total expense of $84,766 for the year ended December 31, 1995. This increase is attributable to the continued upgrading of the Ft. Pierce Fronton related to maintenance items that the previous owner of the facility had deferred.

     The Company had net interest and dividend income of $1,179,386 and $77,673 for the twelve months ended December 31, 1996 and 1995, respectively, an increase of $1,101,713. Of the $1,101,713, approximately $1,101,000 was attributable to interest income on the WJA Notes acquired from the Bank of Oklahoma (See Notes C and K to the accompanying Financial Statements.)

     For the twelve months ended December 31, 1996, the Company had a $414
gain on the sale of assets.   For the twelve months ended December 31, 1995,
the Company had no gain or losses on the sale of assets. There were no gains on sale of securities for the year ended December 31, 1996. The Company had a net realized gain on the sale of securities of $195,939 for the twelve months ended December 31, 1995. The $195,939 gain resulted from the sale of bank holding company common stock which the Company had invested in on a short-term basis for dividend yield.

     The Company had a net loss of $519,100 ($0.15 per common share) for the twelve months ended December 31, 1996. This loss compares to a net loss of $470,955 ($0.15 per common share) for the twelve months ended December 31, 1995. The $48,145 decrease in net earnings occurred despite revenue and handle growth in the ITW segment, the additional interest income on the WJA Notes, and other positive factors listed above. A substantial amount of the loss was caused by the factors discussed previously concerning other expenses, legal, executive compensation and travel costs. Among these were approximately $107,000 in legal fees associated with the defense of various lawsuits, an interest expense increase of $160,280, to $327,486 for the twelve months ended December 31,

1996, which is largely attributable to the $6,000,000 debt to the Bank of Oklahoma the Company issued when it purchased the WJA Notes, a $34,000 reserve on the Rincon note, and $61,000 in attorneys fees associated with the terminated Ponca project. Also telephone and travel expenses increased $96,818 to $222,842. This increase is related to the expansion efforts and business combination described above. The 1995 net loss also included several large items. Among these were a charge of $315,978 to write off predevelopment expenses and advances associated with the Oklevueha Band of Seminole-Yamazee Indians project which was terminated during 1995, approximately $90,000 in other pre-development costs, $98,915 in legal costs paid in connection with litigation, and $34,663 in increased business travel and lodging associated with various Native American and other business expansion projects investigated during 1995. The security gain of $195,939 realized in the first quarter of 1995 offset these expenditures to some degree.

LIQUIDITY AND CAPITAL RESOURCES

     The balance of the Company's cash and cash equivalents at December 31, 1996 was $907,527. At December 31, 1996, the Company had a decrease in working capital of approximately $5,048,000 from December 31, 1995. The decrease was primarily the result of the $2,000,00 in cash paid for the WJA Notes to the Bank of Oklahoma and the assumption of approximately $3.58 million in liabilities as part of the acquisition of the World Jai-Alai assets (see Note C to the Financial Statements - Acquisition of WJA Assets).

     During the twelve months ended December 31, 1996, net cash used in the Company's operating activities was $328,678. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Fronton operations. Principal revenues were from net pari-mutuel wagering commissions on live jai-alai and ITW events. The Company expects that net cash flows from the operation of current business activities will be adequate to meet operational needs.

     During the twelve months ended December 31, 1996, cash flow used by investing activities was $19,567,413. This was the result of investing $17,552,533 in property, plant and equipment, the bulk of which was attributable to the purchase of the World Jai-Alai assets. During the fourth quarter of 1995, the Company lent an affiliated company (Freedom Financial) funds on a demand secured credit line. The balance of this credit, which bears interest at the prime rate plus 2% (10.25%), was $1,796,860 as of December 31, 1996. Funds advanced during 1996 under this agreement were $1.45 million.

     During the twelve months ended December 31, 1996, cash flow from financing activities was $18,081,753. Cash flow from financing activities consisted of $3.2 million in funds generated from the sale of convertible preferred stock (See Note B to the Financial Statements), $6.5 million in long-term debt issued in connection with the WJA Note purchase and assets acquisition, $3.6 million in liabilities assumed in connection with the World Jai-Alai assets acquisition, and approximately $4.7 million in common stock issued to the Bank of Oklahoma as part of the consideration for the purchase of the WJA Notes (See Note C to the Financial Statements). Subsequent to December 31, 1996, the Company raised $483,000 in funds via the sale of additional Series D Preferred Stock.

     On December 31, 1996, as described above and in the Company's Current Report on Form 8-K dated December 31, 1996, as amended, the Company purchased all the tangible and intangible properties of WJA. These assets consisted of three pari-mutuel facilities having an aggregate of 342,000 sq. ft. of inside gaming space located on an aggregate of 108 acres in downtown Miami, Tampa, and suburban Ocala, Florida. The acquired WJA assets were combined with the Ft. Pierce Fronton already owned by the Company into Centers.

     The Company has terminated discussions relative to gaming ventures with all Native American tribes except for the Rincon Luiseno Band of the Mission Indians in San Diego County, California. Due to adverse judicial decisions in other unrelated cases in California, the opinion issued by the U.S. Supreme Court in the Seminole case, and continuing delays in the opening of the Rincon Casino with gaming machines, both Florida Gaming and the Rincon tribe have requested arbitration relative to the Company's Loan Agreement.

     The purchase of the WJA Notes from the Bank of Oklahoma required substantial capital. The current expansion of facilities to accommodate the newly authorized card rooms at Miami, Tampa, and potentially Ft. Pierce, will require additional capital. Cardroom license applications have been filed for the Miami and Tampa locations with anticipated openings in April, 1997. On December 13, 1996, and December 31, 1996, the Company raised new capital of $506,000 and $590,000, respectively, net of related offering expenses, via Regulation S and Regulation D preferred stock offerings. Subsequent to year end, on January 16, 1997, the Company raised $483,000 of new capital (net of related expenses) in connection with the Regulation D offering. Construction and improvements related to the initial opening of cardrooms are estimated to be about $1,000,000. The Company has approximately $1,337,703 in scheduled mortgage repayments due in 1997. Included in these payments is $1,166,667 of scheduled payments due under the $6,000,000 promissory note to the Bank of Oklahoma in connection with the acquisition of the WJA Notes.

      The Company is currently evaluating sources of funding including equity and debt financing. These include mortgage debt utilizing the values of the existing and recently acquired real estate  (see
Note C to the Financial Statements - Acquisition of WJA Assets).   Also
Freedom Financial (the Company's largest shareholder) is currently evaluating sources of funding with the possibility of injecting funds into the Company via the exercise of its options and/or repayment of credit line advances.
The Company believes that its current financial condition provides adequate capital reserves and liquidity for present operations.

ITEM 7.   FINANCIAL STATEMENTS.

     LIST OF FINANCIAL STATEMENTS FILED.  See accompanying Financial
Statements:

         Balance Sheets as of December 31, 1996 and 1995.

         Statements of Operations for the years ended December 31, 1996 and 1995.

         Statement of Stockholders' Equity for the two years ended December 31, 1996.

         Statements of Cash Flows for the years ended December 31, 1996 and 1995.

         Notes to Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information concerning the Company's executive officers and directors as of March 24, 1997:

                                                         DIRECTOR OR EXE-
                                                         CUTIVE OFFICER
NAME                  AGE  POSITION WITH THE COMPANY     SINCE
W. Bennett Collett    64   Chief Executive Officer            1993
                           and Chairman

Robert L. Hurd        57   President and Director             1993

W. Bennett Collett,   41   Executive Vice President,          1993
  Jr.                      Secretary and Director

Timothy L. Hensley    41   Executive Vice President,          1993
                           Treasurer, Chief Financial
                           Officer and Director

Gary E. Bowman        45   Director                           1994

George W.
  Galloway, Jr.       63   Director                           1994

Roland M. Howell      81   Director                           1995

     W. BENNETT COLLETT has served as Chairman of the Board, Chief Executive Officer and a director of Freedom since its formation in 1985. In addition to its interest in the Company, Freedom's interests include Interstate Capital Corporation, a wholly owned subsidiary developing a residential real estate development in Loganville, Georgia. Mr. Collett serves as chief executive officer of each of Freedom's subsidiaries. Freedom was a bank holding company until January 1988, at which point it sold its banking subsidiaries. Mr. Collett has served as President and as a director of Freedom Holding, Inc. ("Holding") since its formation in December 1992. Holding's sole business currently is to hold shares of Freedom. Mr. Collett has been involved in the management of banking and financial service companies for over 25 years, having been a principal of ten commercial banks.
 For 14 years, Mr. Collett was a principal shareholder and chief executive officer of various banks and finance companies in Alabama, Arkansas, Georgia, and Missouri ranging in asset size from $1,000,000 to $250,000,000.

      ROBERT L. HURD has served as President and a director of Freedom since July 1991. Since February 13, 1995 Mr. Hurd has served as President and Chairman of General Health Care Corporation, a New Jersey based company in the health care apparel business. Since March 1992, he has served as President and Chief Executive Officer of International Barrier Corporation, a company formerly engaged in the manufacture of metal highway barriers and currently the holder of several highway barrier patents. From 1987 until 1991, Mr. Hurd was President and Chairman of Pacific Press & Shear, Inc., a hydraulic press and shear manufacturer.

     W. BENNETT COLLETT, JR. served as President of Freedom from 1988 to 1989; since August 1989, Mr. Collett has served Freedom as Executive Vice President. He has been a director of Freedom since its formation in 1985. He presently serves as Secretary and Treasurer of Holding. Mr. Collett is responsible for supervision of the Company's pari-mutuel activities (live jai-alai and ITW). Mr. Collett was appointed to the Company's Board of Directors on August 9, 1994. W. Bennett Collett, Jr. is the son of W. Bennett Collett.

     TIMOTHY L. HENSLEY has served Freedom since its formation in 1985 in various capacities, including as President, Executive Vice President and Treasurer and a director; he has served as Executive Vice President since 1988. Mr. Hensley was appointed to the Company's Board of Directors on February 27, 1997.

     GARY E. BOWMAN has served since July 15, 1996, as Vice President of Operations and Finance of Park Development Company, Murfreesboro, Tennessee, a residential and commercial real estate development company. From February 2, 1996 until July 11, 1996, Mr. Bowman served as a loan officer with Jefferson Banking Company, Louisville, Kentucky. From 1990 until February 1, 1996, Mr. Bowman served as a loan officer in Louisville, Kentucky for PNC Bank. From 1981 to 1990, Mr. Bowman served as a loan officer in Louisville, Kentucky, for Liberty National Bank and Trust Company.

      GEORGE W. GALLOWAY, JR. has been a self-employed physician since 1958 and most recently has served as the medical director of the emergency room at Kennestone Hospital in Marietta, Georgia.

     ROLAND M. HOWELL served in hotel management for over thirty years, and was an owner and operator of hotels in Florida for approximately twenty years before his retirement in 1969. He is currently a private investor, with investments primarily in municipal bonds, stocks, and real estate.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's common stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports and certain representations furnished to the Company, during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

PRIOR CIVIL AND ADMINISTRATIVE PROCEEDINGS

     On February 28, 1990, Freedom filed a registration statement with the Securities and Exchange Commission (Commission File No. 33-33625) (the "Freedom Registration Statement") to register shares of its Common Stock, Class A Preference. On March 5, 1990, Freedom filed an application with the New Jersey Bureau of Securities pursuant to the New Jersey state securities laws to register certain of the shares to be offered. The New Jersey Bureau of Securities indicated that the Freedom Registration Statement may have been materially deficient because certain civil and administrative proceedings involving
Mr. Collett including an injunction prohibiting future violations of federal securities laws were not disclosed. Without admitting or denying the materiality of the omitted information, which information had been omitted following consultation with legal counsel, on June 11, 1990, Freedom requested withdrawal of the application for registration of securities in New Jersey. On August 23, 1990, the State of New Jersey Bureau of Securities issued a Consent Order IN THE MATTER OF: FREEDOM FINANCIAL CORPORATION (SR-5587). On November 5, 1990, the Securities and Exchange Commission issued an order consenting to the withdrawal of the Freedom Registration Statement. The New Jersey Consent Order granted the request for withdrawal of the application for registration and denied the effectiveness of certain exemptions of the New Jersey state securities laws for secondary trading in Freedom's securities. In addition, Freedom agreed that it would not sell, give or otherwise distribute its securities in or from New Jersey without first notifying and receiving written authority to do so from the New Jersey Bureau of Securities.

     The rules and regulations promulgated by the SEC pursuant to the Securities Act and the Exchange Act generally require that proceedings involving management similar to the injunction be disclosed only for events occurring during the past five years. The Company has included the information above solely for informational purposes concerning the Company's management team. These matters have not adversely affected the ability of the Company to obtain any required gaming licenses, nor did they in the past adversely affect the ability of Freedom to obtain state or federal approvals required to operate as a bank holding company.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth all cash compensation paid by the Company for the fiscal years ended December 31, 1996, 1995, and 1994 to W. Bennett Collett, the Company's chief executive officer on December 31, 1996. As set forth in the table, Mr. Collett received no cash compensation from the Company from the time he began service as an executive officer on March 31, 1993 through December 31, 1995. The Company had no other executive officer as to whom the total cash and cash-equivalent remuneration from the Company exceeded $100,000 during fiscal 1996.

                           SUMMARY COMPENSATION TABLE

                                       ANNUAL      LONG TERM
                                      COMPENS.     COMPENS.

NAME AND PRINCIPAL          FISCAL                  OPTIONS.      ALL OTHER
    POSITION                 YEAR     SALARY        SARS (#)     COMPENSATION

W. Bennett Collett          1996      $390,000        - 0 -        $ - 0 -
 Chairman of the Board      1995        - 0 -        300,000         - 0 -
 and Chief Executive        1994        - 0 -         25,000         - 0 -
 Officer 1996


      AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND YEAR-END OPTION VALUES

                                                      NUMBER OF SECURITIES
                                                     UNDERLYING UNEXERCISED
                                                     OPTIONS AT FISCAL YEAR
                                                           END (#) (1)

      NAME           SHARES ACQUIRED       VALUE           EXERCISABLE/
                     ON EXERCISE (#)    REALIZED ($)      UNEXERCISABLE

W. Bennett                - 0 -            - 0 -           325,000/-0-
 Collett
---------------
     (1) Based on a per share closing price of $5.3125 at December 31, 1996, none of these options were in-the-money.


DIRECTOR COMPENSATION

     The Company currently pays its non-management directors, Gary E. Bowman, George W. Galloway, Jr., and Roland M. Howell a $500 monthly fee. W. Bennett Collett, W. Bennett Collett, Jr., Timothy L. Hensley, and Robert L. Hurd receive no directors fees.

     On August 9, 1994, the Company adopted a Directors' Stock Option Plan pursuant to which each current and future director of the Company will receive an option to purchase 25,000 shares of Common Stock.

     On February 26, 1997, the Company adopted an additional Directors' Stock Option Plan that provides that every director will be granted an option to purchase 10,000 share of Common Stock for each full or partial year that such director served as such before January 1, 1997 and for each full year as a director after December 31, 1996.

INDEMNIFICATION

     Under Section 145 of the Delaware General Corporation Law ("DGCL"), the Company has the power to indemnify directors and officers under certain prescribed circumstances and subject to certain limitations against certain costs and expenses, including attorney's fees, actually and reasonably incurred in connection with any action, suit or proceeding, whether civil, criminal, administrative, or investigative, to which any of them is a party by reason of his being a director or officer of the Company if it is determined that he acted in accordance with the applicable standard of conduct set forth in such statutory provisions. The Company's Bylaws provide that the Company shall indemnify each person who may be indemnified pursuant to Section 145, as amended from time to time (or any successor provision thereto), to the fullest extent permitted by Section 145. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of March 25, 1997 concerning each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock of the Company, and information regarding beneficial ownership of Common Stock and the Class B Common Stock of Freedom and the Common Stock of Holding by each director and executive officer, and all directors and executive officers as a group. Of the 1,349,480 shares of the Company's Common Stock currently held of record by Freedom, 1,000,000 shares have been pledged by Freedom to a bank to secure a $2,000,000 line of credit and 75,000 shares have been pledged by Freedom to a director of the Company to secure a loan. Information is provided with respect to the ownership of stock in Freedom and Holding because Freedom and Holding may each be deemed to be a "parent" of the Company as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Holding's sole business currently is to hold shares of Freedom.


                                              THE COMPANY                       FREEDOM                        HOLDING

DIRECTORS AND                           NUMBER OF      PERCENT OF      NUMBER OF      PERCENT OF       NUMBER OF    PERCENT
OF EXECUTIVE OFFICERS                   SHARES(1)       CLASS(2)       SHARES(1)       CLASS(3)        SHARES(1)    CLASS(4)

W. B. Collett . . . . . . . . . .      3,169,480(5)      49.5%        1,000,372(6)      85.7%           397(7)       79.4%

Robert L. Hurd  . . . . . . . . .         66,000(8)       1.4%          108,639          9.3%           ---           ---

W. B. Collett, Jr.  . . . . . . .        215,000(9)       4.5%           40,000(10)      3.3%            88          17.6%

Timothy L. Hensley  . . . . . . .         50,000(11)      1.1%           40,000(10)      3.3%             5           1.0%

Roland M. Howell  . . . . . . . .        356,000(12)      7.7%              ---          ---            ---           ---

Gary E. Bowman  . . . . . . . . .         55,500(13)      1.2%              ---          ---            ---           ---

George W. Galloway, Jr. . . . . .         55,000(13)      1.2%              ---          ---            ---           ---




All current directors and officers
as a group (7 persons).                3,966,980(14)     57.6%        1,189,011(15)     95.3%           490(7)        98%

5% BENEFICIAL OWNERS

Freedom Financial
Corporation(16).  . . . . . . . .      2,679,480(17)     45.3%             N/A           N/A            N/A           N/A

Roland M. and Dorothy V.
  Howell  . . . . . . . . . . . .        356,000(12)      7.7%             N/A           N/A            N/A           N/A
Plaza Venetia; Suite 22A-B
555 N.E. 15th Street
Miami, Florida  33132

Casino America, Inc.  . . . . . .        315,746(18)      6.9%             N/A           N/A            N/A           N/A
711 Washington Loop
Biloxi, Mississippi  39530

Bank of Oklahoma, N.A.  . . . . .        703,297         15.3%             N/A           N/A            N/A           N/A
B0K DPC Asset Holding Corp.
P.O. Box 2300
Tulsa, Oklahoma

--------------------
*  Represents less than 1% of class.

(1) Based upon information furnished to the Company by the named person, and information contained in filings with the Securities and Exchange Commission (the "Commission"). Under the rules of the Commission, a person is deemed to beneficially own shares over which the person has or shares voting or investment power or which the person has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the named persons have sole voting and investment power with respect to shares shown by them.

(2) Based on 4,588,524 shares outstanding as of March 25, 1997. Shares of Common Stock subject to exercisable options or options exercisable within 60 days are deemed outstanding for computing the percentage of class of the person holding such options but are not deemed outstanding for computing the percentage of class for any other person.

(3) Based on 1,167,943 shares outstanding as of March 25, 1997. Class B Common Stock is the only class of Freedom's capital stock issued and outstanding. Shares of Freedom common stock subject to exercisable options or options exercisable within 60 days are deemed outstanding for computing the percentage of class of the person holding such options but are not deemed outstanding for computing the percentage of class for any other person.

(4) Based on 500 shares outstanding as of March 25, 1997.

(5) Includes 2,679,480 shares beneficially owned by Freedom, including 1,330,000 shares which Freedom currently has the right to acquire. See
     Note 16. Mr. Collett may be deemed to beneficially own the shares held by Freedom, although he disclaims beneficial ownership of such shares. Includes 490,000 shares that Mr. Collett may purchase pursuant to options.

(6) Includes 1,000,372 shares owned by Holding. Mr. Collett may be deemed to beneficially own the shares held by Holding, although he disclaims beneficial ownership of such shares.

(7) Includes 77 shares owned by Mr. Collett's former spouse for which he has sole voting power, but no power of disposition.

(8) Includes 1,000 shares owned by the Hurd Family Partnership, L.P., of which Mr. Hurd is general partner. Includes 65,000 shares that Mr. Hurd may purchase pursuant to options.

(9) Includes 215,000 shares that may be purchased pursuant to options.

(10) Includes 40,000 shares that may be purchased pursuant to options under Freedom's stock option plan.

(11) Includes 50,000 shares that may be purchased pursuant to options.

(12) Of the 356,000 shares, Mr. and Mrs. Howell own 156,000 shares as joint tenants and share voting and investment power, Mr. Howell owns 55,000 shares individually (including options for 45,000 shares) and retains sole voting and investment power with respect to these shares, and Mrs. Howell owns 145,000 shares individually and retains sole voting and investment power with respect to these shares.

(13) Includes 55,000 shares that may be purchased pursuant to options.

(14) Includes 2,305,000 shares which may be acquired by all directors and officers as a group pursuant to options, including options for 1,330,000 shares owned by Freedom. See Note 5.

(15) Includes 80,000 shares which may be acquired upon the exercise of stock options by all directors and officers as a group.

(16) The address of Freedom Financial Corporation is 2669 Charlestown Road, New Albany, Indiana 47150. The business address of W. B. Collett is 1750 South Kings Highway, Fort Pierce, Florida 34945-3099. The address of Freedom Holding, Inc. is P.O. Box 216, Floyds Knobs, Indiana 47119.

(17) Includes 1,330,000 shares which Freedom currently has the right to acquire. See also Note 16.

(18) Casino America, Inc. owns 23,681 shares of Freedom's 7% Series AA Mandatorily Redeemable Preferred Stock (the "Freedom Preferred Stock"). Until October 4, 1999, the Freedom Preferred Stock is convertible into 157,873 shares of the Company's Common Stock owned by Freedom if at the time of conversion Florida law permits casino style gaming at the Fronton and 315,746 shares if at the time of conversion Florida law does not permit casino style gaming at the Fronton.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain relationships among the Company, its management and affiliates, including Freedom Financial Corporation, create various potential and actual conflicts of interest. In situations where there will be an ongoing relationship with related parties, including the purchase of services or products or the making of loans, it is the Company's policy that all such material affiliated transactions and loans will be made or entered into on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties. It is the Company's Policy that a majority of the independent and disinterested directors will be required to approve continuation or initiation of such a relationship and will periodically review such transactions to assure that they meet the aforementioned standard.

     The Company and Freedom have entered into a Credit Line Agreement dated October 1, 1996, whereby the Company will lend Freedom up to $2,000,000 at an annual interest rate of 2% above the prime rate, partially secured by Freedom's federal tax refunds receivable totaling approximately $600,000 through and for the year ended December 31, 1994, and certain real estate in Georgia. This line of credit supersedes a $1,000,000 line of credit established on December 1, 1995. The maximum debt outstanding under the Credit Line Agreement during 1996 was approximately $1,796,860 in principal, with $119,348 in accrued interest, and the debt outstanding at February 28, 1997 was approximately $1,906,859 in principal, with $150,554 in accrued interest. Principal and interest outstanding under the Credit Line Agreement are payable upon demand by the Company; the agreement does not provide for periodic payments of principal or interest.

     Freedom and Holding may each be deemed to be a "parent" of the Company as such term is defined in the rules promulgated under the Exchange Act. For information with respect to the ownership of stock in Freedom and Holding, see "Item 11. Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.

     (a)  LIST OF EXHIBITS FILED.

     3.1  Restated Certificate of Incorporation.  Incorporated by reference to
          Exhibit 3.1 of Form SB-2 Registration Statement No. 33-79882.

     3.2 Certificate of Designations for Series B Preferred Stock is hereby incorporated by reference to Exhibit 3.3 of Form S-3 Registration Statement No. 33-99380.

     3.3. Certificate of Amendment to Certificates of Designations of Series B Preferred Stock and Series 9% AA Preferred Stock is incorporated by reference to Exhibit 3.3 of Form S-3 Registration Statement 333-10535.

     3.4 Bylaws are hereby incorporated by reference to Exhibit 3.2 of Form SB-2 Registration Statement No. 33-79882.

     4.1 Restated Certificate of Incorporation is hereby incorporated by reference to Exhibit 3.1 of Form SB-2 Registration Statement No. 33-79882.

     4.2 Certificate of Amendment to Certificates of Designations of Series C 8% Cumulative Convertible Preferred Stock is hereby incorporated by reference to Exhibits 3.1 and 4.1 Current Report on Form 8-K dated December 13, 1996.

     4.3 Form of Regulation S Subscription Agreement is hereby incorporated by reference to Exhibit 4.2 Current Report on Form 8-K dated December 13, 1996.

     4.4 Certificate of Amendment to Certificates of Designations of Series D 8% Cumulative and Convertible Preferred Stock is hereby incorporated by reference to Exhibits 3.1 and 4.1 Current Report on Form 8-K dated January 16, 1997.

     4.5 Form of Regulation D Subscription Agreement is hereby incorporated by reference to Exhibit 4.2 Current Report on Form 8-K dated January 16, 1997.

     10.1 Stock Purchase Agreement dated July 26, 1991, between the Registrant and Bristol Holdings, Inc. is hereby incorporated by reference to Current Report on Form 8-K dated July 26, 1991.

     10.2 Stock Purchase Agreement dated as of March 29, 1993, between Freedom Financial Corporation and the Registrant is hereby incorporated by reference to Current Report on Form 8-K dated March 31, 1993.

     10.3 Term Note for $1,000,000 executed by the Registrant in favor of WJA Realty Limited Partnership dated February 1, 1994 is hereby incorporated by reference to Exhibit 10.3 of Form SB-2 Registration Statement No. 33-79882.

     10.4 Nonqualified Stock Option Plan dated April 21, 1994 is hereby incorporated by reference to Exhibit 10.4 of Form SB-2 Registration Statement No. 33-79882.

     10.5 Totalizator Services Agreement dated September 11, 1991, between Autotote Limited and the Registrant is hereby incorporated by reference to Exhibit 10.5 of Form SB-2 Registration Statement No. 33-79882.

     10.6 Indemnification Agreement dated February 23, 1993, between Ronald P. Perella and the Registrant is hereby incorporated by reference to
           Exhibit 10.6 of Form SB-2 Registration Statement No. 33-79882.

     10.7 Directors' Stock Option Plan adopted August 9, 1994 is hereby incorporated by reference to Exhibit 10.7 of Form SB-2 Registration Statement No. 33-79882.

     10.8 Letter of Intent dated October 4, 1994, between the Registrant and Casino America, Inc., and acknowledged by Freedom Financial Corporation. Incorporated by reference to the Current Report on Form 8-K dated October 4, 1994 [File No. 0-9099].

     10.11 Rincon Loan Agreement dated September 11, 1995 is incorporated by reference to Exhibit 10.1 to the Form 8-K Current Report of the Registrant dated September 15, 1995.

     10.12 Amendment to Rincon Loan Agreement dated November 1, 1995. Incorporated by reference to Exhibit 10.11 of Form SB-2 Registration Statement No. 33-79882.

     10.13 Copies of mortgages, deeds.  Incorporated by reference to
           Exhibit 10.12 of Form SB-2 Registration Statement No. 33-79882.

     10.14 Copy of 1995 Chief Executive Officer Stock Option Grant of May 8, 1995. Incorporated by reference to Exhibit 10.13 of Form SB-2 Registration Statement No. 33-79882.

     10.15 Assets Purchase Agreement dated as of November 20, 1996 between the Registrant, Florida Gaming Centers, Inc., and WJA Realty Limited Partnership (World Jai-Alai), as incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated November 25, 1996.

     10.16 Totalisator Services Agreement dated November 11, 1993 between Autotote Systems, Inc. and WJA Realty Limited Partnership, D.B.A. Miami Jai Alai. Incorporated by reference to Exhibit 10.1 to the Form 8-K Current Report of the Registrant dated December 31, 1996, as amended.

     10.17 Consulting and Noncompetition Agreement dated December 31, 1996 by and among Florida Gaming Centers, Inc. and Richard P. Donovan. Incorporated by reference to Exhibit 10.2 to the Form 8-K Current Report of the Registrant dated December 31, 1996, as amended.

     10.18 Consulting and Noncompetition Agreement dated December 31, 1996 by and among Florida Gaming Centers, and Roger M. Wheeler, Jr. Incorporated by reference to Exhibit 10.3 to the Form 8-K Current Report of the Registrant dated December 31, 1996, as amended.

     10.19 Credit Line Agreement dated October 1, 1996 from Freedom Financial Corporation to Florida Gaming Corporation.

     10.20 Mortgage dated December 31, 1996 by Florida Gaming Corporation and Florida Gaming Centers, Inc. to Bank of Oklahoma, N.A. Incorporated by reference to Exhibit 10.5 to the Form 8-K Current Report of the Registrant dated December 31, 1996, as amended.

     10.21 Promissory Note dated September 12, 1996 from Florida Gaming Corporation to Bank of Oklahoma, N.A. Incorporated by reference to Exhibit 10.6 to the Form 8-K Current Report of the Registrant dated December 31, 1996, as amended.

     10.22 Promissory Note dated October 1, 1990 from WJA Realty Limited Partnership to Wheeler-Phoenix, Inc. Incorporated by reference to Exhibit 10.7 to the Form 8-K Current Report of the Registrant dated December 31, 1996, as amended.

     10.23 Deed to Secure Debt by Indenture dated March 19, 1997 between Freedom Financial Corporation and Florida Gaming Corporation.

     23.1 Consent of King & Company, PSC.

     27.  Financial Data Schedule

     (b)  REPORTS ON FORM 8-K.

          During the quarter ended December 31, 1996, the Company filed the following Current Reports on Form 8-K: (i) Form 8-K dated October 9, 1996,
Item 5. Other Events (reporting an agreement in principle to acquire the properties and assets of WJA Realty Limited Partnership ("WJA")); (ii) Form 8-K dated November 25, 1996, Item 5. Other Events (reporting execution of an assets purchase agreement to acquire the properties and assets of WJA);
(iii) Form 8-K dated December 13, 1996, Item 9. Sale of Equity Securities Pursuant to Regulation S (reporting issuance of 550 shares of Series C 8% Cumulative Convertible Preferred Stock); and (iv) Form 8-K dated December 31, 1996, as amended, Item 2. Acquisition or Disposition of Assets (reporting the acquisition of three jai-alai and ITW facilities). Except for the Current Report on Form 8-K dated December 31, 1996, as amended, no financial statements were filed as part of these reports. The following financial statements were filed in the Current Report on Form 8-K dated December 31, 1996, as amended:

     (a)  The following financial statements of the Registrant:

          Report of Independent Auditors.

          Balance Sheets as of December 31, 1996 and 1995.

          Statements of Operations for the years ended December 31, 1996 and 1995.

          Statements of Stockholders' Equity for the two years ended December 31, 1996.

          Statements of Cash Flows for the years ended December 31, 1996 and 1995.

          Notes to Financial Statements.

     (b)  The following financial statements of WJA Realty Limited
Partnership:

          Report of Independent Auditors.

          WJA Realty Limited Partnership
               Balance Sheet as of December 31, 1996 and 1995.

          WJA Realty Limited Partnership
               Statements of Operations for the years ended
               December 31, 1996 and 1995.

          WJA Realty Limited Partnership
               Statements of Partners' Deficit for the years ended December 31, 1996 and 1995.

          WJA Realty Limited Partnership
               Statements of Cash Flows for the years ended December 31, 1996 and 1995.

          WJA Realty Limited Partnership
               Notes to Financial Statements as of December 31, 1996 and 1995.

     (c)  The following pro forma financial information:

          Florida Gaming Corporation Pro Forma Consolidating Balance Sheet as of December 31, 1996 (unaudited).

          Florida Gaming Corporation Pro Forma Consolidating Statements of Operations for the years ended December 31, 1996 and 1995 (unaudited).

          Florida Gaming Corporation
               Notes to Pro Forma Consolidating Financial Statement
               (unaudited).

Audited Consolidated Financial Statements

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1996 and 1995






AUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------

Independent Auditors' Report...........................................1

Consolidated Financial Statements
  Balance Sheets.......................................................2
  Statements of Operations.............................................4
  Statement of Changes in Stockholders' Equity.........................5
  Statements of Cash Flows.............................................6
  Notes to Financial Statements........................................7

                                     [LETTERHEAD]

                             INDEPENDENT AUDITORS' REPORT
                             ----------------------------




To the Board of Directors
  and Shareholders
Florida Gaming Corporation
Ft. Pierce, Florida


We have audited the accompanying consolidated balance sheets of Florida Gaming Corporation and Subsidiary (a Delaware Corporation) as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida Gaming Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                            /s/ King & Company, PSC

                                            KING & COMPANY, PSC
Louisville, Kentucky
February 25, 1997

CONSOLIDATED BALANCE SHEETS

FLORIDA GAMING CORPORATION AND SUBSIDIARY



                                                        December 31,
                                                     1996         1995
                                                  ----------    ---------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $   907,527  $2,721,865
  Note receivable from related
    party--Notes G and K                            1,796,860     350,000
  Other notes receivable                              184,051      30,596
  Inventory                                           169,419      33,582
  Interest receivable from related
    party--Notes G and K                              119,348       2,215
                                                   ----------   ---------
                                                    3,177,205   3,138,258



PROPERTY, PLANT AND EQUIPMENT--Notes C and J
  Land                                             11,457,495   2,732,525
  Buildings and improvements                        9,747,978   1,898,151
  Furniture, fixtures and equipment                 1,717,520     590,405
                                                   ----------   ---------
                                                   22,922,993   5,221,081

  Less accumulated depreciation                      (528,700)   (336,644)
                                                   ----------   ---------
                                                   22,394,293   4,884,437


GAMING VENTURE INVESTMENTS--Notes H and L             310,000     323,000


OTHER ASSETS--Note C                                  423,551      29,986
                                                   ----------   ---------

                                                  $26,305,049  $8,375,681
                                                   ----------   ---------
                                                   ----------   ---------

                                                        December 31,
                                                     1996          1995
                                                   ----------   ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Unclaimed winnings--Note C                    $    930,017  $     83,039
  ITW Liability                                       40,647        55,796
  Accrued payroll and related
    expenses                                         203,338       120,492
  Accounts payable and accrued
    expenses--Note C                               3,130,547       250,388
  Current portion of long-term
    debt--Note I                                   1,423,703       131,567
                                                   ---------     ---------
                                                   5,728,252       641,282

LONG-TERM DEBT (less current portion)--NOTE I      7,095,289     1,822,447

STOCKHOLDERS' EQUITY--Notes B, D and H
  Class A convertible preferred stock,
    convertible to common stock; 1,200,000
    shares authorized; 34,435 and 34,735
    shares issued and outstanding in 1996
    and 1995, respectively; aggregate 1996
    liquidation preference of $375,341                 3,443         3,473
  Series B convertible preferred stock;
    5,000 shares authorized; 1,990 and 2,400
    shares issued and outstanding in 1996 and
    1995, respectively; aggregate 1996
    liquidation preference of $2,154,930                 199           240
  Series C 8% cumulative convertible preferred
    stock, 5,000 shares authorized; 550 shares
    issued and outstanding in 1996; aggregate
    1996 liquidation preference of $552,893               55           -0-
  Series D 8% cumulative convertible preferred
    stock, 5,000 shares authorized; 650 shares
    issued and outstanding in 1996; aggregate
    1996 liquidation preference of $654,913               65           -0-
  Common stock, $.10 par value; 15,000,000
    shares authorized; 4,340,626 and 3,123,586
    issued and outstanding in 1996 and 1995,
    respectively                                     434,063       312,359
  Capital in excess of par value                  35,276,095    27,278,152
  Accumulated deficit                            (22,232,412)  (21,682,272)
                                                  ----------    ----------
                                                  13,481,508     5,911,952
COMMITMENTS AND CONTINGENCIES--Note H             ----------    ----------

                                                $ 26,305,049  $  8,375,681
                                                  ----------    ----------
                                                  ----------    ----------
See notes to financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

For the years ended December 31, 1996 and 1995

                                                      1996        1995
                                                   ----------   ---------


ON SITE MUTUEL REVENUE                            $   893,464  $1,213,178
  Less parimutuel taxes to State of Florida           (85,659)   (122,109)
INTER TRACK MUTUEL COMMISSIONS                      2,126,283   2,047,335
                                                   ----------   ---------
                      Net parimutuel revenue        2,934,088   3,138,404

ADMISSION INCOME                                      134,464     151,438
PROGRAM REVENUE                                       204,958     215,132
FOOD AND BEVERAGE                                     450,104     532,032
OTHER                                                  48,920      49,020
                                                   ----------   ---------
                     TOTAL OPERATING REVENUE        3,772,534   4,086,026

OPERATING EXPENSES
  Staff payroll and related costs                   1,006,673     973,214
  Player payroll and related costs                    665,401     725,395
  Food and beverage costs                             321,641     358,819
  Repairs and maintenance                             109,801      84,766
  Totalizator/teleview rent--Note H                   294,309     309,750
  Depreciation                                        193,205     194,682
  Utilities                                           115,941     141,913
  Programs                                            131,389     135,988
  Other                                               155,989     144,004
                                                   ----------   ---------
                    TOTAL OPERATING EXPENSES        2,994,349   3,068,531

GENERAL AND ADMINISTRATIVE
  Officers' compensation                              686,056     219,650
  Directors' fees--Note G                              18,000      16,000
  Management consulting                                38,907      11,712
  Advertising and promotions                          250,569     211,231
  Telephone and travel                                222,842     126,024
  Professional fees--Note H                           289,045     318,184
  Interest expense                                    327,486     167,206
  Property taxes                                       72,079      77,076
  Other--Notes H and L                                538,101     614,979
                                                   ----------   ---------
                                                    2,443,085   1,762,062
                                                   ----------   ---------
                      (LOSS) FROM OPERATIONS       (1,664,900)   (744,567)

OTHER INCOME (EXPENSE):
  Interest and dividend income--Notes C and K       1,179,386      77,673
  Realized gain on marketable securities                  -0-     195,939
  Gain on disposal of assets                              414         -0-
  Provision for loss on gaming venture
    investment--Note L                                (34,000)        -0-
                                                   ----------   ---------
                                                    1,145,800     273,612
                                                   ----------   ---------

                                    NET LOSS      $  (519,100) $ (470,955)
                                                   ----------   ---------
                                                   ----------   ---------

LOSS PER COMMON SHARE--Note F                     $      (.15) $     (.15)
                                                   ----------   ---------
                                                   ----------   ---------

See notes to financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FLORIDA GAMING CORPORATION AND SUBSIDIARY

For the two years ended December 31, 1996







                                   Class A           Series B          Series C          Series D
                                Preferred Stock   Preferred Stock   Preferred Stock   Preferred Stock
                                Par Value $.10    Par Value $.10    Par Value $.10    Par Value $.10
                               ----------------  ----------------  ----------------  ----------------
                                Shares  Amount    Shares  Amount   Shares    Amount   Shares   Amount
                               -------  -------  -------  -------  -------   ------  -------   ------
Balances at
  January 1, 1995               43,664  $4,366        -0-     -0-      -0-    $-0-     -0-      $-0-

Sales of stock--Note B                            2,400.0   $ 240
Conversion of Class A
  preferred stock to
  common stock--Note B          (8,929)   (893)
Dividend on Class A preferred
  stock--$.90 per share--Note B
Net loss for the year
Treasury stock purchase
                               -------  -------  -------  -------  -------   ------  -------   ------
BALANCES AT
  DECEMBER 31, 1995             34,735   3,473    2,400.0     240      -0-     -0-     -0-       -0-

Sales of stock--Notes B and C                     2,300.0     230      550      55     650       650
Conversion of preferred stock
  to common stock--Note B         (300)    (30)  (2,707.5)   (271)
Dividend on Class A preferred
  stock--$.90 per share
Net loss for the year
Stock options granted--
  Note C and D
                               -------  -------  -------  -------  -------   ------  -------   ------
BALANCES AT
  DECEMBER 31, 1996             34,435  $3,443    1,992.5   $ 199      550    $ 55     650      $ 65
                               -------  -------  -------  -------  -------   ------  -------   ------
                               -------  -------  -------  -------  -------   ------  -------   ------




                                     Common Stock      Capital in
                                   Par Value $.10       Excess of   Accumulated
                                -------------------
                                Shares      Amount    Par Value     Deficit
                                ------      ------    ---------     -------

Balances at
  January 1, 1995                3,119,246  $311,924  $25,026,362  $(21,179,605)

Sales of stock--Note B                                  2,219,760
Conversion of Class A
  preferred stock to
  common stock--Note B               2,008       202          681
Dividend on Class A preferred
  stock--$.90 per share--Note B      2,337       234       31,395       (31,712)
Net loss for the year                                                  (470,955)
Treasury stock purchase                 (5)       (1)         (46)
                                  ---------   -------   ----------   -----------

BALANCES AT
  DECEMBER 31, 1995              3,123,586   312,359   27,278,152   (21,682,272)

Sales of stock--Notes B and C      738,221    73,822    7,939,260
Conversion of preferred stock
  to common stock--Note B          473,655    47,366      (46,814)
Dividend on Class A preferred
  stock--$.90 per share              5,164       516       30,475       (31,040)
Net loss for the year                                                  (519,100)
Stock options granted--
  Note C and D                                                          150,528
                                  ---------   -------   ----------   -----------

BALANCES AT
  DECEMBER 31, 1996              4,340,626  $434,063  $35,276,095  $(22,232,412)
                                  ---------   -------   ----------   -----------
                                  ---------   -------   ----------   -----------


See notes to financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

For the years ended December 31, 1996 and 1995

                                                      1996          1995
                                                  -----------  -----------

OPERATING ACTIVITIES
  Net loss                                        $  (519,100) $  (470,955)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                   193,205      194,682
      Realized gain on marketable securities              -0-     (192,939)
      Increase in interest receivable                (117,133)         -0-
      Provisions for loss on gaming venture            34,000          -0-
      Increase in inventory                          (135,837)      (4,072)
      Increase in unclaimed winnings                   (4,185)      26,710
      Increase in accounts payable and
        accrued expenses                              220,732      178,586
                                                  -----------  -----------
       NET CASH (USED IN) OPERATING ACTIVITIES       (328,678)    (270,988)

INVESTING ACTIVITIES
  Proceeds from the sale of marketable
    securities                                            -0-    1,814,189
  Purchases of marketable securities                                   -0-
  Purchases of property and equipment             (17,552,533)  (1,366,658)
  Increase in other assets                           (393,565)     (30,850)
  Investments in gaming ventures                      (21,000)    (323,000)
  (Increase) decrease in notes receivable            (153,455)      19,111
Loan to affiliated company                         (1,446,860)    (350,000)
                                                  -----------  -----------
         NET CASH USED IN INVESTING ACTIVITIES    (19,567,413)    (237,208)
FINANCING ACTIVITIES
  Long-term debt issued net of repayments           6,564,978      763,280
  Proceeds from sale of stock                       7,969,168    2,219,860
  Repayments on margin account                            -0-   (1,084,541)
  Dividend on preferred stock                         (31,040)     (31,712)
  Liabilities assumed in asset purchase             3,578,647          -0-
                                                  -----------  -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES     18,081,753    1,866,887
                                                  -----------  -----------
             NET INCREASE (DECREASE) IN
                     CASH AND CASH EQUIVALENTS     (1,814,338)   1,358,691

Cash and cash equivalents at beginning
  of period                                         2,721,865    1,363,174
                                                  -----------  -----------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD    $  907,527   $ 2,721,865
                                                  -----------  -----------
                                                  -----------  -----------

SUPPLEMENTAL DISCLOSURES
  Issuance of common stock pursuant to-
    -Conversion of preferred stock                $       552  $       893
    -Asset acquisitions                             4,747,255          -0-
  Interest paid                                       327,486      167,206
  Payment of dividend through issuance
    of common stock                                    31,040       31,712

See notes to financial statements

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DISCLOSURE: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMPANY BACKGROUND: Florida Gaming Corporation (the Company) operates a live Jai Alai fronton in Ft. Pierce, Florida. The Company also conducts intertrack wagering (ITW) on jai alai, horse racing and dog racing in Florida. On December 31, 1996, the Company acquired additional live Jai Alai frontons in Miami, Tampa and Ocala, Florida.

Approximately 49% of the Company's common stock is controlled by the Company's Chairman either directly or beneficially through his ownership of Freedom Financial Corporation (Freedom) a closely held corporation.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets.

REAL ESTATE HELD FOR EXPANSION: The Company's investment in undeveloped land ($1,617,495 at December 31, 1996 and 1995, respectively) is carried at cost and is included with land under property, plant and equipment in the accompanying balance sheet.

INVENTORY: The Company's inventory, comprising food and beverage products and souvenirs, is stated at the lower of cost or market.

PARIMUTUEL WAGERING: Revenue is derived from acceptance of wagers under a parimutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company's liability to host tracks for ITW collections totaled $40,646 and $55,796 at December 31, 1996 and 1995, respectively. Unclaimed winnings totaled $930,017 and $83,039 at December 31, 1996 and 1995, respectively, including $851,163 assumed in connection with the Company's purchase of 3 Jai Alai facilities on December 31, 1996 (See Note C).

INCOME TAXES: In February 1992, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". SFAS No. 109 was required to be implemented during the first quarter of fiscal year 1994. The Company adopted the standard as a cumulative change in accounting principle during 1994. There was no material impact on the Company's financial position or results of operations related to the implementation of the new standard.

STOCK OPTIONS: The Company accounts for stock-based employee compensation arrangements using the intrinsic value method provided in APB 25. Under this method, the cost of compensation is measured by the excess of the quoted market price of the stock over the option price on the grant date (measurement date). The Company's stock option plans require the issuance of all options at a price equal to the market price of the stock on the grant date. Stock options issued for non-compensation purposes are accounted for at fair value pursuant to FASB 123.

RECLASSIFICATION: Certain 1995 amounts have been reclassified to conform with their 1996 presentation.


NOTE B--PREFERRED STOCK

The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. Class A preferred stock dividends totaled $31,040 and $31,712 during 1996 and 1995 respectively. These dividends were paid by the issuance of 5,164 common shares and $49 cash in lieu of fractional shares in 1996 and 2,337 common shares and $83 cash in lieu of fractional shares in 1995.

Each share of Class A preferred is convertible into .225 shares of common stock at the holder's option. During the years ended December 31, 1996 and 1995, 300 shares and 8,929 shares of Class A preferred stock were converted into 67 shares
and 2,008 shares of common stock, respectively.   The Class A preferred is
redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock.
Such dividends are payable in shares of the Company's common stock. The consideration to be received by the Company upon initial issuance of each share of the Series B shares is $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. On December 15, 1995, the Board of Directors reserved 600,000 shares of the Company's common stock for issuance upon conversion of the Series B preferred stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. During the year ended December 31, 1995, 2,400 Series B preferred shares were issued for $2,400,000 to three unrelated parties. During 1996, the Company issued an additional 2,300 Series B shares at $925 per share and 2,707.5 Series B shares were converted to 473,588 shares of common stock.

The Company is authorized to issue 5,000 shares of Series C 8% Cumulative Convertible Preferred Stock, $.10 par value (the "Series C Preferred Stock"), which provides annual dividends at the rate of 8% of the share's Stated Value. The Stated Value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company's Board of Directors, such dividends may be paid in shares of the Series C Preferred Stock.

Holders of Series C Preferred Stock may convert all or any of such shares to the Company's Common Stock (the "Series C Conversion Shares") beginning 90 days after the issuance of the Series C Preferred Stock. If not converted earlier by the holder, the Series C Preferred Stock shall be converted automatically on December 31, 1998. In general, the number of Series C Conversion Shares issuable on conversion of each share of Series C Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.50 or (ii) 80% of the closing bid price of the Common Stock on the five trading days before conversion. A holder of Series C Conversion Shares may not sell more than 33% of such shares between 90 and 120 days of his purchase of Series C Preferred Stock converted into such shares and 67% of such shares between 121 and 150 days of his purchase; a holder may generally sell all of his Series C Conversion Shares 151 days after his purchase.

All shares of Series C Preferred Stock have been sold pursuant to offshore transactions exempt from registration pursuant to Regulation S promulgated under the Securities Act. The Series C Conversion Shares must be resold in transactions exempt under Regulation S or another applicable exemption under the Securities Act, or (if the exemption under Regulation S becomes unavailable at any time before the third anniversary of the purchase of the Series D Preferred Stock) pursuant to the registration of the Series C Conversion Shares by the Company.

Upon liquidation, the holders of Series C Preferred Shares shall be entitled to be paid $1,000 per share plus 8% accrued dividends before any distribution to holders of Common Stock. The Company has the right to redeem the shares of Series C Preferred Stock if a holder of such shares exercise his right of conversion at a time when the conversion price is below $5.00. The redemption price to be paid by the Company is 125% of the Stated Value of such shares together with all accrued and unpaid dividends thereon.

During 1996, the Company issued 550 Series C shares at $1,000 per share.

The Company is also authorized to issue up to 5,000 shares of Series D 8% Cumulative Convertible Preferred Stock (the "Series D Preferred Stock"), which provides annual dividends at the rate of 8% of the shares's Stated Value. The Stated Value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company's Board of Directors, such dividends may be paid in shares of the Series D Preferred Stock.

Holders of Series D Preferred Stock may convert all or any of such shares to the Company's Common Stock beginning 90 days after the issuance of the Series D Preferred Stock. If not converted earlier by the holder, the SEries D Preferred Stock shall be converted automatically on December 31, 1998. The Company is obligated to file a registration statement (the "Series D Registration Statement") covering the shares of Common Stock issuable on conversion of the Series D Preferred Stock (the "Series D Conversion Shares") and to use its best efforts to cause the Series D Registration Statement to become effective. In general, the number of Series D Conversion Shares issuable on conversion of each share of Series D Preferred Stock shall equal the Stated Value together with accrued and unpaid dividends on such shares, if any, divided by the Conversion Price, which is defined as the lesser of (i) $7.50 or (ii) 80% of the closing bid price of the Common Stock on the five trading days before conversion. If the Series D Registration Statement has not been declared effective within 120 days from December 31, 1996 (the "Initial Issuance Date"), the Conversion Price shall be reduced by an amount between 3% and 20% (resulting in the issuance of a larger number of Series D Conversion Shares) based on the extent of such delay. No Series D Conversion Shares may be sold before the earlier of March 13, 1997 or the date on which the Series D Registration Statement becomes effective. Notwithstanding the effectiveness of the Series D Registration Statement, generally a holder of Series D Conversion Shares may not sell more than 33% of such shares between March 13, 1997 and April 12, 1997, and 67% of such shares between April 13, 1997 and May 22, 1997, a holder may generally sell all of the Series D Conversion Shares after May 13, 1997.

If the Series D Registration Statement has not been declared effective within 365 days of the Initial Issuance Date, a holder of Series D Preferred Stock shall receive a preferential dividend equal to 10% of the Stated Value on the Stated Value on the 366the day after the Initial Issuance Date and preferential dividends of either 3% or 10% of the Stated Value every 30 days thereafter until the 726th day after the Initial Issuance Date.

Upon liquidation, the holders of Series D Preferred Shares shall be entitled to be paid $1,000 per share plus 8% accrued dividends before any distribution to holders of Common Stock. The Company has the right to redeem the shares of Series D Preferred Stock if a holder of such shares exercise his right of conversion at a time when the Conversion Price is below $5.00 or if the Series D Registration Statement has not become effective within 120 days of the Initial Issuance Date. The redemption price to be paid by the Company is determined using a ratio based on the trading price of the Company's Common Stock and the Stated Value.

During 1996, the Company issued 650 Series D shares at $1,000 per share.

The Class A Convertible Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock are all equal in rank with respect to the payment of dividends and the distribution of assets upon liquidation of the Company.


NOTE C--ACQUISITION OF WJA ASSETS

On September 12, 1996, the Company acquired notes (the "WJA Notes") of WJA Realty Limited Partnership ("WJA"), with balances aggregating about $20,000,000 from the Bank of Oklahoma, N.A., Tulsa, Oklahoma. The WJA Notes were secured by, among other collateral, real estate and improvements consisting of three jai-alai and ITW facilities located in Miami, Tampa and Ocala, Florida (the "WJA Frontons"). Consideration for the WJA Notes was a combination of $2,000,000 in cash, a $6,000,000 promissory note bearing interest at the prime rate, 703,297 shares of the Company's Common Stock and a $1,000,000 non-interest bearing note.

On November 25, 1996, the Company entered into an agreement with WJA and Florida Gaming Centers, Inc. a wholly-owned subsidiary of the Company (the "Subsidiary"), pursuant to which the Subsidiary agreed to acquire the WJA Frontons. The acquisition was consummated as of December 31, 1996 for accounting purposes. The WJA Frontons acquired have been combined with the Fort Pierce Fronton into a new Subsidiary.

The consideration for the acquisition included (i) the cancellation of WJA Notes and related obligations acquired by the Company from the Bank of Oklahoma, NA,
(ii) the retention by WJA of 200,000 shares of the Company's common stock owned by WJA, and (iii) a profit sharing arrangement described in more detail below. The Company also assumed the principal amount outstanding under a $500,000 promissory note owed to Wheeler-Phoenix, Inc., with the terms amended to provide for repayment of principal over a ten year period following the closing in equal annual installments and an annual interest rate of 6% (See Note I).

The profit sharing arrangement is based on the Subsidiary's net profits from Jai Alai operations as defined, before income taxes. The Company will pay WJA 20% of the defined cumulative net profits of the Subsidiary for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per year cap described below. The cumulative $1,000,000 cap is equal to the product of $1,000,000 multiplied by the number of years in the ten-year period completed, minus the sum of all amounts previously paid under the 20% profit sharing arrangement. In addition, if the Subsidiary has net profits in any calendar year during the ten-year period in excess of $5,000,000, but does not receive a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, the Subsidiary shall pay WJA 5% of the portion of the net profits on which the 20% payment is not made. No net profit payments will be due for any year after the ten year period. If during the ten year period, the Subsidiary disposes of any of its significant assets or operations, then WJA would be entitled to receive an amount equal to ten percent of the Subsidiary's gain, if any, on the disposition.

Two principals of WJA, also entered into consulting arrangements with the Subsidiary. One principal entered into a ten-year consulting agreement with the Subsidiary, with annual compensation of $100,000 during the first five years of the agreement and annual compensation of $50,000 during the second five years of the agreement. The other principal entered into a five-year consulting agreement with the Subsidiary, with annual compensation of $240,000, plus certain benefits. These two individuals were also granted stock options on the Company's stock with a fair value of $150,298, (See Note D).

A summary of the WJA assets acquired and consideration therefor is as follows:

                                                  Allocated
  Assets Acquired                                  Amount
  ---------------                                -----------

  Jai Alai Frontons in Miami, Tampa,
    and Ocala, Florida                           $17,428,059
  Cash                                               381,997
  Notes receivable                                   167,934
  Inventory                                          134,974
  Other assets                                       308,279
                                                 ------------

                                                 $18,421,243
                                                 ------------
                                                 ------------


Management allocated the purchase price to the basis of the assets acquired based on available appraisals or other fair value information.

  Consideration Paid                               Amount
  ------------------                             ----------

  Cancellation of notes and interest
    receivable from WJA at Company
    carrying value                               $14,692,298
  Accounts payable and other accrued
    expenses assumed                               3,078,647
  Assumption of Wheeler-Phoenix note                 500,000
  Fair value of stock options issued                 150,298
                                                 -----------

                                                 $18,421,243
                                                 -----------
                                                 -----------


NOTE D--STOCK OPTIONS

The Company has various non-qualified and incentive stock option plans and agreements which grant options with Board approval to employees, officers and directors. Under each plan or agreement, the exercise price for each option granted must be at least 100% of the fair market value of the Company's common stock on the date the option is granted.

Under a Stock Purchase Agreement, dated March 31, 1993 Florida Gaming granted Freedom options to purchase 2,030,000 shares of Common Stock at an exercise price of $1.25 per share, exercisable at any time prior to the fifth anniversary of the closing. Reference is made to Note H for details of certain options exercised by Freedom during 1994. Freedom has options for 1,330,000 shares at $1.25 per share at December 31, 1996 and 1995.

The Company has separate stock option agreements with an independent director and two former directors of the Company whereby the Company granted to these individuals non-qualified options to purchase an aggregate of 84,250 of the Company's common stock at an exercise price of $2.50 per share. These options are currently exercisable through December 31, 1997 and include certain registration rights for all shares issued upon exercise (See Note H).

The Company has a Nonqualified Stock Option Plan, which received shareholder approval on July 7, 1995, and which provides that options up to an amount equal to 5% of the Company's issued and outstanding shares of Common Stock can be issued to the Company's non-director employees. Any options issued pursuant to this plan expire five years from date of grant.

The Company also has a stock option plan for directors pursuant to which each current and future director will receive a one-time grant of options of 25,000 Common Shares. Options for 25,000 shares were granted under this plan in 1995. The option price for these shares is the market value at the date of grant. The options are not exercisable for a period of one year from grant or in the case of directors, one year from their date of election to the Board. The options expire five years from date of grant.

On April 28, 1995, the Company granted a former Director an option to purchase 19,000 common shares at $5.19 per share. The option was exercisable after October 29, 1995 and expires five years from date of grant. On the same date the Company granted its Chairman an additional option to purchase 300,000 common shares at $5.00 per share. The option was exercisable after November 8, 1995 and also expires five years from date of grant.

A summary of the Company's current stock-based employee compensation arrangements is as follows:

                                          At January 1, 1995
                                   -------------------------------
                                      Number       Weighted Average
                                    of Options      Exercise Price

  1993 Plans                          84,250           $2.50
  1994 Plans                         250,000           $6.20

                                         At December 31, 1995
                                   -------------------------------

                                      Number       Weighted Average
                                    of Options      Exercise Price

  1993 Plans                          84,250            $2.50
  1994 Plans                         250,000            $6.20
  1995 Plans                         344,000            $5.46

                                         At December 31, 1996
                                   -------------------------------

                                      Number       Weighted Average
                                    of Options      Exercise Price

  1993 Plans                          84,250            $2.50
  1994 Plans                         250,000            $6.20
  1995 Plans                         344,000            $5.46
  1996 Plans                         100,000            $6.31

                                    Expiration      Weighted Average
                                       Year       Grant Date Fair Value
                                   ----------     ---------------------

  1993 Plans                           1997             $0.83
  1994 Plans                           1999             $2.34
  1995 Plans                           2000             $2.06
  1996 Plans                           2001             $2.38

No options from the above plans were exercised or forfeited in either 1996 or 1995. The fair value of the options was determined using the Black-Scholes option pricing model. The assumptions used during 1996 to value the Company's stock options were as follows:

        Risk-free rate of return                  6.000%
        Expected forfeitures                      None
        Expected volatility                       30.00%
        Expected dividends                        None

No compensation cost was recognized during 1996 or 1995 for stock options issued to employees and directors. Had the Company accounted for stock options issued using the fair value method (FASB 123), the Company's compensation expense would have been increased by $238,362 and $709,892, respectively. The fair value of stock options granted in connection with the Company's acquisition of the Jai Alai facilities described in Note C was $150,298. Such amount is included in the basis of the assets acquired and in capital in excess of par value in the accompanying 1996 balance sheet.

NOTE E--INCOME TAXES

At December 31, 1996, the Company had tax net operating loss (NOL) carryforwards of approximately $11,752,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2011. However, virtually all of the Company's NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $95,000 per fiscal year under Section 382 of the IRC because Freedom's stock purchase discussed in Note D was considered a change in ownership under the "deemed exercise rule" of IRC Section 382. As a result, only the net operating losses attributable to the period after the "change in ownership" (approximately $1,381,000 are not subject to the Section 382 limitation).

The Company has unused general business tax credits of approximately $137,000. These credits expire at various dates through the year 2001 to offset any future tax liabilities of the Company.


NOTE F--LOSS PER COMMON SHARE

The loss per common share was calculated based on the net loss, the amount of the preferred stock dividend and the weighted average number of outstanding common shares (3,598,905 and 3,120,674, for 1996 and 1995, respectively). Options outstanding were not considered in the computations of loss per common share as they were anti-dilutive.


NOTE G--RELATED PARTY TRANSACTIONS

General and administrative expenses include the following amounts paid to members of the Board of Directors of the Company:

                                              Years ended December 31,
                                                 1996        1995
                                             ----------- -----------

  Directors' fees                               $18,000      $16,000
  Directors' expense reimbursements                 -0-      $ 1,542

Reference is made to Note K for details pertaining to the Company's credit facility with Freedom Financial Corporation, a closely-held corporation owned substantially by the Company's Chairman.

During 1996, the Board of Directors established the Chairman's annual salary at $360,000, payable monthly. The Chairman had previously received no salary.

NOTE H--COMMITMENTS AND CONTINGENCIES

LITIGATION: On May 13, 1994, American Jai-Alai, Inc. ("American") filed suit in the Circuit Court of the Fifteenth Circuit in Florida, Palm Beach County, against the Company. American alleges that in August 1993, the Company entered into a contract with American that American would manage the Fronton if the Company acquired it. American alleges that the Company and American agreed to enter into a five-year renewable management contract pursuant to which American would guarantee a $480,000 annual payment to the Company. An additional sum of the Fronton's net operating income above $480,000 would be paid to the Company, with American receiving 25% of all net operating income above $750,000 annually.

In addition, American alleges that it has a first right of refusal if the Company desires to sell the Fronton at anytime during the alleged management contract. American also alleges that the Company granted it an option to purchase 100,000 shares of Common Stock at $2.50 throughout the alleged management contract, but not to exceed 1997.

In addition, American alleges that the Company agreed to pay American 25% of any profit realized from the sale of the Fronton, if such sale was not to American pursuant to its alleged right of first refusal.

In the Complaint, American alleges, among other claims, breaches of fiduciary duty, breach of contract and fraud. On May 20, 1994, counsel for American stated that American was exercising its alleged right to purchase the 100,000 shares of Common Stock for $2.50. The Company has not issued any shares of Common Stock pursuant to this demand. The Company filed an Answer to the Complaint and also filed a motion to move the suit from Palm Beach County to St. Lucie County, which was granted by the circuit court. An Amended Complaint was filed on January 25, 1995, and the Company filed its responsive pleading on April 25, 1995, denying the allegations in the Amended Complaint. The Company filed a Motion for Summary Judgment on February 20, 1996, in which the Company asserts that, as a matter of law, no written management agreement exists between the parties.

On or about October 22, 1996, authorized representatives of the Company and American entered into a letter agreement of settlement in this matter, which is referred to as the "Memorandum of Understanding" or "MOU". Since that date, the parties have been attempting to memorialize the MOU in final settlement documents and the Company has filed a motion to compel settlement. If that motion is successful, the case should be settled and, therefore, dismissed. The Company denies the allegations and believes that this proceeding is not likely to result in an adverse judgment that is material to the results of its operations and financial condition.

Subsequent to December 31, 1996, as part of an agreement to settle this litigation, the Company negotiated an option agreement with the principal of American providing American with a 6 month option to acquire the Company's Ocala Jai Alai for $2,000,000 and the right to receive 15,000 shares of the Company's common stock. Any such shares issued would carry "piggyback" registration rights.

On December 16, 1994, General Realty and Finance Co. filed in Palm Beach County, against the Company alleging a breach of a commission agreement for the purchase of the Ft. Pierce Jai Alai fronton. A Motion to Transfer Venue was filed January 30, 1995, seeking to have venue transferred to St. Lucie County. The Company has previously paid a commission to a party to the suit and has attempted to pay the principal of General Realty, for the commission; however, the payment was rejected. On January 3, 1996, the Company filed a Motion for Partial Summary Judgment as to the allegations that the Company breached a written commission agreement. On January 29, 1996, the court issued an Order granting the Company's Motion for Partial Summary Judgment finding, as a matter of law, that there was no written commission agreement between General Realty and the Company. General Realty filed its Second Amended Complaint on February 13, 1996, adding allegations that General Realty and the Company had an oral or implied commission agreement which has been breached by the Company. The Company filed a responsive pleading to the Amended Complaint, and again moved from, and was granted, a summary judgment finding, as a matter of law, that there was no oral commission agreement between General Realty and the Company. That summary judgment left only equitable theories of recovery available to General Realty. On or about December 12, 1996, the parties reached a settlement in mediation. Since that date, the parties have been attempting to memorialize the settlement reached and have exchanged several drafts of settlement. The Company believes this matter will ultimately be settled or that this case will be dismissed.

CASINO AMERICA: On October 4, 1994, the Company entered into a letter of intent (the "Letter of Intent") with Casino America, Inc. ("Casino America") to form a joint venture (the "Joint Venture") to build and operate a casino at the Fronton. Casino America owns and operates three riverboat and dockside casinos located in Mississippi and Louisiana. If the Joint Venture is formed before passage of an amendment to the Florida Constitution to permit casino gaming at the Company's Fronton in Fort Pierce, Florida, the Company will contribute its interest in the Fronton to the Joint Venture with a credit to its joint venture capital account of $5,000,000. Casino America will contribute up to $2,500,000, as needed, to construct a 100,000 square foot indoor facility suitable for a casino or flea market. If casino gaming is not permitted in Florida by 2000, Casino America has a continuing option to convert the money contributed to the Joint Venture to a promissory note from the Joint Venture payable in equal payments over a ten year period with interest at 8% per annum. If casino gaming is permitted at the Fronton by 2000, the value of the assets contributed by the Company to the Joint Venture will be adjusted to increase the Company's capital account up to $22,500,000. Casino America would fund its capital account on an as needed basis up to $22,500,000. All profits and losses of the Joint Venture will be allocated between the partners based upon capital accounts.

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

Freedom Financial Corporation ("Freedom") has informed the Company that Casino America has purchased 22,500 shares of Freedom's 7% Series AA Mandatorily Redeemable Preferred Stock (the "Freedom Preferred Stock"). The Freedom Preferred Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and possible passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Freedom Preferred Stock is convertible into a minimum of 150,000 shares and a maximum of 300,000 shares of the Common Stock. Casino America is the sole holder of Freedom Preferred Stock. On October 12, 1994, Freedom purchased 300,000 shares of Common Stock from the Company by partial exercise of its option to purchase up to 1,630,000 shares (at that date) of the Company's Common Stock at an exercise price of $1.25 per share. In addition to its remaining option to purchase 1,330,000 shares of the Company's Common Stock, Freedom now owns directly 1,349,480 shares of the Company's 4,340,626 shares of issued and outstanding Common Stock. (See Note D.)

REGISTRATION RIGHTS: The Company has committed upon certain terms and conditions, to include certain shares held by other parties, in a future registration statement it files on its own behalf, allowing those shares to be publicly traded. Reference is made to Notes D and J for details of those transactions involving these registration rights. A summary of such shares is as follows:

         Shares issued in 1994 to acquire
           the Ft. Pierce fronton                   200,000
         Shares issued in 1994 to acquire
           St. Lucie County real estate              47,336
         Shares under option to a former
           officer and director                      84,250
                                                   --------

                                                    331,586
                                                   --------
                                                   --------

LEASES: The Company rents totalizator (Autotote) and other equipment under leases which expire at various dates through 1999. The totalizator leases require a minimum annual rental plus contingent rentals based on a percentage of the handle in excess of the minimum annual rental. Total totalizator and other equipment rental expense under operating leases for the year ended December 31, 1996 and 1995 was approximately $294,000 and $310,000, respectively. The remaining minimum lease commitments under all operating leases at December 31, 1996, including those obligations assumed in connection with the Company's acquisition of certain WJA assets (see Note C), are as follows:

                                          Minimum
                      Year             Annual Rental
                      ----             -------------

                      1997               $1,150,000
                      1998                1,050,000
                      1999                  400,000
                                         ----------

                                         $2,600,000
                                         ----------
                                         ----------

STOCK APPRECIATION GUARANTEES: In connection with the purchase of certain real estate described in Note J, the Company issued 47,336 shares of its $.10 par value stock having a quoted market value of $3.10 on the date of issue. The real estate purchase agreement included the Company's guarantee of the appreciation in value of such stock as follows:

  * If the seller holds the stock for at least three years from the date   of
    closing, (the "$10.00 Guaranty Date") the market value of the stock at the end of the three year period will be at least $10.00 per share.

  * If the Company or its successors or assigns or any entity in which the Company has an interest is approved as a casino permit holder within three years from the date of closing this transaction, and in fact does open a casino, then in that event the Company guarantees that the market value of the stock will be at least $20.00 per share, two years from the date that the Company or its successors or assigns or any entity in which the Company has an interest actually opens and is operating a casino, (the "$20.00 Guaranty Date").

  * For the purpose of the agreement, the price per share on the $10.00 Guaranty Date and the $20.00 Guaranty Date shall be the over the counter bid price, ("Market Value"). On the $10.00 and $20.00 Guaranty Date, Seller shall request in writing to the Company to reimburse Seller for the difference between the market value of the shares and the guaranteed price. Seller shall remit with said request evidence that Seller is still in ownership and possession of said stock. The Company shall pay the difference to Seller within ninety (90) days from receipt of Seller's request.

In addition to the Company's guarantee, Freedom Financial Corporation provided a similar guarantee as a further inducement to the seller of the real estate. Based on the December 31, 1996 closing price of the Company's common stock ($5.31), a payment of $222,006, the equivalent of 41,809 shares would be due under the $10 guarantee and a payment of $695,366, the equivalent of 130,954 shares, would have had to be made at that date to satisfy the terms of the $20 guarantees.

OTHER COMMITMENTS: Reference is made to Note L for details of the Company's commitments arising from the pursuit of additional gaming ventures.

LITIGATION COSTS: In addition to legal fees incurred in the normal course of the Company's business activities, during 1996 and 1995 the Company paid approximately $107,000 and $99,000, respectively for settlement costs and legal fees associated with the defense of the various lawsuits described above. Such costs are included in Professional Fees in the accompanying Statements of Operations.

COLLECTIVE BARGAINING AGREEMENT: The Company is a party to a collective bargaining agreement with the International Jai Alai Players Association U.A.W. Local 8868, AFL-CIO. The agreement allows the Company to negotiate individual contracts with players and provides for minimum salaries and bonuses based on parimutuel handle, certain cesta allowances and retirement benefits. The agreement continues from year to year unless timely notice of termination is given by either party to the agreement.

CONCENTRATION OF CREDIT: The Company maintains significant cash balances with financial institutions in excess of the insurance provided by the Federal Deposit Insurance Corporation (FDIC).


NOTE I--LONG-TERM DEBT

The Company's long-term debt comprises the following at December 31, 1996:

                                                   CURRENT      LONG-TERM
                                                   -------      ---------

Mortgage note dated September 30, 1994 secured
  by 18.584 acres in St. Lucie County, Florida
  (Graham Road); payable in monthly installments
  of $2,042 including interest at 10% per annum
  through August 30, 1997 with a balloon payment
  of $172,888, including interest, due on
  September 30, 1997.                             $175,606            -0-

Mortgage note dated June 17, 1994 secured by real
  estate located in St. Lucie County; payable in
  monthly installments of $425 including interest
  at 8% per annum through June 17, 2004.             2,909     $   25,524

Mortgage noted dated January 3, 1995 secured
  by real estate located in St. Lucie county;
  payable in monthly installments of $1,980
  including interest at 9.5% per annum through
  December 3, 1999 with a balloon payment of
  $226,774, plus interest, due on January 3,
  2000.                                              1,741        230,790

Mortgage note dated January 3, 1995 secured
  by real estate located in St. Lucie county;
  payable in monthly installments of $2,079
  including interest at 9.5% per annum
  through December 3, 1999 with a balloon
  payment of $238,113, plus interest due
  on January 3, 2000.                                1,828        240,238

                                                   CURRENT      LONG-TERM
                                                   -------      ---------

Mortgage note dated January 31, 1995
  secured by real estate located in St. Lucie
  county; payable as follows:  $2,655 monthly
  at 8% per annum through February 1, 1996;
  $4,548 monthly at 9% per annum from March 1,
  1996 through February 1, 1998; $4,017 monthly
  at 9.5% or prime rate plus 2% (whichever is
  greater) per annum from March 1, 1998 through
  February 1, 2000; a balloon payment of
  approximately $277,958, plus interest, due on
  February 1, 2000.                               $ 24,952     $  315,404

A non-interest bearing note payable dated
  September 12, 1996 unsecured; payable in
  quarterly installments based on net cash
  flow calculations computed by the note
  maker (Florida Gaming Corporation) at the
  end of each quarter; note maker has no
  obligation to pay principal under the note
  except to the extent of an undivided fifty
  percent (50%) of all collections in excess
  of $12,000,000 United States dollars in
  respect of the WJA (World Jai Alai) notes            -0-      1,000,000

Mortgage note dated September 12, 1996
  secured by real estate located in Tampa,
  Ocala, Fort Pierce, and Miami, Florida;
  also secured by security agreement on
  furniture, fixtures, equipment, receivables
  and intangibles in Tampa, Ocala, and Miami,
  Florida payable as follows:  interest only
  on the last day of January and February 1997
  at prime rate per annum; principal amount
  of $83,333.33 plus interest on the last day
  of March 1997, April 1997, May 1997, June 1997,
  July 1997, and August 1997 at prime rate per
  annum; principal amount of $166,666.66 plus
  interest on last day of September 1997 and
  thereafter on the last day of each month
  until August 31, 1998 at prime rate per annum;
  a final installment in the amount of all
  principal then outstanding plus interest on
  September 12, 1998 at prime rate per annum.    1,166,667      4,833,333

                                                   CURRENT      LONG-TERM
                                                   -------      ---------

Note payable to Wheeler-Phoenix, Inc.,
  assumed in connection with the
  acquisition of assets described in Note C;
  payable in 10 annual installments plus
  interest at 6%.                               $   50,000     $  450,000
                                                ----------     ----------

                                                $1,423,703     $7,095,289
                                                ----------     ----------
                                                ----------     ----------

The approximate maturities of the Company's long-term debt for the five years subsequent to December 31, 1996 are as follows: 1997--$1,373,703; 1998--$4,856,105; 1999--$28,272; 2000--$745,646; 2001--$4,002;
thereafter--$1,011,264.


NOTE J--PROPERTY, PLANT AND EQUIPMENT

Plant and equipment comprise the following:
                                                      December 31,
                                                1996              1995
                                             -----------       ----------

  Land (undeveloped)                         $ 1,617,495       $1,617,495
  Land (improved)                              9,840,000        1,115,030
  Buildings and improvements                   9,597,450        1,898,151
  Equipment, furniture and fixtures            1,663,669          543,390
  Vehicles                                        59,851           47,015
  Less accumulated depreciation                 (528,700)        (336,644)
                                             -----------       ----------

                                             $22,243,765       $4,884,437
                                             -----------       ----------
                                             -----------       ----------


The Company made three purchases of undeveloped land during 1994. The three purchases comprised approximately 20 acres, including two separate lots, all of which are adjacent to the Ft. Pierce Jai Alai property. The amounts paid for this property totaled $529,864 including debt assumptions of $190,000, cash payments of $185,000 and the issuance of 47,336 shares of the Company's common stock.

Reference is made to Note H for information pertaining to guarantees of the value of such stock at various futures dates and certain registration rights granted with respect to the shares issued.

During 1995, the Company acquired an additional 80 acres of undeveloped land adjacent to its other properties in Ft. Pierce, Florida at a cost of $1,088,000 through cash payments of $243,000 and the issuance of long-term debt of $845,000. The Company has no definitive plans for the property acquired; however due to its proximity to its Ft. Pierce Jai Alai facilities, it is expected to be used in similar or supporting activities.


NOTE K--NOTES RECEIVABLE

Included in notes receivable in the accompanying 1996 and 1995 balance sheets is a note comprising a line of credit granted to Freedom Financial Corporation on December 15, 1995. The balances of such line were $1,796,860 and $350,000 at December 31, 1996 and 1995, respectively. The credit facility, which is secured by refundable income taxes and real estate owned by Freedom, is due on demand and bears interest at 2% above prime. Interest receivable on this line of credit totaled $119,348 and $2,215 at December 31, 1996 and 1995, respectively. Freedom paid no interest to the Company during 1996. Freedom Financial is owned substantially by the Company's Chairman. No independent determination of the loan to collateral value ratio has been made.

As described in Note C, during 1996 the Company acquired certain notes of WJA with a face value of approximately $20,000,000. These notes were ultimately canceled by the Company in exchange for substantially all of the assets of WJA. The Company accrued interest income of $1,101,087 on these notes from their date of acquisition to their date of cancellation.


NOTE L--GAMING VENTURE INVESTMENTS

During 1995, the Company entered into several arrangements with different Native American Tribes to explore possible opportunities for gaming ventures. The arrangements generally provide the Company the right to receive compensation from the Tribe's share of the potential gaming profits for supplying the management services and/or financing necessary for the construction and operation of the gaming facilities. The Company's commitment to provide construction financing and working capital is contingent upon the Tribes' procurement of judicial or regulatory approval to operate a gaming venture. At December 31, 1996, the Company's contingent commitment to provide financing to potential gaming ventures totaled $5,000,000. Management expects the funds necessary to meet this commitment to be obtained through the issuance of additional debt or equity instruments should the gaming operations materialize. The Company expended $21,000 and

$729,347 during 1996 and 1995, respectively related to these gaming venture arrangements of which $-0- and $406,347 are included in Other Expense in the accompanying 1996 and 1995 Statements of Operations, respectively. $21,000 and $323,000 of the funds expended in 1996 and 1995, respectively were made to one Tribe as working capital loans and are carried as an Investment on the accompanying Balance Sheets based on the Company's financing ("loan") agreement with the recipient Tribe. Recovery of these funds under the "loan" agreement is contingent upon such agreement becoming effective after the Tribe receives judicial approval to establish the intended gaming operation. The Tribe has not been able to obtain the necessary regulatory or judicial approval to operate the contemplated gaming ventures. The financing agreement which is carried as an investment on the accompanying balance sheet expires on June 30, 1997, unless extended. Management has provided a reserve of $34,000 against the investment to reflect the diminished expectation of success in the short-term.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FLORIDA GAMING CORPORATION



Date:  March 28, 1997                 By /s/ W. Bennett Collett
                                         --------------------------
                                             W. Bennett Collett
                                          Chairman and Chief Executive
                                           Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/ W. Bennett Collett           Chairman of the Board          March 28, 1997
----------------------------     of Directors and
W. Bennett Collett               Chief Executive Officer
                                (Principal Executive Officer)


/s/ Timothy L. Hensley           Executive Vice President,      March 28, 1997
----------------------------     Treasurer, Chief Financial
Timothy L. Hensley               Officer, and Director
                                (Principal Financial Officer)
                                (Principal Accounting Officer)


/s/ Robert L. Hurd               President and Director         March 28, 1997
----------------------------
Robert L. Hurd


/s/ W. Bennett Collett, Jr.      Director, Executive            March 28, 1997
----------------------------     Vice President and
W. Bennett Collett, Jr.          Secretary



/s/ Gary E. Bowman               Director                       March 28, 1997
----------------------------
Gary E. Bowman


/s/ George W. Galloway, Jr.      Director                       March 28, 1997
----------------------------
George W. Galloway, Jr.


/s/ Roland M. Howell             Director                       March 28, 1997
----------------------------
Roland M. Howell