Form 10QSB
period 1997-03-31
FLORIDA GAMING CORP
filed 1997-05-14
CIK 312065

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549

                                    F O R M 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934


                    For the Quarterly Period Ended March 31, 1997

                            Commission file number 0-9099



                              FLORIDA GAMING CORPORATION
                              --------------------------
                (Exact name of registrant as specified in its charter)


                  DELAWARE                                 59-1670533
      ------------------------------          ---------------------------------
    (State or other Jurisdiction of         (IRS Employer Identification No.)
      Incorporation or Organization)


    1750 SOUTH KINGS HIGHWAY, FT. PIERCE, FLORIDA                34945-3099
   ----------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip code)


    Registrant's telephone number, including area code    (407) 464-7500
                                                        -----------------------

Former name, former address and former fiscal year, if changed since last report
  N/A
-----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES    X       NO
                          ------        ------


4,948,121 shares of the issuer's Common Stock were outstanding as of the latest practicable date, MAY 14, 1997 .

                   Transitional Small Business Disclosure Format:

                      YES           NO   X
                          ------       ------

                                    FLORIDA GAMING
                                     CORPORATION

                                 INDEX TO FORM 10-QSB



                                                                                                PAGE NUMBER
                                                                                                -----------
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of March 31, 1997 (unaudited) and December 31, 1996. . . . . . . . . .           3

Statements of Operations (unaudited) Three Months ended March 31, 1997 and 1996. . . . .           5

Statements of Cash Flows (unaudited) Three Months ended March 31, 1997 and 1996. . . . .           6

Notes to Financial Statements (unaudited). . . . . . . . . . . . . . . . . . . . . . . .           7


Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . .           14




PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           19



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           23



PART I.  FINANCIAL INFORMATION



ITEM 1.



                              FLORIDA GAMING CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)



                                                                                          March 31,     December 31,
                                                                                              1997             1996
                                                                                         ----------    -------------
ASSETS
------

CURRENT ASSETS:
      Cash and cash equivalents  (Note 2). . . . . . . . . . . . . . . . . . . . . .       $794,039       $907,527
      Accounts receivable & current portion of notes receivable (Note 6) . . . . . .      2,473,681      2,100,259
      Inventory (Note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        150,666        169,419
      Prepaid expense and other. . . . . . . . . . . . . . . . . . . . . . . . . . .        445,081        103,200

                                                                                        -----------    -----------
             Total current assets                                                         3,863,467      3,280,405

PROPERTY AND EQUIPMENT:

      Land (Notes 2 and 8) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,900,810     11,457,495
      Building and Improvements (Notes 2 and 8). . . . . . . . . . . . . . . . . . .      9,509,330      9,747,978
      Furniture, fixtures and equipment (Notes 2 and 8). . . . . . . . . . . . . . .      2,165,801      1,717,520
                                                                                        -----------    -----------

                                                                                         23,575,941     22,922,993
        Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . .       (740,461)      (528,700)
                                                                                        -----------    -----------
                                                                                         22,835,480     22,394,293
                                                                                        -----------    -----------

GAMING VENTURE  INVESTMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        310,000        310,000

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        313,779        320,351
                                                                                        -----------    -----------
                                                                                        $27,322,726    $26,305,049
                                                                                        -----------    -----------
                                                                                        -----------    -----------


continued

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS

(continued)




LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------



                                                                                                   March 31,     December 31,
                                                                                                     1997             1996
                                                                                                   ---------     ------------
CURRENT LIABILITIES
  Accounts payable (Note 2). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..       $   3,412,008  $     970,664
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,259,869      3,333,885
  Short-term borrowing and current portion of long-term debt . . . . . . . . . . . . . .            1,834,801      1,423,703
                                                                                                -------------  -------------

   Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,506,678      5,728,252

LONG-TERM LIABILITIES
  Long-term portion note payable.. . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,677,947      7,095,289

STOCKHOLDER'S EQUITY (See Notes 2,4,5, and 7):

  Class A convertible preferred stock, convertible to common stock; $.10 par value,
   1,200,000 shares authorized, 34,435 shares issued and outstanding at March 31, 1997,
   and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                3,443          3,443

  Class B convertible preferred stock;  convertible to common stock,  5,000 shares
   authorized;   612.5 and 1,990 shares issued and outstanding at March 31, 1997 and
   December 31, 1996, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . .                   61            199

  Class C 8% cumulative convertible preferred stock, convertible to common stock,
   5,000 shares authorized; 550 shares issued and outstanding at March 31, 1997
   and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   55             55

  Class D 8% cumulative convertible preferred stock, 5,000 shares authorized; 650 shares
   issued and outstanding at March 31, 1997 and December 31, 1996 . . . . . . . . . . .                   117             65

  Common stock, $.10 par value, authorized 15,000,000 shares, 4,598,524 issued and outstanding at March 31, 1997, and 4,340,626 shares issued and outstanding at
   December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              459,852        434,063

  Capital in excess of par value . . . . . . . . . . . . . . . . . . . . . . . . . . . .           34,087,640     35,276,095

  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (20,413,067)   (22,232,412)
                                                                                                -------------  -------------

     Total stockholders equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14,138,101     13,481,508
                                                                                                -------------  -------------

     Total liabilities and stockholders equity . . . . . . . . . . . . . . . . . . . . .        $  27,322,726  $  26,305,049
                                                                                                -------------  -------------
                                                                                                -------------  -------------


      The accompanying notes are an integral part of these financial statements.

                              FLORIDA GAMING CORPORATION
                               STATEMENTS OF OPERATIONS
                                     (unaudited)


                                                                 FOR THE THREE MONTHS ENDED
                                                                 --------------------------
                                                            March 31, 1997      March 31, 1996
                                                            --------------      --------------
HANDLE:
Jai-Alai.                                                    $  29,189,610       $   2,870,125
Inter- Track Wagering (ITW)                                     14,690,520           6,126,142
                                                            --------------      --------------
    Total Pari-Mutuel Handle                                    43,880,130           8,996,267
                                                            --------------      --------------
                                                            --------------      --------------
REVENUE:
On Site Mutuel Revenue, Net of
Pari-Mutuel taxes to State of Florida                        $   4,878,415       $     631,983
Inter-Track Mutuel Commissions                                   1,366,829             606,750
                                                            --------------      --------------
    Net Pari-Mutuel Revenue                                      6,245,244           1,238,733

Admissions Income                                                  176,775              44,513
Programs, Food, Beverage and Other                               1,263,897             336,379
                                                            --------------      --------------
    Total Operating Revenue                                  $   7,685,916       $   1,619,625
                                                            --------------      --------------
                                                            --------------      --------------

COSTS AND EXPENSE:
Operating                                                    $   5,134,468       $   1,381,307
General and Administrative                                       2,410,114             426,227
                                                            --------------      --------------
    Total Costs and Expense                                      7,544,582           1,807,534
                                                            --------------      --------------

    Net Income (Loss) From Operations                        $     141,334       $    (187,909)
                                                            --------------      --------------
                                                            --------------      --------------


OTHER INCOME (EXPENSES)
    Interest and Dividend Income                                    67,169              44,698
                                                            --------------      --------------
    Net Income (loss)                                        $     208,503       $    (143,211)
                                                            --------------      --------------
                                                            --------------      --------------

Earnings (loss) per  Common Share                             $       0.05       $       (0.04)
Earnings (loss) per  Common Share (fully diluted)             $       0.03                N/A
Weighted Avg. Common Shares Outstanding                          4,458,166           3,199,518
Fully diluted per share earnings (See Note  4)


      The accompanying notes are an integral part of these financial statements.

                             FLORIDA GAMING CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                                     For the Three Months Ended
                                                                                    -----------------------------
                                                                                     March 31,          March 31,
                                                                                       1997               1996
                                                                                    ----------          ----------
Cash flows from operating activities:
Net Income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  208,503          $ (143,211)
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .         218,011              48,600
        Loss on sale of assets . . . . . . . . . . . . . . . . . . . . . . . .               0                   0
        Realized gain on sale of marketable securities . . . . . . . . . . . .               0                   0
        Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . .        (373,422)            (15,648)
        Prepaid expenses and other current assets. . . . . . . . . . . . . . .         (96,989)            (23,666)
        Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             318              (8,495)
        Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,752              (2,443)
        Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .         287,582               9,890
        Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          79,747              39,860
                                                                                    ----------          ----------
                 Total adjustments . . . . . . . . . . . . . . . . . . . . . .         133,999              48,098

            Net cash provided (used) by operating activities . . . . . . . . .      $  342,502           $ (95,113)

Investing activities:
            Loan  to affiliated company. . . . . . . . . . . . . . . . . . . .        (244,892)           (135,000)
            Capital Expenditures (Note 8). . . . . . . . . . . . . . . . . . .        (652,943)           (100,142)
                                                                                    ----------          ----------

            Net cash provided from (used in) investing activities. . . . . . .      $ (897,835)         $ (235,142)

Financing activities:
            Net proceeds from borrowing/Repayment of Borrowings. . . . . . . .          (6,244)           (111,023)
            Stockholders Equity:
               Issuance of Preferred Stock, net proceeds . . . . . . . . . . .         448,089           2,112,624
                                                                                    ----------          ----------

            Net cash provided (used) from financing activities . . . . . . . .      $  441,845          $2,001,601

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . . . . .      $ (113,488)         $1,671,346

CASH AND EQUIVALENT AT BEGINNING OF YEAR . . . . . . . . . . . . . . . . . . .      $  907,527          $2,721,865
                                                                                    ----------          ----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER. . . . . . . . . . . . . . . . . .      $  794,039          $4,393,211
                                                                                    ----------          ----------
                                                                                    ----------          ----------
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
             Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         153,151              42,802
             Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .               0                   0



      The accompanying notes are an integral part of these financial statements

FLORIDA GAMING CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 1997
(unaudited)

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

COMPANY BACKGROUND: Florida Gaming Corporation (the Company) operates live Jai Alai games and Inter-Track Wagering ("ITW') on Jai-Alai, horse racing and dog racing in Miami, Tampa, Ocala, and Ft. Pierce Florida.

Approximately 45% of the Company's common stock is controlled by the Company's Chairman either directly or beneficially through his ownership of Freedom Financial Corporation (Freedom) a closely held corporation.

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

PARI-MUTUEL WAGERING: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and off-site ITW events. On-site live Jai-Alai wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida and a portion retained by the Company. Off-site ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company's liability to host tracks for ITW collections totaled $44,555 and $40,646 at March 31, 1997 and December 31, 1996, respectively. Unclaimed winnings totaled $799,408 and $930,017 at March 31, 1997 and December 31, 1996, respectively, including $851,163 assumed in connection with the Company's purchase of three (3) Jai Alai facilities on December 31, 1996 (See
Note 8).

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

RECLASSIFICATION: Certain 1996 amounts have been reclassified to conform with their 1997 presentation.

(3)      INCOME TAXES

At December 31, 1996, the Company had tax net operating loss (NOL) carryforwards of approximately $11,752,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal year 2011. However, virtually all of the Company's NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $95,000 per fiscal year under
Section 382 of the IRC because Freedom's stock purchase discussed in Note D was considered a change in ownership under the "deemed exercise rule" of IRC Section
382. As a result, only the net operating losses attributable to the period after the "change in ownership" (approximately $1,381,000 are not subject to the Section 382 limitation).

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

(4)      INCOME PER COMMON SHARE

The income per common share was calculated based upon net income and the weighted average number of outstanding common shares (4,458,166 and 3,199,518 for the three months ended March 31, 1997, and 1996, respectively). Options and convertible securities were included in the computations of income per share on a fully diluted basis for the period ended March 31, 1997. Options and convertible securities were not included in the computations of loss per shares for the period ended March 31. 1996, because their inclusion would be anti-dilutive. Weighted average equivalent shares on a fully diluted basis for the three months ended March 31, 1997 were 7,473,089 shares, consisting of 84,250 options held by three former directors, 19,000 in options held by a former officer of the Company, 506,673 shares of equivalent converted Preferred Stock, 1,075,000 in options held by directors and an executive officer under Qualified and Non-qualified Stock Option Plans, 1,330,000 in options held by Freedom Financial Corporation, and the 4,458,1666 weighted average common
shares.   Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

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

Upon liquidation, the holders of Series C Preferred Shares shall be entitled to be paid $1,000 per share plus 8% accrued dividends before any distribution to holders of Common Stock. The Company has the right to redeem the shares of Series C Preferred Stock if a holder of such shares exercises his right of conversion at a time when the conversion price is below $5.00. The redemption price to be paid by the Company is 125% of the Stated Value of such shares together with all accrued and unpaid dividends thereon.

During 1996, the Company issued 550 Series C shares at $1,000 per share.

The Company is also authorized to issue up to 5,000 shares of Series D 8% Cumulative Convertible Preferred Stock (the "Series D Preferred Stock"), which provides annual dividends at the rate of 8% of the shares' Stated Value. The Stated Value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company's Board of Directors, such dividends may be paid in shares of the Series D Preferred Stock.

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

If the Series D Registration Statement has not been declared effective within 365 days of the Initial Issuance Date, a holder of Series D Preferred Stock shall receive a preferential dividend equal to 10% of the Stated Value on the Stated Value on the 366th day after the Initial Issuance Date and preferential dividends of either 3% or 10% of the Stated Value every 30 days thereafter until the 726th day after the Initial Issuance Date.

Upon liquidation, the holders of Series D Preferred Shares shall be entitled to be paid $1,000 per share plus 8% accrued dividends before any distribution to holders of Common Stock. The Company has the right to redeem the shares of Series D Preferred Stock if a holder of such shares exercises his right of conversion at a time when the Conversion Price is below $5.00 or if the Series D Registration Statement has not become effective within 120 days of the Initial Issuance Date. The redemption price to be paid by the Company is determined using a ratio based on the trading price of the Company's Common Stock and the Stated Value.

During 1996, the Company issued 650 Series D shares at $1,000 per share and on January 16, 1997 the Company issued another 525 shares.

The Class A Convertible Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, and the Series D Preferred Stock are all equal in rank with respect to the payment of dividends and the distribution of assets upon liquidation of the Company.


(6)      RELATED PARTY TRANSACTIONS

On August 26, 1994, Freedom Financial Corporation exercised its option in part to purchase 400,000 shares of the Company's common stock at an exercise price of $1.25 per share. On October 12, 1994, Freedom exercised its option to acquire an additional

300,000 shares. These purchases resulted in approximately $875,000 in additional equity capital for the Company. Freedom retains an option to purchase 1,030,000 shares at an exercise price of $1.25 per share. On April 21, 1997, the independent Directors of the Company adopted a resolution extending Freedom's options to March 31, 2000. On May 1, 1997 Freedom exercised its option to acquire an additional 300,000 shares for $375,000. See also Note (7) Commitments and Contingencies - Casino America.

The Company has various non-qualified stock option plans and agreements which grant options with Board approval to employees, officers, and directors. Under each plan or agreement, the exercise price for each option granted must be at least 100% of the fair market value of the Company's common stock on the date the option is granted.

Under three separate agreements during fiscal 1993, prior to the transaction that resulted in current management assuming control of the Company, the Company entered into stock option agreements with an independent director and two former directors of the Company whereby the Company granted to these individuals non-qualified options to purchase an aggregate 84,250 shares of the Company's common stock at an exercise price of $2.50 per share. These options are currently exercisable, expire December 31, 1997, and include certain registration rights for all shares issued upon exercise.

On April 21, 1994, the Company adopted a new Non-qualified Stock Option Plan, subject to shareholder approval, under which options up to an amount equal to 5% of the Company's issued and outstanding shares of Common Stock can be issued to the Company's non-director employees. On April 21, 1994, pursuant to this plan options for 50,000 shares of Common Stock were granted to the Company's Executive Vice President (prior to his becoming a director) and options for 25,000 shares were granted to the Company's Chief Financial Officer, each with an exercise price per share of $7.50.

During August, 1994, the Company initiated a new stock option plan for directors pursuant to which each current and future director will receive a one-time grant of options of 25,000 Common Shares. Options for 150,000 shares were granted under this plan in 1994. The option prices for these shares are the market value at the respective dates of grant (range from $5.50 to $5.75 in 1994). The options are not exercisable until one year from the date of election to the Board.

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

On February 26 and 27 of 1997 the Company granted 390,000 Non-qualified options to Chairman Collett and the other Directors pursuant to and consisting of 25,000 shares under the existing Directors Plan, 240,000 shares under newly adopted grants for Directors based on years of service to the Company, and additional grant of 125,000 shares for Chairman/CEO Collett. (See Exhibits to this 10QSB listed in Item #6).

Included in notes receivable is an approximately $2,000,000 line of credit granted to Freedom Financial Corporation in December of 1995. The credit facility, which is secured by real property owned by Freedom, is due on demand and bears interest at 2% above prime. Freedom Financial is owned substantially by the Company's Chairman.

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

Subsequent to December 31, 1996, as part of an agreement to settle this litigation, the Company negotiated an option agreement with the principal of American providing American with a 6 month option to acquire the Company's Ocala Jai Alai for $2,000,000 and the right to receive 15,000 shares of the Company's common stock. This agreement was finalized and the suit voluntarily dismissed on March 26, 1997. The 15,000 shares were issued by the Company on April 28, 1997. These shares carry certain "piggyback" registration rights.

On December 16, 1994, General Realty and Finance Co. filed in Palm Beach County, against the Company alleging a breach of a commission agreement for the purchase of the Ft. Pierce Jai Alai fronton. A Motion to Transfer Venue was filed January 30, 1995, seeking to have venue transferred to St. Lucie County. The Company previously paid a commission to a party to the suit and has attempted to pay the principal of General Realty, for the commission; however, the payment was rejected. On January 3, 1996, the Company filed a Motion for Partial Summary Judgment as to the allegations that the Company breached a written commission agreement. On January 29, 1996, the court issued an Order granting the Company's Motion for Partial Summary Judgment finding, as a matter of law, that there was no written commission agreement between General Realty and the Company. General Realty filed its Second Amended Complaint on February 13, 1996, adding allegations that General Realty and the Company had an oral or implied commission agreement which had been breached by the Company. The Company filed a responsive pleading to the Amended Complaint, and again moved from, and was granted, a summary judgment finding, as a matter of law, that there was no oral commission agreement between General Realty and the Company. That summary judgment left only equitable theories of recovery available to General Realty. On or about December 12, 1996, the parties reached a settlement in mediation. On April 16, 1997, a final settlement was agreed to and the suit was voluntarily dismissed. Per the settlement agreement Florida Gaming issued 7,000 in common stock, paid $30,000 in cash and issued a $30,000 promissory Note to General Realty and Finance payable in equal installments through December 1, 1997.

CASINO AMERICA: On October 4, 1994, the Company entered into a letter of intent (the "Letter of Intent") with Casino America, Inc. ("Casino America") to form a joint venture (the "Joint Venture") to build and operate a casino at the Fort Pierce Fronton. Casino America owns and operates three riverboat and dockside casinos located in Mississippi and Louisiana. If the Joint Venture is formed before passage of an amendment to the Florida Constitution to permit casino gaming at the Company's Fronton in Fort Pierce, Florida, the Company will contribute its interest in the Fronton to the Joint Venture with a credit to its joint venture capital account of $5,000,000. Casino America will contribute up to $2,500,000, as needed, to construct a 100,000 square foot indoor facility suitable for a casino or flea market. If casino gaming is not permitted in Florida by 2000, Casino America has a continuing option to convert the money contributed to the Joint Venture to a promissory note from the Joint Venture payable in equal payments over a ten year period with interest at 8% per annum. If casino gaming is permitted at the Fronton by 2000, the value of the assets contributed by the Company to the Joint Venture will be adjusted to increase the Company's capital account up to $22,500,000. Casino America would fund its capital account on an as needed basis up to $22,500,000. All profits and losses of the Joint Venture will be allocated between the partners based upon capital accounts.

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

Freedom Financial Corporation ("Freedom") has informed the Company that Casino America has purchased 22,500 shares of Freedom's 7% Series AA Mandatory Redeemable Preferred Stock (the "Freedom Preferred Stock"). The Freedom Preferred Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and possible passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Freedom Preferred Stock is convertible into a minimum of 150,000 shares and a maximum of 300,000 shares of the Common Stock. Casino America is the sole holder of Freedom Preferred Stock. On October 12, 1994, Freedom purchased 300,000 shares of Common Stock from the Company by partial exercise of its option to purchase up to 1,630,000 shares (at that date) of the Company's Common Stock at an exercise price of $1.25 per share. In addition to its remaining option to purchase 1,030,000 shares of the Company's Common Stock, Freedom now owns directly 1,649,480 shares of the Company's 4,948,121 shares of issued and outstanding Common Stock. On May 1, 1997 Freedom exercised its option to acquire an additional 300,000 shares for $375,000.

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

STOCK APPRECIATION GUARANTEES: In connection with the purchase of certain real estate, the Company issued 47,336 shares of its $.10 par value stock having a quoted market value of $3.10 on the date of issue. The real estate purchase agreement included the Company's guarantee of the appreciation in value of such stock as follows:

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

COLLECTIVE BARGAINING AGREEMENT: The Company is a party to a collective bargaining agreement with the International Jai Alai Players Association U.A.W. Local 8868, AFL-CIO. The agreement allows the Company to negotiate individual contracts with players and provides for minimum salaries and bonuses based on pari-mutuel handle, certain cesta allowances and retirement benefits. The agreement continues from year to year unless timely notice of termination is given by either party to the agreement.

CONCENTRATION OF CREDIT: The Company maintains significant cash balances with financial institutions in excess of the insurance provided by the Federal Deposit Insurance Corporation (FDIC).

(8)      ACQUISITION OF WJA ASSETS

On September 12, 1996, the Company acquired notes (the "WJA Notes") of WJA Realty Limited Partnership ("WJA"), with balances aggregating about $20,000,000 from the Bank of Oklahoma, N.A., Tulsa, Oklahoma. The WJA Notes were secured by, among other collateral, real estate and improvements consisting of three jai-alai and ITW facilities located in Miami, Tampa and Ocala, Florida (the "WJA Frontons"). Consideration for the WJA Notes was a combination of $2,000,000 in cash, a $6,000,000 promissory note bearing interest at the prime rate, 703,297 shares of the Company's Common Stock and a $1,000,000 non-interest bearing contingent note.

On November 25, 1996, the Company entered into an agreement with WJA and Florida Gaming Centers, Inc. a wholly-owned subsidiary of the Company (the "Subsidiary"), pursuant to which the Subsidiary agreed to acquire the WJA properties. The acquisition was consummated as of December 31, 1996 for accounting purposes. The WJA Frontons acquired have been combined with the Fort Pierce Fronton into a new Subsidiary, Florida Gaming Centers, Inc.

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

The profit sharing arrangement is based on the Subsidiary's net profits from Jai Alai operations as defined, before income taxes. The Company will pay WJA 20% of the defined cumulative net profits of the Subsidiary for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per year cap described below. The cumulative $1,000,000 cap is equal to the product of $1,000,000 multiplied by the number of years in the ten-year period completed, minus the sum of all amounts previously paid under the 20% profit sharing arrangement. In addition, if the Subsidiary has net profits in any calendar year during the ten-year period in excess of $5,000,000, but does not receive a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, the Subsidiary shall pay WJA 5% of the portion of the net profits on which the 20% payment is not made. No net profit payments will be due after the ten year period. If during the ten year period, the Subsidiary disposes of any of its significant assets or operations, then WJA would be entitled to receive an amount equal to ten percent of the Subsidiary's gain, if any, on the asset or operations disposition.

Two principals of WJA, also entered into consulting arrangements with the Subsidiary. One principal entered into a ten-year consulting agreement with the Subsidiary, with annual compensation of $100,000 during the first five years of the agreement and annual compensation of $50,000 during the second five years of the agreement. The other principal entered into a five-year consulting agreement with the Subsidiary, with annual compensation of $240,000, plus certain benefits. These two individuals were also granted stock options on the Company's stock with a fair value of $150,298.

A summary of the WJA assets acquired and consideration therefor is as follows:



                                                   ALLOCATED
  ASSETS ACQUIRED                                   AMOUNT
  ---------------                                ------------
  Jai Alai Frontons in Miami, Tampa,
   and Ocala,                                     $17,428,059
  Cash                                                381,997
  Notes receivable                                    167,934
  Inventory                                           134,974
  Other assets                                        308,279
                                                  -----------
                                                  $18,421,243
                                                  -----------
                                                  -----------

Management allocated the purchase price to the basis of the assets acquired based on available appraisals or other fair value information.

  CONSIDERATION PAID                               AMOUNT
  ------------------                             -----------
  Cancellation of notes and interest
    receivable from WJA at Company
    carrying value                               $14,692,298
  Accounts payable and other accrued
    expenses assumed                                3,078,647
  Assumption of Wheeler-Phoenix note                  500,000
  Fair value of stock options issued                  150,298
                                                  -----------
                                                  $18,421,243
                                                  -----------
                                                  -----------

(9)      GAMING VENTURE INVESTMENTS

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Florida Gaming Corporation (the "Company") currently owns and operates four jai-alai fronton and inter-track pari-mutuel wagering facilities (each, a "Fronton," and collectively, the "Frontons") located in South and Central Florida. The Company's business at this time consists primarily of its operations at the Frontons, which include, among other things, live jai-alai, inter-track pari-mutuel wagering ("ITW") on jai-alai, thoroughbred racing, harness racing, and dog racing, and the sale of food and alcoholic beverages. The Company's Fort Pierce, Tampa and Ocala locations provide audio, video and wagering on live inter-track and interstate broadcasting of horse racing, dog racing and jai-alai from around the State of Florida as well as the rest of the country. The Miami location offers more limited ITW broadcasts, but broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, and Mexico. ITW provides significant additional revenue as well as providing varying entertainment for customers.

The term "pari-mutuel wagering," which refers to the betting by members of the public against each other, as used in this report includes wagering on both live Jai-Alai performances and ITW.

Since its inception and before the acquisition of the Fort Pierce, Fronton in February 1994, the Company engaged in several other lines of business, none of which are currently in operation. In March, 1993, the Company sold 699,480 shares of common stock to Freedom Financial Corporation ("Freedom") and the present management assumed control of the Company.

The Company's principal place of business and executive offices are located at Fort Pierce Jai-alai, 1750 South Kings Highway, Fort Pierce, Florida 34945-3099. The Company changed its name from Lexicon Corporation to Florida Gaming Corporation on March 17, 1994. The Company was incorporated in Delaware in 1976.



ACQUISITION OF FRONTONS/DEVELOPMENT OF CARDROOMS

ACQUISITION OF THE FT. PIERCE FRONTON. The Company acquired the Ft. Pierce Fronton from WJA Realty Limited Partnership ("WJA") pursuant to an agreement with WJA dated October 6, 1993. On February 1, 1994, the Company received approval from the Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering (the "DPMW") to transfer the pari-mutuel permit for the Ft. Pierce Fronton from WJA to the Company and also closed the purchase transaction with WJA on that date. Consideration for the acquisition consisted of 200,000 shares of Company Common Stock and $1,500,000 paid in cash at the closing (including $100,000 previously deposited in an escrow account) and $1,000,000 which was in the form of a ten-year 8% mortgage.

ACQUISITION OF THE MIAMI, TAMPA AND OCALA FRONTONS. On September 12, 1996, the Company acquired notes (the "WJA Notes") of WJA, with balances aggregating $20,000,000 from the Bank of Oklahoma, N.A., Tulsa, Oklahoma. The WJA Notes were secured by, among other collateral, real estate and improvements consisting of three jai-alai and ITW facilities located in Miami, Tampa and Ocala, Florida (the "WJA Frontons"). Consideration for the WJA Notes was a combination of $2,000,000 in cash, a $6,000,000 promissory note bearing interest at the prime rate, 703,297 shares of the Company's Common Stock and a $1,000,000 non-interest bearing note.

On November 25, 1996, the Company entered into an agreement with WJA and Florida Gaming Centers, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), pursuant to which the Subsidiary agreed to acquire the WJA assets. The acquisition was consummated as of January 1, 1997. The WJA Frontons acquired have been combined with the Fort Pierce Fronton into the Subsidiary.

The consideration for the acquisition included (i) the cancellation of WJA Notes and related obligations acquired by the Company from the Bank of Oklahoma, NA,
(ii) the retention by WJA of 200,000 shares of the Company's common stock owned by WJA, and (iii) a profit sharing arrangement described in more detail below. The Company assumed all liabilities of WJA arising in the ordinary course of the business, subject to certain limitations and exceptions. The Company also assumed the principal amount outstanding under a $500,000 promissory note owed to Wheeler-Phoenix, Inc., with the terms amended to provide for repayment of principal over a ten year period following the closing in equal annual installments of $50,000 and an annual interest rate of 6%.

The profit sharing arrangement is based on the Subsidiary's net profits, as defined, before income taxes. The Company will pay WJA 20% of the cumulative net profits of the Subsidiary for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per year cap described below. The cumulative $1,000,000 cap is equal to the product of $1,000,000 multiplied by the number of years in the ten-year period completed, minus the sum of all amounts previously paid under the 20% profit sharing arrangement. In addition, if the Subsidiary has net profits in any calendar year during the ten-year period in excess of $5,000,000, but does not receive a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, the Subsidiary shall pay WJA 5% of the portion of the net profits on which the 20% payment is not made. No net profit payments will be due after the ten year period. If during the ten year period, the Subsidiary disposes of any of its significant assets or operations, then WJA would be entitled to receive an amount equal to ten percent of the Subsidiary's gain, if any, on the disposition.

Two principals of WJA, Roger M. Wheeler, Jr. and Richard P. Donovan, have entered into consulting arrangements with the Subsidiary. Mr. Wheeler has entered into a ten-year consulting agreement with the Subsidiary, with annual compensation of $100,000 during the first five years of the agreement and annual compensation of $50,000 during the second five years of the agreement. Mr. Donovan has entered into a five-year consulting agreement with the Subsidiary, with annual compensation of $240,000, plus certain benefits.

In 1980, WJA and three other pari-mutuel permit holders formed Summer Jai-Alai ("SJA"), a Florida general partnership, to conduct pari-mutuel jai-alai operations at the Miami Fronton during the summer months ("Summer Operations"). Following the acquisition of the WJA assets, the Company currently owns a 21% interest in SJA. Under the terms of the partnership agreement, certain of the Company's costs and expenses will be allocated to Summer Operations based upon specific formulas set forth in the agreement. In addition, pursuant to a lease agreement which expires in the year 2004, SJA rents the Miami Fronton for the time in which the summer jai-alai season is conducted. The rental is based upon 1% of handle, plus applicable Florida sales tax. The

Company's 21% interest in SJA  is accounted for under the equity method.

CARDROOM DEVELOPMENT. Florida House Bill No. 337 (now known as section 849.086 of the Florida Statutes) became effective June 1, 1996. This legislation authorized cardrooms at licensed pari-mutuel facilities beginning in January 1997. The cardrooms will be administered and regulated by the DPMW. Games will be limited to non-banked poker games. Cardroom operation is also subject to approval by the county commission in which the pari-mutuel facility is located. This same bill also authorized full-card--simulcasting of races from out of state tracks such as Belmont, Meadowlands, Philadelphia Park, and Monmouth. The Frontons in Fort Pierce, Tampa and Ocala are currently carrying several of these signals. This legislation also reduced the pari-mutuel tax on handle from 5% to 4.25% at the Tampa, Fort Pierce, and Ocala frontons. The pari-mutuel tax at Miami was reduced from 5% to 3.85%.

In late 1996, the county governments of Dade County and Hillsborough County, Florida, passed legislation permitting poker rooms to be operated by all pari-mutuel facilities located in those counties. As a result, the Company now plans to open poker rooms in Miami (with 60 tables initially) and Tampa (with 40 tables initially) during the second quarter of 1997. License applications have been filed, and the Company is in the final phases of construction and employee training. As authorized by House Bill No. 337, the Miami and Tampa facilities will conduct low stakes ($10 per hand) poker at these facilities two hours prior to, during and two hours following live jai-alai performances. A rake of $.25 per person will be the pari-mutuel's revenue from each hand dealt. State taxes will be paid at 10% of this revenue and 4% of the poker revenue will be paid to the Jai-Alai players.

The Jai-Alai industry generally has declined in the last several years due to an industry-wide strike by jai-alai players and the passage of legislation authorizing a state-wide lottery in 1987. Average state-wide on-track handle per performance for the state of Florida fiscal years ended June 30, 1996 and 1995 was approximately $79,004 and $87,512, respectively. Aggregate handle for the fiscal year ended June 30, 1996 decreased approximately $10 million or 5%. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future. Because the Company's jai-alai business is tied directly to many if not all of the factors which influence the jai-alai industry as a whole, another players strike or the enactment of unfavorable legislation could have an adverse impact on the Company's operations.

Inter-track wagering has grown significantly since its initiation in the State of Florida in August, 1990. The State-wide ITW handle for the State of Florida's fiscal year ended June 30, 1991 was approximately $109 million. The state-wide ITW handle for the State of Florida's fiscal years ended June 30, 1995 and 1996 increased to approximately $443 million and $480 million, respectively. ITW handle at the Company's Frontons (including the newly acquired Miami, Tampa and Ocala facilities) have demonstrated similar growth in recent years, increasing from $46.8 million in the year ended December 31, 1995 to approximately $50.3 million for the year ended December 31, 1996.


RESULTS OF OPERATIONS -- FIRST QUARTER 1997 COMPARED WITH  FIRST QUARTER 1996

During the quarter ended March 31, 1997, the Company's operations reflects three months' operation of live Jai-Alai performances at the Miami, Tampa, and Ft. Pierce Frontons. A full schedule of inter-track wagering was also conducted at all facilities with the exception of Miami, which offers limited ITW product due to blackouts imposed as a result of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, and Mexico. The Ocala Fronton only operated inter-track wagering during the first quarter. This facility's live season is scheduled to begin May 25, 1997.

The Company's pari-mutuel handles for the three months ended March 31, 1997, and March 31, 1996, were $43,880,130, and $8,996,267, respectively. These consisted of $29,189,610 in live Jai-Alai wagering and $14,690,520 in ITW handle, for the three months ended March 31, 1997, and $2,870,125 in live Jai-Alai wagering and $6,126,142 in ITW handle for the three months ended March 31, 1996. The $34,883,863 increase in total handle consisted of an increase of $26,319,485 in live Jai-Alai handle and a $8,564,378 increase attributable to ITW handle. The Company's pari-mutuel revenues net of state pari-mutuel taxes, for the three months ended March 31, 1997 and 1996 were $6,245,244 and $1,238,733 respectively. Of the $6,245,244, $4,878,4150 was attributable to commissions earned on live Jai-Alai and $1,366,829 was attributable to commissions on inter-track wagering. Of the $1,238,733, $631,983 was attributable to commissions earned on live jai-Alai and $606,750 was attributable to commissions on inter-track wagering. These increases were primarily the result of the expanded pari-mutuel operations described above due to acquisition of the assets of Florida based World Jai-Alai.

Admissions income for the three months ended March 31, 1997 increased $132,262 from $44,513 to $176,775, for the three months ended March 31, 1996, net of state taxes. Food, beverage and other income for the three months ended March 31, 1997 and March

31, 1996, were $1,263,897 and $336,379, respectively. Again, these increases were primarily the result of the asset acquisition. Actual attendance for live jai-alai performances and ITW performances was approximately 362,000 for the quarter ended March 31, 1997.

The Company's general and administrative expenses were $2,410,114 and $426,227 for the three months ended March 31, 1997 and March 31, 1996, respectively. The increase of $1,983,887 in general and administrative costs resulted from taking on the cost of administration for three additional Jai-Alai facilities in Miami, Tampa, and Ocala, Florida, net of staff reductions and consolidations. Some of the significant categories of general and administrative expenses and their comparison to last year are as follows. Executive salaries were $328,963 for the first quarter of 1997 compared to $144,913 for 1996. Advertising increased
$309,053 to $376,636.   Professional fees were $65,664 compared to $54,776 for
the same three month period in 1996. Consulting fees increased from $77,019 to $87,900. Former executives of World Jai-Alai were paid $85,000, pursuant to the purchase agreement. Travel and entertainment expense totaled $91,537 compared to $40,364 for the first quarter of 1996. Another significant cost included is approximately $366,000 in payroll taxes. Insurance and property taxes increased significantly to $163,172 and $174,666, respectively, as a result of the company's expanded operations.

The Company's operating expenses for the three months ended March 31, 1997 and March 31, 1996, were $5,134,468 and $1,381,307, respectively. Depreciation and amortization expenses for the three months ended March 31, 1997, and March 31, 1996, was $218,011 and $48,600, respectively. The 1997 total depreciation and amortization consisted of $211,761 in depreciation and $6,250 in amortization of organization costs associated with the asset acquisition, while 1996's cost was
solely depreciation.   Player costs, which include salaries, benefits, and
support staff, represent a significant portion of operational expenses. Player costs for the three months ending March 31, 1997 and March 31, 1996, were $1,677,298 and $492,002, respectively, reflecting the expanded operation of two year-round schedules in Miami and Tampa. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $566,796, for the three months ended March 31, 1997, compared to $126,649 for
three months ended March 31, 1996.   The components of the 1997 total were
$67,219 in ITW tote, interface, and telephone charges; $230,679 in totalizator equipment rental; $141,000 in satellite charges and $127,898 in camera/television rental. Utilities expense totaled $237,545 and $34,549 respectively, for the three months periods ended March 31, 1997 and March 31, 1996. Program costs totaling $167,065 and $39,981, respectively, are also included in the total operating expenses for the three month periods ended March 31, 1997 and 1996. Interest expense totaled $153,151 and $42,802, for the three months periods ended March 31, 1997 and March 31, 1996, respectively. The $111,860 increase in interest expense was primarily the result of the bank debt incurred which was related to the purchase of the WJA Notes described earlier. Operating expenses, including payroll costs, for the bar, restaurant and concessions were $722,415 and $160,617 for the three month periods which ended March 31, 1997 and March 31, 1996, respectively. Operating payrolls and related costs totaled $1,080,298 and $340,991 for the three month periods ended March 31, 1997 and March 31, 1996, respectively, excluding player costs and payroll costs included in the bar, restaurant and concessions areas. Also contract services for maintenance and security totaled $133,980 and $59,112, respectively, for the quarter ended March 31, 1997. These increases were primarily the result of the expanded pari-mutuel operations due to acquisition of the assets of Florida based World Jai-Alai.


The Company had net interest and dividend income of $67,169 and $44,698 for the three months ended March 31, 1997 and March 31, 1996, an increase of $22,471. The increase in interest and dividend income was the result of an increase of funds invested in short term cash equivalent funds due to additional equity capital being injected during the first quarter of 1997 and an increase in the credit line with Freedom Financial Corporation (See Liquidity and Capital Resources).

At December 31, 1996, the Company had approximately $11,752,000 in net operating loss carryforwards. However, because of IRC section 382 limitations due to the change of control that occurred in March, 1993, the bulk of these carryforwards are limited to approximately $95,000 per year. Operating losses of approximately $1,173,000 attributed to the period after the change of ownership are not subject to the Section 382 limitation. Thus, there was no federal tax accrual for the first quarter of 1997.

The Company had a net income of $208,503 or $0.05 per common share ($.03 per share on a fully diluted basis), for the three months ended March 31, 1997, and a net loss of $143,211 or $0.04 per common share, for the three months ended March 31, 1996. The increase in net income for the quarter ended March 31, 1997 was primarily caused by the factors discussed above. The most dramatic was the approximate $5 million increase in pari-mutuel revenues that resulted from the business expansion due to the acquisition of the World Jai-Alai properties.

The Company has expended approximately $649,000 during the first quarter of 1997 in capital expenditures related primarily to the construction of Poker Room facilities at Miami and Tampa. Total renovation costs are anticipated to be approximately $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

The balance of the Company's cash and cash equivalents at March 31, 1997 was $794,039. At March 31, 1997 the Company had a decrease in working capital of approximately $195,000 from December 31, 1996. The decrease was primarily the result of the construction and pre-opening costs associated with the cardrooms in Tampa and Miami, net of $448,000 in additional funds received January 16, 1997, in connection with a Regulation D Convertible Preferred Stock offering.

During the three months ended March 31, 1997, net cash provided by in the Company's operating activities was $342,502. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Fronton operations. Principal revenues were from net pari-mutuel wagering commissions on live jai-alai and ITW events. The Company expects that net cash flows from the operation of current business activities will be adequate to meet operational needs.

During the three months ended March 31, 1997, cash flow used by investing activities was $897,835. Of this $652,943 was the result of additions to plant and equipment, the bulk of which was attributable to cardroom construction. During the fourth quarter of 1995, the Company lent an affiliated company (Freedom Financial) funds on a demand secured credit line, which bears interest at the prime rate plus 2% (10.50%). Funds advanced during the quarter ended March 31, 1997 under this agreement totaled $244,892.

During the three months ended March 31, 1997, cash flow from financing activities was $441,845. Cash flow from financing activities consisted of approximately $448,000 in net funds generated from the sale of convertible preferred stock. The company had a net reduction of $6,244 in borrowings for the quarter ended March 31, 1997. Subsequent to March 31, 1997, the Company raised $1.9 million in funds via the sale of Class E Preferred Stock. (Also See Note 5 to Consolidated Financial Statements).

The Company has terminated discussions relative to gaming ventures with all Native American tribes except for the Rincon Luiseno Band of the Mission Indians in San Diego County, California. Due to adverse decisions in other Courts in related cases in California and the opinion issued by the U.S. Supreme Court in the Seminole case and continuing delays in the opening of the Rincon Casino with gaming machines, both Florida Gaming and the Rincon tribe have requested arbitration relative to the Company's Loan Agreement. The outstanding balance on the loan to the Rincon tribe was $310,000 as of March 31, 1997.

Additional capital will be required for expansion of facilities to accommodate the newly authorized cardrooms at Miami, Tampa, and potentially Ft. Pierce. Cardroom license applications have been filed for the Miami and Tampa locations with anticipated openings about May 31, 1997. On January 16, 1997, the Company closed on $483,000 of net additional funds in connection with the December 31,
1996, Regulation D offering.   On April  4, 1997, the Company closed on an
additional $1.9 million in net funds raised pursuant to a Regulation S offering. Construction and improvement costs related to the initial opening of cardrooms are estimated to be about $1.5 million. The company has substantial mortgage debt repayments of $1.83 million due over the next twelve months. The total amount due to the Bank of Oklahoma ("BOK") during this period is $1.58 million.

The Company is currently evaluating sources of funding including long-term equity and debt financing. These include mortgage debt utilizing the values of the existing and recently acquired real estate (see Note 8 to the Financial
Statements - Acquisition of WJA Assets).   Also Freedom Financial (the Company's
largest shareholder) is in the process of obtaining funding and plans to inject funds into Florida Gaming via the exercise of its options and/or repayment of
credit line advances.   On May 1, 1997 Freedom exercised 300,000  of its options
for $375,000. The company believes that its current financial condition provides adequate capital reserves and liquidity for present operations.

                             PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

On May 13, 1994, American Jai-Alai, Inc. ("American") filed suit in the Circuit Court of the Fifteenth Circuit in Florida, Palm Beach County, against the Company. American alleges that in August 1993, the Company entered into a contract with American that American would manage the Fronton if the Company acquired it. American alleges that the Company and American agreed to enter into a five-year renewable management contract pursuant to which American would guarantee a $480,000 annual payment to the Company. An additional sum of the Fronton's net operating income above $480,000 would be paid to the Company, with American receiving 25% of all net operating income above $750,000 annually. In addition, American alleges that it has a first right of refusal if the Company desires to sell the Fronton at anytime during the alleged management contract. American also alleges that the Company granted it an option to purchase 100,000 shares of Common Stock at $2.50 throughout the alleged management contract, but not to exceed 1997. In addition, American alleges that the Company agreed to pay American 25% of any profit realized from the sale of the Fronton, if such sale was not to American pursuant to its alleged right of first refusal. In the Complaint, American alleges, among other claims, breaches of fiduciary duty, breach of contract and fraud. On May 20, 1994, counsel for American stated that American was exercising its alleged right to purchase the 100,000 shares of Common Stock for $2.50. The Company has not issued any shares of Common Stock pursuant to this demand. The Company filed an Answer to the Complaint and also filed a motion to move the suit from Palm Beach County to St. Lucie County, which was granted by the circuit court. An Amended Complaint was filed on January 25, 1995, and the Company filed its responsive pleading on April 25, 1995, denying the allegations in the Amended Complaint. The Company filed a Motion for Summary Judgment on February 20, 1996, in which the Company asserts that, as a matter of law, no written management agreement exists between the parties. On or about October 22, 1996, authorized representatives of the Company and American entered into a letter agreement of settlement in this matter, which is referred to as the "Memorandum of Understanding" or "MOU". Since that date, the parties have been attempting to memorialize the MOU in final settlement documents and the Company has filed a motion to compel settlement. If that motion is successful, the case should be settled and, therefore, dismissed. The Company denies the allegations and believes that this proceeding is not likely to result in an adverse judgment that is material to the results of its operations and financial condition. Subsequent to December 31, 1996, as part of an agreement to settle this litigation, the Company negotiated an option agreement with the principal of American providing American with a 6 month option to acquire the Company's Ocala Jai Alai property for $2,000,000 and the right to receive 15,000 shares of the Company's common stock. Any such shares issued would carry "piggyback" registration rights. This agreement was finalized and the suit voluntarily dismissed on March 26, 1997. The 15,000 shares were issued by the Company on April 28, 1997. These shares carry certain "piggyback" registration rights.


On December 16, 1994, General Realty and Finance Co. filed in Palm Beach County, against the Company alleging a breach of a commission agreement for the purchase of the Ft. Pierce Jai Alai fronton. A Motion to Transfer Venue was filed January 30, 1995, seeking to have venue transferred to St. Lucie County. The Company has previously paid a commission to a party to the suit and has attempted to pay the principal of General Realty, for the commission; however, the payment was rejected. On January 3, 1996, the Company filed a Motion for Partial Summary Judgment as to the allegations that the Company breached a written commission agreement. On January 29, 1996, the court issued an Order granting the Company's Motion for Partial Summary Judgment finding, as a matter of law, that there was no written commission agreement between General Realty and the Company. General Realty filed its Second Amended Complaint on February 13, 1996, adding allegations that General Realty and the Company had an oral or implied commission agreement which has been breached by the Company. The Company filed a responsive pleading to the Amended Complaint, and again moved from, and was granted, a summary judgment finding, as a matter of law, that there was no oral commission agreement between General Realty and the Company. That summary judgment left only equitable theories of recovery available to General Realty. On or about December 12, 1996, the parties reached a settlement in mediation. On April 16, 1997, a final settlement was agreed to and the suit was voluntarily dismissed. Per the settlement agreement Florida Gaming issued 7,000 in common stock , paid $30,000 in cash and issued at $30,000 promissory Note to General Realty and Finance payable in equal installments through December 1, 1997.



Item 2.  CHANGES IN SECURITIES.

              (a)  Not applicable.

              (b)  Not applicable.

              (c) On January 16, 1997, the Company concluded a private placement of shares (the "Series D Shares") of its Series D 8% Cumulative Convertible Preferred Stock ("Series D Preferred Stock"). The Company issued a total of 1,175 Series D Shares at a price per share of $1,000, with 650 shares issued on December 31, 1996, and 525 shares issued on January 16, 1997. The Company did not engage an underwriter in connection with the issuance of the Series D Shares. The Series D Shares were issued to a total of 12 "accredited investors," as defined in Rule 501 under the Securities Act. The Company issued the Series D Shares for cash consideration. The Company is obligated to pay First Capital Partners, Inc., a finders fee in the amount of 8% of the gross proceeds, plus warrants to purchase the Company's Common Stock having a market value equal to 5% of the gross proceeds, with an exercise price equal to the market price per share of Common Stock at each of the closings. The Series D Shares were issued in accordance with the provisions of Regulation D under the Securities Act in a private placement solely to accredited investors.

                   Holders of Series D Preferred Stock may convert all or any of such shares to the Company's Common Stock beginning 90 days after the issuance of the Series D Preferred Stock. If not converted earlier by the holder, the Series D Preferred Stock shall be converted automatically on December 31, 1998. The Company was obligated to file a registration statement (the "Series D Registration Statement") covering the shares of Common Stock issuable on conversion of the Series D Preferred Stock (the "Series D Conversion Shares"); the Series D Registration Statement was declared effective February 14, 1997. In general, the number of Series D Conversion Shares issuable on conversion of each share of Series D Preferred Stock shall equal the Stated Value together with accrued and unpaid dividends on such share, if any, divided by the Conversion Price, which is defined as the lesser of (i) $7.50 or (ii) 80% of the closing bid price of the Common Stock on the five trading days before conversion.

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

                   On January 17, 1997, the Company issued 30,341 shares of Common Stock upon the conversion of 177.5 shares of Series B Preferred Stock. On January 22, 1997, the Company issued 19,144 shares of Common Stock upon the conversion of 100 shares of Series B Preferred Stock. On January 28, 1997, the Company issued 45,849 shares of Common Stock upon the conversion of 250 shares of Series B Preferred Stock. On February 14, 1997, the Company issued 45,525 shares of Common Stock upon the conversion 250 shares Series B Preferred Stock. On February 17, 1997, the Company issued 15,929 shares of Common Stock upon the conversion of 110 shares of Series B Preferred Stock. On March 7, 1997, the Company issued 4,844 shares of Common Stock upon the conversion of 22.5 shares of Series B Preferred Stock. On March 17, 1997, the Company issued 16,030 shares of Common Stock upon the conversion of 110 shares of Series B Preferred Stock. On March 18, 1997, the Company issued 70,236 shares of Common Stock upon the conversion of 360 shares of Series B Preferred Stock. On April 4, 1997, the Company issued 4,938 shares of Common Stock upon the conversion of 22.5 shares Series B Preferred Stock. On April 17, 1997, the Company issued 12,670 shares of Common Stock upon the conversion of 50 shares of Series D Preferred Stock. On April 21, 1997, the Company issued 19,989 shares of Common Stock upon the conversion of 78 shares of Series D Preferred Stock. No underwriters were used in any of these conversions. The shares were issued in accordance with
                   Section 3(a)(9) of the Securities Act of 1933.

                   On April 18, 1997, the Company issued 7,000 shares of Common Stock to General Realty and Financial Corporation in settlement of litigation as described in Item 1 of Part II above. On April 28, 1997, the Company issued 15,000 shares of Common Stock to American Jai-Alai, Inc. in settlement of litigation as described in Item 1 of Part II above. On May 1, 1997, the Company issued 300,000 shares of its common stock to Freedom Financial Corporation ("Freedom") for cash consideration of $375,000. The issuance was in connection with the exercise in part of the options previously issued to Freedom pursuant to a

                   Stock Purchase Agreement dated March 31, 1993. Freedom retains an option to purchase 830,000 shares of common stock at an exercise price of $1.25 per share. No underwriters were used in these transactions. The shares of common Stock were issued in transactions not involving a public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

              None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None.

Item 5.  OTHER INFORMATION.

              None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  LIST OF EXHIBITS FILED.

                   Exhibit 99.1- Stock Option Grant to W.Bennett Collet

                   Exhibit 99.2- Continuing Stock Option Grant to W.Bennett Collett

                   Exhibit 99.3- Continuing Stock Option Grant to Robert L. Hurd

                   Exhibit 99.4- Continuing Stock Option Grant to W.Bennett Collett, Jr.

                   Exhibit 99.5- Stock Option Grant to Timothy L. Hensley

                   Exhibit 99.6- Continuing Stock Option Grant to George W. Galloway, Jr.

                   Exhibit 99.7- Continuing Stock Option Grant to
                                 Roland M. Howell

                   Exhibit 99.8- Continuing Stock Option Grant to Gary E. Bowman

                   Exhibit 27- Financial Data Schedule

              (b)  REPORTS ON FORM 8-K.

              During the quarter ended March 31, 1997, the Company filed a Form 8-K Current Report dated December 31, 1996, as amended by Amendment No. 1 and Amendment No. 2, concerning Item 2, ACQUISITION OR DISPOSITION OF ASSETS reporting the acquisition of the property and assets of WJA Realty Limited Partnership. The Form 8-K included the following financial statements:

                   (i)  The financial statements of the Company:

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

                        Statements of Cash Flows for the years ended December 31, 1996 and 1995.

                        Notes to Financial Statements.


                   (ii) The financial statements of WJA Realty Limited
                        Partnership:

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

                  (iii) The following pro forma financial information:

                        Florida Gaming Corporation Pro Forma Consolidating Balance Sheet as of December 31, 1996 (unaudited).

                        Florida Gaming Corporation Pro Forma Consolidating Statements of Operations for the years ended December 31, 1996 and 1995 (unaudited).

                        Florida Gaming Corporation Notes to Pro Forma Consolidating Financial Statement(unaudited).

    During the quarter ended March 31, 1997, the Company filed a Form 8-K Current Report dated January 16, 1997, reporting the conclusion of a private placement of Series D Preferred Stock as described in Item 2(c) of
    Part II above. No financial statements were filed as a part of this Form 8-K Current Report.

    Following the quarter ended March 31, 1997, the Company filed a Form 8-K Current Report dated April 4, 1997, concerning Item 9, SALES OF EQUITY SECURITIES PURSUANT TO REGULATION S, reporting the issuance of 200 shares of the Company's Series E 8% Cumulative Convertible Preferred Stock and a Form 8-K Current Report dated May 1, 1997, concerning Item 5, OTHER EVENTS, reporting Freedom Financial Corporation's exercise of its options to purchase 300,000 shares of the Company's Common Stock at a per share exercise price of $1.25. No financial statements were filed as a part of these Form 8-K Current Reports.

                              FLORIDA GAMING CORPORATION

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  FLORIDA GAMING CORPORATION
                                ------------------------------
                                               (Registrant)


Date:     MAY 14, 1997                      By: /s/ W. B. Collett
     -----------------                         ---------------------------
                                              W.B. Collett
                                              Chairman of the Board and Chief
                                              Executive Officer
                                              (Principal Executive Officer)




Date:     MAY 14, 1997                      By: /s/ Timothy L. Hensley
     -----------------                         ---------------------------
                                              Timothy L. Hensley
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)