Form 10QSB
period 1997-06-30
FLORIDA GAMING CORP
filed 1997-08-14
CIK 312065

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549

                                    F O R M 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended June 30, 1997

                            Commission file number 0-9099

                               FLORIDA GAMING CORPORATION
                 (Exact name of registrant as specified in its charter)

                  DELAWARE                              59-670533
       ------------------------------                ------------------
      (State or other Jurisdiction of                (IRS Employer
       Incorporation or Organization)                Identification No.)

        3500  NW 37TH AVENUE, MIAMI, FLORIDA               33142-0000
       ---------------------------------------------------------------
      (Address of principal executive offices)             (Zip code)

    Registrant's telephone number, including area code (305) 633-6400

Former name, former address and former fiscal year, if changed since
last report           1750 S. KINGS HWY, FT. PIERCE, FL 33495-3099

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  /X/               NO

5,322,431 shares of the issuer's Common Stock were outstanding as of the
latest practicable date,    AUGUST 14, 1997.

                   Transitional Small Business Disclosure Format:

                         YES                    NO /X/

                             FLORIDA GAMING CORPORATION

                               INDEX TO FORM 10-QSB


                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996.......   3

Statements of Operations (unaudited) Three & Six Months ended June 30,
  1997 and 1996............................................................   5

Statements of Cash Flows (unaudited) Six Months ended June 30, 1997
  and 1996.................................................................   6

Notes to Financial Statements (unaudited)..................................   7

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations............................  15


PART II.  OTHER INFORMATION................................................  22

SIGNATURES.................................................................  24

PART I.FINANCIAL INFORMATION


ITEM 1.


                              FLORIDA GAMING CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

ASSETS
                                                      JUNE 30,        JUNE 30,
                                                        1997            1996
                                                     -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents  (Note 2)..............   $1,202,107       $907,527
  Accounts receivable & current portion of notes
   receivable (Note 6).............................    2,869,042      2,100,259
  Inventory (Note 2)...............................      148,608        169,419
  Prepaid expense and other........................      701,144        103,200
                                                     -----------    -----------
     Total current assets                              4,920,901      3,280,405

PROPERTY AND EQUIPMENT:

  Land (Notes 2 and 8).............................   11,647,485     11,457,495
  Building and Improvements (Notes 2 and 8)........    9,931,335      9,747,978
  Furniture, fixtures and equipment (Notes 2 and 8)    3,538,931      1,717,520
                                                     -----------    -----------
                                                      25,117,751     22,922,993
  Less accumulated depreciation....................     (800,258)      (528,700)
                                                     -----------    -----------
                                                      24,317,493     22,394,293
                                                     -----------    -----------

GAMING VENTURE  INVESTMENTS........................      310,000        310,000

OTHER ASSETS.......................................      851,050        320,351
                                                     -----------    -----------
                                                     $30,399,444    $26,305,049
                                                     ===========    ===========
  continued

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      JUNE 30,        JUNE 30,
                                                        1997            1996
                                                     -----------    -----------
CURRENT LIABILITIES
  Accounts payable (Note 2).......................   $ 5,161,365    $ 3,124,426
  Other accrued expenses..........................     1,221,402      1,180,123
  Short-term borrowing and current portion of
   long-term debt.................................     2,004,346      1,423,703
                                                     -----------    -----------
     Total current liabilities.....................    8,387,113      5,728,252

LONG-TERM LIABILITIES
  Long-term portion note payable...................    6,248,671      7,095,289

STOCKHOLDER'S EQUITY (See Notes 2,4,5, and 7):

  Class A convertible preferred stock, convertible
   to common stock; $.10 par value, 1,200,000
   shares authorized, 34,435 shares issued
   and outstanding at June 30, 1997, and
   December 31, 1996...............................        3,443          3,443

   Class B  convertible preferred stock;
    convertible to common stock, 5,000
    shares authorized; 545 and 1,990
    shares issued and outstanding at
    June 30, 1997 and December 31, 1996,
    respectively...................................           54            199

    Class C 8% cumulative convertible preferred
     stock, convertible to common stock,
     5,000 shares authorized; 550 shares issued
     and outstanding at June 30, 1997 and
     December 31, 1996.............................           55             55

    Class D  8% cumulative convertible preferred
     stock,  5,000 shares authorized; 275 shares
     issued and outstanding at June 30, 1997 and
     December 31, 1996.............................           28             65

     Class E  8% cumulative convertible preferred
      stock,  5,000 shares authorized; 2000 shares
      issued and outstanding at June 30, 1997......          200            ---

     Common stock, $.10 par value, authorized
      15,000,000 shares,  5,214,200 issued and
      outstanding at June 30, 1997, and
      4,340,626 shares issued and outstanding at
      December 31, 1996............................      521,421        434,063

     Capital in excess of par value................   36,386,448     35,276,095

     Accumulated deficit...........................  (21,147,989)   (22,232,412)
                                                     -----------    -----------

        Total stockholders equity..................   15,763,660     13,481,508
                                                     -----------    -----------

        Total liabilities and stockholders equity..  $30,399,444    $26,305,049
                                                     ===========    ===========


    The accompanying notes are an integral part of these financial statements.

                             FLORIDA GAMING CORPORATION
                              STATEMENTS OF OPERATIONS
                                     (unaudited)

                                                        FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                       ----------------------------  ----------------------------
                                                       JUNE 30, 1997  JUNE 30, 1996  JUNE 30, 1997  JUNE 30, 1996
                                                       -------------  -------------- -------------- -------------
HANDLE:
Jai-Alai.                                              $  25,225,117  $      795,457 $   54,414,727 $   3,665,582
Inter- Track Wagering (ITW)                               14,286,418       5,368,428     28,976,938    11,493,570
                                                       -------------  -------------- -------------- -------------
   Total Pari-Mutuel Handle                               39,511,535       6,163,885     83,391,665    15,159,152
                                                       =============  ============== ============== =============
REVENUE:
On Site Mutuel Revenue, Net of
 Pari-Mutuel taxes to State of Florida                 $   4,100,204  $      175,820  $   8,978,619 $     807,804
Inter-Track Mutuel Commissions                             1,272,672         533,852      2,639,501     1,140,602
                                                       -------------  -------------- -------------- -------------
   Net Pari-Mutuel Revenue                                 5,372,876         709,672     11,618,120     1,948,406

Cardroom Income                                               99,649             ---         99,649           ---
Admissions Income                                            148,824          32,822        325,599        77,334
Programs, Food, Beverage and Other                         1,022,980         160,187      2,286,877       496,565
                                                       -------------  -------------- -------------- -------------
   Total Operating Revenue                             $   6,644,329  $      902,681 $   14,330,245 $   2,522,305
                                                       =============  ============== ============== =============

COSTS AND EXPENSE:
Operating                                              $   5,027,498  $      806,651 $    9,943,955 $   2,139,357
General and Administrative                                 2,382,931         487,685      4,793,045       913,911
Depreciation & Amortization                                   73,711          48,600        291,722        97,200
Summer Jai-Alai                                               22,334            ----         22,334           ---
                                                       -------------  -------------- -------------- -------------
   Total Costs and Expense                                 7,506,474       1,342,936     15,051,056     3,150,468
                                                       -------------  -------------- -------------- -------------
   Net Income (Loss) From Operations                   $    (862,145) $     (440,255)$     (720,811)$    (628,163)
                                                       =============  ============== ============== =============

OTHER INCOME (EXPENSES)
   Interest and Other Income                                 144,392          60,208        211,561       104,905
                                                       -------------  -------------- -------------- -------------
   Net Income (loss)                                   $    (717,753) $     (380,047)$     (509,250)$    (523,258)
                                                       =============  ============== ============== =============

Earnings (loss) per  Common Share                      $       (0.15) $       (0.11) $       (0.11) $       (0.16)
Earnings per  Common Share (fully diluted See Note 4)            N/A            N/A            N/A            N/A
Weighted Avg. Common Shares Outstanding                    4,916,825      3,321,972      4,688,763      3,261,093


 The accompanying notes are an integral part of these financial statements.

                          FLORIDA GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                                FOR THE SIX MONTHS ENDED
                                                                               --------------------------
                                                                                 June 30,       June 30,
                                                                                   1997          1996
                                                                                 --------       --------
Cash flows from operating activities:
Net Income
(loss)....................................................................   $  (509,249)     $ (523,258)
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
      Depreciation and amortization.......................................       291,722          96,050
      Loss on sale of assets..............................................             0               0
      Equity in earnings of Summer Jai-Alai...............................        22,335               0
      Realized gain on sale of marketable securities......................             0               0
      Accounts receivable, net............................................      (270,316)        (30,013)
      Prepaid expenses and other current assets...........................      (597,945)        (39,303)
      Other assets........................................................      (263,201)        (11,162)
      Inventories.........................................................        20,810             966
      Accounts payable....................................................     2,036,939         (21,244)
      Accrued expenses....................................................        41,279         (74,219)
                                                                             -----------      ----------
         Total adjustments................................................     1,281,623         (78,925)

        Net cash provided (used) by operating activities..................   $   772,374      $ (602,183)
                                                                             -----------      ----------
Investing activities:
  Loan to affiliated company..............................................      (808,466)       (572,641)
  Capital Expenditures (Note 8)...........................................    (2,194,754)       (130,038)
                                                                             -----------      ----------
  Net cash provided from (used in) investing activities...................   $(3,003,220)     $ (702,169)
                                                                             -----------      ----------
Financing activities:

  Net proceeds from borrowing/Repayment of Borrowings.....................      (265,975)       (119,738)
  Stockholders Equity:
    Issuance of Common & Preferred Stock, net proceeds....................     2,791,401       2,067,508
                                                                             -----------      ----------
  Net cash provided (used) from financing activities......................   $ 2,525,426      $1,947,770

NET INCREASE (DECREASE) IN CASH...........................................    $  294,580      $  642,908

CASH AND EQUIVALENT AT BEGINNING OF YEAR..................................    $  907,527      $2,721,865
                                                                              ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF QUARTER...............................    $1,202,107      $3,364,773
                                                                              ==========      ==========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest..............................................................       316,274          81,750
    Income Taxes..........................................................             0               0

   The accompanying notes are an integral part of these financial statements

FLORIDA GAMING CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 1997
(unaudited)

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

REAL ESTATE HELD FOR EXPANSION: The Company's investment in undeveloped land ($1,617,495 at June 30, 1997, December 31, 1996 and 1995, respectively) is carried at cost and is included with land under property, plant and equipment in the accompanying balance sheet.

INVENTORY: The Company's inventory, comprising food and beverage products and souvenirs, is stated at the lower of cost or market.

PARI-MUTUEL WAGERING: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and off-site ITW events. On-site live Jai-Alai wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida and a portion retained by the Company. Off-site ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company's liability to host tracks for ITW collections totaled $66,623 and $40,646 at June 30, 1997 and December 31, 1996, respectively. Unclaimed winnings totaled $685,591 and $930,017 at June 30, 1997 and December 31, 1996, respectively, including $851,163 assumed in connection with the Company's purchase of three (3) Jai Alai facilities on December 31, 1996 (See Note 8).

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

(4) INCOME PER COMMON SHARE

The net loss per common share was calculated based upon net loss and the weighted average number of outstanding common shares (4,916,825 and 3,321,972 for the three months ended June 30, 1997, and 1996, respectively). Weighted average outstanding common shares for the six months ended June 30, 1997, and 1996, were 4,688,763 and 3,261,093, respectively. Options and convertible securities were not included in the computations of loss per shares for these periods because their inclusion would be anti-dilutive. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

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

The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration to be received by the Company upon initial issuance of each share of the Series B shares is $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. On December 15, 1995, the Board of Directors reserved 600,000 shares of the Company's common stock for issuance upon conversion of the Series B preferred stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. During the year ended December 31, 1995, 2,400 Series B preferred shares were issued for $2,400,000 to three unrelated parties.
During 1996, the Company issued an additional 2,300 Series B shares at
$925 per share and 2,707.5 Series B shares were converted to 473,588 shares of
common stock.  During the six months ended June 30, 1997, 357.5   Series B
shares were converted to 76,051 shares of common stock.

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

During 1996, the Company issued 650 Series D shares at $1,000 per share and on January 16, 1997 the Company issued another 525 shares . During the six months ended June 30, 1997, 900 Series D shares were converted to 278,745 shares of common stock.

The Company is authorized to issue 2,000 shares of Series E 8% Cumulative Convertible Preferred Stock, $.10 par value (the "Series E Preferred Stock"), which provides annual dividends at the rate of 8% of the share's Stated Value. The Stated Value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company's Board of Directors, such dividends may be paid in shares of the Series E Preferred Stock.

Holders of Series E Preferred Stock may convert part of such shares to the Company's Common Stock (the "Series E Conversion Shares") beginning 120 days after the issuance of the Series E Preferred Stock and any or all such shares after 180 days. If not converted earlier by the holder, the Series E Preferred Stock shall be converted automatically on April 4, 1999. In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.50 or (ii) 80% of the closing bid price of the Common Stock on the five trading days before conversion. sell all of his Series E Conversion Shares
151 days after his purchase.

All shares of Series E Preferred Stock have been sold pursuant to offshore transactions exempt from registration pursuant to Regulation S promulgated under the Securities Act. The Series E Conversion Shares must be resold in transactions exempt under Regulation S or another applicable exemption under the Securities Act.

Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $1,000 per share plus 8% accrued dividends before any distribution to holders of Common Stock.

During 1997, the Company has issued 200 Series E shares at $1,000 per share.

The Class A Convertible Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, and the Series D Preferred Stock are all equal in rank with respect to the payment of dividends and the distribution of assets upon liquidation of the Company.


(6) RELATED PARTY TRANSACTIONS

On August 26, 1994, Freedom Financial Corporation exercised its option in part to purchase 400,000 shares of the Company's common stock at an exercise price of $1.25 per share. On October 12, 1994, Freedom exercised its option to acquire an additional 300,000 shares. These purchases resulted in approximately $875,000 in additional equity capital for the Company. Freedom retains an option to purchase 1,030,000 shares at an exercise price of $1.25 per share. On April 21, 1997, the independent Directors of the Company adopted a resolution extending Freedom's options to March 31, 2000. On May 1, 1997 Freedom exercised its option to acquire an additional 300,000 shares for

$375,000. On August 1, 1997 Freedom exercised its option to acquire an additional 25,000 shares for $31,250. See also Note (7) Commitments and Contingencies - Casino America.

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

Under the Officer Non-qualified Stock Option plan (adopted in April 1994) the Company issued 25,000 in options exerciseable at $4.125 to two executive officers and 15,000 options at $4.125 to another officer.

Included in notes receivable is an approximately $2,600,000 line of credit granted to Freedom Financial Corporation in December of 1995. The credit facility, which is secured by real property owned by Freedom, is due on demand and bears interest at 2% above prime. Freedom Financial is owned substantially by the Company's Chairman.

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

On December 16, 1994, General Realty and Finance Co. filed in Palm Beach County, against the Company alleging a breach of a commission agreement for the purchase of the Ft. Pierce Jai Alai fronton. A Motion to Transfer Venue was filed January 30, 1995, seeking to have venue transferred to St. Lucie County. The Company previously paid a commission to a party to the suit and has attempted to pay the principal of General Realty, for the commission; however, the payment was rejected. On January 3, 1996, the Company filed a Motion for Partial Summary Judgment as to the allegations that the Company breached a written commission agreement. On January 29, 1996, the court issued an Order granting the Company's Motion for Partial Summary Judgment finding, as a matter of law, that there was no written commission agreement between General Realty and the Company. General Realty filed its Second Amended Complaint on February 13, 1996, adding allegations that General Realty and the Company had an oral or implied commission agreement which had been breached by the Company. The Company filed a responsive pleading to the Amended Complaint, and again moved from, and was granted, a summary judgment finding, as a matter of law, that there was no oral commission agreement between General Realty and the Company. That summary judgment left only equitable theories of recovery available to General Realty. On or about December 12, 1996, the parties reached a settlement in mediation. On April 16, 1997, a final settlement was agreed to and the suit was voluntarily dismissed. Per the settlement agreement Florida Gaming issued 7,000 in common stock, paid $30,000 in cash and issued a $30,000 promissory Note to General Realty and Finance payable in equal installments through December 1, 1997. This note was paid off in July of 1997.

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

On November 25, 1996, the Company entered into an agreement with WJA and Florida Gaming Centers, Inc. a wholly-owned subsidiary of the Company (the "Subsidiary"), pursuant to which the Subsidiary agreed to acquire the WJA properties. The acquisition was consummated as of December 31, 1996 for accounting purposes. The WJA Frontons acquired were combined with the Fort Pierce Fronton into a new Subsidiary, Florida Gaming Centers, Inc.

The consideration for the acquisition included (i) the cancellation of WJA Notes and related obligations acquired by the Company from the Bank of Oklahoma, NA, (ii) the retention by WJA of 200,000 shares of the Company's common stock owned by WJA, and (iii) a profit sharing arrangement described in more detail below. The Company also assumed the principal amount outstanding under a $500,000 promissory note owed to Wheeler-Phoenix, Inc., with the terms amended to provide for repayment of principal over a ten year period following the closing in equal annual installments of $50,000 each and an annual interest rate of 6%.

The profit sharing arrangement is based on the Subsidiary's net profits from Jai Alai operations as defined, before income taxes. The Company will pay WJA 20% of the defined cumulative net profits of the Subsidiary for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per year cap described below. The cumulative $1,000,000 cap is equal to the product of $1,000,000 multiplied by the number of years in the ten-year period completed, minus the sum of all amounts previously paid under the 20% profit sharing arrangement. In addition, if the Subsidiary has net profits in any calendar year during the ten-year period in excess of $5,000,000, and WJA does not receive a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, the Subsidiary shall pay WJA 5% of the portion of the net profits on which the 20% payment is not made. No net profit payments will be due after the ten year period. If during the ten year period, the Subsidiary disposes of any of its significant assets or operations, then WJA would be entitled to receive an amount equal to ten percent of the Subsidiary's gain, if any, on the asset or operations disposition.

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

A summary of the WJA assets acquired and consideration therefor is as follows:

                                            ALLOCATED
  ASSETS ACQUIRED                             AMOUNT

  Jai Alai Frontons in Miami, Tampa,
   and Ocala,                              $17,428,059
  Cash                                         381,997
  Notes receivable                             167,934
  Inventory                                    134,974
  Other assets                                 308,279
                                           -----------
                                           $18,421,243
                                           ===========

Management allocated the purchase price to the basis of the assets acquired based on available appraisals or other fair value information.

  CONSIDERATION PAID                          AMOUNT

  Cancellation of notes and interest
    receivable from WJA at Company
    carrying value                         $14,692,298
  Accounts payable and other accrued
    expenses assumed                         3,078,647
  Assumption of Wheeler-Phoenix note           500,000
  Fair value of stock options issued           150,298
                                           -----------
                                           $18,421,243
                                           ===========

(9) GAMING VENTURE INVESTMENTS

During 1995, the Company entered into several arrangements with different Native American Tribes to explore possible opportunities for gaming ventures.
 The arrangements generally provide the Company the right to receive compensation from the Tribe's share of the potential gaming profits for supplying the management services and/or financing necessary for the construction and operation of the gaming facilities. The Company's commitment to provide construction financing and working capital is contingent upon the Tribes' procurement of judicial or regulatory approval to operate a gaming venture. At December 31, 1996, the Company's contingent commitment to provide financing to potential gaming ventures totaled $5,000,000.
Management expects the funds necessary to meet this commitment to be obtained through the issuance of additional debt or equity securities should the gaming operations materialize. The Company expended $21,000 and $729,347 during 1996 and 1995, respectively related to these gaming venture arrangements of which $-0- and $406,347 are included in Other Expense in the accompanying 1996 and 1995 Statements of Operations, respectively. Funds expended in 1996 and 1995 in amounts of $21,000 and $323,000, respectively, were made to one Tribe as working capital loans and are carried as an Investment on the accompanying Balance Sheets based on the Company's financing ("loan") agreement with the recipient Tribe. Recovery of these funds under the "loan" agreement is contingent upon such agreement becoming effective after the Tribe receives judicial approval to establish the intended gaming operation. The Tribe has not been able to obtain the necessary regulatory or judicial approval to operate the contemplated gaming ventures. The financing agreement which is carried as an investment on the accompanying balance sheet expired on June 30, 1997, unless extended. Management has provided a reserve of $34,000 against the investment to reflect the diminished expectation of success in the short-term.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Florida Gaming Corporation (the "Company") currently owns and operates four jai-alai and inter-track pari-mutuel wagering facilities (each, a "Fronton," and collectively, the "Frontons") located in South and Central Florida. The Company's business consists primarily of its operations at the Frontons, which include, among other things, live jai-alai, inter-track pari-mutuel wagering ("ITW") on jai-alai, thoroughbred racing, harness racing, and dog racing, poker, dominoes, and the sale of food and alcoholic beverages.

The Company's Fort Pierce, Tampa and Ocala locations provide audio, video and Inter-Track Wagering ("ITW") on live inter-track and interstate broadcasting of horse racing, dog racing and jai-alai from around the State of Florida as well as the rest of the country. The Miami location receives limited ITW broadcasts, but broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, and Mexico. ITW provides significant additional revenue as well as providing additional entertainment for customers.

The term "pari-mutuel wagering," which refers to the betting by members of the public against each other, as used in this report includes wagering on both live Jai-Alai performances and ITW.

Since its inception, and before the acquisition of the Fort Pierce, Fronton in February 1994, the Company engaged in several other lines of business, none of which are currently in operation. In March, 1993, the Company sold 699,480 shares of common stock to Freedom Financial Corporation ("Freedom") and present management assumed operating control of the Company.

The Company's principal place of business and executive offices are located at 3500 NW 37th Avenue, Miami, Florida 33142. The Company changed its name from Lexicon Corporation to Florida Gaming Corporation on March 17, 1994. The Company was incorporated in Delaware in 1976.

ACQUISITION OF FRONTONS/DEVELOPMENT OF CARDROOMS

ACQUISITION OF THE FT. PIERCE FRONTON. The Company acquired the Ft. Pierce Fronton from WJA Realty Limited Partnership ("WJA") pursuant to an agreement with WJA dated October 6, 1993. On February 1, 1994, the Company received approval from the Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering (the "DPMW") to transfer the pari-mutuel permit for the Ft. Pierce Fronton from WJA to the Company. The purchase transaction with WJA was also closed on that date. Consideration for the acquisition consisted of 200,000 shares of Company Common Stock and $1,500,000 in cash at closing, plus $1,000,000 in the form of a ten-year 8% mortgage.

ACQUISITION OF THE MIAMI, TAMPA AND OCALA FRONTONS. On September 12, 1996, the Company acquired secured notes (the "WJA Notes") of WJA, with balances aggregating $20,000,000 from the Bank of Oklahoma, N.A., Tulsa, Oklahoma.
The WJA Notes were secured by real estate and improvements consisting of three jai-alai and ITW facilities located in Miami, Tampa and Ocala, Florida (the "WJA Frontons") plus other collateral. Consideration for the WJA Notes was a combination of $2,000,000 in cash, a $6,000,000 promissory note bearing interest at the prime rate, 703,297 shares of the Company's Common Stock and a $1,000,000 non-interest bearing note.

On November 25, 1996, the Company entered into an agreement with WJA and Florida Gaming Centers, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), pursuant to which the Subsidiary agreed to acquire the WJA assets. The acquisition was consummated as of January 1, 1997. The WJA Frontons acquired were combined with the Fort Pierce Fronton into the Subsidiary.

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

In 1980, WJA and three other pari-mutuel permit holders formed Summer Jai-Alai Partners ("SJA"), a Florida general partnership, to conduct pari-mutuel jai-alai operations at the Miami Fronton during the summer months ("Summer Operations"). As part of the acquisition of the WJA assets, the Company acquired and currently owns a 21% interest in SJA. Under the terms of the partnership agreement, certain of the Company's costs and expenses will be allocated to Summer Operations based upon specific formulas set forth in the agreement. In addition, pursuant to a lease agreement which expires in the year 2004, SJA rents the Miami Fronton for the time in which the summer jai-alai season is conducted. The rental is based upon 1% of handle, plus applicable Florida sales tax. The Company's 21% interest in SJA is accounted for under the equity method.

CARD ROOM DEVELOPMENT.  Florida House Bill No. 337 (now known as section
849.086 of the Florida Statutes) became effective June 1, 1996. This legislation authorized card rooms at licensed pari-mutuel facilities beginning in January, 1997. The card rooms aree administered and regulated by the Florida Department of Par-Mutuel Wagering ("DPMW"). Games are limited to non-banked poker games and dominoes. Card room authorization is also subject to approval by the county commission in which the pari-mutuel facility is located. This same bill also authorized full-card --simulcasting of races from out of state tracks such as Belmont, Meadowlands, Philadelphia Park, and Monmouth. The Frontons in Fort Pierce, Tampa and Ocala are currently carrying several of these signals. This legislation also reduced the pari-mutuel tax on handle from 5% to 4.25% at the Tampa, Fort Pierce, and Ocala frontons. The pari-mutuel tax at Miami was reduced from 5% to 3.85%.

In late 1996, the county governments of Dade County and Hillsborough County, Florida, passed legislation permitting card rooms to be operated by all pari-mutuel facilities located in those counties. As a result, the Company opened card rooms in Miami (on June 19th with 40 tables initially) and Tampa (on May 22nd with 30 tables initially) during the second quarter of 1997. Pursuant to Florida Statue 849.086 the Miami and Tampa facilities conduct low stakes ($10 per hand) poker and dominoes at these facilities two hours prior to, during and two hours following live jai-alai performances. A rake of $.25 per person is the pari-mutuel's revenue from each hand dealt. Dominoes tables are rented at the rate of $1.50 per half hour per player. Florida state taxes will be paid at 10% of this revenue and 4% of the revenues will be paid to the Jai-Alai players.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS 1997 COMPARED WITH THREE AND SIX MONTHS 1996

During the quarter and six months ended June 30, 1997, the Company's operations reflects six months' operation of live Jai-Alai performances at Miami and Tampa. The Ft. Pierce Fronton conducted live jai-alai performances January through April. A full schedule of inter-track wagering was also conducted at all facilities with the exception of Miami, which offers limited ITW product due to blackouts imposed as a result of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, and Mexico. The Ocala Fronton only operated inter-track wagering during the first quarter and began its live season May 25th.

HANDLE ANALYSIS

Total Handle (amount of money wagered) for the quarter ended June 30, 1997 was $39,511,535 of which $25,225,117 was from live and host jai-alai wagering and $14,286,418 was from inter-track guest wagering Total handle for the six months ended June 30, 1997 was $83,391,665, of which $54,414,727 was from live and host jai-alai wagering and $28,976,938 was from guest inter-track wagering.

Total handle for the quarter ended June 30, 1996 was $6,163,885 of which $795,457 was from live jai-alai wagering and $5,368,428 was from inter-track wagering. Total handle for the six months ended June 30, 1996 was $15,159,152, of which, $3,665,582 was from live jai-alai wagering and $11,493,570 was from inter-track wagering.

HANDLE INCREASE

Total handle for the quarter ended June 30, 1997 was $39,511,535, an increase of $33,347,650 over the same period in 1996. The increase consisted of an increase in live and host jai-alai handle of $24,429,660 and an increase of $8,917,990 in ITW handle.

Total handle for the six months ended June 30, 1997 was $83,391,665, an increase over the same period in 1996 of $68,232,513. This increase was attributable to an increase in live and host jai-alai wagering handle of $50,749,145 and an increase in inter-track wagering handle of $17,483,368. These increases were primarily the result of the pari-mutuel operations acquired from World Jai-Alai as described above.

REVENUES

Pari-mutuel revenues( net of state pari-mutuel taxes) for the quarter ended June 30, 1997 were $5,372,876 compared to pari-mutuel revenues of $709,672 for the same period in 1996. Pari-mutuel revenues for the six months ended June 30, 1997 were $11,618,120 compared to pari-mutuel revenues of $1,948,466 for the same period in 1996. Revenues for the quarter ended June 30, 1997 ($5,372,876) consisted of $4,100,204 from jai-alai wagering and $1,272,672 from inter-track wagering. Revenues for the quarter ended June 30, 1996 ($709,672) consisted of $175,820 from live jai-alai wagering and $533,852 from inter-track wagering. Revenues for the six months ended June 30, 1996 ($1,948,466) consisted of $807.804 from live jai-alai and $1,140,602 from inter-track wagering. These increases were primarily the result of the pari-mutuel operations acquired from World Jai-Alai as described above.

During the Quarter ended June 30, 1997, the Company opened two card room facilities at Tampa on May 22nd and Miami on June 19th. Consequently, the quarter and six months ended June 30, 1997, reflects only nine (9) days of operations in Miami and twenty-nine (29) days of operations at the Tampa facility. Card room revenue for this short period of operations was $99,649.

Admissions income, net of state taxes, for the three and six months periods ended June 30, 1997 were $148,824 and $325,599 respectively. This compares to $32,822 and $77,334 for the three and six month period ended June 30, 1996. Food, beverage and other income for the quarter and six months ended June 30, 1997 were $1,022,980 and $2,286,877, respectively. This compares to the three and six month period ended June 30, 1996 of $160,187 and $496,565, respectively. These increases were primarily the result of the WJA sset acquisition. Attendance for live jai-alai performances and ITW performances was approximately 304,053 and 666,316 for the quarter and six months ended June 30, 1997, respectively. This compares to 362,263 and 639,137 for the same periods in 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses were $2,382,931 and $4,793,045 for the three months and six months ended June 30, 1997, respectively. This compares to $487,685 and $913,911 for the three months and six months ended June 30, 1996, respectively. The increase of $1,895,246 for the quarter ended June 30, 1997, as compared to the same period in 1996 resulted from taking on the cost of administration for three additional Jai-Alai facilities in Miami, Tampa, and Ocala, Florida, net of staff reductions and consolidations.

Significant categories of general and administrative expenses and their comparison to the second quarter last year are as follows. Executive salaries were $213,735 for the second quarter of 1997 compared $144,912 for the quarter ended June 30, 1996. Advertising increased $425,708 to $484,085, with approximately $200,000 utilized in the promotion and introduction of the new card room facilities. Professional fees were $85,065 compared to $39,051 for the same three month period in 1996. Consulting fees increased from $10,026 to $86,200. Former executives of World Jai-Alai were paid $82,000, pursuant to the purchase agreement. Travel and entertainment expense totaled $116,451 for the second quarter of 1997, compared to $62,484 for the second quarter of 1996. Another significant cost included is approximately $311,488 in payroll taxes. Employee benefits increased to $201,104. Property taxes increased significantly to $213,078 as a result of the WJA purchase. Insurance also increased significantly to $76,071 as a result of the company's expanded operations. Public company costs including shareholder relations/information and filing fees increased to $35,908 from $27,882. Interest expense totaled $163,123 and $40,460 for the three month period ended June 30, 1997 and June 30, 1996, respectively. The $122,663 increase in interest expense was primarily the result of the bank debt incurred which was related to the purchase of the WJA facilities described earlier.

Significant categories of general and administrative expenses and their comparison on a six month period in 1997 versus 1996 are as follows. Executive salaries were $542,698 for the six months ended June 30, 1997, compared to $289,825 for 1996. Advertising increased $570,897 to $860,722. Professional fees were $150,729 compared to $94,725 for the same period in 1996. Consulting fees increased from $20,907 to $174,100. Former executives of World Jai-Alai were paid $164,000, pursuant to the purchase agreement. Travel and entertainment expense totaled $207,988 compared to $102,848 for the first six months of 1996. Another significant cost included is approximately $677,463 in payroll taxes. Employee benefits increased to $381,884. Public relations expense increased to $150,409 as the result primarily of admission and other discounts at the expanded group of facilities. Property taxes increased significantly to $387,744 as a result of the company's expanded operations. Insurance also significantly to $239,243 as a result of the company's expanded operations. Public company costs including shareholder relations/information and filing fees increased to $81,471 from $63,275. Interest expense totaled $316,274 and $81,749 for the six month period ended June 30, 1997 and June 30, 1996, respectively. The $234,525 increase in interest expense was primarily the result of the bank debt incurred which was related to the purchase of the WJA facilities described earlier.

OPERATING EXPENSES 2ND QUARTER

The Company's operating expenses for the three months ended June 30, 1997 and June 30, 1996 were $5,027,498 and $806,651, respectively. Depreciation and amortization expense for the three months ended June 30, 1997 and June 30, 1996, was $73,711 and $48,600, respectively. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending June 30, 1997 and June 30, 1996, were $1,633,284 and $177,320, respectively, reflecting the expanded operation of two year-round schedules in Miami and Tampa and one and a half month's operation in Ocala compared to one month of jai-alai operation at the Ft. Pierce fronton during this period in 1996. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $576,587, for the three months ended June 30, 1997, compared
to $90,409 for three months ended June 30, 1996.   The components of the 1997
total ($576,587) were $85,058 in ITW tote, interface, and telephone charges; $220,952 in totalizator equipment rental; $146,553 in satellite charges and $124,025 in camera/television rental. Utilities expense totaled $285,459 and $32,334 respectively, for the three months periods ended June 30, 1997 and June 30, 1996. Program costs totaling $188,931 and $28,193, respectively, are also included in the total operating expenses for the three month periods ended June 30, 1997 and 1996. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $703,564 and $94,680 for the three month periods which ended June 30, 1997 and June 30, 1996, respectively. Operating payrolls and contract costs totaled $1,253,640 and $234,915 for the three month periods ended June 30, 1997 and June 30, 1996, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $1,253,640, $438,467 was mutuels payroll, $354,398 was maintenance and $305,092 was security. Maintenance expense for the three months ended June 30, 1997, totaled $170,245. These increases were primarily the result of the expanded pari-mutuel operations due to acquisition of the assets of World
Jai-Alai.

OPERATING EXPENSES SIX MONTHS

The Company's operating expenses for the six months ended June 30, 1997 and June 30, 1996 were $9,943,955 and $2,139,357, respectively. Depreciation and amortization expense for the six month period ended June 30, 1997 and June 30, 1996, was $291,722 and $97,200, respectively. Player costs, which include salaries, benefits, and support staff, which represents a significant portion of operational expenses. Player costs for the six months ended June 30, 1997 and June 30, 1996, were $3,310,563 and $669,322, respectively, reflecting the expanded operation of two year-round schedules in Miami and Tampa and one and a half month's operation in Ocala compared to only four months of jai-alai operation at only the Ft. Pierce fronton during this same period in 1996. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $1,143,384, for the six months ended June 30, 1997, compared to $217,057 for six months ended
June 30, 1996.   The components of the 1997 total were $152,277 in ITW tote, interface, and telephone charges; $451,631 in totalizator equipment rental; $287,553 in satellite charges and $251,923 in camera/television rental. Utilities expense totaled $523,004 and $66,882 respectively, for the six months periods ended June 30, 1997 and June 30, 1996. Program costs totaling $355,996 and $68,173, respectively, are also included in the total operating expenses for the six month periods ended June 30, 1997 and 1996. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $1,476,489 and $245,423 for the six month periods which ended June 30, 1997 and June 30, 1996, respectively. Operating payrolls and contract costs totaled $2,527,031 and $575,906 for the six month periods ended June 30, 1997 and June 30, 1996, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $2,527,031, $889,963 was mutuels payroll, $695,863 was maintenance and $620,623 was security. Maintenance expense for the six months ended June 30, 1997, totaled $307,029. These increases were primarily the result of the expanded pari-mutuel operations due to acquisition of the facilities of World Jai-Alai.

OTHER INCOME

The Company had net interest and other income of $144,392 and $211,561 for the three and six month period ended June 30, 1997, respectively, as compared to $60,208 and $104,905 for the three and six month periods ended June 30, 1996. The increase in interest income was the result of an increase of funds invested in short term cash equivalent funds during the first quarter of 1997 due to additional equity capital being injected during the first quarter of 1997 and an increase in the credit line with Freedom Financial Corporation (See Liquidity and Capital Resources). Approximately $79,000 in allocation income related to the operation of the Summer Jai-Alai in Miami is included for the second quarter.

TAX LOSS CARRYFORWARDS

At December 31, 1996, the Company had approximately $11,752,000 in net operating loss carryforwards. However, because of IRC section 382 limitations due to the change of control that occurred in March, 1993, the bulk of these carryforwards are limited to approximately $95,000 per year. Operating losses of approximately $1,381,000 attributed to the period after the change of ownership are not subject to the Section 382 limitation.

SUMMARY OF OPERATIONS

The Company had a net loss of $717,753 or $0.15 per common share, for the three months ended June 30, 1997, compared to a net loss of $380,047 or $.11 per common share for the three month period ended June 30, 1996. The Company had a net loss of $509,250 or $0.11 per common share, for the six months ended June 30, 1997, compared to a net loss of $523,258 or $.16 per common share for the three month period ended June 30, 1996. The increased loss for the quarter ended June 30, 1997 was primarily caused by the factors discussed above. The most dramatic being the business expansion due to the acquisition of the World Jai-Alai properties and costs associated with the card room introductions while being open only 21% of the quarter.

The Company has expended approximately $2,194,754 for the period ended June 30, 1997 in capital improvements related primarily to the construction of Poker Room facilities at Miami and Tampa. Total renovation costs are anticipated to be approximately $2.3 million.

LIQUIDITY AND CAPITAL RESOURCES

The balance of the Company's cash and cash equivalents at June 30, 1997 was $1,202,107. At June 30, 1997 the Company had a decrease in working capital of $1,018,365 from December 31, 1996. The decrease was primarily the result of the construction and pre-opening costs associated with the card rooms in Tampa and Miami ( approximately $2 million), growth in accounts payable (approximately $2 million), and a $581,000 increase in the current portion of long term debt maturing within one year. The decrease in liquidity is also net of $2,416,401 in additional funds received January and April in connection with Regulation D and Regulation S Convertible Preferred Stock offerings.

During the six months ended June 30, 1997, net cash provided by in the Company's operating activities was $772,374. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Fronton operations. Principal revenues were from net pari-mutuel wagering commissions on live jai-alai and ITW events. The Company expects that net cash flows from the operation of current business activities will be adequate to meet operational needs.

During the six months ended June 30, 1997, cash flow used by investing activities was $3,003,220. Of this $2,194,754 was the result of additions to plant and equipment, the bulk of which was attributable to card room construction. During the fourth quarter of 1995, the Company lent an affiliated company (Freedom Financial) funds on a demand secured credit line, which bears interest at the prime rate plus 2% (10.50%). Funds advanced during the six months ended June 30, 1997 under this agreement totaled $808,466.

During the six months ended June 30, 1997, cash flow from financing activities was $2,525,426. Cash flow from financing activities consisted of approximately $2,416,401 in net funds generated from the sale of convertible preferred stock; and $375,000 generated when Freedom Financial exercised options for 300,000 common shares. The company had a net reduction of $265,975 in borrowings for the six months ended June 30, 1997. Subsequent to June 30, 1997, the Company raised another $1.16 million in funds via the sale of convertible debenture as described in its Current Report on Form 8K dated July 14, 1997.

The Company has terminated discussions relative to gaming ventures with all Native American tribes except for the

Rincon Luiseno Band of the Mission Indians in San Diego County, California. Due to adverse decisions in other Courts in related cases in California and the opinion issued by the U.S. Supreme Court in the Seminole case and continuing delays in the opening of the Rincon Casino with gaming machines, both Florida Gaming and the Rincon tribe have requested arbitration relative to the Company's Loan Agreement. The outstanding balance on the loan to the Rincon tribe was $310,000 as of June 30, 1997.

Additional capital will be required for the recently announced expansion concerning the potential acquisition of a 200 room hotel and casino in Las Vegas, Nevada, as described in Exhibit 99.1 in Part II of this report. Although the Company is in the process of due diligence and no definitive agreement has been reached , the casino bank and purchase price could require a much as $18 million in cash. Florida Gaming is in the process of trying to obtain approval for a card room at its Ft. Pierce facility and is considering the addition of flea markets at Ft. Pierce and Tampa. The company also has substantial mortgage debt repayments of $2 million due over the next twelve months with $1.8 million of this due to the Bank of Oklahoma ("BOK") .

In light of items described in the preceding paragraph the Company is currently evaluating sources of funding including long-term equity and debt financing, including discussions with investment banking firms. These include mortgage debt utilizing the values of the existing and recently acquired real estate (see Note 8 to the Financial Statements - Acquisition of WJA Assets). On May 1, 1997 Freedom exercised 300,000 of its options for $375,000 and on August 1, 1997 Freedom exercised options for an additional 25,000 shares ($31,250). The company believes that its current financial condition provides adequate capital reserves and liquidity.


                          PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

        None.

Item 2. CHANGES IN SECURITIES.

        (a)  Not applicable.

        (b)  Not applicable.

        (c) In May 5, 1997, the Company issued 4,977 shares of Common Stock upon the conversion of 22.5 shares of Series B Preferred Stock. On May 14, 1997, the Company issued 32,664 shares of Common Stock upon the conversion of 121 shares of Series D Preferred Stock.
             On May 15, 1997, the Company issued 10,257 shares of
             Common Stock upon the conversion of 38 shares of Series
             D Preferred Stock. On May 29, 1997, the Company issued 13,871 shares of Common Stock upon the conversion of 43 shares of Series D Preferred Stock. On May 30,
             1997, the Company issued 15,827 shares of Common Stock upon the conversion 50 shares Series D Preferred Stock.
             On June 5, 1997, the Company issued 16,014 shares of
             Common Stock upon the conversion of 48 shares of Series
             D Preferred Stock. On June 6, 1997, the Company issued 20,826 shares of Common Stock upon the conversion of 62 shares of Series D Preferred Stock. On June 9, 1997, the Company issued 28,506 shares of Common Stock upon the conversion of 84 shares of Series D Preferred
             Stock. On June 11, 1997, the Company issued 68,937 shares of Common Stock upon the conversion of an aggregate of
             22.5 shares of Series B Preferred Stock and 189 shares of Series D Preferred Stock. On June 18, 1997, the Company issued 25,383 shares of Common Stock upon the conversion of 75 shares of Series D Preferred Stock. On June 24, 1997, the Company issued 15,141 shares of Common Stock upon the conversion of 50 shares of Series D Preferred Stock. On
             July 1, 1997, the Company issued 3,631 shares of Common Stock upon the conversion of 12 shares of Series D Preferred
             Stock. On July 8, 1997, the Company issued 23,775 shares of Common Stock upon the conversion of an aggregate of 50 shares of Series C Preferred Stock and 25 shares Series D Preferred Stock. On July 21, 1997, the Company issued 34,404 shares of Common Stock upon the conversion of 100 shares of Series C Preferred
             Stock. On July 22, 1997, the Company issued 26,258 shares of Common Stock upon the conversion of 75 shares of Series D Preferred Stock. On July 25, 1997, the
             Company issued 8,789 shares of Common Stock upon the conversion of 25 shares of Series D Preferred Stock.
             No underwriters were used in any of these conversions.
             The shares
             were issued in accordance with Section 3(a)(9) of the Securities Act of 1933.

             On August 1, 1997, the Company issued 25,000 shares of its common stock to Freedom Financial Corporation ("Freedom") for cash consideration of $31,250. The issuance was in connection with the exercise in part of the options previously issued to Freedom pursuant to a Stock Purchase Agreement dated March 31, 1993. Freedom retains an option to purchase 1,005,000 shares of common stock at an exercise price of $1.25 per share.
             No underwriters were used in these transactions. The shares of common Stock were issued in transactions not involving a public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.


Item 3. DEFAULTS UPON SENIOR SECURITIES.

        None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

Item 5. OTHER INFORMATION.

        None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) LIST OF EXHIBITS FILED.

            Exhibit 27 - Financial Data Schedule.

            Exhibit 99.1 - Letter of Intent dated July 30, 1997 between the Company and Flamingo Street, LLC.

        (b) REPORTS ON FORM 8-K.

            During the quarter ended June 30, 1997, the Company filed a (i) Form 8-K Current Report dated April 4, 1997, concerning Item 9, SALES OF EQUITY SECURITIES PURSUANT TO REGULATION S, reporting the issuance of 200 shares of the Company's Series E 8% Cumulative Convertible Preferred Stock and (ii) a Form 8-K Current Report dated May 1, 1997, concerning Item 5, OTHER EVENTS, reporting Freedom Financial Corporation's exercise of its options to purchase 300,000 shares of the Company's Common Stock at a per share exercise price of $1.25. Following the quarter ended June 30, 1997, the Company filed a Form 8-K Current Report dated July 10, 1997, concerning Item 9, SALES OF EQUITY SECURITIES PURSUANT TO REGULATION S, reporting the issuance of a $1,200,000 5% Cumulative Convertible Debenture due December 31, 1998. No financial statements were filed as a part of these Form 8-K Current Reports.

                           FLORIDA GAMING CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                  FLORIDA GAMING CORPORATION
                                  --------------------------------------------
                                  (Registrant)


Date:  AUGUST 14, 1997            By:  /s/ W.B. COLLETT
                                      ----------------------------------------
                                      W.B. COLLETT
                                      Chairman of the Board
                                      and  Executive Officer


                                  (Principal Executive Officer)


Date:   AUGUST 14, 1997           By:  /s/ TIMOTHY L. HENSLEY
                                      ----------------------------------------
                                      Timothy L. Hensley
                                      Executive Vice President
                                      and Chief Financial Officer


                                  (Principal Financial and Accounting Officer)