Form 10QSB
period 1997-09-30
FLORIDA GAMING CORP
filed 1997-11-14
CIK 312065

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549

                                    F O R M 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended September 30, 1997

                            Commission file number 0-9099



                              FLORIDA GAMING CORPORATION
                ______________________________________________________
                (Exact name of registrant as specified in its charter)


              DELAWARE                                   59-670533
         ______________________                    ________________________
     (State or other Jurisdiction of                   (IRS Employer
      Incorporation or Organization)                Identification No.)


       3500  NW 37TH AVENUE, MIAMI, FLORIDA                33142-0000
    _______________________________________________________________________
      (Address of principal executive offices)             (Zip code)

       Registrant's telephone number, including area code  (305) 633-6400
                                                           _______________

Former name, former address and former fiscal year, if changed since last report
                    _____________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES      X               NO
                               ___________                _____________

5,586,940   shares of the issuer's Common Stock were outstanding as of the
                    latest practicable date,   NOVEMBER 14, 1997.

                   Transitional Small Business Disclosure Format:

                        YES                NO      X
                            ______________      _______________

                                   FLORIDA GAMING
                                     CORPORATION

                                 INDEX TO FORM 10-QSB




                                                                 PAGE NUMBER
                                                                 ___________

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of September 30, 1997 (unaudited) and
    December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . .   3

Statements of Operations (unaudited) Three & Nine Months ended
    September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . .   5

Statements of Cash Flows (unaudited) Nine Months ended
    September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . .   6

Notes to Financial Statements (unaudited) . . . . . . . . . . . . . .   7

Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations . . . . . . . . . .  16


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .  23

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

PART I.  FINANCIAL INFORMATION


ITEM 1.


                              FLORIDA GAMING CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)




ASSETS
                                                 SEPTEMBER 30,     DECEMBER 30,
                                                     1997               1996
                                                 _____________     ____________
CURRENT ASSETS:
  Cash & cash equivalents  (Note 2) . . . . . .     $803,025          $907,527
  Accounts receivable & current portion
    of notes receivable (Note 6). . . . . . . .    3,428,574         2,100,259
  Inventory (Note 2)  . . . . . . . . . . . . .       92,907           169,419
  Prepaid expense and other . . . . . . . . . .      472,673           103,200
                                                  ----------        ----------

      Total current assets                         4,797,179         3,280,405

PROPERTY AND EQUIPMENT:

  Land (Notes 2 and 8). . . . . . . . . . . . .   11,647,485        11,457,495
  Building & Improvements (Notes 2 and 8) . . .   11,714,405         9,747,978
  Furniture, fixtures and equipment
    (Notes 2 and 8) . . . . . . . . . . . . . .    2,188,785         1,717,520
                                                  ----------        ----------
                                                  25,550,675        22,922,993
  Less accumulated depreciation . . . . . . . .     (974,612)         (528,700)
                                                  ----------        ----------
                                                  24,576,063        22,394,293
                                                  ----------        ----------
GAMING  VENTURE  INVESTMENTS  . . . . . . . . .      340,000           340,000
RESERVE GAMING  V ENTURE  LOAN  (Note 9). . . .     (340,000)          (30,000)
OTHER ASSETS. . . . . . . . . . . . . . . . . .      606,953           320,351
                                                  ----------        ----------

                                                 $29,980,195       $26,305,049
                                                  ==========        ==========

continued

FLORIDA  GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS  (continued)


LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                                      SEPTEMBER 30,  1997       DECEMBER 30,  1996
CURRENT LIABILITIES
     Accounts payable (Note 2)............................................                $  5,133,176              $  3,124,426
     Other accrued expenses...............................................                   1,377,465                 1,180,123
     Short-term borrowing and current portion of long-term debt...........                   5,834,808                 1,423,703
                                                                                          ------------              -------------
            Total current liabilities......................................                 12,345,449                 5,728,252

LONG-TERM LIABILITIES
     Long-term portion note payable (Note 2)..............................                   3,443,818                 7,095,289

STOCKHOLDER'S EQUITY (See Notes 2,4,5, and 7):
     Class A convertible preferred stock, convertible to common stock;
      $.10 par value, 1,200,000 shares authorized,  34,435 shares
      issued and outstanding at September 30, 1997, and December 31, 1996.                       3,443                     3,443

     Class B  convertible preferred stock;  convertible to common stock,
      5,000 shares authorized;   545 and 1,990 shares issued and
      outstanding at September 30, 1997 and December 31, 1996,
      respectively......................................................                            54                       199

     Class C  8% cumulative convertible preferred stock, convertible to common stock, 5,000 shares authorized; 250 shares issued and
      outstanding at September 30, 1997 and December 31,1996.............                           25                        55

     Class D  8% cumulative convertible preferred stock,  5,000 shares authorized; 25 shares issued and outstanding at September 30, 1997
      and  December 31,  1996.............................................                           3                        65

     Class E  8% cumulative convertible preferred stock,  5,000 shares authorized; 2000 shares issued and outstanding at
      September 30, 1997 .................................................                         200                       ---

     Common stock, $.10 par value, authorized 15,000,000 shares,  5,538,130 issued and outstanding at September 30, 1997, and 4,340,626 shares
      issued and outstanding at December 31, 1996.........................                      553,813                   434,063

     Capital in excess of par value.......................................                   36,498,920                35,276,095

     Accumulated deficit.................................................                   (22,865,530)              (22,232,412)
                                                                                           -------------             -------------
              Total stockholders equity..................................                    14,190,928                13,481,508
                                                                                           -------------             -------------
              Total liabilities and stockholders equity..................                   $29,980,195               $26,305,049
                                                                                           =============             =============


The accompanying notes are an integral part of these financial statements.

                             FLORIDA GAMING CORPORATION
                                  STATEMENTS OF OPERATION
                                     (UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED

                                                  September 30,     September 30,     September 30,    September 30,
                                                      1997              1996              1997             1996
                                                  -------------     -------------    ---------------   -------------
HANDLE:
Jai-Alai.                                          $  6,070,069      $      ---       $ 60,484,796       $  3,665,582
Inter- Track Wagering (ITW)                          13,713,488       5,389,831         42,690,426         16,883,401
                                                   -------------     -----------     -------------       -------------
       Total Pari-Mutuel Handle                      19,783,557       5,389,831        103,175,222         20,548,983
                                                   -------------     -----------     -------------       -------------
REVENUE:
On Site Mutuel Revenue, Net of
Pari-Mutuel taxes to State of Florida                $1,211,417             ---       $ 10,190,036        $   807,805
Inter-Track Mutuel Commissions                        1,220,115      $  490,704          3,859,616          1,631,305
                                                   -------------     -----------     -------------       -------------
       Net Pari-Mutuel Revenue                        2,431,532         490,704         14,049,652          2,439,110

Cardroom Income                                         206,292             ---            305,941                ---
Admissions Income,  Net of state taxes                   86,800          26,779            412,399            104,113
Programs, Food, Beverage and Other Income               826,130         106,502          3,113,007            603,067
                                                   -------------     -----------     -------------       -------------
       Total Operating Revenue                        3,550,754      $  623,985       $ 17,880,999         $3,146,290
                                                   ============      ===========      ============       =============
COSTS AND EXPENSE:
Operating                                          $  2,920,009      $  495,970       $ 12,863,964         $2,635,327

General and Administrative                            1,852,863         489,425          6,645,907          1,403,336
Depreciation & Amortization                             191,269          48,600            482,991            145,800
Summer Jai-Alai                                          31,912             ---             54,247                ---
                                                   -------------     -----------     -------------       -------------
     Total Costs and Expense                          4,996,053       1,033,995         20,047,109          4,184,463
                                                   -------------     -----------     -------------       -------------
      Net Income (Loss) From Operations             ($1,445,299)      ($410,010)       ($2,166,110)       ($1,038,173)
                                                   ============      ===========      ============       =============
OTHER INCOME (EXPENSES)
     Loss Reserve                                      (322,193)            ---           (322,193)               ---
     Interest and Other Income                           55,517         535,536            267,078            640,441
                                                   -------------     -----------     -------------       -------------
     Net Income (loss)                           $   (1,711,975)     $  125,526       $ (2,221,225)         $(397,732)
                                                   ============      ===========      ============       =============
Earnings (loss) per  Common Share                $        (0.32)     $     0.04       $      (0.45)          $  (0.12)
Earnings per  Common Share
 (fully diluted See Note 4)                                 N/A      $     0.02                N/A                N/A
Weighted Avg. Common Shares Outstanding               5,369,594       3,585,808          4,918,200          3,370,115



      The accompanying notes are an integral part of these financial statements.

                                                5

                             FLORIDA GAMING CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                                       FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30, 1997     SEPTEMBER 30, 1996
Cash flows from operating activities:
Net Income(loss).........................................................        $  (2,221,225)            $(397,732)
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
        Depreciation and amortization....................................              482,991               145,800
        Equity in earnings of Summer Jai-Alai............................               54,247                   ---
        Accounts receivable, net.........................................             (406,244)             (542,135)
        Prepaid expenses and other current assets........................             (369,474)              (35,131)
        Other assets.....................................................              (67,932)              (12,229)
        Inventories......................................................               76,511                 1,818
        Due to Summer Jai-Alai...........................................                5,895                   ---
        Accounts payable.................................................            2,008,750               (82,155)
        Accrued expenses.................................................              197,342                46,700
                                                                                    -----------            ----------
                 Total adjustments.......................................            1,982,086              (477,332)

        Net cash provided (used) by operating activities................             $(239,139)            $(875,064)
                                                                                    -----------            ----------
Investing activities:
            Loan  to affiliated company..................................             (927,966)           (1,292,641)
            Cash portion of WJA Note Purchase............................                  ---            (1,980,889)
            Capital Expenditures (Note 8)................................           (2,627,677)             (243,033)
                                                                                    -----------            ----------
            Net cash provided from (used in) investing activities........          $(3,555,643)          $(3,516,563)
                                                                                    -----------            ----------
Financing activities:
 Net proceeds from borrowing/Repayment of Borrowings ....................             (440,366)             (128,653)
               Convertible Bond Issue  (Guaranteed by Affiliated Company)
                (Note 5)  ................................................           1,200,000                  ---

               Stockholders Equity:
               Issuance of Common & Preferred Stock, net proceeds. (Note 5)          2,930,646             2,037,742
                                                                                    -----------            ----------
            Net cash provided (used) from financing activities...........           $3,690,280           $ 1,909,089
                                                                                    -----------            ----------
NET INCREASE (DECREASE) IN CASH..........................................           $ (104,502)          $(2,482,538)

CASH AND EQUIVALENT AT BEGINNING OF YEAR.................................           $  907,527           $ 2,721,865
                                                                                    -----------            ----------
CASH AND CASH EQUIVALENTS AT END OF QUARTER..............................           $  803,025           $   239,327
                                                                                    ===========          ============
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest..........................................................             408,423               148,950
        IncomeTaxes.......................................................                   0                     0
        Non-cash  Items...................................................             322,193                74,151

     The accompanying notes are an integral part of these financial statements

FLORIDA GAMING CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 1997
(unaudited)

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

Certain in formation and notes have been condensed or omitted pursuant to the rules and regulations of the Commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects all adjustments of a normal recurring and non-recurring nature, which, in the opinion of the Company, are necessary to a fair statement of the results for the periods indicated.

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

COMPANY BACKGROUND: Florida Gaming Corporation (the Company) operates live Jai Alai games and Inter-Track Wagering ("ITW') on Jai-Alai, horse racing and dog racing in Miami, Tampa, Ocala, and Ft. Pierce Florida. The Company also operates card rooms at Miami and Tampa.

Approximately 30% of the Company's common stock is controlled by the Company's Chairman either directly or beneficially through his ownership of Freedom Financial Corporation (Freedom) a closely held corporation.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets.

REAL ESTATE HELD FOR EXPANSION: The Company's investment in undeveloped land ($1,617,495 at September 30, 1997, December 31, 1996 and 1995, respectively) is carried at cost and is included with land under property, plant and equipment in the accompanying balance sheet.

INVENTORY: The Company's inventory, comprising food and beverage products and souvenirs, is stated at the lower of cost or market.

PARI-MUTUEL WAGERING: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and off-site ITW events. On-site live Jai-Alai wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida and a portion retained by the Company. Off-site ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company's liability to host tracks for ITW collections totaled, $871,885 and $40,646 at September 30, 1997 and December 31, 1996, respectively. Unclaimed winnings totaled $552,341 and $930,017 at September 30, 1997 and December 31, 1996, respectively, including $851,163 assumed in connection with the Company's purchase of three (3) Jai Alai facilities on December 31, 1996 (See Note 8).

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

(4)  INCOME PER COMMON SHARE

The net income and losses and per common share was calculated based upon net loss and the weighted average number of outstanding common shares (5,369,594 and 3,585,808 for the three months ended September 30, 1997, and 1996, respectively). Weighted average outstanding common shares for the nine months ended September 30, 1997, and 1996, were 4,918,200 and 3,370,115, respectively. Options and convertible securities were not included in the computations of loss per shares for these periods because their inclusion would be anti-dilutive. Options and convertible securities were included in the computations of income per share on a fully diluted basis for the three month period ended September 30, 1996. Options and convertible securities were not included in the computations of loss per shares for all other periods presented, because their inclusion would be anti-dilutive. Weighted average equivalent shares on a fully diluted basis for the three months ended September 30, 1996 were 6,196,500 shares, consisting of 74,250 options held by two former directors, 54,000 in options held by a Vice President of the Company, 7,815 shares of equivalent converted Preferred Class A Stock, 494,627 shares of equivalent converted Preferred Class B Stock, 650,000 in options held by directors and an executive officer under Qualified and Non-qualified Stock Option Plans, 1,330,000 in options held by Freedom Financial Corporation, and the 3,585,808 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

(5)    PREFERRED STOCK & CONVERTIBLE DEBENTURE

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

The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration to be received by the Company upon initial issuance of each share of the Series B shares is $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. On December 15, 1995, the Board of Directors reserved 600,000 shares of the Company's common stock for issuance upon conversion of the Series B preferred stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. During the year ended December 31, 1995, 2,400 Series B preferred shares were issued for $2,400,000 to three unrelated parties. During 1996, the Company issued an additional 2,300 Series B shares at $925 per share and 2,707.5 Series B shares were converted to 473,588 shares of common stock. During the nine months ended September 30, 1997, 1,447.5 Series B shares were converted to 262,834 shares of common stock.

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

During 1996, the Company issued 550 Series C shares at $1,000 per share.
During the nine months ended September 30, 1997,  300   Series C shares were
converted to 105,131 shares of common stock.

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

During 1996, the Company issued 650 Series D shares at $1,000 per share and on January 16, 1997 the Company issued another 525 shares . During the nine months ended September 30, 1997, 1,150 Series D shares were converted to 372,539 shares of common stock. As of October 2, 1997, the last 25 shares of Series D shares were converted and presently no Series D shares are outstanding.

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

Holders of Series E Preferred Stock may convert part of such shares to the Company's Common Stock (the "Series E Conversion Shares") beginning 120 days after the issuance of the Series E Preferred Stock and any or all such shares after 180 days. If not converted earlier by the holder, the Series E Preferred Stock shall be converted automatically on April 4, 1999. In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.50 or (ii) 80% of the closing bid price of the Common Stock on the five trading days before conversion. The holder of the Series E Conversion Shares may sell all of his shares 151 days after his purchase.

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

The Class A Convertible Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock are all equal in rank with respect to the payment of dividends and the distribution of assets upon liquidation of the Company.

The Company filed a Form 8-K Current Report dated July 10, 1997, reporting the issuance of a $1,200,000 5% Cumulative Convertible Debenture due December 31, 1998. The terms of the Debenture provide for interest at the rate of five percent (5.0%) per year payable until the Debenture has been converted. The holder, at its option, may convert the Debenture into Common Stock at $6.00 per share after December 31, 1997. After December 31, 1997, if during any calendar month (the "Demand Month") the average Closing Bid Price of the Common Stock for any five consecutive trading day period is at or below $7.00 per share, purchaser will have the option of demanding redemption (the "Demand Redemption') on part of the Debenture. The principal amount that the purchaser will be entitled to redeem will be a number up to 25% of the total amount of the debenture outstanding as of the close of business on December 31, 1997 (the "Monthly Maximum Demand Redemption Amount"). Any portion of this amount which is not requested to be redeemed by purchaser in a Demand Month will only be available for redemption in the fourth month following that specific Demand month in which it initially became available for redemption. The Demand Redemption obligations are guaranteed by Freedom Financial Corporation pursuant to a Guaranty and Stock Pledge Agreement.

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

Included in notes receivable is a line of credit granted to Freedom Financial Corporation in December of 1995. The credit facility, which is secured by real property owned by Freedom, is due on demand and bears interest at 2% above prime. Freedom Financial is owned substantially by the Company's Chairman.. As set forth on its Current Report on Form 8K dated September 24, 1997, and subsequent amendment filed October 10, 1997, Florida Gaming has agreed to purchase from Interstate Capital Corporation (a wholly owned subsidiary of Freedom Financial) certain unimproved properties and a residential real estate development called Tara Club Estates ( collectively, the "Properties" ) situated in Loganville, Walton County, Georgia. As consideration for the purchase, Florida Gaming will pay Interstate the sum of $6,373,265 payable as follows (i) the issuance of 2,084 shares of proposed Series F 8% Convertible Preferred Stock ( the "Series F Preferred Stock"), (ii) the assumption by Florida Gaming of $1,081,102 of first mortgage promissory notes to certain lenders secured by the Properties, and
(iii) the cancellation of $3,208,163 including accrued interest owed by Freedom Financial under the secured credit line. Florida Gaming has received an opinion from an investment banker that the consideration for the Properties is fair, from a financial point of view, to the public stockholders of Florida Gaming. The Properties consist of a residential and commercial development of over 100 fully developed, and 150 partially developed single-family residential lots. About fifty homes have been constructed and sold at an average price of $250,000 each.

(7)   COMMITMENTS AND CONTINGENCIES

On October 4, 1994, the Company entered into a letter of intent (the "Letter of Intent") with Casino America, Inc. ("Casino America") to form a joint venture (the "Joint Venture") to build and operate a casino at the Fort Pierce Fronton. Casino America owns and operates various casinos in the United States. If the Joint Venture is formed before passage of an amendment to the Florida Constitution to permit casino gaming at the Company's Fronton in Fort Pierce, Florida, the Company will contribute its interest in the Fronton to the Joint Venture with a credit to its joint venture capital account of $5,000,000. If the amendment does not pass, then in that event, the parties will form a joint venture to build a flea market on the Ft. Pierce property owned by the Company. Casino America will contribute up to $2,500,000, as needed, to construct a 100,000 square foot indoor facility suitable for a casino or flea market. If casino gaming is not permitted in Florida by 2000, Casino America has a continuing option to convert the money contributed to the Joint Venture to a promissory note from the Joint Venture payable in equal payments over a ten year period with interest at 8% per annum. If casino gaming is permitted at the Fronton by 2000, the value of the assets to be contributed by the Company to the Joint Venture will be adjusted to increase the Company's capital account up to $22,500,000. Casino America would fund its capital account on an as needed basis up to $22,500,000. All profits and losses of either Joint Venture will be allocated between the partners based upon capital accounts.

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

A summary of the WJA assets acquired and consideration therefor is as follows:

                                          ALLOCATED
  ASSETS ACQUIRED                          AMOUNT
  ---------------                         ---------
  Jai Alai Frontons in Miami, Tampa,
   and Ocala,                           $17,428,059
  Cash                                      381,997
  Notes receivable                          167,934
  Inventory                                 134,974
  Other assets                              308,279
                                        -----------
                                        $18,421,243
                                        ===========

Management allocated the purchase price to the basis of the assets acquired based on available appraisals or other fair value information.

CONSIDERATION PAID                           AMOUNT
------------------                           ------
  Cancellation of notes and interest
    receivable from WJA at Company
    carrying value                        $14,692,298
  Accounts payable and other accrued
    expenses assumed                        3,078,647
  Assumption of Wheeler-Phoenix note          500,000
  Fair value of stock options issued          150,298
                                         -----------
                                         $18,421,243
                                         ===========

(9)  GAMING VENTURE INVESTMENTS

During 1995, the Company entered into several arrangements with different Native American Tribes to explore possible opportunities for gaming ventures.
 The arrangements generally provide the Company the right to receive compensation from the Tribe's share of the potential gaming profits for supplying the management services and/or financing necessary for the construction and operation of the gaming facilities. The Company's commitment to provide construction financing and working capital is contingent upon the Tribes' procurement of judicial or regulatory approval to operate a gaming venture. At December 31, 1996, the Company's contingent commitment to provide financing to potential gaming ventures totaled $5,000,000. Management expects the funds necessary to meet this commitment to be obtained through the issuance of additional debt or equity securities should the gaming operations materialize. The Company expended $21,000 and $729,347 during 1996 and 1995, respectively related to these gaming venture arrangements of which $-0- and $406,347 are included in Other Expense in the accompanying 1996 and 1995 Statements of Operations, respectively. Funds expended in 1996 and 1995 in amounts of $21,000 and $323,000, respectively, were made to one Tribe as working capital loans and are carried as an Investment on the accompanying Balance Sheets based on the Company's financing ("loan") agreement with the recipient Tribe. Recovery of these funds under the "loan" agreement is contingent upon such agreement becoming effective after the Tribe receives judicial approval to establish the intended gaming operation. The Tribe has not been able to obtain the necessary regulatory or judicial approval to operate the contemplated gaming ventures. The financing agreement which is carried as an investment on the accompanying balance sheet expired on June 30, 1997. Although discussions continued the agreement was not extended. At December 31, 1996, management had reserved $30,000 as a loss contingency . At September 30, 1997 management has reserved $340,000, although it believes the company still has a valid claim with the tribe for the repayment of funds advanced.

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

ACQUISITION OF FRONTONS/DEVELOPMENT OF CARD ROOMS

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

CARD ROOM DEVELOPMENT.  Florida House Bill No. 337 (now known as section
849.086 of the Florida Statutes) became effective June 1, 1996. This legislation authorized card rooms at licensed pari-mutuel facilities beginning in January, 1997. The card rooms are administered and regulated by the Florida Department of Pari-Mutuel Wagering ("DPMW"). Games are limited to non-banked poker games and dominoes. Card room authorization is also subject to approval by the county commission in which the pari-mutuel facility is located. This same bill also authorized full-card simulcasting of races from out of state tracks such as Belmont, Meadowlands, Philadelphia Park, and Santa Anita. The Frontons in Fort Pierce, Tampa and Ocala are currently carrying several of these signals. This legislation also reduced the pari-mutuel tax on handle from 5% to 4.25% at the Tampa, Fort Pierce, and Ocala frontons. The pari-mutuel tax at Miami was reduced from 5% to 3.85%.

In late 1996, the county governments of Dade County and Hillsborough County, Florida, passed legislation permitting card rooms to be operated by all pari-mutuel facilities located in those counties. As a result, the Company opened card rooms in Miami (on June 19th with 40 tables initially) and Tampa (on May 22nd with 30 tables initially) during the second quarter of 1997. Pursuant to Florida Statute 849.086 the Miami and Tampa facilities conduct low stakes ($10 per hand) poker and dominoes at these facilities two hours prior to, during and two hours following live jai-alai performances. A rake of $.25 per person is the pari-mutuel's revenue from each hand dealt. Domino tables are rented at the rate of $1.50 per half hour per player. Florida state taxes will be paid at 10% of this revenue and 4% of the revenues will be paid to the Jai-Alai players.

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS 1997 COMPARED WITH THREE AND NINE MONTHS 1996

During the quarter and nine months ended September 30, 1997, the Company's operations reflects nine months' operation of live Jai-Alai performances at the Miami and Tampa. The Ft. Pierce Fronton conducted live jai-alai performances January through April. A full schedule of inter-track wagering was also conducted at all facilities with the exception of Miami, which offers limited ITW product due to blackouts imposed as a result of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, and Mexico. The Ocala Fronton only operated inter-track wagering during the first quarter and began its live season May 25th and concluded its live season September 1st.

HANDLE ANALYSIS Total Handle (amount of money wagered) for the quarter ended September 30, 1997 was $19,783,557 of which $6,070,069 was from live and host jai-alai wagering and $13,713,488 was from inter-track guest wagering. Total handle for the nine months ended September 30, 1997 was $103,175,222, of which $60,484,796 was from live and host jai-alai wagering and $42,690,426 was from guest inter-track wagering. These numbers do not include handle for the Miami facility for the period from July 2, 1997 through September 30, 1997, since the facility is operated by the Summer Partnership during this time.

Total handle for the quarter ended September 30, 1996 was $5,389,831 of which $0 was from live jai-alai wagering and $5,389,831 was from inter-track wagering. Total handle for the nine months ended September 30, 1996 was $20,548,983, of which, $3,665,582 was from live jai-alai wagering and $16,883,401 was from inter-track wagering.

HANDLE INCREASE Total handle for the quarter ended September 30, 1997 was $19,783,557, an increase of $14,393,726 over the same period in 1996. The increase consisted of an increase in live and host jai-alai handle of $6,070,069 and an increase of $8,323,657 in ITW handle.

Total handle for the nine months ended September 30, 1997 was $103,175,222, an increase over the same period in 1996 of $82,626,239. This increase was attributable to an increase in live and host jai-alai wagering handle of $56,819,214 and an increase in inter-track wagering handle of $25,807,025. These increases were primarily the result of the pari-mutuel operations acquired from World Jai-Alai as described above.

REVENUES Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended September 30, 1997 were $2,431,532, compared to pari-mutuel revenues of $490,704 for the same period in 1996. Pari-mutuel revenues for the nine months ended September 30, 1997 were $14,049,652 compared to pari-mutuel revenues of $2,439,110 for the same period in 1996. Revenues for the quarter ended September 30, 1997 ($2,431,532), consisting of $1,211,417 from live jai-alai wagering and $1,220,115 from inter-track wagering. Revenues for the quarter ended September 30, 1996 ($490,704) consisted of $-0- from live jai-alai wagering and $490,704 from inter-track wagering. Revenues for the nine months ended September 30, 1996 ($2,439,110) consisted of $807,805 from live jai-alai and $1,631,305 from inter-track wagering. These increases were primarily the result of the pari-mutuel operations acquired from World Jai-Alai as described above.

The Company opened two card room facilities, one at Tampa on May 22nd , and Miami opened their card room on June 19th. Card room Revenue for the quarter ended September 30, 1997 was $206,292, and the nine month period ended
September 30, 1997, was $305,941.   Revenues from the card room operations
have not yet produced the results anticipated.

Admissions income, net of state taxes, for the three and nine months periods ended September 30, 1997 were $86,800 and $412,399 respectively. This compares to $26,779 and $104,113 for the three and nine month period ended September 30, 1996. Food, beverage and other income for the quarter and nine months ended September 30, 1997 were $826,130 and $3,113,007, respectively. This compares to the three and nine month period ended September 30, 1996 of $106,502, and $603,067, respectively. These increases were primarily the result of the WJA asset acquisition. Attendance for live jai-alai performances and ITW performances was approximately 169,858 and 836,174 for the quarter and nine months ended September 30, 1997, respectively. This compares to 227,819 and 866,956 for the same periods in 1996.

These numbers do not include revenues for the Miami facility for the period from July 2, 1997 through September 30, 1997, since the facility is operated by the Summer Partnership during this time. The Company recognizes income and losses on its 21% ownership in the Summer Partnership on the equity basis.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses were $1,852,863 and $6,645,907 for the three months and nine months ended September 30, 1997, respectively. This compares to $489,425 and $1,403,336 for the three months and nine months ended September 30, 1996, respectively. The increase of $1,363,438 for the quarter ended September 30, 1997, as compared to the same period in 1996 resulted from taking on the cost of administration for three additional Jai-Alai facilities in Miami, Tampa, and Ocala, Florida, net of staff reductions and consolidations.

Significant categories of general and administrative expenses and their comparison to the third quarter last year are as follows. Executive salaries were $327,133 for the third quarter of 1997 compared $152,912 for the quarter ended September 30, 1996. Advertising increased $106,841 to $137,138. Professional fees were $131,257 compared to $48,516 for the same three month period in 1996. Consulting fees increased from $6,500 to $86,200. Former executives of World Jai-Alai were paid $86,200, pursuant to the purchase agreement. Travel and entertainment expense totaled $101,946 for the third quarter of 1997, compared to $23,341 for the third quarter of 1996. Another significant cost included is approximately $256,993 in payroll taxes. Employee benefits increased to $235,442. Property and other taxes increased significantly to $161,559 as a result of the WJA purchase. Insurance also increased significantly to $188,589 as a result of the company's expanded operations. Public company costs including shareholder relations/information and filing fees increased to $39,596 from $27,882. Interest expense totaled $166,430 and $65,184 for the three month period ended June 30, 1997 and June 30, 1996, respectively. The $101,246 increase in interest expense was primarily the result of the bank debt incurred which was related to the purchase of the WJA facilities described earlier.

Significant categories of general and administrative expenses and their comparison on a nine month period in 1997 versus 1996 are as follows. Executive salaries were $869,832 for the nine months ended September 30, 1997, compared to $442,738 for 1996. Advertising increased $841,634 to $997,860, with approximately $250,000 utilized in the promotion and introduction of the new card room facilities. Professional fees were $281,987 compared to $139,271 for the same period in 1996. Consulting fees increased from $27,407 to $260,300. Former executives of World Jai-Alai were paid $257,633, pursuant to the purchase agreement. Travel and entertainment expense totaled $309,934 compared to $164,266 for the first nine months of 1996. Another significant cost included is approximately $934,456 in payroll taxes. Employee benefits increased to $617,326. Public relations expense increased to $233,912 as the result primarily of admission and other discounts at the expanded group of facilities. Property and other taxes increased significantly to $549,303 as a result of the company's expanded operations. Insurance also increased significantly to $427,832 as a result of the company's expanded operations. Public company costs including shareholder relations/information and filing fees increased to $121,067 from $85,973. Interest expense totaled $482,704 and $146,933 for the nine month period ended September 30, 1997 and June 30, 1996, respectively. The $335,771 increase in interest expense was primarily the result of the bank debt incurred which was related to the purchase of the WJA facilities described earlier.

OPERATING EXPENSES 3RD QUARTER

The Company's operating expenses for the three months ended September 30, 1997 and September 30, 1996 were $2,920,009 and $495,970, respectively. Depreciation and amortization expense for the three months ended September 30, 1997 and September 30, 1996, was $191,269 and $48,600, respectively.
Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending September 30, 1997 and September 30, 1996, were $1,632,556 and $-0-, respectively, reflecting the expanded operation of schedules in Miami, Tampa and Ocala compared to ITW operations only during this period in 1996 at the only fronton owned by the Company (at that time) at Ft. Pierce. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $270,643, for the three months ended September 30, 1997, compared to $49,851 for three months ended
September 30, 1996.   The components of the 1997 total ($270,643) were
$58,034 in ITW tote, interface, and telephone charges; $164,298 in totalizator equipment rental; and $48,311 in satellite charges and camera/television rental. Utilities expense totaled $330,872 and $24,257 respectively, for the three months periods ended September 30, 1997 and September 30, 1996. Program costs totaling $114,318 and $24,800, respectively, are also included in the total operating expenses for the three month periods ended September 30, 1997 and 1996. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $398,826 and $34,215 for the three month periods which ended September 30, 1997 and September 30, 1996, respectively. Operating payrolls and contract costs totaled $1,049,775 and $199,202 for the three month periods ended September 30, 1997 and September 30, 1996, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $1,049,775, $262,343 was mutuels payroll, $390,027 was maintenance and $302,982 was security. Maintenance and cleaning supply expenses for the three months ended September, 1997, totaled $121,236. These increases were primarily the result of the expanded
pari-mutuel operations due to acquisition of the assets of   World Jai-Alai.

OPERATING EXPENSES NINE MONTHS

The Company's operating expenses for the nine months ended September 30, 1997 and September 30, 1996 were $12,863,964 and $2,635,327, respectively. Depreciation and amortization expense for the nine month period ended September 30, 1997 and September 30, 1996, was $482,991 and $145,800,
respectively. Player costs, which include salaries, benefits, and support staff, which represents a significant portion of operational expenses.
Player costs for the nine months ended September 30, 1997 and September 30, 1996, were $4,943,119 and $670,838, respectively, reflecting the expanded operation of schedules in Miami, Tampa and Ocala compared to only four months of jai-alai operation at only the Ft. Pierce fronton during this same period in 1996. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $1,414,027, for the nine months ended September 30, 1997, compared to $266,908 for nine months
ended September 30, 1996.   The components of the 1997 total were $210,311 in
ITW tote, interface, and telephone charges; $615,929 in totalizator equipment rental; $286,893 in satellite charges and $300,893 in camera/television rental. Utilities expense totaled $853,876 and $91,139 respectively, for the nine months periods ended September 30, 1997 and September 30, 1996. Program costs totaling $470,314 and $92,974, respectively, are also included in the total operating expenses for the nine month periods ended September 30, 1997 and 1996. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $1,875,315 and $279,638 for the nine month periods which ended September 30, 1997 and September 30, 1996, respectively. Operating payrolls and contract costs totaled $3,576,806 and $775,108 for the nine month periods ended September 30, 1997 and September 30, 1996, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $3,576,806, $1,152,305 was mutuel payroll, $1,085,890 was maintenance/janitorial and $923,605 was security. Maintenance and cleaning supply expenses for the nine months ended September 30, 1997, totaled $428,265. These increases were primarily the result of the expanded pari-mutuel operations due to acquisition of the facilities of World Jai-Alai.

OTHER INCOME

The Company had net interest and other income of $55,517 and $267,078 for the three and nine month period ended September 30, 1997, respectively, as compared to $535,536 and $640,441 for the three and nine month periods ended September 30, 1996. The decreases of $480,019 for the quarter and $373,363 for the nine months are due primarily to the cancellation of the WJA Note. For these same periods in 1996 and Company recorded $470,882 in interest income from this note. Approximately $58,000 in allocation income related to the operation of the Summer Jai-Alai Partnership in Miami is included in the nine moths results.

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

SUMMARY OF OPERATIONS

The Company had a net loss of $1,711,975 or $0.32 per common share, for the three months ended September 30, 1997, compared to a net income of $125,526 or $.04 per common share for the three month period ended September 30, 1996. The Company had a net loss of $2,221,225 or $0.45 per common share, for the nine months ended September 30, 1997, compared to a net loss of $397,732 or $.12 per common share for the three month period ended September 30, 1996. The increased loss for the quarter and nine ended September 30, 1997 was primarily caused by the factors discussed above. The most dramatic being the business expansion due to the acquisition of the World Jai-Alai properties and costs associated with the card room introductions. The Company also recorded a non-recurring loan reserve totaling $322,193 related to an expired gaming contract with the Rincon Tribe of California.

The Company has expended approximately $2,628,000 for the period ended September 30, 1997 in capital improvements related primarily to the construction of Poker Room facilities at Miami and Tampa ($2.5 million).

LIQUIDITY AND CAPITAL RESOURCES

The balance of the Company's cash and cash equivalents at September 30, 1997 was $803,025. At September 30, 1997 the Company had a decrease in working capital of approximately $5,410,423 from December 31, 1996. The decrease was primarily the result of the construction and pre-opening costs associated with the card rooms in Tampa and Miami (approximately $2.5 million), growth in accounts payable (approximately $2 million), and a $4,411,000 increase in the current portion of long term debt maturing within one year ( primarily as the result of the Bank of Oklahoma's ("BOK") September 1998 balloon payment. The decrease in liquidity is also net of $4,130,000 in additional funds received in connection with Regulation D and Regulation S Convertible Preferred Stock and Bond offerings.

During the nine months ended September 30, 1997, net cash used by in the Company's operating activities was $ 239,139. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Fronton operations. Principal revenues were from net pari-mutuel wagering commissions on live jai-alai and ITW events. The Company expects that net cash flows from the operation of current business activities will be adequate to meet operational needs.

During the nine months ended September 30, 1997, cash flow used by investing activities was $3,555,643. Of this $2,627,677 was the result of additions to plant and equipment, the bulk of which was attributable to card room construction. During the fourth quarter of 1995, the Company lent an affiliated company (Freedom Financial) funds on a demand secured credit line, which bears interest at the prime rate plus 2% (10.50%). Funds advanced during the nine months ended June 30, 1997 under this agreement totaled $927,966. As set forth on its Current Report on Form 8K dated September 24, 1997, and subsequent amendment filed October 10, 1997, Florida Gaming has agreed to purchase from Interstate Capital Corporation (a wholly owned subsidiary of Freedom Financial) certain unimproved properties and a residential real estate development called Tara Club Estates (collectively, the "Properties") situated in Loganville, Walton County, Georgia. As consideration for the purchase, Florida Gaming will pay Interstate the sum of $6,373,265 payable as follows (i) the issuance of 2,084 shares of proposed Series F 8% Convertible Preferred Stock (the "Series F Preferred Stock"), (ii) the assumption by Florida Gaming of $1,081,102 of first mortgage promissory notes to certain lenders secured by the Properties, and
(iii) the cancellation of $3,208,163 including accrued interest owed by Freedom Financial under the secured credit line. Florida Gaming has received an opinion from an investment banker that the consideration for the Properties is fair, from a financial point of view, to the public stockholders of Florida Gaming. The Properties consist of a residential and commercial development of over 100 fully developed, and 150 partially developed single-family residential home sites, a swim and tennis club facility and 23 acres of commercial property. The company anticipates hiring a professional management company and that income generated from lot sales should augment cash flow given the large inventory of lots ready for sale.

During the nine months ended September 30, 1997, cash flow from financing activities was $3,690,280. Cash flow from financing activities consisted of approximately $2,930,646 in net funds generated from the sale of convertible preferred stock; and including $531,250 generated when Freedom Financial exercised options for 425,000 common shares. The company had a net reduction of $440,366 in borrowings for the nine months ended September 30, 1997. Subsequent to June 30, 1997, the Company raised another $1.2 million in funds via the sale of convertible debenture as described in its Current Report on Form 8K dated July 14, 1997.

The Company has terminated discussions the Rincon Luiseno Band of the Mission Indians in San Diego County, California. Due to adverse decisions in other Courts in related cases in California and the opinion issued by the U.S. Supreme Court in the Seminole case and continuing delays in the opening of the Rincon Casino with gaming machines, both Florida Gaming and the Rincon tribe have requested arbitration relative to the Company's Loan Agreement. The outstanding balance on the loan to the Rincon tribe and costs totaling $322,193 was reserved for during the third quarter.

Additional capital will be required for the recently announced expansion concerning the potential acquisition of a 200 room hotel and casino in Las Vegas, Nevada, as described in Exhibit 99.1 in Part II of the June 30, 1997, 10QSB. Although the Company is in the process of due diligence and no definitive agreement has been reached , the casino bank and purchase price could require a much as $18 million in cash. Florida Gaming is in the process of trying to obtain approval for a card room at its Ft. Pierce facility. The company also has substantial mortgage debt repayments of $5.8 million due over the next twelve months with $5.6 million of this due to the Bank of Oklahoma as described in the opening paragraph of this section.

In light of items described in the preceding paragraph the Company is currently evaluating sources of funding including long-term equity and debt financing, including discussions with investment banking firms. These include mortgage debt utilizing the values of the existing and recently acquired real estate (see Note 8 to the Financial Statements - Acquisition of WJA Assets), recently appraised at $25,000,000. On May 1, 1997 Freedom exercised 300,000 of its options for $375,000, on August 1, 1997 Freedom exercised options for an additional 25,000 shares ($31,250) and on August 21, 1997 Freedom exercised options for an additional 100,000 shares ($125,000). Additional equity funding may not be sold pursuant to the Securities Act of 1933 or in the U.S. absent registration or applicable exemption. The company anticipates using the proceeds of such funding to payoff the $1.2 million debenture issued in July on this year, make additional improvements to jai-alai and ITW facilities and to augment working capital. The company believes that its current financial condition provides adequate capital reserves and liquidity and that this will be enhanced by the upcoming seasonal increases in handles and revenues at the Miami and Tampa frontons.

                         PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS.

          None.

Item 2.   CHANGES IN SECURITIES.

          (a)  Not applicable.

          (b)  Not applicable.

          (c) On July 1, 1997, the Company issued 3,631 shares of Common Stock upon the conversion of 12 shares of Series D Preferred Stock. On July 8, 1997, the Company issued 23,775 shares of Common Stock upon the conversion of an aggregate of 50 shares of Series C Preferred Stock and 25 shares Series D Preferred Stock. On July 21, 1997, the Company issued 34,404 shares of Common Stock upon the conversion of 100 shares of Series C Preferred Stock. On July 22, 1997, the Company issued 26,258 shares of Common Stock upon the conversion of 75 shares of Series D Preferred Stock. On July 25, 1997, the Company issued 8,789 shares of Common Stock upon the conversion of 25 shares of Series D Preferred Stock. On August 12, 1997, the Company issued 25,927 shares of Common Stock upon the conversion of 75 shares of Series C Preferred Stock. On August 21, 1997, the Company issued 19,930 shares of Common Stock upon the conversion of 50 shares of Series D Preferred Stock. On September 12, 1997, the Company issued 10,369 shares of Common Stock upon the conversion of 25 shares of Series D Preferred Stock. On September 19, 1997, the Company issued 10,873 shares of Common Stock upon the conversion of 25 shares of Series D Preferred Stock. On September 19, 1997, the Company issued 9,650 shares of Common Stock upon the conversion of 25 shares of Series D Preferred Stock. On September 25, 1997, the Company issued 28,950 shares of Common Stock upon the conversion of 75 shares of Series C Preferred Stock. On October 2, 1997, the Company issued 9,846 shares of Common Stock upon the conversion of 25 shares of Series D Preferred Stock. On October 2, 1997, the Company issued
               39,387 shares of Common Stock upon the conversion of 75 shares of Series C Preferred Stock. No underwriters were used in any of these conversions. The shares were issued in accordance with Section 3(a)(9) of the Securities Act of 1933.

               On August 1, 1997, the Company issued 25,000 shares of its common stock to Freedom Financial Corporation ("Freedom") for cash consideration of $31,250. On August 21, 1997, the Company issued 100,000 shares of its common stock to Freedom Financial Corporation ("Freedom") for consideration of $125,000. These issuances were in connection with the exercise in part of the options previously issued to Freedom pursuant to a Stock Purchase Agreement dated March 31, 1993. Freedom retains an option to purchase 905,000 shares of common stock at an exercise price of $1.25 per share. No underwriters were used in these transactions. The shares of Common Stock were issued in transactions not involving a public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

Item 5.  OTHER INFORMATION.

         None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  LIST OF EXHIBITS FILED.

              Exhibit 27 - Financial Data Schedule.

         (b) REPORTS ON FORM 8-K.

             During the quarter ended September 30, 1997, the Company filed
             (i) a Form 8-K Current Report dated July 10, 1997, concerning
             Item 9, SALES OF EQUITY SECURITIES PURSUANT TO REGULATION S, (reporting the issuance of a $1,200,000 5% Cumulative Convertible Debenture due December 31, 1998) and (ii) a Form 8-K Current Report dated September 24, 1997, as amended, concerning Item 5, OTHER EVENTS (reporting the Company has agreed to purchase from Interstate Capital Corporation, a subsidiary of Freedom, certain unimproved properties and a residential real estate development called Tara Club Estates, all of which are situated in Loganville, Walton County, Georgia). No financial statements were filed as a part of these Form 8-K Current Reports.

                              FLORIDA GAMING CORPORATION

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FLORIDA GAMING CORPORATION
                                                      (Registrant)


Date:  NOVEMBER 14, 1997                            By:  W. B. COLLETT
                                                        ---------------
                                                         W.B. Collett,
                                                  Chairman of the Board
                                                  and  Executive Officer
                                                  (Principal Executive Officer)




Date:   NOVEMBER 14, 1997                           By:  TIMOTHY L. HENSLEY
                                                       ---------------------
                                                         Timothy L. Hensley
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (Principal Financial  and
                                                    Accounting Officer)