Form 10KSB40
period 1997-12-31
FLORIDA GAMING CORP
filed 1998-03-31
CIK 312065

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended                                 December 31, 1997

                                          OR

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ___________

                            Commission File Number 0-9099

                              FLORIDA GAMING CORPORATION
                    (Name of Small Business Issuer in its Charter)

     Delaware                                                59-1670533
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

3500 N.W. 37th Avenue
Miami, Florida                                              33142
(Address of principal                                        (Zip Code)
executive offices)

Issuer's telephone number
  including area code:                                      (305) 633-6400

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

     The registrant's revenues for the most recent fiscal year:  $21,575,906.

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 26, 1998

     Common stock, par value of $.10 per share -- $8,076,412.

     The number of shares of the registrant's common stock outstanding as of March 26, 1998 - 5,696,054 shares.

     Transitional Small Business Disclosure Format

          Yes                No   X
              -----             -----

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

     In November 1997, the Company entered into the real estate development business. See "Real Estate Development."

     Since its inception and before the acquisition of the Fort Pierce, Fronton in February 1994, the Company engaged in several other lines of business, none of which are currently in operation. In 1993, the Company sold 699,480 shares of common stock to Freedom Financial Corporation ("Freedom") and the present management assumed control of the Company.

     The Company's principal place of business and executive offices are located at Miami Jai-alai, 3500 N.W. 37th Avenue, Miami, Florida 33142. The Company was incorporated in Delaware in 1976 as Lexicon Corporation. The Company changed its name to Florida Gaming Corporation on March 17, 1994.

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

      The consideration for the acquisition included (i) the cancellation of WJA Notes and related obligations acquired by the Company from the Bank of Oklahoma, NA, (ii) the retention by WJA of 200,000 shares of the Company's common stock owned by WJA, and (iii) a profit sharing arrangement described in detail below. The Company assumed all liabilities of WJA arising in the ordinary course of the business, subject to certain limitations and exceptions. The Company also assumed the principal amount outstanding under a $500,000 promissory note owed to Wheeler-Phoenix, Inc., with the terms amended to provide for repayment of principal over a ten year period following the closing in equal annual installments and an annual interest rate of 6%. See "Item 3. Legal Proceedings."

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

     Two principals of WJA, Roger M. Wheeler, Jr. and Richard P. Donovan, have entered into consulting arrangements with Centers. Mr. Wheeler has entered into a ten-year consulting agreement with Centers, with annual compensation of $100,000 during the first five years of the agreement and annual compensation of $50,000 during the second five years of the agreement. Mr. Donovan has entered into a five-year consulting agreement with Centers, with annual compensation of $240,000, plus certain benefits. See "Item 3. Legal Proceedings."

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

     Cardroom Development.  Florida House Bill No. 337 (now known as section
849.086 of the Florida Statutes) became effective July 1, 1996. This legislation authorized card rooms at licensed parimutuel facilities starting January 1997. The card rooms are administered and regulated by the DPMW. Games are limited to non-banked poker games. Card room operation is also subject to approval by the county commission in which the pari-mutuel facility is located. This same bill also authorized full-card simulcasting of races from out of state tracks such as Belmont, Meadowlands, Philadelphia Park and Santa Anita. The Frontons in Fort Pierce, Tampa and Ocala are currently carrying several of these race simulcast signals. This legislation also temporarily reduced the pari-mutuel tax on handle from 5% to 4.25% at the Tampa, Fort Pierce and Ocala Frontons for the period July 1, 1996 through June 30, 1998. The pari-mutuel tax rate is temporarily reduced at Miami from 5% to 3.85% for the period July 1, 1996 through June 30, 1998.

     In late 1996, the county governments of Dade County and Hillsborough County, Florida, passed legislation permitting poker rooms to be operated by all pari-mutuel facilities located in those counties. As a result, the Company developed poker rooms in Miami (with 40 tables) and Tampa (with 30 tables) during the second quarter of 1997. The Miami and Tampa facilities conduct low stakes ($10 per hand) poker at these facilities two hours prior to, during and two hours following live jai-alai performances.
A rake of $.25 per hand per person is the pari-mutuel's revenue from each hand dealt. State taxes are paid at 10% of the rake and 4% of the rake must be paid as commission payable to the jai-alai players. The Miami facility also offers dominoes.

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

Fronton's Schedule of Jai-Alai Performances

     Pursuant to the permit granted to it under Florida law, each Fronton, in order to conduct ITW, must offer a "full schedule" of jai-alai performances of at least 100 live evening and/or matinee performances per year. In addition, the Fronton may offer ITW year-round so long as a pari-mutuel facility in Florida is providing live pari-mutuel activities at the same time. Each Fronton has received a permit from the DPMW to conduct live jai-alai performances during 1998 and has applied for permits to conduct live jai-alai performances during 1999. The Miami and Tampa Frontons conduct live jai-alai year round. Fort Pierce and Ocala operate four-month seasons. All of the Frontons, with the exception of Miami, typically remain open for ITW when live jai-alai performances are not being conducted.

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

Competition and Marketing

     The gaming industry is highly competitive. Other gaming companies have substantially greater financial resources and larger management staffs than the Company. Because of the growing popularity and profitability of gaming activities, competition is significantly increasing. The Company competes for customers with other forms of legal wagering, including charitable gaming, pari-mutuel wagering and state lotteries. The Company competes with other entertainment providers for its customers. With the exception of the one seasonal fronton operated in Dania (described further below), the Company does not consider itself to be in direct competition with any other fronton facility. Florida's pari-mutuel legislation does not permit the construction of any jai-alai facility within a geographic radius of 50 miles or to any other jai-alai facility.

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

     Freedom Financial Corporation ("Freedom") has informed the Company that Casino America has purchased 22,500 shares of Freedom's 7% Series AA Mandatorily Redeemable Preferred Stock (the "Freedom Preferred Stock") for an aggregate purchase price of $2,250,000. Freedom has also issued 5,207 shares of Freedom Preferred Stock to Casino America in payment of dividends. The Freedom Preferred Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Freedom Preferred Stock is convertible into a minimum of 184,713 shares of the Common Stock and a maximum of 369,427 shares of the Common Stock. Casino America is the sole holder of Freedom Preferred Stock. Freedom has granted certain piggyback registration rights to Casino America with respect to the Freedom Preferred Stock and the shares of the Company's Common Stock into which it is convertible.

Employees

     The Company had 159 jai-alai players under contract as of March 26, 1998.

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

     As of March 26, 1998, in addition to jai-alai players, the Company employed approximately 40 part-time employees and 503 full-time employees, none of which are unionized. The Company believes that its present employee relations with its jai-alai players, some of whom belong to the International Jai-Alai Players Association/U.A.W., and the Company's other employees are satisfactory.

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

Industry Overview

     The jai-alai industry generally has declined in the last several years due to increased gaming competition such Indian Gaming, gambling cruise ships, and the state-wide lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in jai-alai's home markets. Average state-wide on-track handle per performance for the state of Florida fiscal years ended June 30, 1997, 1996 and 1995 was approximately $67,922, $79,004 and $87,512, respectively. Aggregate handle for the fiscal year ended June 30, 1997 decreased approximately $11 million or 14%. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future. Because the Company's jai-alai business is tied directly to many if not all of the factors which influence the jai-alai industry as a whole, another players strike or the enactment of unfavorable legislation could have an adverse impact on the Company's operations.

     Inter-track wagering has grown significantly since its initiation in the State of Florida in August 1990. The State-wide ITW handle for the State of Florida's fiscal year ended June 30, 1991 was approximately $109 million. The state-wide ITW handle for the State of Florida's fiscal years ended June 30, 1996 and 1997 increased to approximately $480 million and $614 million, respectively. ITW handle at the Company's Frontons (including the newly acquired Miami, Tampa and Ocala facilities) has also demonstrated strong growth in recent years, increasing from $46.8 million in the year ended December 31, 1995, to approximately $50.3 million for the year ended December 31, 1996, and to approximately $55.7 million for the year ended December 31, 1997.

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

Government Regulation

     General.

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

     One form of occupational license is the "unrestricted license" issued to persons with access to restricted areas such as the backside, racing animals, jai-alai player rooms, the mutuels, or money room, or to persons, who by virtue of the position they hold, might be granted access to such areas. Any person obtaining an unrestricted license must undergo a Federal Bureau of Investigation and Florida Department of Law Enforcement criminal records check as well as submit fingerprints with their application for a license. The category of persons qualifying for unrestricted licenses includes, but is not limited to, trainers, officials, doctors, jai-alai players, owners, members of management, officers, directors, stockholders, and other professional employees.

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

Real Estate Development

     In late 1997 the Company entered into a new segment of business: residential real estate development described below. The following paragraphs outline the background and the Company's approach going forward as to management and use of the assets acquired. On November 26, 1997, the Company acquired substantially all of the assets of Interstate Capital Corporation ("Interstate"), a wholly-owned subsidiary of Freedom. The assets consist of certain unimproved properties and a residential real estate development called Tara Club Estates (collectively, the "Properties"), all of which are situated in Loganville, Walton County, Georgia. As consideration for the purchase, the Company paid Interstate $6,373,265 as follows: (i) the Company issued to Interstate 2,084 shares of Series F 8% Convertible Preferred Stock (the "Series F Preferred Stock") at a stated value of $1,000 per share (convertible into the Company's common stock ("Common Stock") on the basis of 296.6689 shares of the Company's Common Stock for each $1,000 of stated value of the Series F Preferred Stock), (ii) the Company assumed $1,081,102 of first mortgage promissory notes to certain lenders by the properties purchased, and (iii) the Company canceled $3,208,163 owed by Freedom to the Company.

     The Company's real estate development activities will comprise a separate segment of its operations. Because the development was acquired in late 1997, the Company had virtually no income or expenses attributable to this segment of its business during 1997. The Company intends to engage the services of a professional real estate management and marketing company in 1998 to assist with the evaluation of the market potential, assess competitive factors in the Atlanta/Walton County market and to develop an advertising and marketing program for the sale of the developed residential and commercial lots.

     These Properties consist of over 100 fully developed, and 150 partially developed, single-family residential home sites, a swim and tennis club facility and 23 acres of commercial property. Forty-five home sites have already been sold to builders. The sites are presently selling at an average in excess of $40,000 per site. Before the acquisition of the Properties by the Company, thirty-nine homes had been constructed and sold at an average price of $250,000. The Properties are located on the east side of Georgia Highway 81, approximately 3/4 miles south of U.S. Highway 78, inside the Loganville, Georgia city limits. Located in western Walton County, Georgia, the Properties are approximately 2.5 miles east of the Gwinnett County/Walton line. Gwinnett County is inside the fifteen county region which makes up Metropolitan Atlanta. The population of the Atlanta area is now in the two and one half million resident range and is continuing to increase. Gwinnett County is located in the Northeast section of Metropolitan Atlanta, and is noted as one of the fastest growing counties in the United States. It has doubled its population in the last ten years, and now has more than 300,000 residents.

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

     Potential Dilution and Market Impact From Outstanding Capital Stock and Options. As of March 26, 1998, the Company had 5,696,054 shares of Common Stock issued and outstanding. In addition, as of that date, 2,209,000 shares of Common Stock were issuable upon the exercise of outstanding options, 7,748 shares of Common Stock were issuable upon the conversion of outstanding shares of Class A preferred stock, and additional shares of Common Stock were issuable upon the conversion of outstanding shares of Series B, Series C, Series E, Series F and Series G preferred stock at a conversion price based on the market price of the Common Stock at conversion(3,090,813 shares, assuming all shares of preferred stock were convertible on that date and using the assumed conversion rates as of that date); and 618,266 shares which were issuable upon conversion of the Series F preferred stock outstanding (although Freedom cannot convert such shares until November 10, 1998). The voting power of each holder of Common Stock would be diluted by the issuance of additional shares of Common Stock. Moreover, the prevailing market price for the Common Stock may be materially and adversely affected by the addition of a substantial number of shares of Common Stock into the market or by the registration under the Securities Act for the sale of the shares offered thereby. Moreover, if the prevailing market price is materially adversely affected by the addition of shares of Common Stock into the market, the number of shares of Common Stock issuable upon the conversion of shares of preferred stock will increase; as the number of shares increases upon conversion, the prevailing market price would become further depressed as the shares of Common Stock are added to the market.

     Of the approximately 5,696,054 shares of Common Stock issued and outstanding as of March 26, 1998, persons who may be deemed "affiliates" (as that term is defined under the Securities Act) of the Company or who acquired the shares in a transaction exempt from registration under the Securities Act since March 25, 1995, hold approximately 2,707,277 shares ("Restricted Shares"), which may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. For additional information with respect to the Restricted Shares, see "Item 5. Market for Common Equity and Related Stockholder Matters."

     Potentially Volatile Stock Price. The price of the Common Stock on the NASDAQ SmallCap Market in the past years has shown significant volatility. During 1995 the price of the Common Stock ranged between $2.50 and $17.25; during 1996 the price of the Common Stock ranged between $2.50 and $10.00; and during 1997 the price of the Common Stock ranged between $2.375 and $7.125. Factors such as the Company's operating results or other announcements by the Company or its competitors may have a significant impact on the market price of the Company's securities. The price of the Common Stock may be highly volatile and may decline at an equal or greater rate than the rate at which it has risen over the last three years.

     Uncertainties in Integrating Operations and Achieving Cost Savings. The Company recently purchased the Tara Club Estates. The success of any business combination, including the acquisition of the Tara Club Estates, is in part dependent on the ability following such transactions to consolidate operations, integrate departments, systems and procedures and thereby obtain business efficiencies, economies of scale and related cost savings. The consolidation of operations, the integration of departments, systems and procedures and the relocation of staff present significant management challenges. There can be no assurance that future consolidated results will improve as a result of the acquisition of the Tara Club Estates, or as to the timing or extent to which cost savings and efficiencies will be achieved.

     Risks Associated with Acquisitions. There may be liabilities which the Company fails or is unable to discover in the course of performing due diligence investigations on any company or business it seeks to acquire or has acquired, including liabilities arising from non-compliance with certain federal, state or local laws by prior owners, and for which the Company, as a successor owner, may be responsible. The Company has sought to minimize its exposure to such liabilities by obtaining indemnification from former owners, which may be supported by deferring payment of a portion of the purchase price. However, there is no assurance that such indemnifications, even if obtainable, enforceable and collectible (as to which there also is no assurance), will be sufficient in amount, scope or duration to fully offset the possible liabilities arising from the acquisitions. The success of the Company in the gaming industry is dependent on a number of factors including, but not limited to, economic conditions, competitive environment, adequate capital, accurate site selection, construction schedules, and supply of trained personnel. There can be no assurance that the Company will be successful in the fronton and gaming industry or in any related industries which it enters.

     Management of Growth. Since the change in management of the Company in March 1993, the Company has expanded its operations rapidly. In 1996, the Company acquired 3 new Jai Alai facilities and in 1997 the Company acquired a real estate development in Georgia. Unfortunately, these acquisitions will require a period of time to yield positive cash flow and the Company's working capital position has been negatively impacted. The Company recognizes the need to develop a strategic plan consistent with the need to improve working capital and achieve profitability in the near term. The development and implementation of such a plan is critical to the management of past growth and future operations. There can be no assurance, however, that the Company will successfully achieve any goals included in a strategic plan. If the Company is unable to identify and accomplish the goals necessary for its continued operations, its continued existence as a "going concern" can not be assured.

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

     Control of the Company. As of March 31, 1998, W. Bennett Collett, Chairman and chief executive officer of the Company, beneficially owned an aggregate of 2,142,480 shares of the Company's Common Stock (including shares beneficially owned by Freedom, with respect to which Mr. Collett disclaims beneficial ownership), or an aggregate of approximately 34.6% of the issued and outstanding shares of the Company's Common Stock. Mr. Collett is and will be able to exert considerable influence over the election of the Company's directors and the outcome of corporate actions requiring stockholder approval.

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

     Potential Conflicts of Interest and Related Party Transactions. Certain relationships among the Company, its management and affiliates create various potential and actual conflicts of interest. See "Item 12. Certain Relationships and Related Transactions." It is the Company's policy that all material affiliated transactions and loans will be made or entered into on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties. All future material affiliated transactions and loans must be approved by a majority of the independent directors who do not have an interest in the transactions.

     Governmental Regulation. The Company must secure regulatory approvals from state and local authorities for each of its gaming ventures. No assurance can be given that any of these approvals will be secured in a timely fashion or at all.

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

     Going Concern. The Company incurred operating losses of $4,094,243 and $519,100 for the years ended December 31, 1997 and 1996, respectively. During this period, the Company invested $18,290,000 in land, buildings and improvements in Tampa, Ocala and Miami, Florida in connection with its Jai-Alai operations and $6,451,444 in partially developed residential and commercial real estate in Walton County, Georgia. The acquisition of the Tampa, Ocala and Miami facilities resulted from the Company's acceptance of these properties in lieu of foreclosure of certain notes payable issued by the owner of these facilities. Reference is made to Note C of the audited financial statements as presented in Item 7 of this report for further information pertaining to this transaction. The Walton County real estate was acquired from Freedom Financial Corporation, a related party, in a transaction which also included the cancellation of notes payable issued by Freedom to the Company. Reference is made to Note M for further information pertaining to this transaction. During 1997, the Company also expended $2,390,000 to remodel and convert parts of its Miami and Tampa Jai-Alai facilities to accommodate "Card Rooms."

     In addition to the Company's significant investment in real estate and non-earning assets, the Company advanced funds to Freedom during 1997 totaling $1,524,989. This receivable was partially cancelled in connection with the Company's acquisition of the Freedom's Georgia property. The Company also continued to fund the operating losses of the "Summer Jai-Alai" partnership during this period resulting in an account receivable from the partnership totaling $468,000 at December 31, 1997. Although the Company expects to collect this receivable, the timing of such collection is not determinable at this time. (See Note H to the financial statements.)

    The Company's working capital position has deteriorated significantly during 1997. This deterioration was caused by its losses from operations, its expenditures to fund the "Card Room" remodeling and operating costs, the cancellation of current notes receivable from Freedom in connection with the Company's acquisition of the Georgia property and the maturity or acceleration of certain of its notes payable and other contractual obligations more fully described in Notes C, H and I of the audited financial statements as presented in Item 7 of this report. Its working capital deficit grew from $2,551,000 at December 31, 1996 to $13,262,000 at December 31,
1997. This working capital deficit has prevented the Company from meeting its current obligations to remit payroll taxes withheld from employee pay, to pay property taxes on its real estate for calendar years 1996 and 1997, and to remit to the State of Florida unclaimed winnings which were to be escheated in August, 1997.

     Further, as described in Note B to the financial statements the Company expects to default on registration demands for its Series G preferred stock and certain vendors have placed the Company on a COD basis for future purchases. At December 31, 1997, the Company's more significant delinquent payments were as follows:


Payroll taxes withheld and employer matching               $  378,000
Real estate taxes for 1997 and 1996                         1,027,000
Unclaimed winnings due to Florida                             109,000
Payments due on consulting agreements (Note C)                 96,000
Payments due on stock appreciation guarantees (Note H)        284,000
Payments due on notes payable (Note I)                        638,000
                                                           ----------
                                                           $2,532,000
                                                           ----------
                                                           ----------

     During 1997, the Company funded much of its working capital needs through the sale of its Preferred Stock. Approximately $5,500,000 in capital was raised in connection with these stock sales. The Company's continued ability to operate is dependent on its ability to either refinance its existing debt, liquidate significant non-earning assets or raise additional capital. Management believes the Company's most likely source of liquidity will be the sale of one or more of its Jai-Alai facilities. To that end, management is actively negotiating the sale of one such facility and intends to close the transaction in 1998. There can be no assurance that this sale or any other will occur at a time or in a manner that allows the Company to continue its operation in its present form.

Item 2.   Description of Property.

     Set forth below is a brief description of the Frontons:



                                         Size of       Number
                          Number        Building     of Gaming
          Location       of Acres        Sq. Ft.       Seats*
          Fort Pierce      137.00         80,000        2,150

          Miami             25.50        165,000        4,389

          Tampa             34.21        114,000        3,500

          Ocala             47.98         63,000        1,774
                           ______        ________     _______
          Totals           244.69        422,000       11,813*




     *These figures do not include gaming positions from the addition of poker tables in connection with the establishment of cardrooms.

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

     After the enactment of Florida Statues Section 849.086, the Company converted the television lounge and standing areas at the Miami and Tampa Frontons into low-stakes cardrooms. The 12,000 square foot card room in Miami has 40 tables; the 10,000 square foot card room in Tampa has 30 tables, and each has the capacity to hold almost twice as many tables.

     Pursuant to the Asset Purchase Agreement dated as of September 24, 1997, the Company purchased from Interstate Capital Corporation ("Interstate") certain unimproved properties and a residential real estate development called Tara Club Estates (collectively, the "Properties"), all of which are situated in Loganville, Walton County, Georgia. These Properties consist of over 100 fully developed, and 150 partially developed single-family residential home sites, a swim and tennis club facility and 23 acres of commercial property. Forty-five home sites have already been sold to builders. The sites are presently selling at an average in excess of $40,000 per site. Before the acquisition of the Properties by the Company, thirty-nine homes had been constructed and sold at an average price of $250,000. The Properties are located on the east side of Georgia Highway 81, approximately 3/4 miles south of U.S. Highway 78, inside the Loganville, Georgia city limits.

Item 3.   Legal Proceedings.

     On March 6, 1998, Richard P. Donovan filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Florida Gaming Centers, Inc. ("Centers"), a subsidiary of the Company. Mr. Donovan claims a breach by Centers of the Consulting and Non-Competition Agreement entered into on December 31, 1996 between Mr.

Donovan and Centers. Mr. Donovan requests judgment against Centers for compensatory damages, including $1,053,000 due for consulting services through the term of the agreement and $56,000 due for life insurance premiums for the term of the agreement, together with prejudgment interest, attorneys' fees, costs and such other relief as the Court deems just and proper. The Company has not yet filed an Answer to the Complaint. The Company and Mr. Donovan are currently engaged in discussions concerning these issues. The Company anticipates that the parties will renegotiate a payment schedule with respect to amounts due under the agreement, although there can be no assurance that such a revised payment schedule will be obtained.

     On March 10, 1998, Roger M. Wheeler, Jr. and Wheeler-Phoenix, Inc. filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Centers and the Company. Mr. Wheeler claims that Centers breached the Consulting and Non-Competition Agreement entered into on December 31, 1996 between Mr. Wheeler and Centers. Mr. Wheeler asserts that the Company guaranteed the performance of Centers. Mr. Wheeler requests judgment in the amount of $675,000 due for consulting services through the term of the agreement, together with prejudgment interest, attorneys' fees, costs and such other relief as the Court deems just and proper. In addition, Wheeler-Phoenix, Inc. has alleged that Centers has failed to make payments due under a promissory note in the principal amount of $500,000. Wheeler-Phoenix has requested judgment in the amount of $500,000, together with prejudgment interest accrued up to the time of judgment, attorneys' fees, costs and other relief as the court deems just and proper. The Company has not yet filed an Answer. The Company is currently engaged in discussions with Mr. Wheeler concerning these issues and expects to renegotiate a payment schedule with respect to amounts due under the agreement, although there can be no assurance that such a revised payment schedule will be obtained.

Item 4.   Submission of Matters to a Vote of Security Holders.

     At the Company's 1997 Annual Meeting of Shareholders held on December 30, 1997, the following actions were taken:

     The following Directors were elected for terms of office expiring in 1998:


                                                                 Broker
                         Votes for       Votes         Absten-   Non-
                                        Withheld       tions*    Votes*

W. Bennett Collett       3,056,033      24,494         N/A       N/A



Robert L. Hurd           3,056,206      23,291         N/A       N/A
W. Bennett Collett, Jr.  3,056,706      23,791         N/A       N/A
Gary E. Bowman           3,056,706      23,791         N/A       N/A
George W. Galloway, Jr.  3,056,706      23,791         N/A       N/A
Roland M. Howell         3,056,186      24,311         N/A       N/A
Timothy L. Hensley       3,056,686      23,811         N/A       N/A


     * Pursuant to the terms of the Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the six nominees named.

     The following summarizes the votes to ratify the appointment of King & Company PSC as the Company's auditor for 1997:




                                                            Broker
                         Votes          Votes     Absten-   Non-
                          for           Against   tions     Votes


King & Company PSC       1,396,825      20,933    10,259    None



                                       PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     The Common Stock trades on the Nasdaq SmallCap Market under the symbols "BETS". The following tables show the high and low bid prices for the Common Stock for the years ended December 31, 1997 and December 31, 1996. The bid prices reflect reported inter-dealer transactions and are not necessarily representative of actual transactions which occurred. Further, the prices do not include retail markup, markdown or commissions.


Year Ended December 31, 1997            High      Low

Quarter Ended December 31, 1997    $ 5 9/16       $2 3/8
Quarter Ended September 30, 1997      4 1/4        2 5/8
Quarter Ended June 30, 1997           5 5/8        3 3/8
Quarter Ended March 31, 1997          7 1/8        5 1/4


Year Ended December 31, 1996


Quarter ended December 31, 1996    $ 7 3/8        $5 1/8
Quarter Ended September 30, 1996    10             5 1/4
Quarter Ended June 30, 1996          9 3/4         2 1/2
Quarter Ended March 31, 1996        11             8



     As of March 31, 1998, the Company had approximately 4,000 holders of record of its Common Stock.

     Of the 5,696,054 shares of Common Stock outstanding as of March 26, 1998, persons who may be deemed "affiliates" of the Company or who acquired the shares in a transaction exempt from registration under the Securities Act hold approximately 2,707,277 shares ("Restricted Shares"), which may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. Of these Restricted Shares, the resale of 703,297 shares of Common Stock are covered by a registration statement filed under the Securities Act; such shares have been held by the holder for over one year. Freedom, the holder of 1,652,480 Restricted Shares, has demand registration rights for its shares. Freedom has pledged a total of 1,652,480 Shares of Common Stock to secure loans to Freedom, including the pledge of 1,100,000 shares to one bank, 200,000 shares to another bank, 302,480 in a margin account and the pledge of 50,000 shares to a director of the Company. The Company has registered a total of 1,029,480 shares of Common Stock for resale by and for the account of any bona fide pledgee of the Common Stock by Freedom. In addition, 1,227,480 of the Restricted Shares held by Freedom have been held by Freedom for over one year and are thus available for sale in the public market, subject to the volume and other limitations of Rule 144.

     In general, under Rule 144 a person (or person whose shares are aggregated) who has beneficially owned Restricted Shares for at least one year, including a person who may be deemed an affiliate of the Company, is entitled to sell within any three-month period a number of shares of Common Stock that does not exceed the greater of 1% of the then-outstanding shares of Common Stock (approximately 56,960 shares) or the average weekly trading volume of the Common Stock on the Nasdaq Stock Market during the four calendar weeks preceding such sale. Sales under Rule 144 are subject to certain restrictions relating to manner of sale, notice and the availability of current public information about the Company. A person who has not been an affiliate of the Company at any time during the 90 days preceding a sale and who has beneficially owned shares for at least two years would be entitled to sell such shares without regard to the volume limitations, manner of sale provisions and other requirements of Rule 144.

     The Company has issued currently exercisable stock options to current or former directors and officers for a total of 1,019,000 shares of Common Stock, which shares have not been registered by the Company for sale in the public market.

     In addition, the Company has granted Freedom options to purchase up to 905,000 shares of Common Stock at an exercise price of $1.25 per share that expire March 31, 1998. The 905,000 shares issuable upon exercise of the options granted to Freedom are subject to registration under the Securities Act upon the request of Freedom. The Company has been informed by Freedom that it has no plans to exercise these remaining options.

     As of March 26, 1998, 395 shares of the Company's Series B Preferred Stock ("Series B Shares") were issued and outstanding. Each Series B Share can be converted into the number of shares of Common Stock equal to the sum of the $1,000 purchase price per Series B Share plus 8% accrued and unpaid dividends from the date of issuance through the date of conversion, divided by eighty percent (80%) of the average of the closing bid prices for the Common Stock as reported by NASDAQ for the five consecutive business days immediately preceding the date of conversion. Assuming a $2.3125 closing bid price for the Common Stock, which was the five average closing bid price of the Common Stock on March 25, 1998, the outstanding Series B Shares would be convertible into 230,539 shares of Common Stock.

     As of March 26, 1998, 100 shares of the Company's Series C Preferred Stock ("Series C Shares") were issued and outstanding. Each Series C Share can be converted into the number of shares of Common Stock equal to the sum of the $1,000 purchase price per Series C Share plus 8% accrued and unpaid dividends from the date of issuance through the date of conversion, divided by eighty percent (80%) of the average of the closing bid prices for the Common Stock as reported by NASDAQ for the five consecutive business days immediately preceding the date of conversion. Assuming a $2.3125 closing bid price for the Common Stock, which was the five average closing bid price of the Common Stock on March 25, 1998, the outstanding Series C Shares would be convertible into 55,120 shares of Common Stock.

     As of March 26, 1998, no shares of the Company's Series D Preferred Stock ("Series D Shares") were issued and outstanding.

     As of March 26, 1998, 1,950 shares of the Company's Series E Preferred Stock ("Series E Shares") were issued and outstanding. Each Series E Share can be converted into the number of shares of Common Stock equal to the sum of the $1,000 purchase price per Series E Share plus 8% accrued and unpaid dividends from the date of issuance through the date of conversion, divided by eighty percent (80%) of the average of the closing bid prices for the Common Stock as reported by NASDAQ for the five consecutive business days immediately preceding the date of conversion. Assuming a $2.3125 closing bid price for the Common Stock, which was the five average closing bid price of the Common Stock on March 25, 1998, the outstanding Series E Shares would be convertible into 1,137,454 shares of Common Stock. The holder of 1,500 of the Series E Shares has agreed not to convert any of such shares before November 10, 1998.

     In November and December of 1997, the Company issued 3,000 Series G Shares at a price per share of $1,000. The Company paid Pacific Continental an underwriting fee in the amount of 8% of the gross proceeds, plus warrants to purchase the Company's Common Stock having a market value equal to 5% of the gross proceeds, with an exercise price equal to the market price per share of Common Stock at the closing. The Series G Shares were issued in accordance with the provisions of Regulation D under the Securities Act. The shares were purchased by seven "accredited investors" as defined in Regulation D.

     As of March 26, 1998, 3,000 shares of the Company's Series G Preferred Stock ("Series G Shares") were issued and outstanding. Each Series G Share can in general be converted on May 25, 1998, into the number of shares of Common Stock equal to the sum of the $1,000 purchase price per Series G Share plus 8% accrued and unpaid dividends from the date of issuance through the date of conversion, divided by eighty percent (80%) of the average of the closing bid prices for the Common Stock as reported by NASDAQ for the five consecutive business days immediately preceding the date of conversion. Each holder of the Series G Shares may not convert more than 20% of the original purchase amount of its Series G Shares during any 30 day period commencing on May 25, 1998, on a cumulative basis pursuant to a voluntary conversion. Assuming a $2.3125 closing bid price for the Common Stock, which was the five average closing bid price of the Common Stock on March 25, 1998, the outstanding Series G Shares would be convertible into 1,667,808 shares of Common Stock.

     The Company is obligated to file a registration statement (the "Series G Registration Statement") covering the resale of the shares of Common Stock issuable on conversion of the Series G Preferred Stock (the "Series G Conversion Shares") and to use its best efforts to cause the Series G Registration Statement to become effective. In the event of a Registration Default (as defined below), then the Company shall pay as liquidated damages to each holder of Series G Preferred Stock an amount equal to 1% of the liquidation preference of the Series G Preferred Stock for the first 30 day period after May 25, 1998 (or pro rata portion thereof) and 2% of the liquidation preference of the Series G Preferred Stock for each 30 day period thereafter (or pro rata portion thereof) that there continues to be a Registration Default, in cash ratably according to the number of Series G Preferred Stock held by each holder, immediately payable following the occurrence of such Registration Default. A "Registration Default" means if (i) the Series G Registration Statement has not been declared effective by May 25, 1998, (ii) within the first 30 days following May 25, 1998, the Company postpones the filing of the Series G Registration Statement or allows such Series G Registration Statement to fail to be effective and usable, or elects that such Series G Registration Statement not for a reasonable period of time, but not in excess of 90 days, or (iii) the Series G Registration Statement is filed and declared effective but shall thereafter cease to be effective (without being succeeded immediately by an additional registration statement filed and declared effective) for a period of time exceeding 45 days in the aggregate per year. The Company has not yet filed the Series G Registration Statement and anticipates that a Registration Default will occur.

     Pursuant to the Asset Purchase Agreement dated as of September 24, 1997, the Company purchased from Interstate Capital Corporation ("Interstate") certain unimproved properties and a residential real estate development called Tara Club Estates (collectively, the "Properties"), all of which are situated in Loganville, Walton County, Georgia. Interstate is a wholly owned subsidiary of Freedom. As consideration for the purchase, the Company paid Interstate the sum of $6,373,265, payable as follows: (i) the Company's assumption of $1,081,102 of first mortgage promissory notes to certain lenders secured by the Properties,
(ii) the Company's issuance of 2,084 shares of Series F 8% Convertible Preferred Stock at a stated value of $1,000 per share (convertible on the basis of 296.6689 shares of the Company's common stock for each $1,000 of stated value of the preferred stock), and (iii) the cancellation of $3,208,163 owed by Freedom to the Company. The transaction was approved by a Committee of the Board of Directors of the Company who do not have a direct financial interest in the transaction. The shares of Series F Preferred Stock were sold in a privately negotiated transaction exempt from registration under Section 4(2) of the Securities Act of 1933. On March 31, 1998, the outstanding Series F Shares would be convertible into 618,258 shares of Common Stock, although Freedom has agreed that the Series F Shares cannot be converted until November 10, 1998.

     An additional 7,748 shares of Common Stock were issuable upon the conversion of 34,435 shares of the Company's Class A Preferred Stock outstanding as of March 31, 1998.

     Sales of substantial amounts of shares of Common Stock, including following conversion of shares of the Company's preferred stock or pursuant to Rule 144 or a registered offering, could adversely affect the market price of the Common Stock, increase significantly the number of shares of Common Stock issuable upon the conversion of the Company's preferred stock, the conversion rates of which are related to the prevailing market price, and make it more difficult for the Company to sell equity securities in the future at a time and price that it deems appropriate.

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

Item 6.   Management's Discussion and Analysis or Plan of
          Operation.

General

    The Company currently owns and operates four jai-alai and inter-track pari-mutuel wagering facilities (each, a "Fronton," and collectively, the "Frontons") located in South and Central Florida. The Company's business consists primarily of its operations at the Frontons, which include, among other things, live jai-alai, ITW on jai-alai, thoroughbred racing, harness racing, and dog racing, poker, dominoes, and the sale of food and alcoholic beverages.

Results of Operations

Fiscal Year 1997 Compared with Fiscal Year 1996

     During the twelve months ended December 31, 1997, the Company's operations reflects twelve months' operation of live Jai-Alai performances at the Miami and Tampa facilities. The Ft. Pierce Fronton conducted live jai-alai performances January through April. A full schedule of inter-track wagering was also conducted at all facilities with the exception of Miami, which offers limited ITW product due to blackouts imposed as a result of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, and Mexico. Also, the Miami fronton operates six months per year under a summer partnership agreement. See Item 1 "Business." The Ocala Fronton only operated inter-track wagering during the first quarter and began its live season May 25th and concluded its live season September 1st.

Handle Analysis

     Total Handle (amount of money wagered) for the twelve months ended December 31, 1997 was $126,333,388 of which $53,283,207 was wagered on live jai-alai, $17,385,401 was wagered on the Miami jai-alai signal as a host site via inter-track and $55,664,780 was wagered on inter-track guest signals carried at the Company's frontons. These numbers do not include handle for the Miami facility for the period from July 2, 1997 through November 30, 1997, since this was the permit period the facility was operated by the summer partnership.

     Total handle for the twelve months ended December 31, 1996 was $25,658,425 of which $3,665,582 was from live jai-alai wagering and $21,992,843 was from inter-track guest wagering.

Handle Increase

     Total handle for the twelve months ended December 31, 1997 was $126,333,388, an increase over 1996 of $100,674,963. This increase was attributable to an increase in live and host jai-alai wagering handle of $67,003,026 and an increase in inter-track wagering handle of $33,671,937. These increases were primarily the result of the pari-mutuel operations acquired from World Jai-Alai. Although all four frontons were owned and operated in 1997 only, a comparison of year to year handle at all facilities indicates a $15.2 million decrease in jai-alai handle (18%) and a $5.3 (10.6%) million increase in inter-track guest handle.

Revenues

     Pari-mutuel revenues for the twelve months ended December 31, 1997 were $16,850,905 compared to pari-mutuel revenues of $2,934,088 for 1996. Revenues for the twelve months ended December 31, 1997, consisted of $11,832,731 from live and simulcast jai-alai wagering and $5,018,174 from inter-track guest commissions. Revenues for the twelve months ended December 31, 1996, consisted of $807,805 from live jai-alai wagering and $2,126,283 from inter-track guest wagering. These increases were primarily the result of the pari-mutuel operations acquired from World Jai-Alai as described above. Pari-mutuel revenues from jai-alai on a year to year basis including the frontons acquired in the WJA transaction decreased $2 million (15%), while inter-track guest commissions increased $331,386 (7%). These numbers do not include revenues for the Miami facility for the period from July 2, 1997 through November 30, 1997, since the facility is operated under a permit owned by the summer partnership during this time. The Company recognizes income and losses on its 21% ownership in the summer partnership on the equity basis.

     The Company opened two card room facilities during 1997, one at Tampa on May 22, 1997, and one at Miami on June 19, 1997. Card room revenue for the twelve months ended December 31, 1997 was $500,158. Revenues from the card room operations have been disappointing. Unless the Florida legislature in its current 60-day session that began March 1998 provides card rooms with additional, more competitive card-related products, the Company may close its card room facilities.

     Admissions income for the year ended December 31, 1997, was $499,591, net of state taxes, compared to $134,464 for the year ended December 31, 1996. Program revenue for the year ended December 31, 1997, increased $389,379 to $594,337, from $204,958 for the year ended December 31, 1996. These increases were primarily the result of the WJA asset acquisition. Attendance for live jai-alai performances and ITW performances was approximately 1,010,000 for the year ended December 31, 1997. This compares to

209,000 for 1996 when the Company only owned and operated the Ft. Pierce facility. Total attendance for all facilities in 1996 was approximately 1,118,000.

     Food and beverage income increased $2,005,958 to $2,456,062 for the year ended December 31, 1997, compared to $450,104 for the year ended December 31, 1996. These increases were primarily the result of the WJA asset acquisition. Other income for the year ended December 31, 1997, increased to $674,853 compared to $48,920 for 1996. This category consisting primarily of parking revenue, fronton rental and other commissions and fees also increased as the result of the WJA asset acquisition.

General and Administrative Expenses

     The Company's general and administrative expenses were $6,421,955 and $2,443,085 for the twelve months ended December 31, 1997 and 1996, respectively. The increase of $3,978,870 resulted from taking on the cost of administration for three additional Jai-Alai facilities in Miami, Tampa, and Ocala, Florida, net of staff reductions and consolidations.

     Significant categories of general and administrative expenses and their comparison for 1997 versus 1996 are as follows. Executive salaries and related expenses were $1,106,591 in 1997, compared to $686,056 for 1996. Professional fees were $533,978 in 1997 compared to $289,045 in 1996. Consulting fees increased from $38,907 in 1996 to $466,500 in 1997. Expenses totaling $342,000 were paid and accrued for former executives of World Jai-Alai, pursuant to the purchase agreement. Travel and entertainment expense increased approximately $248,000 to $412,721. Telephone and other data line charges increased approximately $252,000 to $308,755. Property and other taxes increased significantly to $587,479 in 1997 from $72,079 for 1996, as a result of the company's expanded operations.

     Other general and administrative expenses increased $1,600,680 during 1997 to $2,138,781. These included an increase in insurance expense to $617,428 during 1997 up from $89,513, public company costs including shareholder relations/information and filing fees increasing to $140,892 from $129,873, and also includes employee benefits totaling $901,288. Employee benefits are mainly health insurance and self insurance cost associated with player personnel ($760,585). Interest expense totaled $849,150 and $327,486 for the twelve month periods ended December 31, 1997 and 1996, respectively. The $521,664 increase in interest expense was primarily the result of the bank debt incurred which was related to the purchase of the WJA facilities described earlier.

Operating Expenses

     The Company's operating expenses for the year ended December 31, 1997, increased $16,022,599 to $19,016,948, from $2,994,349 for the year ended
December 31, 1996. The components of these expenses and the net increase are described in the following items. Advertising and promotion expense increased $961,523 during 1997 to $1,212,092, with approximately $250,000 used in the promotion and introduction of the new card room facilities. Operating payrolls and related costs totaled $4,609,917 and $1,006,673, respectively, for the years ended December 31, 1997 and 1996, excluding player costs and payroll costs included in the bar, restaurant and concessions areas. Of the $4,609,917, $1,447,675 was mutuel payroll, $748,777 was maintenance/janitorial payroll, $994,910 was in security payroll, $165,377 was admissions and $1,150,578 was payroll taxes for all payrolls. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. The year ending December 31, 1996, included four months of live jai-alai and associated player costs totaling $665,401, but represented the expenses of only the Ft. Pierce facility. The year ending December 31, 1997, included player costs for all for facilities totaling $6,345,124. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $2,142,002 and $321,641 for the twelve month periods ended December 31, 1997 and 1996, respectively. Repairs and Maintenance expenses for the twelve months ended December 31, 1997, totaled $438,173. These increases were primarily the result of the expanded pari-mutuel operations due to acquisition of the facilities of World Jai-Alai.

     Rental and service costs for totalizator wagering equipment also represent a significant portion of operating expenses. These expenses totaled $824,262 for the year ended December 31, 1997, compared to $294,309 for the year ended December 31, 1996, representing an increase of $529,953, although 1996's expenses included satellite and camera rentals reflected in other operating
costs for 1997.   Programs expense totaled $584,554 for the year ended  December
31, 1997, compared to $131,389 for 1996.   Card room payroll and related costs
totaled   $477,177 for the twelve months ended December 31, 1997, while other card room operating costs totaled $161,336. The Company had no card room operations in 1996. Depreciation and amortization expense for the twelve month period ended December 31, 1997 was $736,349, compared to $193,205 for the twelve month period ended December 31, 1996. Utilities expense totaled $1,067,100 and $115,941, respectively, for the years ended December 31, 1997 and 1996. Other miscellaneous operating expenses, including security, cleaning supplies janitorial expense, and operating leases, increased to $418,862, from $155,989 for the year ended December 31, 1997. Significant items in this category included $239,182 in police contracts; $709,774 in satellite, camera, and television rentals; ($2,441,135) in allocated operating costs recovered via charge backs to the summer operation; $672,358 in janitorial contracts; $301,152 in ITW tote and other costs; and $210,479 in local office payrolls. Again, these increases were primarily the result of the expanded pari-mutuel operations due to acquisition of the facilities of World Jai-Alai.

Other Income (Expense)

     The Company had net interest and dividend income of $ 280,830 and $1,179,386 for the twelve months ended December 31, 1997 and 1996, respectively, a decrease of $898,556. Of the $1,179,386, approximately $1,101,000 was attributable to interest income on the WJA Notes acquired from the Bank of Oklahoma. The decrease reflects that this note was forgiven and became part of the Company's basis in the WJA assets acquired at year end 1996.

     The Company also recorded a non-recurring loan reserve of $322,193 for the twelve months ended December 31, 1997 related to an expired gaming contract with the Rincon Tribe of California. At year ended 1996 the Company had reserved $34,000 on the same contract.

     Also the Company had $223,222 in other expenses associated with the issuance of warrants in connection with the Series G preferred stock sold in November and December of 1997, and approximately $26,000 in other income from the gains on the sale of fixed assets.

Tax Loss Carryforwards

     At December 31, 1997, the Company had approximately $14,000,000 in net operating loss carryforwards. However, because of IRC section 382 limitations due to the change of control that occurred in March, 1993, the bulk of these carryforwards are limited to approximately $95,000 per year. Operating losses of approximately $5,000,000 attributed to the period after the change of ownership are not subject to the Section 382 limitation.

Summary of Operations

     The Company had a net loss of $4,094,243 ($0.80 per common share) for the twelve months ended December 31, 1997. This loss compares to a net loss of $519,100 ($0.14 per common share) for the twelve months ended December 31, 1996. The increase in loss occurred for the year was primarily caused by the factors detailed above. A summary of items and circumstances contributing to the loss included the $322,000 non recurring reserve on the Rincon Indian
Gaming Venture, approximately $250,000 in advertising costs promoting the card rooms, a $1,000,000 operating loss at the Tampa facility (incurred by running the facility 12 months to in order to run a card room), approximately $200,000 in legal and professional fees associated with the acquisition and continued acquisition issues, a $133,000 loss from our equity position in the summer partnership, and $168,280 in training expenses charged directly to the Company for card room operations with another $132,451 charged to the summer partnership of which we bear 21% of the cost.

Other Information

     During 1997 the Company spent $2.4 million in improvements for card room additions. It also acquired the Tara Club residential development discussed in the liquidity section that follows. Certain excess property was disposed of the first quarter of 1998 for approximately $480,000. A contract to sell the Company's Tampa real estate for $8.3 million was also signed during the first quarter (see the Company's Current Report on Form 8-K/A filed February 9,
1998). The Company has not contracted to sell its Tampa gaming permit.

Liquidity and Capital Resources

     The balance of the Company's cash and cash equivalents at December 31, 1997 was $1,042,110. At December 31, 1997, the Company had a decrease in working capital of approximately $10,711,000 from December 31, 1996. The decrease was the result of the construction and pre-opening costs associated with the card rooms in Tampa and Miami (approximately $2.5 million), growth in accounts payable/accrued expenses (approximately $3 million), and a $5.4 million increase in the current portion of long term debt maturing within one year as the result of the Bank of Oklahoma's ("BOK") September 1998 balloon payment and the $1 million in debt assumed in the purchase of the "Tara" residential development in November 1997. The decrease in liquidity is also net of $5.7 million in additional funds received in connection with Regulation D and Regulation S Convertible Preferred Stock offerings, and the cancellation of the Freedom Financial note receivable as part of the purchase of the Tara development described below.

     During the twelve months ended December 31, 1997, net cash provided by in the Company's operating activities was $677,667. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Fronton operations. Principal revenues were from net pari-mutuel wagering commissions on live jai-alai and ITW events.

     During the twelve months ended December 31, 1997, cash flow used by investing activities was $5,258,570. $468,372 was attributable to an increase in miscellaneous accounts receivable. $3,184,725 was the result of additions to plant and equipment, the bulk of which was attributable to card room construction (approximately $2.5 million) and the acquisition of the Tara development. During the fourth quarter of 1995, the Company lent an affiliated company (Freedom) funds on a demand credit line, which bore interest at the prime rate plus 2%. Funds advanced to Freedom during the twelve months ended December 31, 1997 totaled $1,524,989. As set forth on its Current Report on Form 8-K dated September 24, 1997, and subsequent amendments filed October 10, 1997, and February 9, 1998, the Company purchased from Interstate Capital Corporation ("Interstate") (a wholly owned subsidiary of Freedom) certain unimproved properties and a residential real estate development called Tara Club Estates (collectively, the "Properties") situated in Loganville, Walton County, Georgia. As consideration for the purchase, the Company paid Interstate the sum of $6,373,265 as follows (i) the company issued 2,084 shares of Series F 8% Convertible Preferred Stock (the "Series F Preferred

Stock"), (ii) it assumed $1,081,102 of first mortgage promissory notes to certain lenders secured by the Properties, and (iii) canceled $3,208,163 including accrued interest owed by Freedom. The Properties consist of a residential and commercial development of over 100 fully developed, and 150 partially developed single-family residential home sites, a swim and tennis club facility and 23 acres of commercial property. The Company anticipates hiring a professional management company and that income generated from lot sales should augment cash flow given the large inventory of lots ready for sale.

     During the twelve months ended December 31, 1997, cash flow from financing activities was $4,715,486. Cash flow from financing activities included $5,650,153 in net funds generated from the sale of convertible preferred and common stock. The company also had a net reduction or use of funds totaling $934,667 for the twelve months ended December 31, 1997, in net repayments of long-term debt.

     The Company has terminated discussions the Rincon Luiseno Band of the Mission Indians in San Diego County, California. Due to adverse decisions in other Courts in related cases in California and the opinion issued by the U.S. Supreme Court in the Seminole case and continuing delays in the opening of the Rincon Casino with gaming machines, both the Company and the Rincon tribe have requested arbitration relative to the Company's Loan Agreement. The outstanding balance on the loan to the Rincon tribe and costs totaling $322,193 was
reserved for during the third quarter of 1997.   The Company also has terminated
all discussions concerning the possible expansion of its gaming operations to Nevada.

     The working capital needs of the Company have been met primarily through its financing activities, including the issuance of convertible preferred stock and the exercise of options previously granted to Freedom.

     Also subsequent to year end on March 11, 1997, the Company sold certain excess property in North Miami for $487,000. The bulk of the proceeds from this sale were paid to the Bank of Oklahoma. As of the date of this report the company is currently two payments in arrears on the Bank of Oklahoma obligation. The Company and the bank are currently negotiating to amend the payment schedule to interest only monthly payments until such time as the Tampa facility transaction has been closed.

     Other situations existing at present that illustrate current liquidity shortfall the Company is experiencing are outlined below. Real estate taxes totaling approximately $470,000 for 1996 payable in 1997 are currently in arrears. 1997 real estate of approximately $500,000 will be due March 31, 1998. Other tax payments and a $109,000 escheated outs payment due to the state of Florida is currently in arrears. The Company is currently behind in its consulting payments to Mr. Wheeler and Mr. Donovan, although the Company is negotiating with both parties and believes an arrangement can be reached. Also the $500,000 Wheeler-Phoenix note assumed when the assets of WJA were acquired is currently in default; the Company is currently negotiating with Mr. Wheeler to cure the default.

     In November and December of 1997, the Company raised $3.0 million via the issuance of Series G Preferred Stock. The Company is obligated to file a registration statement (the "Series G Registration Statement") covering the resale of the shares of Common Stock issuable on conversion of the Series G Preferred Stock (the "Series G Conversion Shares") and to use its best efforts to cause the Series G Registration Statement to become effective. In the event of a Registration Default (as defined below), then the Company shall pay as liquidated damages to each holder of Series G Preferred Stock an amount equal to 1% of the liquidation preference of the Series G Preferred Stock for the first 30 day period after May 25, 1998 (or pro rata portion thereof) and 2% of the liquidation preference of the Series G Preferred Stock for each 30 day period thereafter (or pro rata portion thereof) that there continues to be a Registration Default, in cash ratably according to the number of Series G Preferred Stock held by each holder, immediately payable following the occurrence of such Registration Default. A "Registration Default" means if (i) the Series G Registration Statement has not been declared effective by May 25, 1998, (ii) within the first 30 days following May 25, 1998, the Company postpones the filing of the Series G Registration Statement or allows such Series G Registration Statement to fail to be effective and usable, or elects that such Series G Registration Statement not be usable for a reasonable period of time, but not in excess of 90 days, or (iii) the Series G Registration Statement is filed and declared effective but shall thereafter cease to be effective (without being succeeded immediately by an additional registration statement filed and declared effective) for a period of time exceeding 45 days in the aggregate per year. The Company has not yet filed the Series G Registration Statement and anticipates that a Registration Default will occur.

     The Company's cash flow is not currently adequate to meet its debts and other obligations as they come due. The Company is currently evaluating its alternatives to improve its cash flow, including the sale of selected assets and the refinancing of its indebtedness using its real estate holdings as collateral. In light of items described in the preceding paragraphs, in January 1998, the Company entered into an agreement with Monroe's Prestige Group, Inc. ("MPG"), a real estate development company based in Tampa, Florida, which provides MPG with a ninety day inspection period during which MPG may elect to purchase the land and improvements where the Company's Tampa, Florida, gaming operations are located for $8.3 million in cash. A copy of this agreement was filed with the Company's Current Report on From 8-K/A dated February 9, 1998. MPG can terminate the agreement for any reason during the ninety day period without penalty. If MPG determines to proceed with the purchase, the closing would likely occur late in the second quarter or early in the third quarter of 1998. The proposed transaction does not include the Company's gaming licenses which would be available for use at a different
Hillsborough County, Florida facility.   There can be no assurances that the
transaction with MPG will be consummated, or if consummated, that it will be on the terms and conditions as set forth in the January 1998 agreement.

Item 7.     Financial Statements.

     List of Financial Statements Filed.  See accompanying
Financial Statements:

          Balance Sheets as of December 31, 1997 and 1996.

          Statements of Operations for the years ended December 31, 1997 and 1996.

          Statement of Stockholders' Equity for the two years ended December 31, 1997.

          Statements of Cash Flows for the years ended December 31, 1997 and 1996.

          Notes to Financial Statements.

Audited Consolidated Financial Statements

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996







Audited Consolidated Financial Statements

                                                                       Page

Independent Auditors' Report                                             1

Consolidated Financial Statements
  Balance Sheets                                                         2
  Statements of Operations                                               4
  Statement of Changes in Stockholders' Equity                           5
  Statements of Cash Flows                                               6
  Notes to Financial Statements                                          7


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  and Shareholders
Florida Gaming Corporation and Subsidiary
Miami, Florida


We have audited the accompanying consolidated balance sheets of Florida Gaming Corporation and Subsidiary (a Delaware Corporation) as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida Gaming Corporation and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue operating as a going concern. As discussed in Note N to the consolidated financial statements, the Company has incurred significant operating losses; is delinquent in the payment of payroll taxes, property taxes and escheated unclaimed winnings; is in default with respect to certain notes payable and other obligations and has made significant investments in illiquid assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note N. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


                                     /s/ KING & COMPANY, PSC


Louisville, Kentucky
February 13, 1998

CONSOLIDATED BALANCE SHEETS

FLORIDA GAMING CORPORATION AND SUBSIDIARY



                                                                                          December 31,
                                                                                       1997                 1996
                                                                                   -----------          ------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents........................................                $ 1,042,110          $   907,527
  Note receivable from related
    party--Notes G and K...........................................                        -0-            1,796,860
  Accounts receivable, ITW.........................................                    473,431              184,051
  Inventory........................................................                    142,257              169,419
  Interest receivable from related party--Notes G and K............                        -0-              119,348
                                                                             -----------------    -----------------
                                                                                     1,657,798            3,177,205

PROPERTY, PLANT AND EQUIPMENT--Notes C and J
  Land.............................................................                 12,451,389           11,457,495
  Buildings and improvements.......................................                 11,313,654            9,747,978
  Furniture, fixtures and equipment................................                  2,136,270            1,717,520
                                                                             -----------------    -----------------
                                                                                    25,901,313           22,922,993

  Less accumulated depreciation....................................                (1,188,054)            (528,700)
                                                                             -----------------    -----------------
                                                                                    24,713,259           22,394,293

ADVANCES TO RELATED PARTY--Note G..................................                    233,034                  -0-

REAL ESTATE DEVELOPMENT--Note M....................................                  6,451,444                  -0-

GAMING VENTURE INVESTMENTS--Notes H and L..........................                        -0-              310,000

OTHER ASSETS--Notes C and H........................................                    957,835              423,551
                                                                             -----------------    -----------------

                                                                                   $34,013,370          $26,305,049
                                                                             -----------------    -----------------
                                                                             -----------------    -----------------


                                       2




                                                                                            December 31,
                                                                                        1997                1996
                                                                                   -------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Unclaimed winnings...........................................................    $     733,188        $    930,017
  ITW payables.................................................................          256,737              40,647
  Accrued payroll and related expenses.........................................          439,151             203,338
  Accounts payable and accrued expenses--Note C................................        6,645,330           3,130,547
  Current portion of long-term debt--Note I....................................        6,845,381           1,423,703
                                                                                   -------------        ------------
                                                                                      14,919,787           5,728,252

LONG-TERM DEBT (less current portion)--Note I..................................        1,779,915           7,095,289

STOCKHOLDERS' EQUITY--Notes B, D and H
  Class A cumulative convertible preferred stock;
    1,200,000 shares authorized; 34,435 shares issued and
    outstanding; aggregate1997 liquidation preference of $344,350..............            3,443               3,443
  Series B cumulative convertible preferred stock; 5,000 shares authorized;
    445 and 1,990 shares issued and outstanding in 1997 and 1996,
    respectively; aggregate 1997 liquidation preference of $445,000............               45                 199
  Series C 8% cumulative convertible preferred stock, 5,000 shares authorized; 150 and 550 shares issued and outstanding in 1997 and 1996, respectively; aggregate 1997 liquidation preference
    of $153,025................................................................               15                  55
  Series D 8% cumulative convertible preferred stock, 5,000 shares
    authorized; 650 shares issued and outstanding in 1996......................              -0-                  65
  Series E 8% cumulative convertible preferred stock, 2,000 shares authorized; 2,000 shares issued and outstanding in 1997;
    aggregate1997 liquidation preference of $2,000,000.........................              200                 -0-
  Series F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,084 shares issued and outstanding in 1997;
    aggregate 1997 liquidation preference of $2,103,468........................              208                 -0-
  Series G 5% cumulative convertible preferred stock, 3,000 shares authorized; 3,000 shares issued and outstanding in 1997;
    aggregate 1997 liquidation preference of $3,000,000........................              300                 -0-

  Common stock, $.10 par value; 15,000,000 shares authorized;
    5,620,060 and 4,340,626 issued and outstanding in 1997
    and 1996, respectively.....................................................          562,006             434,063

  Capital in excess of par value...............................................       43,184,670          35,276,095
  Accumulated deficit..........................................................     (26,437,219)        (22,232,412)
                                                                                   -------------        ------------
                                                                                      17,313,668          13,481,508
COMMITMENTS AND CONTINGENCIES--Notes H and N

                                                                                    ------------        ------------

                                                                                    $ 34,013,370        $ 26,305,049
                                                                                    ------------        ------------
                                                                                    ------------        ------------

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

For the years ended December 31, 1997 and 1996

                                                                                    1997                1996
                                                                                -------------       ------------
HANDLE
  Live Jai-Alai................................................................ $  53,283,207       $  3,665,582
  ITW-Guest....................................................................    55,664,780         21,992,843
  ITW-Host.....................................................................    17,385,401                -0-
                                                                                -------------       ------------

                                                    Total Pari-Mutuel Handle     $126,333,388        $25,658,425
                                                                                -------------       ------------

JAI-ALAI MUTUEL REVENUE.......................................................  $  17,155,970      $     893,464
  Less pari-mutuel taxes to State of Florida..................................    (3,105,309)           (85,659)
  Less simulcast guest commissions............................................    (2,217,930)                -0-
INTER TRACK MUTUEL COMMISSIONS................................................      5,018,174          2,126,283
                                                                                -------------       ------------
                                                     Net Pari-Mutuel Revenue       16,850,905          2,934,088

ADMISSION INCOME..............................................................        499,591            134,464
PROGRAM REVENUE...............................................................        594,337            204,958
FOOD AND BEVERAGE.............................................................      2,456,062            450,104
CARD ROOM REVENUE.............................................................        500,158                -0-
OTHER.........................................................................        674,853             48,920
                                                                                -------------       ------------
                                                     TOTAL OPERATING REVENUE       21,575,906          3,772,534

OPERATING EXPENSES
  Advertising and promotions..................................................      1,212,092            250,569
  Operating and mutuels payroll and related costs.............................      4,609,917          1,006,673
  Player payroll and related costs............................................      6,345,124            665,401
  Food and beverage costs.....................................................      2,142,002            321,641
  Repairs and maintenance.....................................................        438,173            109,801
  Totalizator/teleview rent--Note H...........................................        824,262            294,309
  Programs....................................................................        584,554            131,389
  Card room payroll and related costs.........................................        477,177                -0-
  Other card room operating costs.............................................        161,336                -0-
  Depreciation and amortization...............................................        736,349            193,205
  Utilities...................................................................      1,067,100            115,941
  Miscellaneous...............................................................        418,862            155,989
                                                                                -------------       ------------
                                                    TOTAL OPERATING EXPENSES       19,016,948          2,994,349


GENERAL AND ADMINISTRATIVE
  Executive payroll and related costs.........................................      1,106,591            686,056
  Directors' fees--Note G.....................................................         18,000             18,000
  Management consulting.......................................................        466,500             38,907
  Telephone and travel........................................................        721,476            222,842
  Professional fees--Note H...................................................        533,978            289,045
  Interest expense............................................................        849,150            327,486
  Property taxes..............................................................        587,479             72,079
  Other--Note H...............................................................      2,138,781            538,101
                                                                                -------------       ------------
                                                                                    6,421,955          2,443,085
                                                                                -------------       ------------
                                                      (LOSS) FROM OPERATIONS      (3,862,997)        (1,664,900)
OTHER INCOME (EXPENSE):
  Interest and dividend income--Notes C and K.................................        280,830          1,179,386
  Provision for loss on gaming venture investment--Note L.....................      (322,193)           (34,000)
  Other (net).................................................................      (189,883)                414
                                                                                -------------       ------------
                                                                                    (231,246)          1,145,800
                                                                                -------------       ------------

                                                                    NET LOSS    $ (4,094,243)      $   (519,100)
                                                                                -------------       ------------
                                                                                -------------       ------------

BASIC LOSS PER COMMON SHARE--Note F...........................................  $       (.80)      $       (.14)
                                                                                -------------       ------------
                                                                                -------------       ------------

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FLORIDA GAMING CORPORATION AND SUBSIDIARY

For the two years ended December 31, 1997

                                   Class A             Series B            Series C            Series D             Series E
                               Preferred Stock      Preferred Stock     Preferred Stock    Preferred Stock      Preferred Stock
                               Par Value $.10       Par Value $.10      Par Value $.10      Par Value $.10       Par Value $.10
                              ------------------  --------------------  ----------------  -------------------  -------------------
                               Shares   Amount     Shares     Amount    Shares   Amount   Shares    Amount     Shares    Amount
                              -------   ------     ------     ------    ------   ------   ------    ------     ------    ------
Balances at January 1, 1996..  34,735    $3,473     2,400.0     $ 240       0         0         0          0

Stock issued--Notes B and C..                       2,300.0       230     550      $ 55       650       $650
Conversion of preferred
  stock to common stock--
  Note B.....................    (300)      (30)   (2,707.5)     (271)
Dividend on Class A preferred
  stock--$.90 per share......
Net loss for the year........
Stock options granted--Note
  and D......................
                              --------  --------  ----------  --------  ------   -------  --------  ---------  --------  ---------
BALANCES AT
  DECEMBER 31, 1996..........   34,435     3,443     1,992.5       199     550        55       650         65

Stock issued--Notes B and C..                                                                                     2,000       $200
Conversion of preferred
  stock to common stock
  --Note B...................                       (1,547.5)     (154)   (400)      (40)     (650)       (65)
Dividend on Class A
preferred
  stock--$.90 per share......
Dividends on Series C, D and F
  preferred stock............
Net loss for the year........
Stock warrants issued--Note D
                              --------  --------  ----------  --------  ------   -------  --------  ---------  --------  ---------
BALANCES AT
  DECEMBER 31, 1997..........   34,435    $3,443       445.0   $   45      150      $ 15         0       $  0     2,000       $200
                              ========  ========  ==========  ========  ======   =======  ========  =========  ========  =========


                                      Series F              Series G
                                   Preferred Stock      Preferred Stock         Common Stock
                                   Par Value $.10        Par Value $.10        Par Value $.10
                                 --------------------  -------------------  ----------------------  Capital in
                                 Shares     Amount     Shares    Amount     Shares      Amount      Excess of    Accumulated
                                 ------     ------     ------    ------     ------      ------      Par Value      Deficit
                                                                                                    ------------  -------------
Balances at January 1, 1996                                                 3,123,586    $312,359   $27,278,152   $(21,682,272)

Stock issued--Notes B and C                                                   738,221      73,822     7,939,260
  Conversion of preferred
  stock to common stock--
  Note B.....................                                                 473,655      47,366      (46,814)
Dividend on Class A preferred
  stock--$.90 per share......                                                   5,164         516        30,475       (31,040)
Net loss for the year........                                                                                        (519,100)
Stock options granted--Note C
  and D......................                                                                           150,928
                                 ---------  ---------  --------  ---------  ----------  ----------  ------------  -------------
BALANCES AT
  DECEMBER 31, 1996                                                         4,340,626     434,063    35,276,095   (22,232,412)

Stock issued--Notes B and C..       2,084       $208     3,000       $300     447,500      44,750     7,737,316
Conversion of preferred
stock to common stock--
  Note B.....................                                                 822,350      82,235       (81,976)
Dividend on Class A
preferred                                                                       9,577         958        30,013       (30,971)
  stock--$.90 per share......
Dividends on Series C, D and F
  preferred stock............                                                                                         (79,593)
Net loss for the year........                                                                                      (4,094,243)
Stock warrants issued--Note D                                                                           223,222
                                 ---------  ---------  --------  ---------  ----------  ----------  ------------  -------------

BALANCES AT
  DECEMBER 31, 1997..........       2,084       $208     3,000       $300   5,620,060    $562,006   $43,184,670   $(26,437,219)
                                 =========  =========  ========  =========  ==========  ==========  ============  =============

                See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

For the years ended December 31, 1997 and 1996



                                                                                         1997               1996
                                                                                     --------------    ----------------
OPERATING ACTIVITIES
  Net loss.......................................................................      $(4,094,243)        $  (519,100)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization..............................................          736,349             193,205
      Warrants issued for funding origination--Note D............................          223,222                -0-
      (Increase)  in interest receivable.........................................             -0-             (117,133)
      Provisions for loss on gaming venture......................................          322,193              34,000
      Decrease (increase) in inventory...........................................           27,162            (135,837)
      Increase in accounts receivable............................................         (289,380)               -0-
      (Decrease) in unclaimed winnings...........................................         (196,829)             (4,185)
      Increase in accounts payable and accrued expenses..........................        3,966,686             220,732
      Realized gain on sale of assets............................................          (17,493)               -0-
                                                                                     --------------    ----------------
                              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          677,667            (328,678)

INVESTING ACTIVITIES
  Purchases of property and equipment............................................       (3,184,725)        (13,973,886)
  Increase in other assets.......................................................         (163,502)           (393,565)
  Investments in gaming ventures.................................................             -0-              (21,000)
  Increase in miscellaneous receivable...........................................         (468,372)           (153,455)
  Loans to affiliated company....................................................       (1,524,989)         (1,446,860)
  Proceeds from the sale of fixed assets.........................................           83,018                -0-
                                                                                     --------------    ----------------
                                            NET CASH USED IN INVESTING ACTIVITIES       (5,258,570)        (15,988,766)

FINANCING ACTIVITIES
  Net long-term debt issued (repaid).............................................         (934,667)          6,533,938
  Proceeds from sale of stock....................................................        5,650,153           7,969,168
                                                                                     --------------    ----------------
                                        NET CASH PROVIDED BY FINANCING ACTIVITIES        4,715,486          14,503,106
                                                                                     --------------    ----------------

                             NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS          134,583          (1,814,338)

Cash and cash equivalents at beginning of period.................................          907,527           2,721,865
                                                                                     --------------    ----------------

                                       CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 1,042,110         $   907,527
                                                                                     ==============    ================

SUPPLEMENTAL DISCLOSURES
  Issuance of common stock pursuant to-
    -Conversion of preferred stock...............................................      $       106         $       552
    -Asset acquisitions..........................................................              -0-         $ 4,747,255
  Interest paid..................................................................      $   734,428         $   327,486
  Payment of dividend through issuance of common stock...........................      $    30,971         $    31,040
  Cancellation of debt pursuant to asset acquisition.............................      $ 3,208,163         $      -0-
  Issuance of preferred stock pursuant to asset acquisition......................      $ 2,084,000         $      -0-
  Debt assumed pursuant to asset acquisition.....................................      $ 1,010,000         $ 3,578,647


                See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


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

Company Background: Florida Gaming Corporation (the Company) operates live Jai Alai frontons in Ft. Pierce, Miami, Tampa and Ocala, Florida. The Company also conducts intertrack wagering (ITW) on jai alai, horse racing and dog racing from its Tampa and Ocala Jai Alai facilities. On November 26, 1997, the Company acquired Tara Club Estates ("Tara"), a residential and commercial real estate development in Walton County, Georgia. The Company intends to complete the development and market the property for sale. (See Note M).

Approximately 34% of the Company's common stock is controlled by the Company's Chairman either directly or beneficially through his ownership of Freedom Financial Corporation (Freedom), a closely held investment company.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets.

Real Estate Held for Expansion: The Company's investment in undeveloped land near its existing jai alai frontons ($1,617,495 at December 31, 1997 and 1996) is carried at cost and is included with land under property, plant and equipment in the accompanying balance sheets.

Inventory: The Company's inventory, comprising food and beverage products and souvenirs, is stated at the lower of cost or market.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company's liability to host tracks for ITW collections totaled $256,737 and $40,647 at December 31, 1997 and 1996, respectively. Unclaimed winnings (outs) totaled $733,188 and $930,017 at December 31, 1997 and 1996, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Income Taxes: The Company utilizes the asset and liability approach to accounting for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Loss Per Common Share: During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earning Per Share, ("SFAS 128"), which requires the computation and disclosure of basic and diluted income (loss) per common share. The Company's 1996 loss per common share amount has been restated to conform to SFAS 128. Basic income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding. Diluted income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method plus the weighted average number of shares that would be issued if holders of the Company's preferred stock converted those shares to common stock using the "if converted" method. Diluted loss per common share is not presented when the resulting calculation is antidilutive relative to basic loss per common share.

The weighted average number of shares outstanding used in the calculation of basic net loss per common share was 5,087,656 and 3,598,905 for 1997 and 1996, respectively. Diluted loss per common share is not presented for either year since the amount is antidilutive.

Options and warrants to purchase 2,209,000 shares of the Company's common stock were outstanding on December 31, 1997. Had the Company reported income, 965,000 of these shares, net of forfeitures would have been included in the computation of diluted income per common shares because the weighted average market price was greater than the exercise price of those options.

Stock Options: The Company accounts for stock-based employee compensation arrangements using the intrinsic value method provided in APB 25. Under this method, the cost of compensation is measured by the excess of the quoted market price of the stock over the option price on the grant date (measurement date). The Company's stock option plans require the issuance of all options at a price equal to or greater than the market price of the stock on the grant date. Stock options issued for non-compensation purposes are accounted for at fair value pursuant to FASB 123.

Reclassification: Certain 1996 amounts have been reclassified to conform with their 1997 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE B--PREFERRED STOCK

The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. Class A preferred stock dividends totaled $30,971 and $31,040 during 1997 and 1996 respectively. These dividends were paid by the issuance of 9,577 common shares and $20 cash in lieu of fractional shares in 1997 and 5,164 common shares and $49 cash in lieu of fractional shares in 1996.

Each share of Class A preferred is convertible into .225 shares of common stock at the holder's option. During the years ended December 31, 1997 and 1996, -0-shares and 300 shares of Class A preferred stock were converted into -0- shares and 67 shares of common stock, respectively. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration to be received by the Company upon initial issuance of each share of the Series B stock is $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. On December 15, 1995, the Board of Directors reserved 600,000 shares of the Company's common stock for issuance upon conversion of the Series B preferred stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. During 1996, the Company issued 2,300 Series B shares at $925 per share and 2,707.5 Series B shares were converted to 473,588 shares of common stock. During 1997, 1547.5 Series B shares were converted to 295,951 shares of common stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE B--PREFERRED STOCK--CONTINUED

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

All shares of Series C Preferred Stock have been sold in offshore transactions exempt from registration pursuant to Regulation S promulgated under the Securities Act. The Series C Conversion Shares must be resold in transactions exempt under Regulation S or another applicable exemption under the Securities Act, pursuant to the registration of the Series C Conversion Shares by the Company.

Upon liquidation, the holders of Series C Preferred Shares shall be entitled to be paid $1,000 per share plus 8% accrued dividends before any distribution to holders of Common Stock. The Company has the right to redeem the shares of Series C Preferred Stock if a holder of such shares exercises the right of conversion at a time when the conversion price is below $5.00. The redemption price to be paid by the Company is 125% of the Stated Value of such shares together with all accrued and unpaid dividends thereon.

During 1996, the Company issued 550 Series C shares at $1,000 per share. During 1997, 400 Series C shares were converted to 144,518 shares of common stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE B--PREFERRED STOCK--CONTINUED

Holders of Series D Preferred Stock may convert all or any of such shares to the Company's Common Stock beginning 90 days after the issuance of the Series D Preferred Stock. If not converted earlier by the holder, the Series D Preferred Stock shall be converted automatically on December 31, 1998.

During 1996, the Company issued 650 Series D shares at $1,000 per share. During 1997, the Company issued an additional 525 Series D shares at $920 per share and 1,175 Series D shares were converted to 311,503 shares of common stock.

The Company is authorized to issue 2,000 shares of Series E 8% cumulative convertible preferred stock, $.10 par value (the "Series E Preferred Stock"), which provides annual dividends at the rate of 8% of the share's stated value, payable upon conversion of the Series E preferred stock into common stock. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or splits).

Holders of Series E Preferred Stock may convert all or any such shares to the Company's common stock (the "Series E Conversion Shares") beginning 120 days after the issuance of the Series E Preferred Stock. If not converted earlier by the holder, the Series E Preferred Stock shall be converted automatically two years from the date of issuance. In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.50 and (ii) 80% of the average of the closing bid price of the common stock on the five trading days before conversion. A holder of Series E Conversion Shares may not sell more than 25% of such shares between 120 and 150 days of his purchase of Series E Preferred Stock converted into each share, 50% of such shares between 151 and 180 days of his purchase of Series E Preferred Stock converted into such shares and 75% of such shares between 181 and 210 of his purchase of Series E Preferred Stock converted into each share; a holder may generally sell all of his Series E Conversion Shares 211 days after his purchase.

Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock.

During 1997, the Company issued 2,000 Series E shares at $1,000 per share.

The Company is also authorized to issue up to 2,500 shares of Series F 8% Cumulative Convertible Preferred Stock (the "Series F Preferred Stock"), which provides annual dividends at the rate of 8% of the shares' stated value. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company's Board of Directors, such dividends may be paid in shares of the Series F Preferred Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE B--PREFERRED STOCK--CONTINUED

Holders of Series F Preferred Stock may convert all or any of such shares to the Company's common stock at any time. Each share of Series F Preferred Stock shall be converted into 296.6689 shares of common stock (the "Conversion Stock"). The number of shares of Conversion Stock into which each share of Series F Preferred Stock shall be converted shall be proportionately adjusted for any increase or decrease in the number of shares of common stock or Series F Preferred Stock.

Upon liquidation, the holders of Series F Preferred Shares shall be entitled to be paid $1,000 per share plus accrued dividends before any distribution to holders of common stock.

During 1997, the Company issued 2,084 Series F shares at $1,000 per share (See Note M).

The Company is also authorized to issue up to 5,000 shares of Series G 5% Convertible Preferred Stock (the "Series G Preferred Stock"), which provides semi-annual dividends at the rate of 5% of the shares' stated value. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company's Board of Directors, such dividends may be paid in shares of the Series G Preferred Stock.

Holders of Series G Preferred Stock may convert all or any of such shares to the Company's common stock at any time following the 180th day following the first date of issuance. If not converted earlier by the holder, the Series G Preferred Stock shall be converted automatically on September 30, 2002. In general, the number of Series G Conversion Shares issuable on conversion of each share of Series G Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividend on such share, if any, divided by the lesser of (i) 105% of the average of the reported closing price of the Company's common stock during the fifteen consecutive trading days immediately preceding the issuance date or (ii) 80% of the closing bid price of the common stock on the five trading days before conversion.

Upon issuance, Series G Convertible Preferred Stock shall have all of the same voting rights as issued and outstanding common stock of the Company. Upon liquidation, the holders of Series G Convertible Preferred Shares shall be entitled to be paid $1,000 per share plus accrued dividends before any distribution to holders of common stock. The affirmative vote of the holders of a majority of the Series G Preferred Stock is required to approve the issuance of additional equity financing before January 1, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE B--PREFERRED STOCK--CONTINUED

The Company is obligated to file a registration statement (the "Series G Registration Statement") covering the resale of the shares of Common Stock issuable on conversion of the Series G Preferred Stock (the "Series G Conversion Shares") and to use its best efforts to cause the Series G Registration Statement to become effective. In the event of a Registration Default (as defined below), then the Company shall pay as liquidated damages to each holder of Series G Preferred Stock an amount equal to 1% of the liquidation preference of the Series G Preferred Stock for the first 30 day period after the expiration of 180 days after the First Closing (or pro rata portion thereof) and 2% of the liquidation preference of the Series G Preferred Stock for each 30 day period thereafter (or pro rata portion thereof) that there continues to be a Registration Default, in cash ratably according to the number of Series G Preferred Stock held by each holder, immediately payable following the occurrence of such Registration Default. A "Registration Default" means if (i) the Series G Registration Statement has not been declared effective within 180 days from the First Closing, (ii) within the first 30 days following the 180th day after the First Closing, the Company postpones the filing of the Series G Registration Statement or allows such Series G Registration Statement not be usable for a reasonable period of time, but not in excess of 90 days, or (iii) the Series G Registration Statement is filed and declared effective but shall thereafter cease to be effective (without being succeeded immediately by an additional registration statement filed and declared effective) for a period of time exceeding 45 days in the aggregate per year. The Company has not yet filed the Series G Registration Statement and anticipates that a Registration Default will occur. Should a default occur, the penalty will be $30,000 for the first
30 days after default and $60,000 per month thereafter until cured.

During 1997, the Company issued 3,000 Series G shares at $920 per share.

The Class A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock, the Series E Preferred Stock, the Series F Preferred Stock and the Series G Preferred Stock are all equal in rank with respect to the payment of dividends and the distribution of assets upon liquidation of the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE C--ACQUISITION OF WJA ASSETS --CONTINUED

On November 25, 1996, the Company entered into an agreement with WJA and Florida Gaming Centers, Inc. a wholly-owned subsidiary of the Company (the "Subsidiary"), pursuant to which the Subsidiary agreed to acquire the WJA Frontons for the cancellation of the above-described notes and the assumption of certain liabilities. (See details below.) The acquisition was consummated as of December 31, 1996 for accounting purposes. The WJA Frontons acquired have been combined with the Fort Pierce Fronton into a new Subsidiary.

The profit sharing arrangement is based on the Subsidiary's net profits from Jai Alai operations as defined, before income taxes. The Company will pay WJA 20% of the defined cumulative net profits of the Subsidiary for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per year cap described below. The cumulative $1,000,000 cap is equal to the product of $1,000,000 multiplied by the number of years in the ten-year period completed, minus the sum of all amounts previously paid under the 20% profit sharing arrangement. In addition, if the Subsidiary has net profits in any calendar year during the ten-year period in excess of $5,000,000, but does not receive a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, the Subsidiary shall pay WJA 5% of the portion of the net profits on which the 20% payment is not made. No net profit payments will be due for any year after the ten year period. If during the ten year period, the Subsidiary disposes of any of its significant assets or operations, then WJA would be entitled to receive an amount equal to ten percent of the Subsidiary's gain, if any, on the disposition. No net profit payments were due for 1997.

Two principals of WJA, also entered into consulting arrangements with the Subsidiary. One principal entered into a ten-year consulting agreement with the Subsidiary, with annual compensation of $100,000 during the first five years of the agreement and annual compensation of $50,000 during the second five years of the agreement. The other principal entered into a five-year consulting agreement with the Subsidiary, with annual compensation of $240,000, plus certain benefits. These two individuals were also granted stock options on the Company's stock with a fair value of $150,298. (See Note D). Subsequent to December 31, 1997 a lawsuit was filed against the Company seeking collection of amounts due under these agreements. (See Note I.)

During 1997, the Company discontinued the required payments under the above consulting agreements because of its working capital deficiencies. Delinquent payments totaling $96,000 are included in the accompanying balance sheet as accrued expenses. Management intends to fulfill its contractual obligations under these agreements as working capital becomes available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE C--ACQUISITION OF WJA ASSETS --CONTINUED

A summary of the WJA assets acquired and consideration therefor is as follows:

                                                                    Allocated
  Assets Acquired                                                     Amount
  ---------------                                                  -----------

 Jai Alai Frontons in Miami, Tampa, and Ocala, Florida..........   $17,428,059
 Cash...........................................................       381,997
 Notes receivable...............................................       167,934
 Inventory......................................................       134,974
 Other assets...................................................       308,279
                                                                   -----------
                                                                   $18,421,243
                                                                   -----------
                                                                   -----------

Management allocated the purchase price to the basis of the assets acquired based on available appraisals or other fair value information.

 Consideration paid                                                       Amount
 ------------------                                                     -----------

 Cancellation of notes and interest receivable from WJA at Company
   carrying value....................................................   $14,692,298
 Accounts payable and other accrued expenses assumed.................     3,078,647
 Assumption of Wheeler-Phoenix note (See Note I).....................       500,000
 Fair value of stock options issued..................................       150,298
                                                                        -----------
                                                                        $18,421,243
                                                                        -----------
                                                                        -----------

The three jai alai frontons had a loss from operations in 1996 of $127,000. Interest expense and compensation of officers and directors of the three frontons totaling $2,596,000 is not included in this amount.

NOTE D--STOCK OPTIONS

The Company has various non-qualified and incentive stock option plans and agreements which grant options with Board approval to employees, officers and directors. Under each plan or agreement, the exercise price for each option granted must be at least 100% of the fair market value of the Company's common stock on the date the option is granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE D--STOCK OPTIONS --CONTINUED

Under a Stock Purchase Agreement, dated March 31, 1993 Florida Gaming granted Freedom options to purchase 2,030,000 shares of Common Stock at an exercise price of $1.25 per share, exercisable at any time prior to the fifth anniversary of the closing. Reference is made to Note H for details of certain options exercised by Freedom during 1994 and 1997. Freedom continues to hold options for 905,000 shares at $1.25 per share at December 31, 1997 which expire March 31, 1998.

The Company's 1994 Stock option plans provide options on up to 150,000 common shares to Directors and options on up to 75,000 shares to employees.

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

The Company's 1996 Stock option plan provides options on up to 100,000 common shares to the Company's officers.

During 1997, the Company granted stock options to its directors for up to 350,000 shares of its common stock pursuant to a plan approved by the Board providing options for up to 10,000 shares for each year of service as a director of the Company. The Company also awarded stock options for 60,000 shares to certain key employees during 1997. The above options have an average exercise price at or above the market price at the date of grant. The options are not exercisable for a period of one year from the date of grant and expire in five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE D--STOCK OPTIONS -CONTINUED

Warrants for the purchase of 150,000 shares of the Company's common stock were also issued during 1997 to an organization utilized by the Company to locate capital funding sources to purchase its preferred stock. The exercise price is 110% of the quoted price of the Company's stock at date of grant or $4.18 per share. These warrants are vested immediately and expire in five years. The warrants had a fair value of $1.49 each at the date of issue or a total of $223,222. This amount has been charged to Other Expense in the accompanying 1997 Statement of Operations. A summary of the Company's current stock-based compensation arrangements is as follows:

                                     At January 1, 1996
                          ---------------------------------------------
                          Number of Options       Weighted Average
                                                   Exercise Price

        1993 Plans              84,250                 $2.50
        1994 Plans             250,000                 $6.20
        1995 Plans             344,000                 $5.46


                                      At December 31, 1996
                          ---------------------------------------------
                          Number of Options       Weighted Average
                                                   Exercise Price

        1993 Plans              84,250                  $2.50
        1994 Plans             250,000                  $6.20
        1995 Plans             344,000                  $5.46
        1996 Plans             100,000                  $6.31


                                    At December 31, 1997
                          ------------------------------------------
                          Number of Options       Weighted Average
                                                   Exercise Price

        1994 Plans             225,000                  $5.63
        1995 Plans             344,000                  $5.46
        1996 Plans             100,000                  $6.31
        1997 Plans             410,000                  $5.65



                           Expiration      Weighted Average Grant
                              Year             Date Fair Value
                      ------------------- -------------------------
        1994 Plans            1999                 $2.34
        1995 Plans            2000                 $2.06
        1996 Plans            2001                 $2.38
        1997 Plans            2002                 $2.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE D--STOCK OPTIONS --CONTINUED

No options from the above compensation plans were exercised or forfeited in either 1997 or 1996. The fair value of the options was determined using the Black-Scholes option pricing model. The assumptions used during 1997 and 1996 to value the Company's stock options were as follows:

        Risk-free rate of return               6.000%
        Expected forfeitures                   None
        Expected volatility                    30.00%
        Expected dividends                     None

No compensation cost was recognized during 1997 or 1996 for stock options issued to employees and directors. Had the Company accounted for stock options issued using the fair value method (FASB 123), the Company's compensation expense would have been increased by $908,011 and $238,362, respectively. Additionally, basic loss per share would have increased by $(.18) and $(.07) in 1997 and 1996, respectively. The fair value of stock options granted in connection with the Company's acquisition of the Jai Alai facilities described in Note C was $150,298. Such amount is included in the basis of the assets acquired and in capital in excess of par value in the accompanying 1997 and1996 balance sheets.

NOTE E--INCOME TAXES

At December 31, 1997, the Company had tax net operating loss (NOL) carryforwards of approximately $14,000,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2013. However, $9,000,000 of the Company's NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $95,000 per fiscal year under Section 382 of the IRC because Freedom's stock purchase discussed in Note D was considered a change in ownership under the "deemed exercise rule" of IRC Section 382. As a result, only the net operating losses attributable to the period after the "change in ownership" (approximately $5,000,000) are not subject to the Section 382 limitation.

The Company has unused general business tax credits of approximately $137,000 to offset any future tax liabilities of the Company. These credits expire at various dates through the year 2001. Any deferred tax assets arising from differences from taxable income and financial reporting income are deemed to be offset by an allowance in an equal amount due to the uncertainty of future taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE F--RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching. The Company's costs for matching employee contributions totalled $139,800 and $20,840 during 1997 and 1996, respectively.

NOTE G--RELATED PARTY TRANSACTIONS

Reference is made to Note K for details pertaining to the Company's credit facility with Freedom Financial Corporation, a closely-held corporation owned substantially by the Company's Chairman.

In addition to loans made to Freedom under the credit facility described in Note K, the Company provided working capital advances to Freedom and made payments to third parties on Freedom's behalf throughout 1997. These third party payments comprised transfers totaling approximately $582,000 to Freedom's brokerage margin account, which funds were used by Freedom to cover "margin calls" made by the brokerage as the value of Freedom's collateral in the margin account decreased in value. The collateral included Florida Gaming common stock acquired by Freedom during 1997 pursuant to its exercise of options. The Company also advanced approximately $118,000 directly to Freedom through this open account during the year. Freedom made payments to the Company during 1997 totaling $259,500 as a reimbursement of these advances and also incurred expenses on behalf of the Company totaling approximately $207,500 which were likewise credited to Freedom's open account. The remaining balance in the open account of $233,034 is included in the accompanying 1997 balance sheet as a non-current advance to a related party. Management expects the receivable to be extinguished by the return from Freedom of an equivalent value of the Company's Series F Preferred Stock obtained by Freedom in connection with its sale of real estate to the Company as described in Note M. Florida Gaming further provides a guarantee of Freedom's indebtedness under its brokerage margin account. The Company's legal counsel has advised the Board of Directors that up to 125,000 shares of its common stock issued to Freedom pursuant to the exercise of its options may be invalid because the funding of the purchase involved funds drawn from Freedom's margin account at about the time of the Company's advances to that same margin account with respect to these particular shares. A rescission of the option exercise would require the Company to return up to $156,250 or $1.25 per share (the option price).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE G--RELATED PARTY TRANSACTIONS --CONTINUED

Reference is made to Note D for information relating to Freedom's stock options with respect to the Company's common stock and the exercise of a portion of those options during 1997. Additional information can be found in Note D pertaining to compensating stock option arrangements between the Company and its Directors.

Reference is made to Note M for details of the Company's purchase of certain real estate from Freedom.

During 1996, the Board of Directors established the Chairman's annual salary at $360,000, payable monthly. The Chairman had previously received no salary. During 1997, the Chairman received 8 monthly payments of $30,000 consistent with the Board's directive. In September, 1997, the Company discontinued the salary payments to the Chairman and began paying $30,000 per month to Freedom Financial Corporation in lieu of the salary. No written employment or consulting agreement exists between the Company and Freedom.

NOTE H--COMMITMENTS AND CONTINGENCIES

Casino America: On October 4, 1994, the Company entered into a letter of intent (the "Letter of Intent") with Casino America, Inc. ("Casino America") to form a joint venture (the "Joint Venture") to build and operate a casino at its Ft. Pierce Fronton ("the Fronton"). Casino America owns and operates three riverboat and dockside casinos located in Mississippi and Louisiana. If the Joint Venture is formed before passage of an amendment to the Florida Constitution to permit casino gaming at the Fronton, the Company will contribute its interest in the Fronton to the Joint Venture with a credit to its joint venture capital account of $5,000,000. Casino America will contribute up to $2,500,000, as needed, to construct a 100,000 square foot indoor facility suitable for a casino or flea market. If casino gaming is not permitted in Florida by 2000, Casino America has a continuing option to convert the money contributed to the Joint Venture to a promissory note from the Joint Venture payable in equal payments over a ten year period with interest at 8% per annum. If casino gaming is permitted at the Fronton by 2000, the value of the assets contributed by the Company to the Joint Venture will be adjusted to increase the Company's capital account up to $22,500,000. Casino America would fund its capital account on an as needed basis up to $22,500,000. All profits and losses of the Joint Venture will be allocated between the partners based upon capital accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE H--COMMITMENTS AND CONTINGENCIES -CONTINUED

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

Freedom Financial Corporation has informed the Company that Casino America has purchased 22,500 shares of Freedom's 7% Series AA Mandatorily Redeemable Preferred Stock (the "Series AA Stock"). The Series AA Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and possible passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Series AA Stock is convertible into a minimum of 150,000 shares and a maximum of 300,000 shares of the Common Stock. Casino America is the sole holder of Series AA Stock. On October 12, 1994, Freedom purchased 300,000 shares of Common Stock from the Company by partial exercise of its option to purchase up to 1,630,000 shares (at that date) of the Company's Common Stock at an exercise price of $1.25 per share. In 1997, Freedom purchased an additional 425,000 shares of common stock pursuant to the same option. In addition to its remaining option to purchase 905,000 shares of the Company's Common Stock, (which expires on March 31, 1998) Freedom now owns directly 1,765,400 shares of the Company's 5,620,060 shares of issued and outstanding Common Stock. (See Note D.)

Registration Rights: The Company has committed upon certain terms and conditions, to register for resale, certain shares held by other parties, allowing those shares to be publicly traded. The Company may not be able to comply with those commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE H--COMMITMENTS AND CONTINGENCIES --CONTINUED

Leases: The Company rents totalizator (Autotote) and other equipment under leases which expire at various dates through 2001. The totalizator leases require a minimum annual rental plus contingent rentals based on a percentage of the handle in excess of the minimum annual rental. Total totalizator and other equipment rental expense under operating leases for the years ended December 31, 1997 and 1996 was approximately $824,262 and $294,000, respectively. The remaining minimum lease commitments under all operating leases at December 31, 1997, including those obligations assumed in connection with the Company's acquisition of certain WJA assets (see Note C), are as follows:

                                                  Minimum
                   Year                        Annual Rental
                   ----                      -----------------
                   1998...................         $   875,000
                   1999...................             525,000
                   2000...................             125,000
                   2001...................             125,000
                                             -----------------
                                                    $1,650,000
                                             -----------------
                                             -----------------

Stock Appreciation Guarantees: In connection with the purchase of certain real estate described in Note J, the Company issued 47,336 shares of its $.10 par value common stock having a quoted market value of $3.10 on the date of issue. Certain relevant provisions of the real estate purchase agreement included the Company's guarantee of the appreciation in value of such stock as follows:

- If the seller held the stock for at least three years from the date of closing, (the "$10.00 Guaranty Date") the market value of the stock at the end of the three year period will be at least $10.00 per share.

- For the purpose of the agreement, the price per share on the $10.00 Guaranty Date shall be the over the counter bid price, ("Market Value"). On the $10.00 Guaranty Date, Seller shall request in writing to the Company to reimburse Seller for the difference between the market value of the shares and the guaranteed price. Seller shall remit with said request evidence that Seller is still in ownership and possession of said stock. The Company shall pay the difference to Seller within ninety (90) days from receipt of Seller's request.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE H--COMMITMENTS AND CONTINGENCIES --CONTINUED

In addition to the Company's guarantee, Freedom Financial Corporation provided a similar guarantee as a further inducement to the seller of the real estate. Based on the closing price of the Company's common stock at the end of the three year period in 1997 ($3.00), a payment of $284,016 is due under the guarantee. This amount is included as an accrued expense in the accompanying 1997 balance sheet. Of this amount, $217,000 was recorded as additional purchase price of the subject real estate with the difference ($67,000) charged to interest expense based on the time value of the money paid over the three years. The seller has made a demand for payment under this agreement but the Company has been unable to fulfill its obligations due to its working capital deficiencies.

Other Commitments: Reference is made to Notes C and L for details of other Company commitments.

Litigation Costs: In addition to legal fees incurred in the normal course of the Company's business activities, during 1997 and 1996 the Company paid approximately $83,000 and $107,000, respectively for settlement costs and legal fees associated with various lawsuits. Such costs are included in Professional Fees in the accompanying Statements of Operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE H--COMMITMENTS AND CONTINGENCIES -CONTINUED

Summer Jai Alai: The Company is a partner in "The Summer Jai Alai Partnership" or "SJA" and operates certain live Jai Alai dates annually on behalf of the partnership. The partnership was formed in 1980 pursuant to an Operator's Agreement and Fronton Lease. The 1996 summer season resulted in an operating loss and the Company made demand upon its partners for their respective shares of the losses and to fund a "money bank " and "operations bank" for SJA's 1997 summer season. Neither request was honored and as a result, the Company filed suit against the partnership to collect on the 1996 losses on July 20, 1997. This lawsuit was amended on February 20, 1998 seeking damages from the partners for breaching the Operator's Agreement and Fronton Lease. The Company has declared the partnership terminated and is currently winding up the partnership's affairs. Because the 1997 SJA summer season resulted in an additional loss, the Company intends to further amend its complaint to include its partners' share of that loss, once the annual independent audit of the partnership is completed. At December 31, 1997, the Company is carrying an account receivable from its SJA partners of $468,372. The Company believes its lawsuit will be successful and the partners will be required to contribute their respective shares of the balance due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE I--LONG-TERM DEBT

The Company's long-term debt comprised the following at December 31, 1997 and 1996:

                                                      December 31, 1997              December 31, 1996
                                                      -----------------              -----------------
                                                   Current       Long-Term        Current       Long-Term
                                                   -------       ---------        -------       ---------
S>
Mortgage note dated September 30, 1994
secured by 18.584 acres in St. Lucie
County, Florida (Graham Road); payable
in monthly installments of $2,042
including interest at 10% per annum
through August 30, 1997 with a balloon
payment of $172,888, including interest,
due on September 30, 1997......................                                   $  175,606            -0-



Mortgage note dated June 17, 1994
secured by real estate located in St.
Lucie County; payable in monthly
installments of $425 including interest
at 8% per annum through June 17, 2004..........    $    3,151    $   22,605            2,909    $   25,524

Mortgage noted dated January 3, 1995
secured by real estate located in St.
Lucie county; payable in monthly
installments of $1,980 including
interest at 9.5% per annum through
December 3, 1999 with a balloon payment
of $226,774, plus interest, due on
January 3, 2000................................         1,913       228,877            1,741       230,790

Mortgage note dated January 3, 1995
secured by real estate located in St.
Lucie county; payable in monthly
installments of $2,079 including
interest at 9.5% per annum through
December 3, 1999 with a balloon payment
of $238,113, plus interest due on
January 3, 2000................................         2,009       288,112           24,952       315,404

Mortgage note dated January 31, 1995
secured by real estate located in St.
Lucie county; payable as follows: $2,655
monthly at 8% per annum through February
1, 1996; $4,548 monthly at 9% per annum
from March 1, 1996 through February 1,
1998; $4,017 monthly at 9.5% or prime
rate plus 2% (whichever is greater) per
annum from March 1, 1998 through
February 1, 2000; a balloon payment of
approximately $277,958, plus nterest,
due on February 1, 2000........................        27,293       288,112           24,952       315,404


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE I--LONG-TERM DEBT--CONTINUED

                                                      December 31, 1997              December 31, 1996
                                                      -----------------              -----------------
                                                   Current       Long-Term        Current       Long-Term
                                                   -------       ---------        -------       ---------
S>

A non-interest bearing note payable
dated September 12, 1996 unsecured;
payable in quarterly installments based
on net cash flow calculations computed
by the note maker (Florida Gaming
Corporation) at the end of each quarter;
note maker has no obligation to pay
principal under the note except to the
extent of an undivided fifty percent
(50%) of all collections in excess of
$12,000,000 United States dollars in
respect of the WJA (World Jai Alai)
notes..........................................           -0-    $1,000,000              -0-    $1,000,000

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
installment in the amount of all
principal then outstanding plus interest
on September 12, 1998 at prime rate per annum.
(In default)...................................    $5,317,936           -0-       $1,166,667     4,833,333

Note payable to Wheeler-Phoenix, Inc.,
assumed in connection with the
acquisition of assets described in Note
C; payable in 10 annual installments
plus interest at 6%. (In default)                     500,000           -0-           50,000       450,000

Note payable dated July 7, 1993 secured
by investment real estate in Walton
County, Georgia; interest payable in
monthly installments at an adjusted
monthly rate of prime plus 1 point
through September 23, 1998.....................       493,079           -0-              -0-           -0-

Mortgage note dated June 30, 1997
secured by second mortgage in investment
real estate in Walton County, Georgia;
payable on December 31, 1997; interest
is payable at prime + .25%.....................       500,000           -0-              -0-           -0-
                                                   ----------    ----------       ----------    ----------
                                                   $6,845,381    $1,779,915       $1,423,703    $7,095,289
                                                   ----------    ----------       ----------    ----------
                                                   ----------    ----------       ----------    ----------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE I--LONG-TERM DEBT--CONTINUED

The approximate maturities of the Company's long-term debt for the five years subsequent to December 31, 1997 are as follows: 1998--$7,445,381;
1999--$137,576; 2000--$601,235; 2001--$139,718; 2002--$143,401;
thereafter--$157,985.

The Company is in default for non-payment of its mortgage note dated September 12, 1996 which was issued in connection with the acquisition of its Tampa, Miami and Ocala Jai Alai facilities. The note, which is secured by substantially all of the Company's real estate utilized in its Jai Alai operations, had a balance of $5,317,936 at December 31, 1997. Payments totaling approximately $638,000 were delinquent at December 31, 1997. The note, which matures September 12, 1998, if not accelerated by the lender prior to that date, provides for a 5% increase in interest rate should payments become delinquent. At December 31, 1997 the resulting interest rate was 13.5%. The Company is also in default of its note payable to Wheeler-Phoenix, Inc. The note had a remaining balance of $500,000 at December 31, 1997 and on January 28, 1998, the lender submitted a demand for payment of the entire balance. The note was originally due in 10 annual installments. Subsequent to December 31, 1997, a lawsuit was filed against the Company seeking collection of amounts due under the Wheeler-Phoenix note payable and related consulting agreements. (See Note C.)

NOTE J--PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprise the following:

                                                     December 31,
                                           ----------------------------------
                                                1997               1996
                                           ----------------   ---------------
  Land (undeveloped)...................    $  1,617,495       $  1,617,495
  Land (improved)......................      10,833,894          9,840,000
  Buildings and improvements...........      11,313,654          9,597,450
  Equipment furniture and fixtures.....       2,050,360          1,663,669
  Vehicles.............................          85,910             59,851
  Less accumulated depreciation........      (1,188,054)          (528,700)
                                           -------------      -------------
                                           $ 24,713,259       $ 22,249,765
                                           -------------      -------------
                                           -------------      -------------

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE K--NOTES RECEIVABLE

Included in notes receivable in the accompanying 1996 balance sheet is a note comprising a line of credit granted to Freedom Financial Corporation on December 15, 1995. The balance of such line was $1,796,860 at December 31, 1996. The credit facility, which was secured by refundable income taxes and real estate owned by Freedom, was due on demand and bore interest at 2% above prime. Interest receivable on this line of credit totaled $119,348 at December 31, 1996. Freedom paid no interest to the Company during 1996. Freedom Financial is owned substantially by the Company's Chairman. As described in Note M, the Company canceled this line as part of the acquisition of Tara Club Estates from Freedom Financial Corporation in 1997.

As described in Note C, during 1996 the Company acquired certain notes of WJA with a face value of approximately $20,000,000. These notes were ultimately canceled by the Company in exchange for substantially all of the assets of WJA. The Company accrued interest income of $1,101,087 on these notes from their date of acquisition to their date of cancellation.

NOTE L--GAMING VENTURE INVESTMENTS

During 1995, the Company entered into several arrangements with different Native American Tribes to explore possible opportunities for gaming ventures. The arrangements generally provided the Company the right to receive compensation from the Tribe's share of the potential gaming profits for supplying the management services and/or financing necessary for the construction and operation of the gaming facilities. The Company's commitment to provide construction financing and working capital was contingent upon the Tribes' procurement of judicial or regulatory approval to operate a gaming venture. Recovery of these funds under the "loan" agreement was contingent upon such agreement becoming effective after the Tribe receives judicial approval to establish the intended gaming operation. The Tribe has not been able to obtain the necessary regulatory or judicial approval to operate the contemplated gaming ventures. The financing agreement, which expired on June 30, 1997, resulted in Company advances to the tribe totaling $356,193 at December 31, 1996. These advances, less the $34,000 reserve provided in 1996, were carried as an investment on the accompanying 1996 balance sheet. Management has provided a reserve of $322,193 against the remaining investment to reflect its diminished expectation of success of this venture in the short-term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE M--REAL ESTATE DEVELOPMENT

On November 26, 1997, Florida Gaming Corporation (the "Company") acquired substantially all of the assets of Interstate Capital Corporation (ICC), a wholly-owned subsidiary of Freedom Financial Corporation (Freedom). The assets consist of certain unimproved properties and a residential real estate development called Tara Club Estates (collectively, "Tara" or the "Properties"), all of which are situated in Loganville, Walton county, Georgia. As consideration for the purchase, the Company paid ICC $6,373,265 as follows: (i) the Company issued to ICC 2,084 shares of Series F 8% Convertible Preferred Stock (the "Series F Preferred Stock") at a stated value of $1,000 per share (convertible into the Company's common stock ("Common Stock") on the basis of 296.6689 shares of the Company's Common Stock for each $1,000 of stated value of the Series F Preferred Stock), (ii) the Company assumed $1,081,102 of first mortgage promissory notes to certain lenders by the properties purchased, and
(iii) the Company canceled $3,208,163 owed by Freedom to the Company.

The Company accounted for the acquisition of ICC's assets using the purchase method of accounting. The total purchase price was $6,373,265 comprising the above indebtedness cancellation, debt assumption and preferred stock. In accordance with generally accepted accounting principles, the purchase price was allocated to the assets acquired based on their fair value at the date of acquisition. Management estimated fair value using available appraisals or other cost information with respect to the individual assets.

The proforma results of operations of Florida Gaming combined with the Tara operating entity for the years ended December 31, 1997 and 1996 are as follows:

                                              1997                 1996
                                        ------------------    ----------------
Proforma revenue.....................        $ 21,854,906          $3,930,534
Proforma net loss....................        $(4,136,701)          $(939,329)
Proforma basic loss per share........        $      (.81)          $    (.27)

The Company's real estate development activities will comprise a separate segment of its operations. Because the development was acquired in late 1997, the Company had virtually no income or expenses attributable to this segment of its business. The Company intends to engage the services of a professional real estate management and marketing company in 1998 to assist with the evaluation of the market potential, assess competitive factors in the Atlanta/Walton County market and to develop an advertising and marketing program for the sale of the developed residential and commercial lots.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE N--GOING CONCERN

The Company incurred operating losses of $4,094,243 and $519,100 for the years ended December 31, 1997 and 1996, respectively. During this period, the Company invested $18,290,000 in land, buildings and improvements in Tampa, Ocala and Miami, Florida in connection with its Jai Alai operations and $6,451,444 in partially developed residential and commercial real estate in Walton County, Georgia. The acquisition of the Tampa, Ocala and Miami facilities resulted from the Company's acceptance of these properties in lieu of foreclosure of certain notes payable issued by the owner of these facilities. Reference is made to Note C for further information pertaining to this transaction. The Walton County real estate was acquired from Freedom Financial Corporation, a related party, in a transaction which also included the cancellation of notes payable issued by Freedom to the Company. Reference is made to Note M for further information pertaining to this transaction. During 1997, the Company also expended $2,390,000 to remodel and convert parts of its Miami and Tampa Jai Alai facilities to accommodate "Card Rooms."

In addition to the Company's significant investment in real estate and non-earning assets, the Company advanced funds to Freedom during 1997 totaling $1,524,989. This receivable was partially cancelled in connection with the Company's acquisition of the Freedom's Georgia property. The Company also continued to fund the operating losses of the "Summer Jai Alai" partnership during this period resulting in an account receivable from the partnership totaling $468,000 at December 31, 1997. Although the Company expects to collect this receivable, the timing of such collection is not determinable at this time. (See Note H.)

The Company's working capital position has deteriorated significantly during 1997. This deterioration was caused by its losses from operations, its expenditures to fund the "Card Room" remodeling and operating costs, the cancellation of current notes receivable from Freedom in connection with the Company's acquisition of the Georgia property and the maturity or acceleration of certain of its notes payable and other contractual obligations more fully described in Notes C, H and I. Its working capital deficit grew from $2,551,000 at December 31, 1996 to $13,262,000 at December 31, 1997. This working capital deficit has prevented the Company from meeting its current obligations to remit payroll taxes withheld from employee pay, to pay property taxes on its real estate for calendar years 1996 and 1997, and to remit to the State of Florida unclaimed winnings which were to be escheated in August, 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

December 31, 1997 and 1996


NOTE N--GOING CONCERN -CONTINUED

Further, as discussed in Note B, the Company anticipates a default with respect to its Series G Preferred Stock and certain vendors have placed the Company on a COD basis for future purchases. At December 31, 1997, the Company's more significant delinquent payments were as follows:



Payroll taxes withheld and employer matching.............    $   378,000
Real estate taxes for 1997 and 1996......................      1,027,000
Unclaimed winnings due to Florida........................        109,000
Payments due on consulting agreements (Note C)...........         96,000
Payments due on stock appreciation guarantees (Note H)...        284,000
Payments due on notes payable (Note I)...................        638,000
                                                          ---------------

                                                              $2,532,000

                                                          ===============

During 1997, the Company funded much of its working capital needs through the sale of its Preferred Stock. Approximately $5,500,000 in capital was raised in connection with these stock sales. The Company's continued ability to operate is dependent on its ability to either refinance its existing debt, liquidate significant non-earning assets or raise additional capital. Management believes the Company's most likely source of liquidity will be the sale of one or more of its Jai Alai facilities. To that end, management is actively negotiating the sale of one such facility and intends to close the transaction in 1998. There can be no assurance that this sale or any other will occur at a time or in a manner that allows the Company to continue its operations in its present form.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                       PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

     The following table sets forth certain information concerning the Company's executive officers and directors as of March 26, 1998:


                                                            Director or
                                                            Executive
                                                            Officer
Name                     Age  Position With The Company      Since
                         ---  -------------------------     -----------
W. Bennett Collett       65   Chief Executive Officer            1993
                              and Chairman

Robert L. Hurd           58   President and Director             1993
W. Bennett Collett,      42   Executive Vice President,          1993
  Jr.                         Secretary and Director

Timothy L. Hensley       42   Executive Vice President,          1993
                              Treasurer, Chief Financial
                              Officer and Director

Gary E. Bowman           46   Director                           1994

George W.
  Galloway, Jr.          64   Director                           1994

Roland M. Howell         82   Director                           1995


     W. Bennett Collett has served as Chairman of the Board, Chief Executive Officer and a director of Freedom since its formation in 1985. In addition to its interest in the Company, Freedom's interests include Interstate Capital Corporation, a wholly owned subsidiary with real estate holdings in Loganville, Georgia. Mr. Collett serves as chief executive officer of each of Freedom's subsidiaries. Freedom was a bank holding company until January 1988, at which point it sold its banking subsidiaries.
Mr. Collett has served as President and as a director of Freedom Holding, Inc. ("Holding") since its formation in December 1992. Holding's sole business currently is to hold shares of Freedom. Mr. Collett has served as Chairman and Chief Executive Officer of FHC Corporation ("FHC") since its formation in July 1997. FHC's sole business currently is to hold shares of Holding. Mr. Collett has been involved in the management of banking and financial service companies for over 25 years, having been a principal of ten commercial banks. For 14 years, Mr. Collett was a principal shareholder and chief executive officer of various banks and finance companies in Alabama, Arkansas, Georgia, and Missouri ranging in asset size from $1,000,000 to $250,000,000.

     Robert L. Hurd has served as President and a director of Freedom since July 1991. Mr. Hurd has served as President and as a director of FHC since its formation in July 1997. Since February 13, 1995 Mr. Hurd has served as President and Chairman of General Health Care Corporation, a New Jersey based company in the health care apparel business. Since March 1992, he has served as President and Chief Executive Officer of International Barrier Corporation, a company formerly engaged in the manufacture of metal highway barriers and currently the holder of several highway barrier patents. From 1987 until 1991, Mr. Hurd was President and Chairman of Pacific Press & Shear, Inc., a hydraulic press and shear manufacturer.

     W. Bennett Collett, Jr. served as President of Freedom from 1988 to 1989; since August 1989, Mr. Collett has served Freedom as Executive Vice President. He has been a director of Freedom since its formation in 1985. He presently serves as Secretary and Treasurer of Holding. Mr. Collett has served as Executive Vice President, Secretary and as a director of FHC since its formation in July 1997. Mr. Collett is responsible for supervision of the Company's pari-mutuel activities (live jai-alai and ITW). Mr. Collett was appointed to the Company's Board of Directors on August 9, 1994. W. Bennett Collett, Jr. is the son of W. Bennett Collett.

     Timothy L. Hensley has served Freedom since its formation in 1985 in various capacities, including as President, Executive Vice President and Treasurer and a director; he has served as Executive

Vice President since 1988. Mr. Hensley was appointed to the Company's Board of Directors on February 27, 1997. Mr. Hensley has served as Executive Vice President, Treasurer and Chief Financial Officer of FHC since its formation in July 1997.

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

     To the Company's knowledge, based solely on a review of the copies of such reports and certain representations furnished to the Company, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

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

Item 10.  Executive Compensation

     The following table sets forth all cash compensation paid by the Company for the fiscal years ended December 31, 1997, 1996, and 1995, to W. Bennett Collett, the Company's chief executive officer on December 31, 1997 and to the Company's executive officers who received total salary and bonus compensation in excess of $100,000 during 1997. As set forth in the table, Mr. Collett received no cash compensation from the Company from the time he began service as an executive officer on March 31, 1993 through December 31, 1995.

                              Summary Compensation Table


                                        Annual         Long Term
                                        Compens.        Compens.
                                       ---------       ----------
     Name and Principal       Fiscal                   Options/       All Other
          Position             Year     Salary         SARS (#)     Compensation
     ------------------       ------   ---------       ----------   ------------
W. Bennett Collett            1997      $237,000       165,000         $ - 0 -
 Chairman of the Board and    1996       390,000         - 0 -           - 0 -
 Chief Executive Officer      1995        - 0 -        300,000           - 0 -

W. Bennett Collett, Jr.       1997      $165,000        40,000         $ - 0 -
  Executive Vice President    1996        97,000       100,000           - 0 -
  and Director                1995        84,000         - 0 -           - 0 -

Timothy L. Hensley            1997      $110,208        25,000         $ - 0 -
  Executive Vice President,   1996        80,462         - 0 -           - 0 -
  CFO and Director            1995        70,650         - 0 -           - 0 -


Stock Option Grants

                             Option Grants in Fiscal 1997


                    Number of      % of Total Options
                    Securities        Granted to        Exercise
Name                Underlying        Employees &        Price     Expiration
                 Options Granted    Directors in 1997    ($/Sh)       Date
-----            ----------------   -----------------   ---------  -----------
W. Bennett          125,000(1)          30.5%            $6.625       2/27/02
Collett              40,000(1)           9.8%             6.50        2/26/02

W. Bennett           40,000(1)          9.76%            $6.50        2/26/02
Collett, Jr.

Timothy L.           25,000(2)          6.10%           $6.4375       2/27/02
Hensley


___________________________
     (1)  Options immediately exercisable upon grant.

     (2)  Options became exercisable on February 27, 1998.

        Aggregated Option Exercises in Fiscal 1997 and Year-End Option Values


                                                  Number of Securities
                                                  Underlying Unexercised Options
                                                  at Fiscal Year End (#) (1)

                         Shares Acquired        Value       Exercisable/
Name                     on Exercise (#)     Realized ($)   Unexercisable

W. Bennett Collett       - 0 -               - 0 -          490,000/-0-
W. Bennett Collett, Jr.  - 0 -               - 0 -          215,000/-0-
Timothy L. Hensley       - 0 -               - 0 -          50,000/25,000
-----------------------

     (1) Based on a per share closing price of $3.00 at December 31, 1997, none of these options were in-the-money.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of March 26, 1998 concerning each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock of the Company, and information regarding beneficial ownership of Common Stock, the Class B Common Stock of Freedom and the Common Stock of FHC by each director and executive officer, and all directors and executive officers as a group. Of the 1,652,480 shares of the Company's Common Stock currently held of record by Freedom, 1,100,000 shares have been pledged by Freedom to a bank to secure a $1,800,000 line of credit and the remaining shares have been pledged to other creditors. Freedom, Holding and FHC each may each be deemed to be a "parent" of the Company as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Holding is a wholly owned subsidiary of FHC. FHC's sole business currently is to hold shares of Holding. Holding's sole business currently is to hold shares of Freedom.


                                             THE COMPANY                      FREEDOM                    FHC CORPORATION
                                        -------------------------     -------------------------     -------------------------
Directors and                           Number of      Percent of     Number of      Percent of     Number of      Percent of
Executive Officers                      Shares(1)      Class(2)       Shares(1)      Class(3)       Shares(1)       Class(4)
------------------                      ---------      ----------     ---------      ----------     ---------      ----------

W. B. Collett........................   2,142,480(5)        34.6%     1,109,011(6)      95.0%        407.26(7)      73.5%

Robert L. Hurd.......................      66,000(8)         1.2%          ---            ---         54.3(9)        9.8%

W. B. Collett, Jr....................     215,000(10)        3.6%          ---            ---         87.94         15.9%

Timothy L. Hensley...................      75,000(11)        1.3%          ---            ---          4.79          0.9%

Roland M. Howell.....................     395,000(12)        6.9%          ---            ---           ---         ---

Gary E. Bowman.......................      55,500(13)        1.0%          ---            ---           ---         ---

George W. Galloway, Jr...............      55,000(13)        1.0%          ---            ---           ---         ---

All current directors and executive
officers as a group (7 persons)......    3,003,980(14)       44.9%     1,109,011         95.0%        554.3         100%


5% Beneficial Owners

Freedom Financial Corporation(15)....    1,652,480(16)       29.0%          N/A            N/A       N/A            N/A

BOK DPC Asset Holding
Corporation..........................      703,297           11.0%          N/A            N/A       N/A            N/A
Bank of Oklahoma Tower
P.O. Box 2300
Tulsa, Oklahoma 74192

Roland M. and Dorothy V.
  Howell.............................      395,000(12)          6.9%          N/A            N/A       N/A            N/A
Plaza Venetia; Suite 22A-B
555 N.E. 15th Street
Miami, Florida 33132

Casino America, Inc..................      369,427(17)          6.5%          N/A            N/A       N/A            N/A
711 Washington Loop
Biloxi, Mississippi  39530


------------------------------

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

(2) Based on 5,696,054 shares outstanding as of March 26, 1998. Shares of Common Stock subject to options exercisable or preferred stock convertible within 60 days are deemed outstanding for computing the percentage of class of the person holding such options or preferred stock but are not deemed outstanding for computing the percentage of class for any other person.

(3) Based on 1,167,943 shares outstanding as of March 26, 1998. Class B Common Stock is the only class of Freedom's capital stock issued and outstanding.

(4)  Based on 554.3 shares outstanding as of March 26, 1998.

(5) Includes 1,652,480 shares beneficially owned by Freedom, excluding 905,000 shares which Freedom has the right to acquire through March 31, 1998. Freedom has informed the Company that it does not intend to exercise these options. See Note 14. Mr. Collett may be deemed to beneficially own the shares held by Freedom, although he disclaims beneficial ownership of such shares. Includes 490,000 shares that Mr. Collett may purchase pursuant to exercisable options.

(6) Includes 1,109,011 shares owned by Holding. Mr. Collett may be deemed to beneficially own the shares held by Holding, although he disclaims beneficial ownership of such shares.

(7) Includes 88 shares formerly owned by Mr. Collett's former spouse that were purchased by Freedom. Under Delaware law these shares may not be voted by Freedom as a subsidiary of FHC Corporation.

(8) Includes 1,000 shares owned by the Hurd Family Partnership, L.P., of which Mr. Hurd is general partner. Includes 65,000 shares that Mr. Hurd may purchase pursuant to exercisable options.

(9) Includes 54.3 shares owned by the Hurd Family Partnership, L.P., of which Mr. Hurd is general partner.

(10) Includes 215,000 shares that may be purchased pursuant to options.

(11) Includes 75,000 shares that may be purchased pursuant to options.

(12) Of the 395,000 shares, Mr. and Mrs. Howell own 195,000 shares as joint tenants and share voting and investment power, Mr. Howell owns 55,000 shares individually (including options for 45,000 shares) and retains sole voting and investment power with respect to these shares, and Mrs. Howell owns 145,000 shares individually and retains sole voting and investment power with respect to these shares.

(13) Includes 55,000 shares that may be purchased pursuant to options.

(14) Includes 1,000,000 shares which may be acquired by all directors and executive officers as a group pursuant to options, excluding options for 905,000 shares owned by Freedom that expire March 31, 1998. See Note 5.

(15) The address of Freedom Financial Corporation, Holding, and FHC is 2669 Charlestown Road, New Albany, Indiana 47150. The business address of W. B. Collett is 1750 South Kings Highway, Fort Pierce, Florida 34945-3099.

(16) Excludes 905,000 shares which Freedom currently has the right to acquire that expire March 31, 1998. See also Note 5.

(17) Casino America, Inc. owns 27,707 shares of Freedom's 7% Series AA Mandatorily Redeemable Preferred Stock (the "Freedom Preferred Stock"). Until October 4, 1999, the Freedom Preferred Stock is convertible into 184,713 shares of the Company's Common Stock owned by Freedom if at the time of conversion Florida law permits casino style gaming at the Fronton and 369,427 shares if at the time of conversion Florida law does not permit casino style gaming at the Fronton.

Item 12.  Certain Relationships and Related Transactions

     Freedom, Holding and FHC may each be deemed to be a "parent" of the Company as such term is defined in the rules promulgated under the Exchange Act. For information with respect to the ownership of stock in Freedom, Holding and FHC, see "Item 11. Security Ownership of Certain Beneficial Owners and Management."

     On September 12, 1996, the Company consummated the purchase of notes (the "WJA Notes") of WJA Realty Limited Partnership ("WJA") from the Bank of Oklahoma, National Association ("BOK"). The WJA Notes totaled $20,728,826 (consisting of $16,887,907 principal and $3,840,919 accrued but unpaid interest), bearing interest at 9.25% on the principal and unpaid interest. The Company paid $2,000,000 in cash, issued 703,297 shares of the Company's Common Stock to BOK DPC Asset Holding Corporation, a wholly owned subsidiary of BOK, issued a promissory note in the original principal amount of $6,000,000 (the "BOK Note") to BOK bearing interest at New York Prime Rate, and issued a $1,000,000 original principal amount non-interest bearing promissory note to BOK in payment of a contingent liability relating to certain collections by the Company in excess of $12,000,000 on account of the WJA Notes. The terms of the transaction were determined based on arm's length negotiations. The Company failed to make payments due under the BOK Note beginning in October 1997. BOK has taken the position that the applicable rate of interest under the BOK Note increases to the Applicable Prime Rate, as defined, plus 5 percent, on December 15, 1997. On March 11, 1997, the Company sold certain surplus real estate in North Miami for aggregate consideration of $487,000. From the proceeds of this sale, the Company paid BOK two delinquent payments totaling $422,175.08, thus reducing the principal balance owed to BOK to approximately $4.8 million. Although no definitive agreement has yet been reached with BOK and there can be no assurance that any agreement will be reached, the Company and BOK are in negotiations to modify the loan repayment schedule so that the Company will pay interest only until the closing of the proposed sale of the Tampa facility, at which time the Company would repay all amounts then due BOK. See "Item 7. Management's Discussion and Analysis."

     The WJA Notes were secured by real estate and improvements consisting of jai-alai and inter-track wagering facilities located at Miami, Tampa and Ocala, Florida. The Company entered into an Assets Purchase Agreement dated as of November 20, 1996 (the "Agreement") between the Company, Florida Gaming Centers, Inc. (the "Subsidiary"), and WJA, pursuant to which the Subsidiary (a wholly owned subsidiary of Company) agreed to acquire all of the tangible and intangible properties and assets owned by WJA. Upon the terms and subject to the conditions set forth in the Agreement, as of January 1, 1997, the Company acquired WJA's jai-alai and inter-track wagering facilities located in Miami, Tampa and Ocala, Florida. The assets acquired have been combined with the Company's Ft. Pierce Jai-Alai and Inter-Track Wagering operations into the Subsidiary.

     The Company and Freedom entered into a Credit Line Agreement dated October 1, 1996, whereby the Company agreed to lend Freedom up to $2,000,000 at an annual interest rate of 2% above the prime rate, partially secured by Freedom's federal tax refunds receivable totaling approximately $600,000 through and for the year ended December 31, 1994, and certain real estate in Georgia. This line of credit superseded a $1,000,000 line of credit established on December 1, 1995. Principal and interest outstanding under the Credit Line Agreement were payable upon demand by the Company; the agreement did not provide for periodic payments of principal or interest.

     Pursuant to the Asset Purchase Agreement dated as of September 24, 1997, the Company purchased from Interstate Capital Corporation ("Interstate") certain unimproved properties and a residential real estate development called Tara Club Estates (collectively, the "Properties"), all of which are situated in Loganville, Walton County, Georgia. Interstate is a wholly owned subsidiary of Freedom. As consideration for the purchase, the Company paid Interstate the sum of $6,373,265, payable as follows: (i) the Company's assumption of $1,081,102 of first mortgage promissory notes to certain lenders secured by the Properties,
(ii) the Company's issuance of 2,084 shares of Series F 8% Convertible Preferred Stock at a stated value of $1,000 per share (convertible on the basis of 296.6689 shares of the Company's common stock for each $1,000 of stated value of the Preferred Stock), and (iii) the cancellation of $3,208,163 owed by Freedom to the Company in accordance with the Credit Line Agreement and otherwise. The transaction was approved by a Committee of the Board of Directors of the Company who do not have a direct financial interest in the transaction.

     On July 10, 1997, the Company issued to an unrelated party a $1,200,000 5% Cumulative Convertible Debenture due December 31, 1998 (the "Debenture"). The Debenture provided its holder with certain demand rights after December 31, 1997 to redeem part of the Debenture under certain circumstances (the "Demand Rights"). Freedom guaranteed the Demand Rights by pledging 300,000 shares of the Company's Common Stock pursuant to a Guaranty and Stock Pledge Agreement. The Company completed its redemption of the Debenture on December 5, 1997.

     Pursuant to a Stock Purchase Agreement, on March 31, 1993, the Company issued an aggregate of 699,480 shares of Common Stock and options for 2,030,000 shares of Common Stock to Freedom. On May 1, 1997, Freedom exercised options to purchase 300,000 shares of Common Stock at an exercise price of $1.25 per share. On August 1, 1997, Freedom exercised options to purchase 25,000 shares of Common Stock at an exercise price of $1.25 per share. On August 21, 1997, Freedom exercised options to purchase 100,000 shares of Common Stock at an exercise price of $1.25 per share. Freedom used its working capital to effect these purchases. Freedom retains an option to purchase 905,000 shares at an exercise price of $1.25 per share which expires March 31, 1997; Freedom has informed the Company that it will not exercise this option.

     The Company provided working capital advances to Freedom and made payments to third parties on Freedom's behalf throughout 1997. These third party payments comprised transfers totaling approximately $582,000 to Freedom's brokerage margin account, which funds were used by Freedom to cover "margin calls" made by the brokerage as the value of Freedom's collateral in the margin account decreased in value. The collateral included Florida Gaming common stock acquired by Freedom during 1997 pursuant to its exercise of options. The Company also advanced approximately $118,000 directly to Freedom through this open account during the year. Freedom made payments to the Company during 1997 totaling $259,500 as a reimbursement of these advances and also incurred expenses on behalf of the Company totaling approximately $207,500 which were likewise credited to Freedom's open account. The remaining balance in the open account of $233,034 is included in the accompanying 1997 balance sheet as a non-current advance to a related party. Management expects the receivable to be extinguished by the return from Freedom of an equivalent amount of the Company's Series F Preferred Stock. Florida Gaming further provides a guarantee of Freedom's indebtedness under its brokerage margin account.

     During 1996, the Board of Directors established the Chairman's annual salary at $360,000, payable monthly. The Chairman had previously received no salary. During 1997, the Chairman received 8 monthly payments of $30,000 consistent with the Board's directive. In September, 1997, the Company discontinued the salary payments to the Chairman and began paying $30,000 per month to Freedom in lieu of the salary. During the first quarter of 1998, the Company has paid $33,000 per month to Freedom; the Company has made no salary payments to either Mr. Collett or Mr. Hurd during this period. No written employment or consulting agreement exists between the Company and Freedom.

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

    3.3   Certificate of Amendment to Certificates of Designations of Series B
          Preferred Stock and Series 9% AA Preferred Stock is incorporated by reference to Exhibit 3.3 of Form S-3 Registration Statement 333-10535.

    3.4   Bylaws are hereby incorporated by reference to Exhibit 3.2 of Form
          SB-2 Registration Statement No. 33-79882.

    4.1 Restated Certificate of Incorporation is hereby incorporated by reference to Exhibit 3.1 of Form SB-2 Registration Statement No.
          33-79882.

    4.2   Certificate of Designations of Series C 8% Cumulative Convertible
          Preferred Stock is hereby incorporated by reference to Exhibits 3.1 and 4.1 Current Report on Form 8-K dated December 13, 1996.

    4.3 Form of Regulation S Subscription Agreement is hereby incorporated by reference to Exhibit 4.2 Current Report on Form 8-K dated December 13,
          1996.

    4.4   Certificate of Designations of Series E 8% Cumulative Convertible
          Preferred Stock is hereby incorporated by reference to Exhibits 3.1 and 4.1 Current Report on Form 8-K dated April 4, 1997.

    4.5   Certificate of Designations of Series F 8% Cumulative Convertible
          Preferred Stock is hereby incorporated by reference to Exhibits 3.1 and 4.1 Current Report on Form 8-K dated November 26, 1997.

    4.6   Certificate of Designations of Series G 8% Cumulative and Convertible
          Preferred Stock is hereby



          incorporated by reference to Exhibits 3.2 and 4.2 Current Report on Form 8-K dated November 26, 1997.

    4.7 Form of Series G Convertible Preferred Stock Purchase Agreement is hereby incorporated by reference to Exhibit 4.3 Current Report on Form
          8-K dated November 26, 1997.

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

   10.19  Credit Line Agreement dated October 1, 1996 from Freedom
          Financial Corporation to Florida Gaming Corporation.
          Incorporated by reference to Exhibit



          10.19  to the Form 10-KSB of the Registrant for the year ended
          December 31, 1996.

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

   10.23  Deed to Secure Debt by Indenture dated March 19, 1997 between
          Freedom Financial Corporation and Florida Gaming Corporation.
          Incorporated by reference to Exhibit 10.X to the Form 10-KSB of the Registrant for the year ended December 31, 1996.

   10.24 Asset Purchase Agreement dated as of September 24, 1997, among the Registrant, Freedom Financial Corporation and Interstate
          Capital Corporation Incorporated by reference  to Exhibit 2.1 to
          Form 8-K dated September 26, 1997.

   10.25 Addendum dated as of October 9, 1997, to Asset Purchase Agreement dated as of September 24, 1997, among the Registrant, Freedom
          Financial Corporation and Interstate Capital Corporation.
          Incorporated by reference to Exhibit 2.2 to Form 8-K dated
          October 10, 1997.

   10.26  Second Addendum dated as of October 31, 1997, to Asset Purchase
          Agreement dated as of September 24, 1997, among the Registrant, Freedom Financial Corporation and Interstate Capital Corporation.
          Incorporated by reference  to Exhibit 2.3 to Form 8-K dated
          November 26, 1997.




   10.27  Agreement for Sale and Purchase of Property between Florida
          Gaming Centers, Inc., City National Bank of Florida, Trustee, and
          Monroe's Prestige Group, Inc., and Staack and Klemm, P.A., Escrow
          Agent. Incorporated by reference to Exhibit 2.4 to Form 8-K/A dated November 26, 1997.

   10.28 Stock Option Grant to W.Bennett Collet. Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended
          March 31, 1997.

   10.29  Continuing Stock Option Grant to W.Bennett Collet, Jr.
          Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 1997.

   10.30  Continuing Stock Option Grant to W.Bennett Collett.
          Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 1997.

   10.31 Continuing Stock Option Grant to Robert L. Hurd. Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended
          March 31, 1997.

   10.32 Stock Option Grant to Timothy L. Hensley. Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended
          March 31, 1997.

   10.33 Continuing Stock Option Grant to George W. Galloway, Jr. Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended
          March 31, 1997.

   10.34 Continuing Stock Option Grant to Roland M. Howell. Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended March 31, 1997.

   10.35 Continuing Stock Option Grant to Gary E. Bowman. Incorporated by reference to Quarterly Report on Form 10-QSB for the period ended
          March 31, 1997.


     27.  Financial Data Schedule

     (b)  Reports on Form 8-K.

          During the quarter ended December 31, 1997, the Company filed (i) a Form 8-K/A Current Report dated September 24, 1997, as amended, concerning Item 5, OTHER EVENTS; (ii) (i) a Form 8-K Current Report dated November 26, 1997, as amended, concerning Item 2, ACQUISITION OR DISPOSITION OF ASSETS and Item 5, OTHER EVENTS. As amended by Form 8-K/A Current Report dated November 26, 1997 and filed with the Commission on February 9, 1998, the following financial statements were filed as a part of these Form 8-K Current Reports:

     (a)  The following historical financial statements of Interstate Capital
          Corporation:

               Independent Auditors' Report.

               Interstate Capital Corporation
                 Balance Sheet as of December 31, 1996.

               Interstate Capital Corporation
                    Statement of Operations for the year ended December 31, 1996.

               Interstate Capital Corporation
                    Statement of Changes in Stockholder's Equity for the year ended December 31, 1996.

               Interstate Capital Corporation
                    Statement of Cash Flows for the year ended December 31, 1996.

               Interstate Capital Corporation
                    Notes to Financial Statements as of December 31, 1996.

     (b)  The following pro forma financial information:

               Florida Gaming Corporation and Interstate Capital
               Corporation Pro Forma Combined Balance Sheet as of September 30, 1997 (unaudited).

               Florida Gaming Corporation and Interstate Capital
               Corporation Pro Forma Combined Statements of Operations for the year ended December 31, 1996 (unaudited).

               Florida Gaming Corporation and Interstate Capital
               Corporation Pro Forma Combined Statements of Operations for the nine months ended September 30, 1997 (unaudited).

               Florida Gaming Corporation and Interstate Capital
               Corporation Notes to Pro Forma Combined Financial Statements (unaudited).

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  FLORIDA GAMING CORPORATION



Date:  March 31, 1998                             By /s/ W. Bennett Collett
                                                     ---------------------------
                                                     W. Bennett Collett
                                                      Chairman and Chief
                                                      Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/ W. Bennett Collett        Chairman of the Board         March 31, 1998
---------------------------   of Directors and
W. Bennett Collett            Chief Executive Officer
                              (Principal Executive Officer)



/s/ Timothy L. Hensley        Executive Vice President,     March 31, 1998
---------------------------   Treasurer, Chief Financial
Timothy L. Hensley            Officer, and Director
                              (Principal Financial Officer)
                              (Principal Accounting Officer)



/s/ Robert L. Hurd            President and Director        March 31, 1998
---------------------------
Robert L. Hurd


/s/ W. Bennett Collett, Jr.   Director, Executive           March 31, 1998
---------------------------   Vice President and
W. Bennett Collett, Jr.       Secretary

/s/ Gary E. Bowman            Director                      March 31, 1998
---------------------------
Gary E. Bowman



/s/ George W. Galloway, Jr.   Director                      March 31, 1998
---------------------------
George W. Galloway, Jr.


/s/ Roland M. Howell          Director                      March 31, 1998
---------------------------
Roland M. Howell