Form 10QSB
period 1998-03-31
FLORIDA GAMING CORP
filed 1998-05-15
CIK 312065

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                F O R M 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended March 31, 1998

                         Commission file number 0-9099



                          FLORIDA GAMING CORPORATION
            (Exact name of registrant as specified in its charter)


               Delaware                                59-670533
             ------------                            -------------
(State or other Jurisdiction of              (IRS Employer Identification No.)
                       Incorporation or Organization)


      3500  NW 37TH AVENUE, MIAMI, FLORIDA                     33142-0000
    ---------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip code)


 Registrant's telephone number, including area code             (305) 633-6400
                                                    ---------------------------
   Former name, former address and former fiscal year, if changed since last
                                 report    N/A
                                        ---------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
     1934 during the preceding 12 months (or for such shorter periods that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES      X               NO
                              ----------              ---------
  5,782,250   shares of the issuer's Common Stock were outstanding as of the
                  latest practicable date,    May 14, 1998  .
                                           ------------------
                Transitional Small Business Disclosure Format:

                      YES                       NO      X
                              ----------              ---------

                                FLORIDA GAMING
                                  CORPORATION

                             INDEX TO FORM 10-QSB



                                                                       PAGE NUMBER
                                                                       -----------
PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997...    3


Statements of Operations (unaudited)
Three Months ended March 31, 1998 and 1997..............................    5


Statements of Cash Flows (unaudited)
Three Months ended March 31, 1998 and 1997..............................    6

Notes to Financial Statements (unaudited)...............................    7


Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations.........................   17

PART II.  OTHER INFORMATION.............................................   23

SIGNATURES..............................................................   26

PART I.  FINANCIAL INFORMATION

ITEM 1.



                           FLORIDA GAMING CORORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                           March 31,    December 31,
  ASSETS                                                                     1998           1997
  ------                                                                 -----------    -----------
CURRENT ASSETS:
     Cash and cash equivalents  (Note 1)............................        $533,196     $1,042,110
     Accounts receivable & current portion of notes receivable (Note 6)..  1,368,054      1,174,837
     Inventory Note 2)...................................................    146,619        142,257
     Prepaid and other expense ..........................................    142,992         75,643
                                                                         -----------    -----------
             Total current assets                                          2,190,861      2,434,847

PROPERTY AND EQUIPMENT:

      Land  (Notes 2 and 7).............................................. 12,366,434     12,451,389
      Buildings and Improvements......................................... 11,359,024     11,313,654
      Furniture, fixtures and equipment..................................  2,136,370      2,136,270
                                                                         -----------    -----------
                                                                          25,861,828     25,901,313
       Less accumulated depreciation.....................................(1,414,251)     (1,188,054)
                                                                         -----------    -----------
                                                                          24,447,577     24,713,259
                                                                         -----------    -----------
REAL ESTATE  DEVELOPMENT.................................................  6,390,278      6,451,444
 OTHER ASSETS............................................................    425,837        413,819
                                                                         -----------    -----------
                                                                         $33,454,553    $34,013,369
                                                                         -----------    -----------
                                                                         -----------    -----------

  continued

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(continued)

                                                                                      March 31,           December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                    1998                 1997
-------------------------------------                                              -------------       --------------
CURRENT LIABILITIES
     Accounts payable and accrued expenses (Note 2)......................            $8,119,086        $  8,074,406
     Short-term borrowing and current portion of long-term debt..........             6,221,482           6,845,381
                                                                                  -------------       --------------
                        Total current liabilities........................            14,340,568          14,919,787

LONG-TERM LIABILITIES
     Long-term portion note payable .....................................             1,777,007           1,779,915

STOCKHOLDER'S EQUITY (See Notes 2,4,5,6 and 7):

     Class A convertible preferred stock, convertible to
     common stock; $.10 par value, 1,200,000 shares authorized,
     34,435 shares issued and outstanding at March 31,
     1998 and December 31, 1997 .........................................                 3,443               3,443

      Class B  convertible preferred stock;  convertible
      to common stock,  5,000 shares authorized; 400
      shares issued and outstanding at March 31, 1998
      and 445 shares issued  and outstanding at
      March 31, 1998 and  December 31, 1997,  respectively ..............                    40                  45

      Class C  8% cumulative convertible preferred stock,
      convertible to common stock, 5,000 shares authorized;
      100 shares issued and outstanding at March 31, 1998
      and 150 shares issued and outstanding December 31,  1997...........                    10                  15

      Class E 8% cumulative convertible preferred stock,
      2,000 shares authorized; 1,950 shares issued and
      outstanding at March 31,1998 and 2,000 shares  issued and
      outstanding in at December 31, 1997................................                   195                 200

      Class F 8% cumulative convertible preferred stock,
      2,500 shares authorized; 2,084 shares issued and
      outstanding at March 31, 1998 and December 31, 1997................                   208                 208

      Class G 5% cumulative convertible preferred stock,
      5,000 shares authorized; 5,000 shares issued and
      outstanding at March 31, 1998 and  December 31, 1997...............                   300                 300

     Common stock, $.10 par value, authorized 15,000,000 shares,
     5,696,054 issued and outstanding at March 31, 1998, and
     5,620,057 shares issued and outstanding at
     December 31, 1997...................................................               569,605             562,006


     Capital in excess of par value......................................            39,379,585          43,184,670
     Accumulated deficit.................................................           (22,616,408)        (26,437,219)
                                                                                  -------------       --------------
              Total stockholders equity..................................            17,336,978          17,313,668
                                                                                  -------------       --------------
              Total liabilities and stockholders equity..................           $33,454,553         $34,013,370
                                                                                  -------------       --------------
                                                                                  -------------       --------------

   The accompanying notes are an integral part of these financial statements.

                           FLORIDA GAMING CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     FOR THE THREE MONTHS ENDED
                                                    -----------------------------
                                                    March 31, 1998   March 31, 1997
                                                    --------------   --------------
HANDLE:
Jai-Alai.                                           $  25,724,524    $29,189,610
Inter- Track Wagering (ITW)                            16,736,017     14,690,520
                                                    --------------   --------------
    Total Pari-Mutuel Handle                           42,460,541     43,880,130
                                                    --------------   --------------
                                                    --------------   --------------

REVENUE::
Jai-Alai Mutuel Revenue, Net of
Pari-Mutuel taxes to State of Florida                $  4,224,861    $ 4,878,415
Inter-Track  Guest Commissions                          1,564,472      1,366,829
                                                    --------------   --------------
    Net Pari-Mutuel Revenue                             5,789,333      6,245,244

Card room Income
Admissions Income                                         253,416
                                                          136,326        176,775
Programs, Food, Beverage and Other                      1,338,400      1,263,897
                                                    --------------   --------------
    Total Operating Revenue                          $  7,517,475    $ 7,685,916
                                                    --------------   --------------
                                                    --------------   --------------

COSTS AND EXPENSE:
Operating                                            $  5,392,694    $ 5,134,468
General and Administrative                              2,390,918      2,410,114
                                                    --------------   --------------
    Total Costs and Expense                             7,783,612      7,544,582
                                                    --------------   --------------
    Net Income (Loss) From Operations                ($  266,137)    $   141,334
                                                    --------------   --------------

OTHER INCOME (EXPENSES)
    Interest and Other Income                             353,239         67,169
                                                    --------------   --------------
    Net Income                                          $  87,102    $   208,503
                                                    --------------   --------------
                                                    --------------   --------------
Earnings (loss) per  Common Share                           $0.02         $0.05
Earnings (loss) per  Common Share (fully diluted)        $  $0.01         $0.03
Weighted Avg. Common Shares Outstanding                 5,683,993     4,458,166





   The accompanying notes are an integral part of these financial statements.

                           FLORIDA GAMING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For the Six Months Ended
                                                                             --------------------------
                                                                             March 31,         March  31,
                                                                              1998               1997
                                                                            ----------         ----------
Cash flows from operating activities:
Net Income (loss).......................................................     $  87,102         $  208,503

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
         Depreciation and amortization..................................       246,996            218,011
         Loss on sale of assets.........................................             0                  0
         Realized gain on sale of marketable securities.................      (351,258)                 0
         Accounts receivable, net.......................................      (193,216)          (373,422)
         Prepaid expenses and other current assets......................       (67,349)           (96,989)
         Other assets...................................................       (32,373)               318
Inventories.............................................................        (4,362)            18,752
                                                                                                      -0-
        Accounts payable and accrued expenses...........................       841,826            367,329
                                                                             ----------         ----------
                 Total adjustments......................................       440,264            133,999
            Net cash provided (used) by operating activities............     $ 527,366         $  342,502

Investing activities:
            Loan  to affiliated company..................................            0           (244,892)
            Proceeds from sales of property..............................      450,613                  0
            Capital Expenditures ........................................          852           (652,943)
                                                                            ----------         ----------
            Net cash provided from (used in) investing activities........    $ 451,465         $ (897,835)

Financing activities:
            Net proceeds from borrowing/Repayment of Borrowings (Note 8).            0                  0
            Repayment of borrowings......................................     (626,807)            (6,244)
            Stockholders Equity:
            Dividends Preferred Stock, ..................................      (63,791)           448,089
                                                                             ----------         ----------
            Net cash provided (used) from financing activities...........    $(690,598)        $  441,845

NET INCREASE (DECREASE) IN CASH..........................................    $ 288,233         $ (113,488)

CASH AND EQUIVALENT AT BEGINNING OF YEAR.................................    $ 244,963         $  907,527
                                                                             ----------         ----------
CASH AND CASH EQUIVALENTS AT END OF QUARTER..............................    $ 533,196         $  794,039
                                                                             ----------         ----------
                                                                             ----------         ----------
Supplemental disclosure of cash flow information:
     Cash paid during the period for:

Interest.................................................................       62,000            153,000


   The accompanying notes are an integral part of these financial statements

FLORIDA GAMING CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 1998
(unaudited)

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

REAL ESTATE HELD FOR EXPANSION: The Company's investment in undeveloped land near its existing jai alai frontons ($1,617,495 at December 31, 1997 and March 31, 1998) is carried at cost and is included with land under property, plant and equipment in the accompanying balance sheets.

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

(3)  INCOME TAXES

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

 (4) INCOME PER COMMON SHARE

The income per common share was calculated based upon net income and the weighted average number of outstanding common shares (5,683,993 and 4,458,166 for the three months ended March 31, 1998, and 1997, respectively). Options and convertible securities were included in the computations of income per share on a fully diluted basis for the period ended March 31, 1997.

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

Weighted average equivalent shares on a fully diluted basis for the three months ended March 31, 1998 were 11,140,689 shares, consisting of 4,138,896 shares of equivalent converted Preferred Stock, 1,154,000 in options held by current and former directors and executive officers under Qualified and Nonqualified Stock Option Plans, 163,800 in warrants issued to brokers as fees in preferred stock issuances and the 5,683,993 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

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

The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration to be received by the Company upon initial issuance of each share of the Series B stock is $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. On December 15, 1995, the Board of Directors reserved 600,000 shares of the Company's common stock for issuance upon conversion of the Series B preferred stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. During 1996, the Company issued 2,300 Series B shares at $925 per share and 2,707.5 Series B shares were converted to 473,588 shares of common stock. During 1997, 1547.5 Series B shares were converted to 295,951 shares of common stock. During the first quarter of 1998, 50 Series B shares were converted to 27,270 shares of common stock, and subsequent to the first quarter on April 22, 1998 another 100 Series B shares were converted to 86,196 shares of common stock.

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

During 1996, the Company issued 550 Series C shares at $1,000 per share. During 1997, 400 Series C shares were converted to 144,518 shares of common stock. During the first quarter of 1998, 50 Series C shares were converted to 23,551 shares of common stock.

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

During 1997, the Company issued 2,000 Series E shares at $1,000 per share. During the first quarter of 1998, 50 Series E shares were converted to 25,176 shares of common stock.

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

During 1997, the Company issued 2,084 Series F shares at $1,000 per share.

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

The Company is obligated to file a registration statement (the "Series G Registration Statement") covering the resale of the shares of Common Stock issuable on conversion of the Series G Preferred Stock (the "Series G Conversion Shares") and to use its best efforts to cause the Series G Registration Statement to become effective. In the event of a Registration Default (as defined below), then the Company shall pay as liquidated damages to each holder of Series G Preferred Stock an amount equal to 1% of the liquidation preference of the Series G Preferred Stock for the first 30 day period after the expiration of 180 days after the First Closing (or pro rata portion thereof) and 2% of the liquidation preference of the Series G Preferred Stock for each 30 day period thereafter (or pro rata portion thereof) that there continues to be a Registration Default, in cash ratably according to the number of Series G Preferred Stock held by each holder, immediately payable following the occurrence of such Registration Default. A "Registration Default" means if (i) the Series G Registration Statement has not been declared effective within 180 days from the First Closing, (ii) within the first 30 days following the 180th day after the First Closing, the Company postpones the filing of the Series G Registration Statement or allows such Series G Registration Statement not be usable for a reasonable period of time, but not in excess of 90 days, or (iii) the Series G Registration Statement is filed and declared effective but shall thereafter cease to be effective (without being succeeded immediately by an additional registration statement filed and declared effective) for a period of time exceeding 45 days in the aggregate per year. The Company has not yet filed the Series G Registration Statement and anticipates that a Registration Default will occur. Should a default occur the penalty will be $30,000 for the first 30 days after default and $60,000 per month thereafter until cured.

During 1997, the Company issued 3,000 Series G shares at $1000 per share.

The Class A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock, the Series E Preferred Stock, the Series F Preferred Stock and the Series G Preferred Stock are all equal in rank with respect to the payment of dividends and the distribution of assets upon liquidation of the Company.

(6)   COMMITMENTS AND CONTINGENCIES

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

Freedom Financial Corporation has informed the Company that Casino America has purchased 22,500 shares of Freedom's 7% Series AA Mandatorily Redeemable Preferred Stock (the "Series AA Stock"). The Series AA Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and possible passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Series AA Stock is convertible into a minimum of 150,000 shares and a maximum of 300,000 shares of the Common Stock. Casino America is the sole holder of Series AA Stock. On October 12, 1994, Freedom purchased 300,000 shares of Common Stock from the Company by partial exercise of its option to purchase up to 1,630,000 shares (at that date) of the Company's Common Stock at an exercise price of $1.25 per share. In 1997, Freedom purchased an additional 425,000 shares of common stock pursuant to the same option. Freedom's remaining option to purchase 905,000 shares of the Company's Common Stock, (which expired on March 31, 1998) Freedom now owns directly 1,652,480 shares of the Company's 5,696,054 shares of issued and outstanding Common Stock as of March 31, 1998.

REGISTRATION RIGHTS: The Company has committed upon certain terms and conditions, to register for resale, certain shares held by other parties, allowing those shares to be publicly traded. The Company may not be able to comply with those commitments.

LEASES: The Company rents totalizator (Autotote) and other equipment under leases which expire at various dates through 2001. The totalizator leases require a minimum annual rental plus contingent rentals based on a percentage of the handle in excess of the minimum annual rental. Total totalizator and other equipment rental expense under operating leases for the years ended December 31, 1997 and 1996 was approximately $824,262 and $294,000, respectively. The remaining minimum lease commitments under all operating leases at December 31, 1997, including those obligations assumed in connection with the Company's acquisition of certain WJA assets are as follows:


                                                  Minimum
             Year                              Annual Rental
             ----                              -------------
             1998                               $  875,000
             1999                                  525,000
             2000                                  125,000
             2001                                  125,000
                                               -------------
                                                $1,650,000
                                               -------------
                                               -------------

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

In addition to the Company's guarantee, Freedom Financial Corporation provided a similar guarantee as a further inducement to the seller of the real estate. Based on the closing price of the Company's common stock at the end of the three year period in 1997 ($3.00), a payment of $284,016 is due under the guarantee. This amount is included as an accrued expense in the accompanying 1997 balance sheet. Of this amount, $217,000 was recorded as additional purchase price of the subject real estate with the difference ($67,000) charged to interest expense based on the time value of the money paid over the three years. The seller has made a demand for payment under this agreement but the Company has been unable to fulfill its obligations due
to its working capital deficiencies. .   The Company has also settled it the
stock guarantee payable with the seller and has executed a short- term note for $249,016 as satisfaction of this obligation.

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

(7) ACQUISITION OF WJA ASSETS

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

A summary of the WJA assets acquired and consideration therefor is as follows:

                                                               Allocated
  ASSETS ACQUIRED                                               AMOUNT
  ---------------                                             ----------
  Jai Alai Frontons in Miami, Tampa, and Ocala, Florida      $17,428,059
  Cash                                                           381,997
  Notes receivable                                               167,934
  Inventory                                                      134,974
  Other assets                                                   308,279
                                                              ----------
                                                             $18,421,243
                                                              ----------
                                                              ----------

Management allocated the purchase price to the basis of the assets acquired based on available appraisals or other fair value information.



  Consideration paid                                         Amount
  ------------------                                      -----------
  Cancellation of notes and interest receivable from
      WJA at Company carrying value                       $14,692,298
  Accounts payable and other accrued expenses assumed       3,078,647
  Assumption of Wheeler-Phoenix note (See Note I)             500,000
  Fair value of stock options issued                          150,298
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

(8) REAL ESTATE DEVELOPMENT

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

The Company's real estate development activities will comprise a separate segment of its operations. Because the development was acquired in late 1997, the Company had virtually no income or expenses attributable to this segment of its business. The Company has engaged a professional real estate management and marketing company in 1998 to assist with the evaluation of the market potential, assess competitive factors in the Atlanta/Walton County market and to develop an advertising and marketing program for the sale of the developed residential and commercial lots.

(9) RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching. The Company's costs for matching employee contributions totaled $139,800 and $20,840 during 1997 and 1996, respectively.

(10) RELATED PARTY TRANSACTIONS

Reference is made to Note 12 for details pertaining to the Company's credit facility with Freedom Financial Corporation, a closely-held corporation owned substantially by the Company's Chairman.

In addition to loans made to Freedom under the credit facility described in
Note 12, the Company provided working capital advances to Freedom and made payments to third parties on Freedom's behalf throughout 1997. These third party payments comprised transfers totaling approximately $582,000 to Freedom's brokerage margin account, which funds were used by Freedom to cover "margin calls" made by the brokerage as the value of Freedom's collateral in the margin account decreased in value. The collateral included Florida Gaming common stock acquired by Freedom during 1997 pursuant to its exercise of options. The Company also advanced approximately $118,000 directly to Freedom through this open account during the year. Freedom made payments to the Company during 1997 totaling $259,500 as a reimbursement of these advances and also incurred expenses on behalf of the Company totaling approximately $207,500 which were likewise credited to Freedom's open account. The remaining balance in the open account of $233,034 is included in the accompanying 1997 balance sheet as a non-current advance to a related party. The inter-company receivable from Freedom Financial has also been reduced to $180,000 from $233,034 at year- end 1997. Freedom expects to pay this off within the next sixty (60) days with the proceeds from an insurance settlement.

Reference is made to Note 9 for details of the Company's purchase of certain real estate from Freedom.

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

(11)  NOTES RECEIVABLE

Included in notes receivable in the accompanying 1996 balance sheet is a note comprising a line of credit granted to Freedom Financial Corporation on December 15, 1995. The balance of such line was $1,796,860 at December 31, 1996. The credit facility, which was secured by refundable income taxes and real estate owned by Freedom, was due on demand and bore interest at 2% above prime. Interest receivable on this line of credit totaled $119,348 at December 31, 1996. Freedom paid no interest to the Company during 1996. Freedom Financial is owned substantially by the Company's Chairman. As described in Note 9, the Company canceled this line as part of the acquisition of Tara Club Estates from Freedom Financial Corporation in 1997.

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

The Company's Fort Pierce, Tampa and Ocala locations provide audio, video and Inter-Track Wagering ("ITW") on live inter-track and interstate broadcasting of horse racing, dog racing and jai-alai from around the State of Florida as well as the rest of the country. The Miami location receives limited ITW broadcasts, but broadcasts its jai-alai performances to other gaming facilities in Florida, certain other states, and Mexico. ITW provides significant additional revenue as well as providing additional entertainment for customers.

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

ACQUISITION OF FRONTONS/DEVELOPMENT OF CARD ROOMS

On November 25, 1996, the Company entered into an agreement with WJA Realty, Limited Partnership ("WJA") and Florida Gaming Centers, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), pursuant to which the Subsidiary agreed to acquire the WJA assets. The acquisition was consummated as of January 1, 1997. The WJA Frontons acquired were combined with the Fort Pierce Fronton into the Subsidiary.

The consideration for the acquisition included (i) the cancellation of WJA Notes and related obligations acquired by the Company from the Bank of Oklahoma, NA, (ii) the retention by WJA of 200,000 shares of the Company's common stock owned by WJA, and (iii) a profit sharing arrangement described in more detail below. The Company assumed all liabilities of WJA arising in the ordinary course of the business, subject to certain limitations and exceptions. The Company also assumed the principal amount outstanding under a $500,000 promissory note owed to Wheeler-Phoenix, Inc., with the terms of the promissory note amended to provide for repayment of principal over a ten year period following the closing in equal annual installments of $50,000 and an annual interest rate of 6%.

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

In late 1996, the county governments of Dade County and Hillsborough County, Florida, passed legislation permitting card rooms to be operated by all pari-mutuel facilities located in those counties. As a result, the Company opened card rooms in Miami (on June 19th with 40 tables initially) and Tampa (on May 22nd with 30 tables initially) during the second quarter of 1997. Pursuant to Florida Statute 849.086 the Miami and Tampa facilities conduct low stakes ($10 per hand) poker and dominoes at these facilities two hours prior to, during and two hours following live jai-alai performances. A rake of $.25 per person is the pari-mutuel's revenue from each hand dealt. Domino tables are rented at the rate of $1.50 per half hour per player. Florida state taxes are paid at 10% of this revenue and 4% of the revenues are paid to the Jai-Alai players.

The jai-alai industry generally has declined in the last several years due to increased gaming competition such as Indian Gaming, gambling cruise ships, commercial bingo operations and the state-wide lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in jai-alai's home markets. Average state-wide on-track handle per performance for the state of Florida fiscal years ended June 30, 1997, 1996 and 1995 was approximately $67,922, $79,004 and $87,512, respectively. Aggregate handle for the fiscal year ended June 30, 1997 decreased approximately $11 million or 14%. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future

Inter-track wagering has grown significantly since its initiation in the State of Florida in August 1990. The State-wide ITW handle for 41 pari-mutuels in the State of Florida's fiscal year ended June 30, 1991 was approximately $109 million. The state-wide

ITW handle for the State of Florida's fiscal years ended June 30, 1996 and 1997 increased to approximately $480 million and $614 million, respectively. ITW handle at the Company's Frontons (including the newly acquired Miami, Tampa and Ocala facilities) has also demonstrated strong growth in recent years, increasing from $46.8 million in the year ended December 31, 1995, to approximately $50.3 million for the year ended December 31, 1996, and to approximately $55.7 million for the year ended December 31, 1997.

REAL ESTATE DEVELOPMENT. In late 1997, the Company entered into a new business -- residential real estate development. The following paragraphs outline the background and the Company's approach going forward as to management and use of the assets acquired. On November 26, 1997, the Company acquired certain unimproved properties and a residential real estate development called Tara Club Estates (collectively, the "Properties"), all of which are situated in Loganville, Walton County (near Atlanta), Georgia. As consideration for the purchase, the Company paid Interstate $6,373,265 as follows: (i) the Company issued to Interstate 2,084 shares of Series F 8% Convertible Preferred Stock (the "Series F Preferred Stock") at a stated value of $1,000 per share (convertible into the Company's common stock ("Common Stock") on the basis of 296.6689 shares of the Company's Common Stock for each $1,000 of stated value of the Series F Preferred Stock),
(ii) the Company assumed $1,081,102 of first mortgage promissory notes to certain lenders by the properties purchased, and (iii) the Company canceled $3,208,163 owed by Freedom to the Company.

The Company's real estate development activities will comprise a separate segment of its operations. Because the development was acquired in late 1997, the Company had virtually no income or expenses attributable to this segment of its business during 1997. The Company has engaged the services of a professional real estate management and marketing company in 1998 to assist with the evaluation of the market potential, assess competitive factors in the Atlanta/Walton County market and to develop an advertising and marketing program for the sale of the developed residential and commercial lots.

These Properties consist of over 100 fully developed, and 150 partially developed, single-family residential home sites, a swim and tennis club facility and 23 acres of commercial property. Over sixty (60) home sites have already been sold to builders. The sites are presently selling at an average in excess of $40,000 per site. Before the acquisition of the Properties by the Company, thirty-nine homes had been constructed and sold at an average price of $250,000. The Properties are located on the east side of Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits. Located in western Walton County, Georgia, the Properties are approximately 2.5 miles east of the Gwinnett County/Walton line. Gwinnett County is inside the fifteen county region which makes up Metropolitan Atlanta. The population of the Atlanta area is now in the three million resident range and is continuing to increase. Gwinnett County is located in the Northeast section of Metropolitan Atlanta, and is noted as one of the fastest growing counties in the United States. It has doubled its population in the last ten years, and now has more than 300,000 residents.

RESULTS OF OPERATIONS -- FIRST QUARTER 1998 COMPARED WITH  FIRST QUARTER 1997

During the quarter ended March 31, 1998, the Company's operations reflects three months' operation of live Jai-Alai performances at the Miami, Tampa, and Ft. Pierce Frontons. A full schedule of inter-track wagering was also conducted at all facilities with the exception of Miami, which offers limited ITW product due to blackouts imposed due to its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, certain other states, and Mexico. The Ocala Fronton only operated inter-track wagering during the first quarter. This facility's live season is scheduled to begin May 22, 1998 and run through October 31, 1998.

HANDLE ANALYSIS
Total Handle (amount of money wagered) for the three months ended March 31, 1998, and March 31, 1997, were $42,460,541, and $43,880,130, respectively.
The handles consisted of $25,724,524 in live and simulcast jai-alai wagering and $16,736,017 in ITW guest handle, for the three months ended March 31, 1998, and $29,189,610 in Jai-Alai wagering and $14,690,520 in ITW guest handle for the three months ended March 31, 1997. The $1,419,589 decrease in total handle consisted of a decrease of $3,465,086 in live jai-alai handle and a $2,045,497 increase in ITW handle.

REVENUES
The Company's pari-mutuel revenues net of state pari-mutuel taxes, for the three months ended March 31, 1998 and 1997 were $5,789,333 and $6,245,244, respectively. Of the $5,789,333, $4,224,861 consisted of commissions earned on live jai-alai and $1,564,471 was attributable to commissions on inter-track wagering. Of the $6,245,244, $4,878,415 was attributable to commissions earned on jai-alai and $1,366,829 was attributable to commissions on inter-track wagering.

Card room Revenue for the quarter ended March 31, 1998 was $253,416.00. Direct operating costs totaled $167,846.

Admissions income for the three months ended March 31, 1998 decreased $40,449 to $136,326 from $176,775, for the three months ended March 31, 1998, net of state taxes. Food, beverage and other revenues for the three months ended March 31, 1998 and March 31, 1997, were $1,156,481 and $1,263,897 respectively. Revenue from the food, beverage and other income decreased $107,416 (8.5%). The decrease in this area and admissions corresponds to the decrease in attendance (approximately 23,000 or 6%) and the drop in live handle.

During the first quarter of 1998, the Company had $181,919 in revenues from lot sales the recently acquired Tara Club Estates residential development. Lot costs attributable to this revenue totaled approximately $62,000, while operating expenses totaled approximately $38,000.

GENERAL AND ADMINISTRATIVE EXPENSES
Company's general and administrative expenses were  $2,390,918 and
$2,410,114 for the three months ended March 31, 1998 and March 31, 1997, respectively. Executive salaries were $160,931 for the first quarter of 1998 compared to $328,963 for 1997 (see consulting fees). Advertising decreased
$198,672 to $177,965.   Professional fees were $136,598 compared to $65,664
for the same three month period in 1997. Consulting fees increased from $87,900 to $214,758. This increase was primarily the result of the Chairman/CEO and the President of Florida Gaming salaries' replaced by management fees paid to Freedom Financial Corporation for their services. Interest expense totaled $214,597 and $153,151 for the three months periods ended March 31, 1998 and March 31, 1997, respectively. The increase was primarily the result of interest expense on the development loan at Tara Club Estates and interest charged on property taxes. Travel and entertainment expense totaled $68,102 compared to $91,537 for the first quarter of 1997. Another significant cost included is approximately $349,094 in payroll taxes.
 Insurance decreased slightly to $161,575, compared to $163,172, while property taxes increased to $202,972 compared to $174,666.

OPERATING EXPENSES
The Company's operating expenses for the three months ended March 31, 1998 and March 31, 1997, were $5,145,699 and $5,134,468 respectively.
Depreciation and amortization expenses for the three months ended March 31, 1998, and March 31, 1997, was $246,996 and $218,011, respectively.
Depreciation and amortization for the quarter ended March 31, 1998, consisted of depreciation of $226,642 and $20,354 of amortization of organization costs associated with financing, while 1997's costs were associated solely with
asset acquisition and the existing Ft. Pierce  assets.   Player costs, which
include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the three months ending March 31, 1998 and March 31, 1997, were $1, 703,778 and $1,677,298, respectively, reflecting the operation of two year round schedules in Miami and Tampa. These costs should drop significantly with the closing of live jai-alai games at the Tampa facility. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $590,388 for the three months ended March 31, 1998, compared to
$566,796 for three months ended March 31, 1997.   The components of the 1998
total were $85,539 in ITW tote, interface, and telephone charges; $230,039 in totalizator equipment rental, $143,575 in satellite charges and $131,234 in camera/television rental. The components of the 1997 total were $67,219 in ITW tote, interface, and telephone charges; $230,679 in totalizator equipment rental, $141,000 in satellite charges and $127,898 in camera/television rental. Utility expense totaled $226,980 and $237,545 respectively, for the three months periods ended March 31, 1998 and March 31, 1997. Program costs totaling $145,997 and $167,065, respectively, are also included in the total operating expenses for the three month periods ended March 31, 1998 and 1997. Operating expenses, including payroll costs for the bar, restaurant and concessions were $690,587 and $722,415 for the three-month periods, which ended March 31, 1998 and March 31, 1997, respectively. Operating payrolls and related costs totaled $1,056,567 and $1,080,298 for the three month periods ended March 31, 1998 and March 31, 1997, respectively, excluding player costs and payroll costs included in the bar, restaurant and concessions areas.
Also contract services for maintenance and security totaled $131,518 and $50,646, respectively, for the quarter ended March 31, 1998 versus $133,980 and $59,112, respectively for the quarter ended March 31, 1997.

OTHER INCOME
Company had net interest and other income of $353,239 and $67,169 for the three months ended March 31, 1998 and March 31, 1997,respectively. The bulk of this income for 1998 period was generated from the sale of the North Miami Amateur facility ($351,258).

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

SUMMARY OF OPERATIONS
The Company had a net income of $87,102 or $0.02 per common share ($0.01 per share on a fully diluted basis) for the three months ended March 31, 1998 and $208,503 or $0.05 per common share ($.03 per share on a fully diluted basis), for the three months ended March 31, 1997. Total costs and expenses increased approximately $239,000 for the first quarter of 1998 as compared to 1997. Total revenues declined $350,360 excluding revenues generated from the Tara Club real estate development. Lower attendance and the resulting decline in live handle and commission caused this decline. This decline was only partially offset by increased ITW handles and commissions in that the net commission rate on the ITW product is approximately 50% that of the live jai-alai commission rate.

LIQUIDITY AND CAPITAL RESOURCES

The balance of the Company's cash and cash equivalents at March 31, 1998 was $533,196. At March 31, 1998, the Company had a increase in working capital of approximately $335,233 from December 31, 1997. The increase was primarily the result of a decrease in the current portion of long-term debt as a result of pay downs to the Bank of Oklahoma.

During the three months ended March 31, 1998, net cash provided by in the Company's operating activities was $527,366. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Fronton operations. Principal revenues were from net pari-mutuel wagering commissions on live jai-alai and ITW events.

During the three months ended March 31, 1998, cash flow provided by investing activities was $451,465 of which $450,613 was attributable to the sale of the North Miami property which closed in early March.

During the three months ended March 31, 1998, cash flow used in financing activities was $690,598. The bulk of these funds represent principal pay downs on the Bank of Oklahoma first mortgage.

During the prior year the working capital needs of the Company had been met primarily through its financing activities, including the issuance of convertible preferred stock and the exercise of options previously granted to Freedom.

As indicated above, on March 11, 1998, the Company sold certain excess property in North Miami for $487,000. The bulk of the proceeds from this sale were paid to the Bank of Oklahoma. The Company had previously reported with the filing of its 10KSB that it was two payments in arrears on the Bank of Oklahoma obligation. The Company and the bank signed a modification agreement in April, 1998, and as of the date of this report the Company is current on its obligation to the Bank of Oklahoma. The modification amends the payment schedule to monthly payments of interest only until such time as the Tampa facility transaction has been closed or the loan matures in
September.   The Company has also settled a stock guarantee payable to Graham
Road Holdings ("GRH") by executing a short-term note for $249,016 as satisfaction of this obligation. The inter-company receivable from Freedom Financial has also been reduced to $180,000 from $233,000 at year- end 1997. The Company has been informed by Freedom that it intends to payoff this obligation within sixty (60) days with the proceeds of an insurance settlement and has indicated to the Company that it will execute a Note and give the Company a security interest in the insurance proceeds.

The 1996 real estate taxes of approximately $458,000 were past due as of March 31, 1998. Other tax payments and a escheated outs payment of $109,000 due to the state of Florida are currently in arrears. The Company has discontinued its consulting payments to Mr. Wheeler and Mr. Donovan. Real estate taxes totaling approximately $500,000 for 1997 are currently due and payable. The $500,000 Wheeler-Phoenix note assumed when the assets of WJA were acquired is currently in default; the Company is currently negotiating with Mr. Wheeler to cure the default. Both Mr. Wheeler and Mr. Donovan have filed suit in Dade County, Florida, relative to payments, which they contend are due pursuant to the consulting agreements, and the note with respect to Mr. Wheeler. The Company is presently defending these suits.

In November and December of 1997, the Company raised $3.0 million via the issuance of Series G Preferred Stock. The Company is obligated to file a registration statement (the "Series G Registration Statement") covering the resale of the shares of Common Stock issuable on conversion of the Series G Preferred Stock (the "Series G Conversion Shares") and to use its best efforts to cause the Series G Registration Statement to become effective. In the event of a Registration Default (as defined below), then the Company shall pay as liquidated damages to each holder of Series G Preferred Stock an amount equal to 1% of the liquidation preference of the Series G Preferred Stock for the first 30 day period after May 25, 1998 (or pro rata portion thereof) and 2% of the liquidation preference of the Series G Preferred Stock for each 30 day period thereafter (or pro rata portion thereof) that there continues to be a Registration Default, in cash ratably according to the number of Series G Preferred Stock held by each holder, immediately payable following the occurrence of such Registration Default. A "Registration Default" means if (i) the Series G Registration Statement has not been declared effective by May 25, 1998, (ii) within the first 30 days following May 25, 1998, the Company postpones the filing of the Series G Registration Statement or allows such Series G Registration Statement to fail to be effective and usable, or elects that such Series G Registration Statement not be usable for a reasonable period of time, but not in excess of 90 days, or
(iii) the Series G Registration Statement is filed and declared effective but shall thereafter cease to be effective (without being succeeded immediately by an additional registration statement filed and declared effective) for a period of time exceeding 45 days in the aggregate per year. The Company has not yet filed the Series G Registration Statement

The Company's cash flow is not currently adequate to meet its debts and other obligations as they come due. The Company is currently evaluating its alternatives to improve its cash flow, including the sale of selected excess real estate and other assets and the refinancing of its indebtedness using its real estate holdings as collateral. On January 8, 1998, the Company entered into an agreement with Monroe's Prestige Group, Inc. ("MPG"), a real estate development company based in Tampa, Florida, which provided MPG with a ninety day inspection period during which MPG elected to purchase for $8.3 million in cash, the land and improvements where the Company's Tampa, Florida, gaming operations are located. A copy of this agreement was filed with the Company's Current Report on Form 8-K/A dated February 9, 1998. MPG has determined to proceed with the purchase and the closing, if the closing occurs, it will likely be in the third quarter of 1998. The proposed transaction does not include the Company's gaming permit which may be available for use at a different facility in Hillsborough County, Florida. On April 20, 1998 the Company received a non-refundable $200,000 deposit from MPG on this property. There can be no assurances that the transaction with MPG will be consummated, since it is still contingent upon financing.

                          PART II - OTHER INFORMATION



     Item 1.   LEGAL PROCEEDINGS.

On March 6, 1998, Richard P. Donovan filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Florida Gaming Centers, Inc. ("Centers"), a subsidiary of the Company. Mr. Donovan claims a breach by Centers of the Consulting and Non-Competition Agreement entered into on December 31, 1996 between Mr. Donovan and Centers. Mr. Donovan requests judgment against Centers for compensatory damages, including $1,053,000 due for consulting services through the term of the agreement and $56,000 due for life insurance premiums for the term of the agreement, together with prejudgment interest, attorneys' fees, costs and such other relief as the Court deems just and proper. The Company has filed an Answer to the Complaint. The Company and Mr. Donovan are currently engaged in discussions concerning these issues. The Company is presently defending this suit.

On March 10, 1998, Roger M. Wheeler, Jr. and Wheeler-Phoenix, Inc. filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Centers and the Company. Mr. Wheeler claims that Centers breached the Consulting and Non-Competition Agreement entered into on December 31, 1996 between Mr. Wheeler and Centers. Mr. Wheeler asserts that the Company guaranteed the performance of Centers. Mr. Wheeler requests judgment in the amount of $675,000 due for consulting services through the term of the agreement, together with prejudgment interest, attorneys= fees, costs and such other relief as the Court deems just and proper. In addition, Wheeler-Phoenix, Inc. has alleged that Centers has failed to make payments due under a promissory note in the principal amount of $500,000. Wheeler-Phoenix has requested judgment in the amount of $500,000, together with prejudgment interest accrued up to the time of judgment, attorneys' fees, costs and other relief as the court deems just and proper. The Company has filed an Answer. The Company is currently engaged in discussions with Mr. Wheeler concerning these issues and expects to renegotiate a payment schedule with respect to amounts due under the agreement, although there can be no assurance that such a revised payment schedule will be obtained. The Company is presently defending this suit.


     Item 2.   CHANGES IN SECURITIES.

               (a)  Not applicable.

               (b)  Not applicable.

               (c) On January 14,1998, the Company issued 27,270 shares of Common Stock upon the conversion of 50 shares of Series B Preferred Stock. Also on January 14,1998, the Company issued 25,176 shares of Common Stock upon the conversion of an aggregate of 50 shares of Series E Preferred Stock. On January 15, 1998, the Company issued 23,551 shares of Common Stock upon the conversion of 50 shares of Series C Preferred Stock. Subsequent to the end of the first quarter on April 22, 1998, the Company issued an additional
                    86,196 shares of Common Stock upon the conversion of 100 shares of Series B Preferred Stock. No underwriters were used in any of these conversions. The shares were issued in accordance with Section 3(a)(9) of the Securities Act of 1933.



     Item 3.   DEFAULTS UPON SENIOR SECURITIES.

During the quarter the Company was in default on principal and interest to the Bank of Oklahoma. These defaults were cured with payments from the proceeds from the sale of the North Miami property, additional payments and the execution of a Modification Agreement dated May 1, 1998. For further detail describing this credit facility, the default, and the cure of the default as of the filing of this report see Item #6, Exhibit #1 of this filing which shows the Modification Agreement in its entirety.

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

     Item 5.   OTHER INFORMATION.

               None.




     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.


               (a)  LIST OF EXHIBITS FILED.

                    Exhibit 1 -   Bank of Oklahoma Modification Agreement dated
                                  May 1, 1998.

                    Exhibit 2 -   Amendment to Monroe Prestige Group Purchase
                                  Agreement dated April 20, 1998.

                    Exhibit 3.1- Graham Road Mortgage Modification dated April 22, 1998.

                    Exhibit 3.2-  Graham Road Mortgage Note dated
                                  April 22, 1998.

                    Exhibit 27 -  Financial Data Schedule


               (b)  REPORTS ON FORM 8-K.

                    During the quarter ended March 31, 1998, the Company filed a Form 8-K/A Current Report dated February 9, 1998,. amending a Form 8-K Current Report dated November 26, 1997, as amended, concerning Item 2, ACQUISITION OR DISPOSITION OF ASSETS and Item 5, OTHER EVENTS.

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



                                              FLORIDA GAMING CORPORATION
                                              ---------------------------
                                                    (Registrant)


Date:     May 15, 1998                           By:  /s/  W. B. Collett
     ----------------------                         --------------------------
                                                 W.B. Collett
                                                 Chairman of the Board and Chief
                                                 Executive Officer
                                                 (Principal Executive Officer)




Date:     May 15, 1998                           By:  /s/ Timothy L. Hensley
     ----------------------                         --------------------------
                                                 Timothy L. Hensley
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)