Form 10KSB40/A
period 1997-12-31
FLORIDA GAMING CORP
filed 1998-06-22
CIK 312065

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                    FORM 10-KSB/A


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

     There are currently 41 permits issued by the State of Florida to operate pari-mutuel facilities in the state; 33 of those permits are now active. Of the 33 active permit holders, only eight are held by jai-alai operators; others engage in horse racing, harness racing and dog racing. Aside from the Company's Frontons, the only other operating jai-alai frontons are in Dania and Orlando.

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

Item 6.   Management's Discussion and Analysis or Plan of
          Operation.

          * This Item amended to reflect the reclassification of $250,569 in Advertising Expense for 1996 from General and Administrative to Operating Expense.

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

General and Administrative Expenses

     The Company's general and administrative expenses were $6,421,955 and $2,192,516 for the twelve months ended December 31, 1997 and 1996, respectively. The increase of $4,229,439 resulted from taking on the cost of administration for three additional Jai-Alai facilities in Miami, Tampa, and Ocala, Florida, net of staff reductions and consolidations.

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

Operating Expenses

     The Company's operating expenses for the year ended December 31, 1997, increased $15,772,030 to $19,016,948, from $3,244,918 for the year ended
December 31, 1996. The components of these expenses and the net increase are described in the following items. Advertising and promotion expense increased $961,523 during 1997 to $1,212,092, with approximately $250,000 used in the promotion and introduction of the new card room facilities. Operating payrolls and related costs totaled $4,609,917 and $1,006,673, respectively, for the years ended December 31, 1997 and 1996, excluding player costs and payroll costs included in the bar, restaurant and concessions areas. Of the $4,609,917, $1,447,675 was mutuel payroll, $748,777 was maintenance/janitorial payroll, $994,910 was in security payroll, $165,377 was admissions and $1,150,578 was payroll taxes for all payrolls. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. The year ending December 31, 1996, included four months of live jai-alai and associated player costs totaling $665,401, but represented the expenses of only the Ft. Pierce facility. The year ending December 31, 1997, included player costs for all for facilities totaling $6,345,124. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $2,142,002 and $321,641 for the twelve month periods ended December 31, 1997 and 1996, respectively. Repairs and Maintenance expenses for the twelve months ended December 31, 1997, totaled $438,173. These increases were primarily the result of the expanded pari-mutuel operations due to acquisition of the facilities of World Jai-Alai.

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

Item 7.     Financial Statements.

            This Item amended to reflect the reclassification of $250,569 in Advertising Expense from General and Administrative to Operating Expense.

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

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

FLORIDA GAMING CORPORATION AND SUBSIDIARY

For the years ended December 31, 1997 and 1996

                                                                                    1997                1996
                                                                                -------------       ------------
HANDLE
  Live Jai-Alai................................................................ $  53,283,207       $  3,665,582
  ITW-Guest....................................................................    55,664,780         21,992,843
  ITW-Host.....................................................................    17,385,401                -0-
                                                                                -------------       ------------

                                                    Total Pari-Mutuel Handle     $126,333,388        $25,658,425
                                                                                -------------       ------------

JAI-ALAI MUTUEL REVENUE.......................................................  $  17,155,970      $     893,464
  Less pari-mutuel taxes to State of Florida..................................    (3,105,309)           (85,659)
  Less simulcast guest commissions............................................    (2,217,930)                -0-
INTER TRACK MUTUEL COMMISSIONS................................................      5,018,174          2,126,283
                                                                                -------------       ------------
                                                     Net Pari-Mutuel Revenue       16,850,905          2,934,088

ADMISSION INCOME..............................................................        499,591            134,464
PROGRAM REVENUE...............................................................        594,337            204,958
FOOD AND BEVERAGE.............................................................      2,456,062            450,104
CARD ROOM REVENUE.............................................................        500,158                -0-
OTHER.........................................................................        674,853             48,920
                                                                                -------------       ------------
                                                     TOTAL OPERATING REVENUE       21,575,906          3,772,534

OPERATING EXPENSES
  Advertising and promotions..................................................      1,212,092            250,569
  Operating and mutuels payroll and related costs.............................      4,609,917          1,006,673
  Player payroll and related costs............................................      6,345,124            665,401
  Food and beverage costs.....................................................      2,142,002            321,641
  Repairs and maintenance.....................................................        438,173            109,801
  Totalizator/teleview rent--Note H...........................................        824,262            294,309
  Programs....................................................................        584,554            131,389
  Card room payroll and related costs.........................................        477,177                -0-
  Other card room operating costs.............................................        161,336                -0-
  Depreciation and amortization...............................................        736,349            193,205
  Utilities...................................................................      1,067,100            115,941
  Miscellaneous...............................................................        418,862            155,989
                                                                                -------------       ------------
                                                    TOTAL OPERATING EXPENSES       19,016,948          3,244,918


GENERAL AND ADMINISTRATIVE
  Executive payroll and related costs.........................................      1,106,591            686,056
  Directors' fees--Note G.....................................................         18,000             18,000
  Management consulting.......................................................        466,500             38,907
  Telephone and travel........................................................        721,476            222,842
  Professional fees--Note H...................................................        533,978            289,045
  Interest expense............................................................        849,150            327,486
  Property taxes..............................................................        587,479             72,079
  Other--Note H...............................................................      2,138,781            538,101
                                                                                -------------       ------------
                                                                                    6,421,955          2,192,516
                                                                                -------------       ------------
                                                      (LOSS) FROM OPERATIONS      (3,862,997)        (1,664,900)
OTHER INCOME (EXPENSE):
  Interest and dividend income--Notes C and K.................................        280,830          1,179,386
  Provision for loss on gaming venture investment--Note L.....................      (322,193)           (34,000)
  Other (net).................................................................      (189,883)                414
                                                                                -------------       ------------
                                                                                    (231,246)          1,145,800
                                                                                -------------       ------------

                                                                    NET LOSS    $ (4,094,243)      $   (519,100)
                                                                                -------------       ------------
                                                                                -------------       ------------

BASIC LOSS PER COMMON SHARE--Note F...........................................  $       (.80)      $       (.14)
                                                                                -------------       ------------
                                                                                -------------       ------------

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

     On September 12, 1996, the Company consummated the purchase of notes (the "WJA Notes") of WJA Realty Limited Partnership ("WJA") from the Bank of Oklahoma, National Association ("BOK"). The WJA Notes totaled $20,728,826 (consisting of $16,887,907 principal and $3,840,919 accrued but unpaid interest), bearing interest at 9.25% on the principal and unpaid interest. The Company paid $2,000,000 in cash, issued 703,297 shares of the Company's Common Stock to BOK DPC Asset Holding Corporation, a wholly owned subsidiary of BOK, issued a promissory note in the original principal amount of $6,000,000 (the "BOK Note") to BOK bearing interest at New York Prime Rate, and issued a $1,000,000 original principal amount non-interest bearing promissory note to BOK in payment of a contingent liability relating to certain collections by the Company in excess of $12,000,000 on account of the WJA Notes. The terms of the transaction were determined based on arm's length negotiations. The Company failed to make payments due under the BOK Note beginning in October 1997. BOK has taken the position that the applicable rate of interest under the BOK Note increases to the Applicable Prime Rate, as defined, plus 5 percent, on December 15, 1997. On March 11, 1998, the Company sold certain surplus real estate in North Miami for aggregate consideration of $487,000. From the proceeds of this sale, the Company paid BOK two delinquent payments totaling $422,175.08, thus reducing the principal balance owed to BOK to approximately $4.8 million. Although no definitive agreement has yet been reached with BOK and there can be no assurance that any agreement will be reached, the Company and BOK are in negotiations to modify the loan repayment schedule so that the Company will pay interest only until the closing of the proposed sale of the Tampa facility, at which time the Company would repay all amounts then due BOK. See "Item 7. Management's Discussion and Analysis."

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