Form 10QSB/A
period 1998-03-31
FLORIDA GAMING CORP
filed 1998-06-22
CIK 312065

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                F O R M 10QSB/A


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

      Class G 5% cumulative convertible preferred stock,
      5,000 shares authorized; 3,000 shares issued and
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          *The liquidity section paragraph 6 of this item has been amended as to a related party subsequent event.

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

As indicated above, on March 11, 1998, the Company sold certain excess property in North Miami for $487,000. The bulk of the proceeds from this sale were paid to the Bank of Oklahoma. The Company had previously reported with the filing of its 10KSB that it was two payments in arrears on the Bank of Oklahoma obligation. The Company and the bank signed a modification agreement in April, 1998, and as of the date of this report the Company is current on its obligation to the Bank of Oklahoma. The modification amends the payment schedule to monthly payments of interest only until such time as the Tampa facility transaction has been closed or the loan matures in
September.   The Company has also settled a stock guarantee payable to Graham
Road Holdings ("GRH") by executing a short-term note for $249,016 as satisfaction of this obligation. As of March 31, 1998, the inter-company receivable from Freedom Financial has also been reduced to $180,000 from $233,000 at year- end 1997. In late April of 1998, this balance increased to approximately $400,000. The Company has been informed by Freedom that it intends to payoff this obligation within sixty (60) days with the proceeds of an insurance settlement and has indicated to the Company that it will execute a Note and give the Company a security interest in the insurance proceeds.

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