Form 10QSB
period 1998-06-30
FLORIDA GAMING CORP
filed 1998-08-14
CIK 312065

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC  20549

                                   F O R M 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                          SECURITIES EXCHANGE ACT OF 1934


                    For the Quarterly Period Ended June 30, 1998

                           Commission file number 0-9099



                             FLORIDA GAMING CORPORATION
                ----------------------------------------------------
               (Exact name of registrant as specified in its charter)


            Delaware                                    59-670533
            --------                                    ---------
(State or other Jurisdiction of              (IRS Employer Identification No.)
 Incorporation or Organization)


        3500 NW 37TH AVENUE, MIAMI, FLORIDA                       33142-0000
       ---------------------------------------------------------------------
      (Address of principal executive offices)                    (Zip code)


   Registrant's telephone number, including area code           (305) 633-6400
                                                        ----------------------

          Former name, former address and former fiscal year, if changed since last report N/A
                                                ---



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES      X               NO
                                    ---

5,782,250 shares of the issuer's Common Stock were outstanding as of the latest practicable date, AUGUST 14, 1998.

                     Transitional Small Business Disclosure Format:

                            YES                      NO      X
                                    ---                     ---

                                   FLORIDA GAMING
                                    CORPORATION

                                INDEX TO FORM 10-QSB


                                                                    PAGE NUMBER

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of  June 30, 1998 (unaudited) and December 31, 1997. . .3

Statements of Operations (unaudited) for Three Months and Six Months ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . .5

Statements of Cash Flows (unaudited) Six Months ended June 30, 1998 and
1997. . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

Notes to Financial Statements (unaudited). . . . . . . . . . . . . . . . .7


Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations. . . . . . . . . . . . . 17


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 26


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

PART I.  FINANCIAL INFORMATION

ITEM 1.

                             FLORIDA GAMING CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)


                                                                                 June 30,     December 31,
                                                                                   1998           1997
                                                                                   ----           ----
 ASSETS
 ------

 CURRENT ASSETS:
      Cash and cash equivalents  (Note 2). . . . . . . . . . . . . . . . .     $   238,831    $ 1,042,110
      Accounts receivable & current portion of notes receivable (Note 11).         988,523      1,174,837
      Inventory (Note 2).. . . . . . . . . . . . . . . . . . . . . . . . .          74,002        142,257
      Prepaid and other expense .. . . . . . . . . . . . . . . . . . . . .         102,936         75,643

                                                                               -----------    -----------
             Total current assets. . . . . . . . . . . . . . . . . . . . .     $ 1,404,292    $ 2,434,847

PROPERTY AND EQUIPMENT:

      Land  (Notes 2,7 and 8 ) . . . . . . . . . . . . . . . . . . . . . .     $12,366,434    $12,451,389
      Buildings and Improvements . . . . . . . . . . . . . . . . . . . . .      11,442,634     11,313,654
      Furniture, fixtures and equipment. . . . . . . . . . . . . . . . . .       2,146,472      2,136,270

                                                                               -----------    -----------
                                                                               $25,955,540    $25,901,313
      Less accumulated depreciation. . . . . . . . . . . . . . . . . . . .      (1,640,561)    (1,188,054)
                                                                               -----------    -----------

                                                                               $24,314,979    $24,713,259
                                                                               -----------    -----------

REAL ESTATE  DEVELOPMENT . . . . . . . . . . . . . . . . . . . . . . . . .       6,288,335      6,451,444

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         390,474        413,820
                                                                               -----------    -----------
                                                                               $32,398,080    $34,013,370
                                                                               -----------    -----------
                                                                               -----------    -----------

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                                                                 June 30,     December 31,
                                                                                   1998           1997
                                                                                   ----           ----
CURRENT LIABILITIES
     Accounts payable and accrued expenses (Note 2). . . . . . . . . . . .     $ 8,128,952    $ 8,074,406
     Short-term borrowing and current portion of long-term debt. . . . . .       6,344,926      6,845,381
                                                                               -----------    -----------
              Total current liabilities. . . . . . . . . . . . . . . . . .     $14,473,878    $14,919,787

LONG-TERM LIABILITIES
     Long-term portion note payable  . . . . . . . . . . . . . . . . . . .       1,674,203      1,779,915

STOCKHOLDERS' EQUITY (See Notes 2,4,5,6, and 7):

     Class A convertible preferred stock, convertible to common stock;
     $.10 par value, 1,200,000 shares authorized, 34,435 shares issued
     and outstanding at June 30, 1998 and December 31, 1997  . . . . . . .           3,443          3,443

     Class B convertible preferred stock; convertible to common stock,
     5,000 shares authorized; 295 shares issued and outstanding at June 30,
     1998 and 445 shares issued and outstanding at December 31, 1997,
     respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              30             45

     Class C  8% cumulative convertible preferred stock, convertible to common stock, 5,000 shares authorized; 100 shares issued and outstanding at June 30, 1998 and 150 shares issued and outstanding
     December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .              10             15

     Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 1,950 shares issued and outstanding at June 30,1998 and
     2,000 shares issued and outstanding in at December 31, 1997 . . . . .             195            200

     Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 shares issued and outstanding at June 30, 1998 and
     2,084 shares issued and outstanding at December 31, 1997. . . . . . .             200            208

     Class G 5% cumulative convertible preferred stock, 5,000 shares authorized; 3,000 shares issued and outstanding at June 30, 1998
     and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . .             300            300

     Common stock, $.10 par value, authorized 15,000,000 shares, 5,782,250 issued and outstanding at June 30, 1998, and 5,620,057 shares
     issued and outstanding at December 31, 1997 . . . . . . . . . . . . .         578,225        562,006
Capital in excess of par value . . . . . . . . . . . . . . . . . . . . . .      39,514,405     43,184,670
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (23,846,809)   (26,437,219)
                                                                               -----------    -----------

              Total stockholders equity. . . . . . . . . . . . . . . . . .      16,249,999     17,313,668
                                                                               -----------    -----------

              Total liabilities and stockholders equity. . . . . . . . . .     $32,398,080    $34,013,370
                                                                               -----------    -----------
                                                                               -----------    -----------

     The accompanying notes are an integral part of these financial statements.

                             FLORIDA GAMING CORPORATION
                              STATEMENTS OF OPERATIONS
                                    (unaudited)


                                                FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                               ----------------------------  ----------------------------
                                               June 30, 1998  June 30, 1997  June 30, 1998  June 30, 1997
                                               -------------  -------------  -------------  -------------
HANDLE:
Jai-Alai.                                        $11,641,052    $25,225,117    $37,365,576    $54,414,727
Inter- Track Wagering (ITW)                       15,523,448     14,286,418     32,259,465     28,976,938
                                                 -----------    -----------    -----------    -----------
          Total Pari-Mutuel Handle               $27,164,500    $39,511,535    $69,625,041    $83,391,665
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

REVENUE:
On Site Mutuel Revenue, Net of
Pari-Mutuel taxes to State of Florida            $ 2,061,191    $ 4,100,204    $ 6,286,052    $ 8,978,619
Inter-Track Mutuel Commissions                     1,378,684      1,272,672      2,943,155      2,639,501
                                                 -----------    -----------    -----------    -----------
          Net Pari-Mutuel Revenue                  3,439,875      5,372,876      9,229,207     11,618,120

Cardroom Income                                      142,015         99,649        395,431         99,649
Admissions Income                                     85,598        148,824        221,924        325,599
Programs, Food, Beverage and Other                   984,227      1,022,980      2,322,628      2,286,877
                                                 -----------    -----------    -----------    -----------
          Total Operating Revenue                $ 4,651,715    $ 6,644,329    $12,169,190    $14,330,245
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

COSTS AND EXPENSE:
Operating                                        $ 3,390,890    $ 5,027,498    $ 8,536,589    $ 9,943,955
General and Administrative                         2,124,496      2,382,931      4,515,414      4,793,045
Depreciation & Amortization                          246,884         73,711        493,879        291,722
Summer Jai-Alai                                       36,179         22,334         36,178         22,334
                                                 -----------    -----------    -----------    -----------
          Total Costs and Expense                  5,798,449      7,506,474     13,582,060     15,051,056
                                                 -----------    -----------    -----------    -----------
          Net Income (Loss) From Operations      $(1,146,734)   $  (862,145)   $(1,412,870)   $  (720,811)
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSES)
          Interest and Other Income                  161,129        144,392        514,368        211,561
                                                 -----------    -----------    -----------    -----------
          Net Income (loss)                      $  (985,605)   $  (717,753)   $  (898,502)   $  (509,250)
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

Earnings (loss) per Common Share                 $     (0.19)   $     (0.15)   $     (0.18)   $     (0.11)
Earnings per Common Share (fully diluted
  See Note 4)                                            N/A            N/A            N/A            N/A
Weighted Avg. Common Shares Outstanding            5,848,555      4,916,825      5,723,801      4,688,763

     The accompanying notes are an integral part of these financial statements.

                             FLORIDA GAMING CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                                For the Six Months Ended
                                                                               --------------------------
                                                                                  June 30,      June 30,
                                                                                    1998          1997
                                                                                    ----          ----
Cash flows from operating activities:
     Net Income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .      $ (898,502)   $  (509,249)

Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . .         493,879        291,722
     Loss on sale of assets. . . . . . . . . . . . . . . . . . . . . . . .               0              0
     Equity in earnings of Summer Jai-Alai . . . . . . . . . . . . . . . .          36,178         22,335
     Realized gain on sale of marketable securities. . . . . . . . . . . .        (351,258)             0
     Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . .         186,314       (270,316)
     Prepaid expenses and other current assets . . . . . . . . . . . . . .         (53,761)      (597,945)
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (27,292)      (263,201)
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          68,255         20,810
     Accounts payable and accrued expenses . . . . . . . . . . . . . . . .         868,023      2,078,218
                                                                                ----------    -----------
          Total adjustments. . . . . . . . . . . . . . . . . . . . . . . .       1,220,338      1,281,623

       Net cash provided (used) by operating activities. . . . . . . . . .      $  321,836    $   772,374

Investing activities:
     Loan to affiliated company. . . . . . . . . . . . . . . . . . . . . .               0       (808,466)
     Proceeds from sales of property . . . . . . . . . . . . . . . . . . .         450,613
     Capital Expenditures. . . . . . . . . . . . . . . . . . . . . . . . .           9,083     (2,194,754)
                                                                                ----------    -----------

       Net cash provided from (used in) investing activities . . . . . . .      $  459,696    $(3,003,220)

Financing activities:
       Net proceeds from borrowing/Repayment of Borrowings (Note 8). . . .      $ (622,498)      (265,975)

     Stockholders Equity:
     Issuance of Preferred and Common Stock  . . . . . . . . . . . . . . .        (165,166)     2,791,401
                                                                                ----------    -----------

       Net cash provided (used) from financing activities. . . . . . . . .      $ (787,664)   $ 2,525,426

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . . .      $   (6,132)   $   294,580

CASH AND EQUIVALENT AT BEGINNING OF YEAR . . . . . . . . . . . . . . . . .      $  244,963    $   907,527
                                                                                ----------    -----------
CASH AND CASH EQUIVALENTS AT END OF QUARTER. . . . . . . . . . . . . . . .      $  238,831    $ 1,202,107
                                                                                ----------    -----------
                                                                                ----------    -----------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  442,994    $   316,274


     The accompanying notes are an integral part of these financial statements

FLORIDA GAMING CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 1998
(unaudited)

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

COMPANY BACKGROUND: Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce, Miami, Tampa and Ocala, Florida. The Company also conducts intertrack wagering (ITW) on jai alai, horse racing and dog racing from its Tampa, Ft. Pierce and Ocala Jai Alai facilities. On November 26, 1997, the Company acquired Tara Club Estates ("Tara"), a residential and commercial real estate development in Walton County, Georgia. The Company intends to complete the development and market the property for sale.

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

REAL ESTATE HELD FOR EXPANSION: The Company's investment in undeveloped land near its existing jai alai frontons ($1,617,495 at December 31, 1997 and 1,532,540 at June 30, 1998) is carried at cost and is included with land under property, plant and equipment in the accompanying balance sheets.

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

(3)  INCOME TAXES

At December 31, 1997, the Company had tax net operating loss (NOL) carryforwards of approximately $14,000,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2013. However, $9,000,000 of the Company's NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $95,000 per fiscal year under Section 382 of the IRC because Freedom's stock purchase was considered a change in ownership under the "deemed exercise rule" of IRC
Section 382. As a result, only the net operating losses attributable to the period after the "change in ownership" (approximately $5,000,000) are not subject to the Section 382 limitation.

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

(4) INCOME PER COMMON SHARE

The net loss per common share was calculated based upon net loss attributable to common stock shareholders and the weighted average number of outstanding common shares (5,848,555 and 4,916,825 for the three months ended June 30, 1998, and 1997, respectively). Weighted average outstanding common shares for the six months ended June 30, 1998, and 1997, were 5,723,801 and 4,688,763, respectively. Options and convertible securities were not included in the computations of loss per shares for these periods because their inclusion would be anti-dilutive. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

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

The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration to be received by the Company upon initial issuance of each share of the Series B stock is $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. On December 15, 1995, the Board of Directors reserved 600,000 shares of the Company's common stock for issuance upon conversion of the Series B preferred stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. During 1996, the Company issued 2,300 Series B shares at $925 per share and 2,707.5 Series B shares were converted to 473,588 shares of common stock. During 1997, 1547.5 Series B shares were converted to 295,951 shares of common stock. During the six months ending June 30, 1998, 150 Series B shares were converted to 113,466 shares of common stock.

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

During 1996, the Company issued 550 Series C shares at $1,000 per share. During 1997, 400 Series C shares were converted to 144,518 shares of common stock. During the six months ending June 30, 1998, 50 Series C shares were converted to 23,551 shares of common stock.

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

During 1997, the Company issued 2,000 Series E shares at $1,000 per share. During the six months ending June 30, 1998, 50 Series E shares were converted to 25,176 shares of common stock.

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

During 1997, the Company issued 2,084 Series F shares at $1,000 per share. On June 22, 1998 Florida Gaming repurchased 84 shares from Freedom Financial Corporation as part of the cancellation of a receivable.

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

The Company is obligated to file a registration statement (the "Series G Registration Statement") covering the resale of the shares of Common Stock issuable on conversion of the Series G Preferred Stock (the "Series G Conversion Shares") and to use its best efforts to cause the Series G Registration Statement to become effective. In the event of a Registration Default (as defined below), then the Company shall pay as liquidated damages to each holder of Series G Preferred Stock an amount equal to 1% of the liquidation preference of the Series G Preferred Stock for the first 30 day period after the expiration of 180 days after the First Closing (or pro rata portion thereof) and 2% of the liquidation preference of the Series G Preferred Stock for each 30 day period thereafter (or pro rata portion thereof) that there continues to be a Registration Default, in cash ratably according to the number of Series G Preferred Stock held by each holder, immediately payable following the occurrence of such Registration Default. A "Registration Default" means if (i) the Series G Registration Statement has not been declared effective within 180 days from the First Closing, (ii) within the first 30 days following the 180th day after the First Closing, the Company postpones the filing of the Series G Registration Statement or allows such Series G Registration Statement not be usable for a reasonable period of time, but not in excess of 90 days, or (iii) the Series G Registration Statement is filed and declared effective but shall thereafter cease to be effective (without being succeeded immediately by an additional registration statement filed and declared effective) for a period of time exceeding 45 days in the aggregate per year. The Company has not yet filed the Series G Registration Statement and anticipates that a Registration Default has occurred. The Company has entered into written agreements with six (6) of the seven (7)holders of the Series G Preferred Stock covering an aggregate of $1,000,000 face amount, to repurchase the shares by using a portion of the proceeds of the anticipated sale of the Tampa Jai-Alai real estate. The Company is presently negotiating with the one remaining Series G Preferred Stockholder to repurchase the remaining shares having a face amount of $2,000,000.

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

(6)   COMMITMENTS AND CONTINGENCIES

CASINO AMERICA: On October 4, 1994, the Company entered into a letter of intent (the "Letter of Intent") with Casino America, Inc. ("Casino America") to form a joint venture (the "Joint Venture") to build and operate a casino at its Ft. Pierce Fronton ("the Fronton"). Casino America owns and operates riverboat and dockside casinos located in Mississippi and Louisiana. If the Joint Venture is formed before passage of an amendment to the Florida Constitution to permit casino gaming at the Fronton, the Company will contribute its interest in the Fronton to the Joint Venture with a credit to its joint venture capital account of $5,000,000. Casino America will contribute up to $2,500,000, as needed, to construct a 100,000 square foot indoor facility suitable for a casino or flea market. The Company contends that Casino America is in default of the Letter of Intent since they failed to contribute the 2,500,000 as needed, to construct a flea market facility.If casino gaming is not permitted in Florida by 2000, Casino America has a continuing option to convert the money contributed to the Joint Venture to a promissory note from the Joint Venture payable in equal payments over a ten year period with interest at 8% per annum. If casino gaming is permitted at the Fronton by 2000, the value of the assets contributed by the Company to the Joint Venture will be adjusted to increase the Company's capital account up to $22,500,000. Casino America would fund its capital account on an as needed basis up to $22,500,000. All profits and losses of the Joint Venture will be allocated between the partners based upon capital accounts.

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

Freedom Financial Corporation has informed the Company that Casino America has purchased 22,500 shares of Freedom's 7% Series AA Mandatory Redeemable Preferred Stock (the "Series AA Stock"). The Series AA Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and possible passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Series AA Stock is convertible into a minimum of 150,000 shares and a maximum of 300,000 shares of the Common Stock. Casino America is the sole holder of Series AA Stock. On October 12, 1994, Freedom purchased 300,000 shares of Common Stock from the Company by partial exercise of its option to purchase up to 1,630,000 shares (at that date) of the Company's Common Stock at an exercise price of $1.25 per share. In 1997, Freedom purchased an additional 425,000 shares of common stock pursuant to the same option. Freedom's remaining option to purchase 905,000 shares of the Company's Common Stock, (which expired on March 31, 1998) Freedom now owns directly 1,652,480 shares of the Company's 5,782,250 shares of issued and outstanding Common Stock as of June 30, 1998.

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


                                                        Minimum
                         Year                        Annual Rental
                         ----                        -------------
                         1998                          $  875,000
                         1999                             525,000
                         2000                             125,000
                         2001                             125,000
                                                       ----------
                                                       $1,650,000
                                                       ----------
                                                       ----------

STOCK APPRECIATION GUARANTEES: In connection with the purchase of certain real estate, the Company issued 47,336 shares of its $.10 par value common stock having a quoted market value of $3.10 on the date of issue. Certain relevant provisions of the real estate purchase agreement included the Company's guarantee of the appreciation in value of such stock are as follows:

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

In addition to the Company's guarantee, Freedom Financial Corporation provided a similar guarantee as a further inducement to the seller of the real estate. Based on the closing price of the Company's common stock at the end of the three year period in 1997 ($3.00), a payment of $284,016 is due under the guarantee. This amount is included as an accrued expense in the accompanying 1997 balance sheet. Of this amount, $217,000 was recorded as additional purchase price of the subject real estate with the difference ($67,000) charged to interest expense based on the time value of the money paid over the three years. The seller has made a demand for payment under this agreement but the Company has been unable to fulfill its obligations due
to its working capital deficiencies.   The Company has also settled  the
stock guarantee payable with the seller and has executed a short- term note for $249,016 as satisfaction of this obligation. A verbal agreement was reached with the Seller to extend all obligations related to the note until the closing of the sale of the Tampa Jai-Alai property.

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

SUMMER JAI ALAI: The Company is a partner in "The Summer Jai Alai Partnership" or "SJA" and operates certain live Jai Alai dates annually on behalf of the partnership. The partnership was formed in 1980 pursuant to an Operator's Agreement and Fronton Lease. The 1996 summer season resulted in an operating loss and the Company made demand upon its partners for their respective shares of the losses and to fund a "money bank " and "operations bank" for SJA's 1997 summer season. Neither request was honored and as a result, the Company filed suit against the partnership to collect on the 1996 losses on July 20, 1997. This lawsuit was amended on February 20, 1998 seeking damages from the partners for breaching the Operator's Agreement and Fronton Lease. The Company has declared the partnership terminated and is currently winding up the partnership's affairs. Because the 1997 SJA summer season resulted in an additional loss, the Company intends to further amend its complaint to include its partners' share of that loss, once the annual independent audit of the partnership is completed. At December 31, 1997, the Company was carrying a balance due from its SJA partners of $468,372.

On June 11, 1998, a settlement agreement covering certain operational issues was executed by the Company and other members of SJA which, among other things,

1.  Continues the existence of the partnership;
2. States that the Summer Jai-Alai season (May 1, 1998 to November 28,1998) will be operated by the Company at it's own risk and for its own benefit. Provided, however, that if net profits for the 1998 Summer Season exceed $250,000, then, in that event, the other members of SJA will be paid a total of $50,000 for the 1998 Summer Season.
3. States that the Company will pay one of the SJA partners about $110,000 for monies owed for ITW payments previously held by the Company as a potential off-set of claims made in the suit.
4. States that the Company will have the right, subject to State Approval, to operate the 1999 Summer Season for its own benefit, provided that the tax credits available for the 1998 Summer Season have been exhausted.

Effective July 1, 1998, legislation was passed by the state of Florida by which Summer Jai-Alai was granted a tax credit of $922,000. As a result of the above settlement agreement, the Company expects to recover its balance due from Summer Jai-Alai during 1998 through utilization of these tax credits from prior years.

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

On November 25, 1996, the Company entered into an agreement with WJA and Florida Gaming Centers, Inc. a wholly-owned subsidiary of the Company (the "Subsidiary"), pursuant to which the Subsidiary agreed to acquire the WJA Frontons for the cancellation of the above-described notes and the assumption of certain liabilities. (See details below) The acquisition was consummated as of December 31, 1996 for accounting purposes. The WJA Frontons acquired have been combined with the Fort Pierce Fronton into a new Subsidiary.

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

During 1997, the Company discontinued the required payments under the above consulting agreements because of its working capital deficiencies, and the continuing lack of performance by the individuals pursuant to their obligations under the consulting agreements. Delinquent payments totaling $96,000 are included in the accompanying balance sheet as accrued expenses.

A summary of the WJA assets acquired and consideration therefor is as follows:


                                                                     Allocated
 Assets Acquired                                                       Amount
 ---------------                                                       ------
 Jai Alai Frontons in Miami, Tampa, and Ocala, Florida               $17,428,059
 Cash                                                                    381,997
 Notes receivable                                                        167,934
 Inventory                                                               134,974
 Other assets                                                            308,279
                                                                     -----------
                                                                     $18,421,243
                                                                     -----------
                                                                     -----------

Management allocated the purchase price to the basis of the assets acquired based on available appraisals or other fair value information.


 Consideration paid                                                    Amount
 ------------------                                                    ------
 Cancellation of notes and interest receivable from WJA at Company
   carrying value                                                    $14,692,298
 Accounts payable and other accrued expenses assumed                   3,078,647
 Assumption of Wheeler-Phoenix note (See Note I)                         500,000
 Fair value of stock options issued                                      150,298
                                                                     -----------
                                                                     $18,421,243
                                                                     -----------
                                                                     -----------

(8) REAL ESTATE DEVELOPMENT

On November 26, 1997, Florida Gaming Corporation (the "Company") acquired substantially all of the assets of Interstate Capital Corporation (ICC), a wholly-owned subsidiary of Freedom Financial Corporation (Freedom). The assets consist of certain partially improved properties and a residential real estate development called Tara Club Estates (collectively, "Tara" or the "Properties"), all of which are situated in Loganville, Walton County, Georgia. As consideration for the purchase, the Company paid ICC $6,373,265 as follows: (i) the Company issued to ICC 2,084 shares of Series F 8% Convertible Preferred Stock (the "Series F Preferred Stock") at a stated value of $1,000 per share (convertible into the Company's common stock ("Common Stock") on the basis of 296.6689 shares of the Company's Common Stock for each $1,000 of stated value of the Series F Preferred Stock), (ii) the Company assumed $1,081,102 of first mortgage promissory notes to certain lenders secured by the properties purchased, and (iii) the Company canceled $3,208,163 owed by Freedom to the Company.

The Company accounted for the acquisition of ICC's assets using the purchase method of accounting. The total purchase price was $6,373,265 comprising the above indebtedness cancellation, debt assumption and preferred stock. In accordance with generally accepted accounting principles, the purchase price was allocated to the assets acquired based on their fair value at the date of acquisition. Management estimated fair value using independent appraisals or other cost information with respect to the individual assets.

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

(10) RELATED PARTY TRANSACTIONS

Reference is made to Note 11 for details pertaining to the Company's credit facility with Freedom Financial Corporation, a closely-held corporation owned substantially by the Company's Chairman.

In addition to loans made to Freedom under the credit facility described in
Note 11, the Company provided working capital advances to Freedom and made payments to third parties on Freedom's behalf throughout 1997. These third party payments comprised transfers totaling approximately $582,000 to Freedom's brokerage margin account, which funds were used by Freedom to cover "margin calls" made by the brokerage as the value of Freedom's collateral in the margin account decreased in value. The collateral included Florida Gaming common stock acquired by Freedom during 1997 pursuant to its exercise of options. The Company also advanced approximately $118,000 directly to Freedom through this open account during the year. Freedom made payments to the Company during 1997 totaling $259,500 as a reimbursement of these advances and also incurred expenses on behalf of the Company totaling approximately $207,500 which were likewise credited to Freedom's open account. The remaining balance in the open account of $233,034 is included in the accompanying 1997 balance sheet as a non-current advance to a related party. Freedom Financial paid off the inter-company receivable and paid interest at 2% above prime in full on June 22, 1998.

Reference is made to Note 9 for details of the Company's purchase of certain real estate from Freedom.

During 1996, the Board of Directors established the Chairman's annual salary at $360,000, payable monthly. The Chairman had previously received no salary. During 1997, the Chairman received 8 monthly payments of $30,000 consistent with the Board's directive. In September, 1997, the Company discontinued the salary payments to the Chairman and began paying $30,000 per month to Freedom Financial Corporation in lieu of the salary. No written employment or consulting agreement exists between the Company and Freedom. Beginning November 1, 1997, the Company also discontinued salary payments of $9,000 per month to the President and began paying $8,000 per month to Freedom Financial Corporation in lieu of Salary.

(11)  NOTES RECEIVABLE

Included in notes receivable in the 1996 balance sheet was a credit line comprising a line of credit granted to Freedom Financial Corporation on December 15, 1995. The balance of such line was $1,796,860 at December 31, 1996. The credit facility, which was secured by refundable income taxes and commercial real estate owned by Freedom, was due on demand and bore interest at 2% above prime. Interest receivable on this line of credit totaled $119,348 at December 31, 1996. Freedom paid no interest to the Company during 1996. Freedom Financial is owned substantially by the Company's Chairman. As described in Note 9, the Company was repaid this line of credit and interest at 2% above prime as part of the consideration in the acquisition of Tara Club Estates from a subsidiary of Freedom Financial Corporation in November, 1997.

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

Two principals of WJA, Roger M. Wheeler, Jr. and Richard P. Donovan, have entered into consulting arrangements with the Subsidiary. Mr. Wheeler has entered into a ten-year consulting agreement with the Subsidiary, with annual compensation of $100,000 during the first five years of the agreement and annual compensation of $50,000 during the second five years of the agreement.
 Mr. Donovan has entered into a five-year consulting agreement with the Subsidiary, with annual compensation of $240,000, plus certain benefits. Messrs. Donovan and Wheeler have each filed lawsuits in connection with the arrangement. See Part II, Item 1, Legal Proceedings.

In 1980, WJA and three other pari-mutuel permit holders formed Summer Jai-Alai Partners ("SJA"), a Florida general partnership, to conduct pari-mutuel jai-alai operations at the Miami Fronton during the summer months ("Summer Operations"). As part of the acquisition of the WJA assets, the Company acquired and currently owns a 21% interest in SJA. Under the terms of the partnership agreement, certain of the Company's costs and expenses will be allocated to Summer Operations based upon specific formulas set forth in the agreement. In addition, pursuant to a lease agreement which expires in the year 2004, SJA rents the Miami Fronton for the time in which the summer jai-alai season is conducted. The rental is based upon 1% of handle, plus applicable Florida sales tax. The Company's 21% interest in SJA is accounted for under the equity method. Refer to Note 6, Summer Jai-Alai.

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

The jai-alai industry generally has declined in the last several years due to increased gaming competition such as Indian Gaming, gambling cruise ships, commercial bingo operations and the state-wide lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in jai-alai's home markets. Average state-wide on-track handle per performance for the state of Florida fiscal years ended June 30, 1997, 1996 and 1995 was approximately $67,922, $79,004 and $87,512, respectively. Aggregate handle for the fiscal year ended June 30, 1997 decreased approximately $11 million or 14%. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future

Inter-track wagering has grown significantly since its initiation in the State of Florida in August 1990. The State-wide ITW handle for all pari-mutuels in the State of Florida's fiscal year ended June 30, 1991 was approximately $109 million. The state-wide ITW handle for the State of Florida's fiscal years ended June 30, 1996 and 1997 increased to approximately $480 million and $614 million, respectively. ITW handle at the Company's Frontons (including the newly acquired Miami, Tampa and Ocala facilities) has also demonstrated strong growth in recent years, increasing from $46.8 million in the year ended December 31, 1995, to approximately $50.3 million for the year ended December 31, 1996, and to approximately $55.7 million for the year ended December 31, 1997.

REAL ESTATE DEVELOPMENT. In late 1997, the Company entered into a new business -- residential real estate development.

The following paragraphs outline the background and the Company's approach going forward as to management and use of the assets acquired. On November 26, 1997, the Company acquired substantially all of the assets of Interstate Capital Corporation ("Interstate"), a wholly-owned subsidiary of Freedom Financial Corporation. See Note 8 to the accompanying financial statements. The assets consisted of certain partially improved properties and a residential real estate development known as Tara Club Estates (collectively, the "Properties"), all of which are situated in Loganville, Walton County (near Atlanta), Georgia. As consideration for the purchase, the Company paid Interstate $6,373,265 as follows: (i) the Company issued to Interstate 2,084 shares of Series F 8% Convertible Preferred Stock (the "Series F Preferred Stock") at a stated value of $1,000 per share (convertible into the Company's common stock ("Common Stock") on the basis of 296.6689 shares of the Company's Common Stock for each $1,000 of stated value of the Series F Preferred Stock), (ii) the Company assumed $1,081,102 of first mortgage promissory notes to certain lenders secured by the properties purchased, and
(iii) the Company canceled a line of credit having a principal balance of $2,107,076 plus accrued interest of $1,101,087 for a total of $3,208,163 owed by Freedom to the Company.

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

JAI-ALAI TAX LEGISLATION. Major tax legislation which limits the amount of state handle and admission taxes became law, and will go into effect July 1, 1998.

The new law, (Section 2, Subsection (1b) of section 550.09511, Florida Statutes) states, in part, that "Any jai-alai permit holder that incurred state taxes on handle and admissions in an amount that exceeds its operating earnings in a fiscal year that ends during or after the 1997-1998 state fiscal year, is entitled to credit the excess amount of the taxes against state pari-mutuel taxes due and payable after June 30, 1998, during its next ensuing meets."

The Company paid state taxes on handle and admissions in the amount of $3,105,309 for the year ended December 31, 1997. Taxes paid to the state in fiscal 1997 of approximately $1,724,881 ($.29 per share) are eligible for recovery by the Company during the twelve-month period beginning July 1, 1998. This will result in approximately $144,000 savings each month.

This legislation is expected to have a positive impact on the Company's future earnings. For example, if this new tax legislation had been in effect as of January 1, 1998, the Company would have reported net income of $862,506 or $.19 per share, versus income of $87,102 or $.02 per share, for the quarter ended March 31, 1998.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS 1998 COMPARED WITH THREE AND SIX MONTHS 1997

During the quarter and six months ended June 30, 1998, the Company's operations reflects six months' operation of live Jai-Alai performances at the Miami and Tampa. The Ft. Pierce Fronton conducted live jai-alai performances January through April. A full schedule of inter-track wagering was also conducted at all facilities with the exception of Miami, which offers limited ITW product due to blackouts imposed as a result of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, and Mexico. The Ocala Fronton only operated inter-track wagering during the first quarter and began its live season May 22nd. Also, these numbers do not include the Miami facility for the period from May 1, 1998 through June 30, 1998, since the facility is operated by the Summer Partnership. The Summer Partnership began on May 1, 1998 this year, did not start last year until July 1, 1997, which was the 3rd quarter.

HANDLE ANALYSIS
Total handle for the quarter ended June 30, 1998 was $27,164,500 of which $11,641,052 was from live jai-alai wagering and $15,523,448 was from inter-track wagering. Total handle for the six months ended June 30, 1998 was $69,625,041, of which, $37,365,576 was from live jai-alai wagering and $32,259,465 was from inter-track wagering. Total Handle (amount of money wagered) for the quarter ended June 30, 1997 was $39,511,535 of which $25,225,117 was from live and host jai-alai wagering and $14,286,418 was from inter-track guest wagering. Total handle for the six months ended June 30, 1997 was $83,391,665, of which $54,414,727 was from live and host jai-alai wagering and $28,976,938 was from guest inter-track wagering.

HANDLE DECREASE
Total handle for the quarter ended June 30, 1998 was $27,164,500, a decrease of $12,347,035 over the same period in 1997. The decrease consisted of a decrease in live and host jai-alai handle of $13,584,085 and an increase of $1,237,030 in ITW handle.

Total handle for the six months ended June 30, 1998 was $69,625,041, a decrease over the same period in 1997 of $13,766,624. This decrease was attributable to a decrease in live and host jai-alai wagering handle of $17,049,151 and an increase in inter-track wagering handle of $3,282,527.

These numbers do not include handle for the Miami facility for the period from May 1, 1998 through June 30, 1998, since the facility is operated by the Summer Partnership during this time. A significant portion of the handle decrease, $10,097,102, was attributable to the Summer Jai Alai Partnership.

REVENUES
Pari-mutuel revenues(net of state pari-mutuel taxes) for the quarter ended June 30, 1998 were $3,439,874, compared to pari-mutuel revenues of $5,372,876, for the same period in 1997. Pari-mutuel revenues for the six months ended June 30, 1998 were $9,229,207 compared to pari-mutuel revenues of $11,618,120 for the same period in 1997. Revenues for the quarter ended June 30, 1998 ($3,439,874) consisted of $2,061,191 from jai-alai wagering and $1,378,684 from inter-track wagering. Revenues for the quarter ended June 30, 1997 ($5,372,876) consisted of $4,100,204 from live jai-alai wagering and $1,272,672 from inter-track wagering. Revenues for the six months ended June 30, 1998 ($9,229,207) consisted of $6,286,052 from live jai-alai and $2,943,155 from inter-track wagering. Revenues for the six months ended June 30, 1997 ($11,618,120) consisted of $8,978,619 from live jai-alai and $2,639,501 from inter-track wagering. These numbers do not include handle for the Miami facility for the period from May 1, 1998 through June 30, 1998, since the facility is operated by the Summer Partnership during this time.

Card room Revenue for the six months ended June 30, 1998 was $395,431. Direct operating costs totaled $260,349.

Admissions income, net of state taxes, for the three and six months periods ended June 30, 1998 were $85,598 and $221,924 respectively. This compares to $148,824 and $325,599 for the three and six month period ended June 30, 1997. Food, beverage and other income for the quarter and six months ended June 30, 1998 were $984,227 and $2,322,627, respectively. This compares to the three and six month period ended June 30, 1997 of $1,022,980 and $2,286,877, respectively. These decreases were primarily the result of decreases in attendance for live jai-alai performances and ITW performances. Attendance for live jai-alai performances and ITW performances were approximately 206,553 and 546,390 for the quarter and six months ended June 30, 1998 compared to 304,053 and 666,316 for the same period in 1997. These numbers do not include attendance for the Miami facility for the period May 1, 1998 through June 30, 1998, since the facility is operated by the Summer Partnership during this time.

For the six months ending June 30, 1998, the Company had $315,500 in revenues from lot sales from the recently acquired Tara Club Estates residential development. Lot costs attributable to this revenue totaled $168,031. Operational Expenses totaled $56,685.

GENERAL AND ADMINISTRATIVE EXPENSES
The Company's general and administrative expenses were $2,124,496 and $4,515,414 for the three months and six months ended June 30, 1998, respectively. This compares to $2,382,931 and $4,793,045 for the three months and six months ended June 30, 1997, respectively. The decrease of $258,435 for the quarter ended June 30, 1998 is largely attributable to the Summer Partnership. In 1997, the Partnership did not start until July 1, 1997, and this year it started May 1, 1998.

GENERAL AND ADMINISTRATIVE 2ND QUARTER
The Company's general and administrative expenses and their comparison to the second quarter last year are as follows. Executive salaries were $147,748 for the second quarter of 1998 compared to $213,735 for the quarter ended June 30, 1997 (see consulting fees). Advertising decreased $196,211 to $287,873. Professional fees were $168,505 compared to $85,065 for the same three month period in 1997. Consulting fees increased from $86,200 to 211,950. This increase was primarily the result of the Chairman/CEO and the President of Florida Gaming salaries' replaced by management fees paid to Freedom Financial Corporation for their services. Travel and entertainment expense totaled $71,210 for the second quarter of 1998, compared to $116,451 for the second quarter of 1997. Another significant cost included is approximately $242,418 in payroll taxes. Employee benefits increased to $225,260. Property taxes decreased to $177,746. Insurance also increased significantly to $170,266. Public company costs including shareholder relations/information and filing fees decreased to $33,735 from $35,908. Interest expense totaled $228,397 and $163,123 for the three month period ended June 30, 1998 and June 30, 1997, respectively. The increase was primarily the result of interest expense on the development loan at Tara Club Estates and interest charged on property taxes.

GENERAL AND ADMINISTRATIVE FOR SIX MONTHS ENDING JUNE 30, 1998 Significant categories of general and administrative expenses and their comparison on a six month period in 1998 versus 1997 are as follows. Executive salaries were $308,679 for the six months ended June 30, 1998, compared to $542,698 for 1997. Advertising decreased from $860,722 to $465,838. The decrease of $394,884 is largely attributable to last years large expense in advertising
for the opening of the card rooms.   Professional fees were $305,103 compared
to $150,729 for the same period in 1997. This increase was primarily the result of litigation with Summer Jai Alai prior to settlement. Consulting fees increased from $174,100 to $426,708. This increase was primarily the result of the Chairman/CEO and the President of Florida Gaming salaries' replaced by management fees paid to Freedom Financial Corporation for their services. Former executives of World Jai-Alai were paid $164,000, pursuant to the purchase agreement. Travel and entertainment expense totaled $139,313 compared to $207,988 for the first six months of 1997. Travel expenses in 1997 were higher due to the travel associated with the cardroom development and the potential acquisitions. Another significant cost included is approximately $591,513 in payroll taxes for the six months ended June 30, 1998. Employee benefits increased to $450,186. Public relations expense decreased to $134,992. Property taxes decreased to $380,718. Insurance expense has increased to $331,841 for the six months ended June 30, 1998 compared to $239,243 for 1997. Public company costs including shareholder relations/information and filing fees increased to $101,524 from $81,471. This increase is largely attributable to the Preferred Stock issues.
Interest expense totaled $442,994 and $316,274 for the six month period ended June 30, 1998 and June 30,

1997, respectively. The $126,720 increase in interest expense was the result of the higher interest rate with Bank of Oklahoma after renegotiating and the increase in interest expense on the development loan at Tara Club Estates.

OPERATING EXPENSES 2ND QUARTER
The Company's operating expenses for the three months ended June 30, 1998 and
June 30, 1997  were $3,390,890 and $5,027,498 respectively.   Depreciation
and amortization expense for the three months ended June 30, 1998 and June 30, 1997, was $246,883 and $73,711 respectively. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending June 30, 1998 and June 30, 1997, were $1,579,753 and $1,633,284 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $367,037 for the three months ended June 30, 1998, compared to $576,587 for three months ended June 30,
1997.   The components of the 1998 total ($367,037) were $61,785 in ITW tote, interface, and telephone charges; $185,814 in totalizator equipment rental; $49132 in satellite charges and $70,306 in camera/television rental. Utilities expense totaled $269,790 and $285,489 respectively, for the three months periods ended June 30, 1998 and June 30, 1997. Program costs totaling $139,652 and $188,931, respectively, are also included in the total operating expenses for the three month periods ended June 30, 1998 and 1997. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $511,774 and $703,564 for the three month periods which ended June 30, 1998 and June 30, 1997, respectively. Operating payrolls and contract costs totaled $905,042 and $1,253,640 for the three month periods ended June 30, 1998 and June 30, 1997, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $905,042, $327,642 was mutuels payroll, $337,183 was maintenance payroll and $240,217 was security payroll. Maintenance expense for the three months ended June 30, 1998, totaled $109,890.

OPERATING EXPENSES SIX MONTHS ENDING JUNE 30, 1998
The Company's operating expenses for the six months ended June 30, 1998 and June
30, 1997  were $8,536,589 and $9,943,955 respectively.   Depreciation and
amortization expense for the six month period ended June 30, 1998 and June 30, 1997, was $ 493,879 and $291,722, respectively. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the six months ended June 30, 1998 and June 30, 1997, were $3,283,529 and $3,310,563, respectively, reflecting the expanded operation of two year-round schedules in Miami and Tampa and one and a half month's operation in Ocala compared to only four months of jai-alai operation at only the Ft. Pierce fronton during this same period in 1998.
Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $957,424, for the six months ended June 30,
1998, compared to $1,143,384 for six months ended June 30, 1997.   The
components of the 1998 total were $147,324 in ITW tote, interface, and telephone charges; $415,853 in totalizator equipment rental; $192,707 in satellite charges and $201,540 in camera/television rental. Utilities expense totaled $496,770 and $523,004 respectively, for the six months periods ended June 30, 1998 and June 30, 1997. Program costs totaling $285,649 and $355,996 respectively, are also included in the total operating expenses for the six month periods ended June 30, 1998 and 1997. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $1,248,624 and $1,476,489 for the six month periods which ended June 30, 1998 and June 30, 1997, respectively. Operating payrolls and contract costs totaled $2,274,525 and $2,527,031 for the six month periods ended June 30, 1998 and June 30, 1997, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $2,274,525, $776,703 was mutuels payroll, $704,086 was maintenance payroll, and $490,344 was security payroll. Maintenance expense for the six months ended June 30, 1998, totaled $270,365, compared to $307,029 for the six months ended June 30, 1997. A significant portion of the decrease in operating expenses can be attributed to the closing of the Miami Restaurant and the consolidation of concessions stands.

OTHER INCOME
The Company had net interest and other income of $161,129 and $514,368 for the three and six month period ended June 30, 1998, respectively, as compared to $144,392 and $211,561for the three and six month periods ended June 30, 1997. The bulk of this income for 1998 was generated from the sale of the North Miami Amateur facility, and $400,000 in non-refundable deposits for the sale of the Tampa Jai Alai property.

OTHER INFORMATION
The Nasdaq Stock Market, Inc. has informed the Company that Florida Gaming Corporation no longer qualifies for inclusion in the Nasdaq Stock Market, and is scheduled to be delisted at the close of business on August 21, 1998. The staff stated that its conclusion was based on the review of the Company's public filings and the Company's responses to staff comment letters. The Nasdaq staff was critical of transactions between FGC and its affiliates. The delisting of the Company's common stock from the Nasdaq Stock Market will likely make it more difficult to buy or sell shares. However, the Company has been advised by J.J.B. Hilliard, W.L. Lyons, Inc., an investment banking firm based in Louisville, Kentucky, that it intends to register with the NASD OTC Bulletin Board to continue as a market maker for the Florida Gaming Corporation common stock.

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

SUMMARY OF OPERATIONS
The Company had a net loss of $985,605 or .19 per common share, for the three months ended June 30, 1998, compared to a net loss of $717,753 or $0.15 per common share for the three month period ended June 30, 1997. The Company had a net loss of $898,502 or .18 per common share, for the six months ended June 30, 1998, compared to a net loss of $509,250 or $0.11 per common share for the six month period ended June 30, 1997. The increased loss for the quarter ended June 30, 1998 was primarily caused by the factors discussed above. These numbers do not include revenues for the Miami facility for the period May 1, 1998 through June 30, 1998, since the facility is operated by the Summer Partnership during the quarter ended June 30, 1998. In the same period in 1997, the Summer Partnership did not start until July 1, 1997.


LIQUIDITY AND CAPITAL RESOURCES

The balance of the Company's cash and cash equivalents at June 30, 1998 was $238,963. At June 30, 1998, the Company had a decrease in working capital of approximately $584,646 from December 31, 1997. The decrease was primarily the result of a decrease in the cash and cash equivalents.

During the six months ended June 30, 1998, net cash provided by in the Company's operating activities was $321,836. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Fronton operations. Principal revenues were from net pari-mutuel wagering commissions on live jai-alai and ITW events.

During the six months ended June 30, 1998, cash flow provided by investing activities was $459,696.

During the six months ended June 30, 1998, cash flow used in financing activities was $787,664. The bulk of these funds represent principal pay downs on the Bank of Oklahoma first mortgage.

During the prior year the working capital needs of the Company had been met primarily through its financing activities, including the issuance of convertible preferred stock and the exercise of options previously granted to Freedom.

As indicated above, on March 11, 1998, the Company sold certain excess property in North Miami for $487,000. The bulk of the proceeds from this sale were paid to the Bank of Oklahoma. The Company had previously reported with the filing of its Form 10KSB that it was two payments in arrears on the Bank of Oklahoma obligation. The Company and the bank signed a modification agreement dated May 1, 1998, and as of the date of this report the Company is current on its obligation to the Bank of Oklahoma. The modification amends the payment schedule to monthly payments of interest only, which have been timely made, until such time as the Tampa facility transaction has been closed or the loan matures in September, 1998. The Company has also settled a stock guarantee payable to Graham Road Holdings ("GRH") by executing a short-term note for $249,016 as satisfaction of this obligation. As of the date of this filing, a verbal agreement was reached with the Seller to extend all obligations related to the note until the closing of the sale of the Tampa Jai-Alai property. As of March 31, 1998, the inter-company receivable from Freedom Financial had been reduced to $180,000 from $233,000 at year-end 1997. In late April of 1998, this balance increased to approximately $400,000. On June 22, 1998, Freedom Financial paid off the receivable in full and paid interest at 2% over prime. Freedom paid $357,122.56 in cash and contributed $84,000 in face amount of the Series F Preferred Stock it held.

The 1996 real estate taxes of approximately $458,000 were past due as of March 31, 1998. Other tax payments, approximately 200,000, and an escheated outs payment of $109,000 due to the state of Florida are currently in arrears. The Company has discontinued its consulting payments to Mr. Wheeler and Mr. Donovan. Real estate taxes totaling approximately $500,000 for 1997 are currently due and payable. The $500,000 Wheeler-Phoenix note assumed when the assets of WJA were acquired is currently in default; the Company is currently negotiating with Mr. Wheeler to cure the default. Both Mr. Wheeler and Mr. Donovan have filed suit in Dade County, Florida, relative to payments, which they contend are due pursuant to the consulting agreements, and the note with respect to Mr. Wheeler. The Company is presently defending these suits.

In November and December of 1997, the Company raised $3.0 million via the issuance of Series G Preferred Stock. The Company is obligated to file a registration statement (the "Series G Registration Statement") covering the resale of the shares of Common Stock issuable on conversion of the Series G Preferred Stock (the "Series G Conversion Shares") and to use its best efforts to cause the Series G Registration Statement to become effective. In the event of a Registration Default (as defined below), then the Company shall pay as liquidated damages to each holder of Series G Preferred Stock an amount equal to 1% of the liquidation preference of the Series G Preferred Stock for the first 30 day period after May 25, 1998 (or pro rata portion thereof) and 2% of the liquidation preference of the Series G Preferred Stock for each 30 day period thereafter (or pro rata portion thereof) that there continues to be a Registration Default, in cash ratably according to the number of Series G Preferred Stock held by each holder, immediately payable following the occurrence of such Registration Default. A "Registration Default" means if (i) the Series G Registration Statement has not been declared effective by May 25, 1998, (ii) within the first 30 days following May 25, 1998, the Company postpones the filing of the Series G Registration Statement or allows such Series G Registration Statement to fail to be effective and usable, or elects that such Series G Registration Statement not be usable for a reasonable period of time, but not in excess of 90 days, or
(iii) the Series G Registration Statement is filed and declared effective but shall thereafter cease to be effective (without being succeeded immediately by an additional registration statement filed and declared effective) for a period of time exceeding 45 days in the aggregate per year. The Company has not yet filed the Series G Registration Statement . The Company has entered into agreements with six (6) of the seven (7) holders of the Series G Preferred Stock covering an aggregate of $1,000,000 face amount, to repurchase the shares by using the proceeds of the anticipated sale of the Tampa Jai-Alai real estate. The Company is presently negotiating with the one remaining Series G Preferred Stockholder to repurchase the remaining shares having a face amount of $2,000,000. There can be no assurance that an agreement will be reached with the remaining holder, on the terms and conditions of such agreement.

The Company's cash flow is not currently adequate to meet its debts and other obligations as they come due. The Company is currently evaluating its alternatives to improve its cash flow, including the sale of selected excess real estate and other assets and the refinancing of its indebtedness using its real estate holdings as collateral. On January 8, 1998, the Company entered into an agreement with Monroe's Prestige Group, Inc. ("MPG"), a real estate development company based in Tampa, Florida, which provided MPG with a ninety day inspection period during which MPG elected to purchase for $8.3 million in cash, the land and improvements where the Company's Tampa, Florida, gaming operations are located. A copy of this agreement was filed with the Company's Current Report on Form 8-K/A dated February 9, 1998. MPG has determined to proceed with the purchase and the closing; if the closing occurs, it will likely be in the third quarter of 1998. The proposed transaction does not include the Company's gaming permit which may be available for use at a different facility in Hillsborough County, Florida. On April 20, 1998 the Company received a non-refundable $200,000 deposit from MPG on this property. In July and August the Company received another $200,000 in non-refundable deposits, making a total of $400,000 in non-refundable deposits. The Company has been informed that the anticipated closing date is sometime between August 17th, and August 28th, 1998.

This report contains forward-looking statements under the Private
Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the forward-looking statements are based upon reasonable assumptions, there can be no assurance that the forward-looking statements will prove to be accurate. Factors that could cause actual results to differ from the results anticipated in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company operates); competition for the company's customers from other providers of entertainment and gaming opportunities; government legislation and regulation (which changes from time to time and over which the Company has no control); material unforeseen complications related to addressing the Year 2000 Problem experienced by the Company, its suppliers, and governmental agencies; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. The Company undertakes no obligation to republish forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                            PART II - OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS.

          On March 6, 1998, Richard P. Donovan filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Florida Gaming Centers, Inc. ("Centers"), a subsidiary of the Company. Mr. Donovan claims a breach by Centers of the Consulting and Non-Competition Agreement entered into on December 31, 1996 between Mr. Donovan and Centers. Mr. Donovan requests judgment against Centers for compensatory damages, including $1,053,000 due for consulting services through the term of the agreement and $56,000 due for life insurance premiums for the term of the agreement, together with prejudgment interest, attorneys' fees, costs and such other relief as the Court deems just and proper. The Company has filed an Answer to the Complaint and the trial is currently scheduled for January 1999. The Company and Mr. Donovan are currently engaged in discussions concerning these issues. The Company is presently defending this suit.

          On March 10, 1998, Roger M. Wheeler, Jr. and Wheeler-Phoenix, Inc. filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Centers and the Company. Mr. Wheeler claims that Centers breached the Consulting and Non-Competition Agreement entered into on December 31, 1996 between Mr. Wheeler and Centers. Mr. Wheeler asserts that the Company guaranteed the performance of Centers.
          Mr. Wheeler requests judgment in the amount of $675,000 due for consulting services through the term of the agreement, together with prejudgment interest, attorneys fees, costs and such other relief as the Court deems just and proper. In addition, Wheeler-Phoenix, Inc. has alleged that Centers has failed to make payments due under a promissory note in the principal amount of $500,000. Wheeler-Phoenix has requested judgment in the amount of $500,000, together with prejudgment interest accrued up to the time of judgment, attorneys' fees, costs and other relief as the court deems just and proper. The Company has filed an Answer and the trial is currently scheduled for January 1999. The Company is currently engaged in discussions with Mr. Wheeler concerning these issues and expects to renegotiate a payment schedule with respect to amounts due under the agreement, although there can be no assurance that such a revised payment schedule will be obtained. The Company is presently defending this suit.

Item 2.   CHANGES IN SECURITIES.

          (a)  Not applicable.

          (b)  Not applicable.

          (c) On April 22, 1998, the Company issued an additional 86,196 shares of Common Stock upon the conversion of 100 shares of Series B Preferred Stock. No underwriters were used in any of these conversions. The shares were issued in accordance with
               Section 3(a)(9) of the Securities Act of 1933.

          (d)  Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

          During the quarter the Company was in default on principal and interest to the Bank of Oklahoma. These defaults were cured with payments from the proceeds from the sale of the North Miami property, additional payments and the execution of a Modification Agreement dated May, 1, 1998. For further detail describing this credit facility, the default, and the cure of the default as of the filing of this report refer to the Modification Agreement set forth at Item # 6, Exhibit #1 of the Form 10-QSB for the quarter ended March 31, 1998.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

Item 5.   OTHER INFORMATION.

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.


          (a)  LIST OF EXHIBITS FILED.

               Exhibit 1 -  Bank of Oklahoma Modification Agreement dated May 1,
                            1998. Incorporated by reference to Exhibit 1 of the Form 10-QSB for the quarter ended March 31, 1998.

               Exhibit 2 -  Amendment to Monroe Prestige Group Purchase
                            Agreement dated April 20, 1998. Incorporated by reference to Exhibit 2 of the Form 10-QSB for the quarter ended March 31, 1998.

               Exhibit 3.1- Graham Road Mortgage Modification dated April 22,
                            1998. Incorporated by reference to Exhibit 3.1 of the Form 10-QSB for the quarter ended March 31, 1998.

               Exhibit 3.2- Graham Road Mortgage Note dated April 22, 1998.
                            Incorporated by reference to Exhibit 3.2 of the Form 10-QSB for the quarter ended March 31, 1998.

               Exhibit 27 - Financial Data Schedule.

           (b) REPORTS ON FORM 8-K.

               No Form 8-K Current Reports were filed during the quarter ended June 30, 1998.

                           FLORIDA GAMING CORPORATION
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FLORIDA GAMING CORPORATION
                                       ---------------------------------------
                                       (Registrant)


Date: August 14, 1998                         By: /s/ W. B. Collett
     -------------------------                   -----------------------------
                                                 W.B. Collett
                                                 Chairman of the Board and Chief
                                                 Executive Officer
                                                 (Principal Financial Officer)