Form 10QSB
period 1998-09-30
FLORIDA GAMING CORP
filed 1998-11-16
CIK 312065

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                F O R M 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended September 30, 1998

                         Commission file number 0-9099



                          FLORIDA GAMING CORPORATION
                          --------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                  59-1670533
             --------                                  ----------
   (State or other Jurisdiction of         (IRS Employer Identification No.)
   Incorporation or Organization)


           3500 NW 37TH AVENUE, MIAMI, FLORIDA          33142-0000
           -----------------------------------          ----------
        (Address of principal executive offices)        (Zip code)


      Registrant's telephone number, including area code  (305) 633-6400

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

  5,782,250   shares of the issuer's Common Stock were outstanding as of the latest practicable date, November 13, 1998
                Transitional Small Business Disclosure Format:

                          YES                      NO      X
                                 -----                   -----

                                FLORIDA GAMING
                                  CORPORATION

                             INDEX TO FORM 10-QSB





                                                                                                     PAGE NUMBER
                                                                                                     -----------
PART I.           FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of  September 30, 1998 (unaudited) and December 31, 1997  ............................       3


Statements of Operations (unaudited) for  Three Months and Nine Months ended September 30, 1998 and 1997       5


Statements of Cash Flows (unaudited) for the Nine Months ended September 30, 1998 and 1997 .............       6

Notes to Financial Statements (unaudited) ..............................................................       7


Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations ........................................................      15


PART II.  OTHER INFORMATION ............................................................................      23


SIGNATURES .............................................................................................      25

PART I.  FINANCIAL INFORMATION

ITEM 1.



                         FLORIDA GAMING CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                                                             Sept. 30,        December 31,
                                                                               1998               1997
                                                                           ------------       ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents  (Note 2)................................      $    909,871       $  1,042,110
  Accounts receivable & current portion of notes receivable (Note 11)           998,087          1,174,837
  Inventory (Note 2) ................................................            52,552            142,257
  Prepaid and other expense .........................................           179,475             75,643

                                                                           ------------       ------------
       Total current assets                                                $  2,139,985       $  2,434,847

PROPERTY AND EQUIPMENT:

  Land  (Notes 2,7and 8 ) ...........................................      $  8,507,946       $ 12,451,389
  Buildings and Improvements ........................................         8,097,922         11,313,654
  Furniture, fixtures and equipment .................................         1,782,570          2,136,270

                                                                           ------------       ------------
                                                                           $ 18,388,438       $ 25,901,313
  Less accumulated depreciation .....................................        (1,538,285)        (1,188,054)
                                                                           ------------       ------------

                                                                           $ 16,850,153       $ 24,713,259
                                                                           ------------       ------------

REAL ESTATE  DEVELOPMENT ............................................         6,232,229          6,451,444

OTHER ASSETS ........................................................           540,343            413,820
                                                                           ------------       ------------
                                                                           $ 25,762,710       $ 34,013,370
                                                                           ------------       ------------
                                                                           ------------       ------------

                          FLORIDA GAMING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (continued)

                                                                                           September 30,      December 31,
                                                                                               1998              1997
                                                                                           ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses (Note 2) ....................................      $  6,124,909       $  8,074,406
  Short-term borrowing and current portion of long-term debt ........................           613,056          6,845,381
                                                                                           ------------       ------------
              Total current liabilities .............................................      $  6,737,965       $ 14,919,787

LONG-TERM LIABILITIES
  Long-term portion note payable ....................................................         4,362,728          1,779,915

STOCKHOLDERS' EQUITY (See Notes 2,4,5,6, and 7):

  Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized, 34,435 shares issued and outstanding at
    September 30, 1998 and December 31, 1997 ........................................             3,443              3,443

  Class B convertible preferred stock; convertible to common stock, 5,000 shares authorized; 195 shares issued and outstanding at September 30,
    1998 and 445 shares issued and outstanding at December 31, 1997, respectively ...                20                 45

  Class C 8% cumulative convertible preferred stock, convertible to common stock, 5,000 shares authorized; 100 shares issued and outstanding at
    September 30, 1998 and 150 shares issued and outstanding December 31, 1997.......                10                 15

  Class E 8% cumulative convertible preferred stock,  2,000 shares authorized; 1,950 shares  issued and outstanding at September 30,1998 and 2,000 shares  issued and
    outstanding in at December 31, 1997 .............................................               195                200

  Class F 8% cumulative convertible preferred stock,  2,500 shares authorized; 2,000 shares issued and outstanding at September 30, 1998 and 2,084 shares issued and
    outstanding at December 31, 1997 ................................................               200                208

  Class G 5% cumulative convertible preferred stock,  5,000 shares authorized; 3,000
    shares issued and outstanding at September 30, 1998 and  December 31, 1997 ......               200                300

  Common stock, $.10 par value, authorized 15,000,000 shares, 5,782,250 issued and outstanding at September 30, 1998, and 5,620,057 shares issued
    and outstanding at December 31, 1997 ............................................           578,225            562,006
Capital in excess of par value ......................................................        38,226,515         43,184,670
Accumulated deficit .................................................................       (24,146,791)       (26,437,219)
                                                                                           ------------       ------------

              Total stockholders' equity ............................................        14,662,017         17,313,668
                                                                                           ------------       ------------

              Total liabilities and stockholders' equity ............................      $ 25,762,710       $ 34,013,370
                                                                                           ------------       ------------
                                                                                           ------------       ------------

   The accompanying notes are an integral part of these financial statements.

                           FLORIDA GAMING CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                     --------------------------------      --------------------------------
                                                     September 30,      September 30,      September 30,      September 30,
                                                         1998                1997              1998               1997
                                                     ------------       ------------       ------------       -------------
HANDLE:
Jai-Alai ......................................      $  1,598,624       $  6,070,069       $ 38,964,200       $  60,484,796
Inter- Track Wagering (ITW) ...................        14,293,567         13,713,488         46,553,032          42,690,426
                                                     ------------       ------------       ------------       -------------
  Total Pari-Mutuel Handle ....................      $ 15,892,191       $ 19,783,557       $ 85,517,232       $ 103,175,222
                                                     ------------       ------------       ------------       -------------
                                                     ------------       ------------       ------------       -------------

REVENUE:
On Site Mutuel Revenue, Net of
Pari-Mutuel taxes to State of Florida .........      $    374,876       $  1,211,417       $  6,660,928       $  10,190,036
Inter-Track Mutuel Commissions ................         1,239,345          1,220,115          4,182,500           3,859,616
                                                     ------------       ------------       ------------       -------------
  Net Pari-Mutuel Revenue .....................      $  1,614,221       $  2,431,532       $ 10,843,428       $  14,049,652

Cardroom Income ...............................             9,579            206,291            405,010             305,941
Admissions Income .............................            48,481             86,800            270,406             412,399
Programs, Food, Beverage and Other ............           681,517            826,130          3,004,144           3,113,007
                                                     ------------       ------------       ------------       -------------
  Total Operating Revenue .....................      $  2,353,798       $  3,550,753       $ 14,522,988       $  17,880,999
                                                     ------------       ------------       ------------       -------------
                                                     ------------       ------------       ------------       -------------

COSTS AND EXPENSE:
Operating .....................................      $  1,515,106       $  2,920,008       $ 10,051,695       $  12,863,963
General and Administrative ....................         1,426,949          1,852,864          6,061,176           6,645,909
Depreciation & Amortization ...................           226,727            191,269            720,606             482,991
Summer Jai-Alai ...............................          (191,042)            31,912           (154,864)             54,247
                                                     ------------       ------------       ------------       -------------
  Total Costs and Expense .....................         2,977,740       $  4,996,053       $ 16,678,613       $  20,047,110
                                                     ------------       ------------       ------------       -------------
  Net Income (Loss) From Operations ...........      ($   623,942)      ($ 1,445,300)      ($ 2,155,625)      ($  2,166,111)
                                                     ------------       ------------       ------------       -------------
                                                     ------------       ------------       ------------       -------------

OTHER INCOME (EXPENSES)
  Interest and Other Income ...................          (315,859)            55,517            (33,936)            267,079
  Gain on Sale of Fixed Assets ................           641,819                               993,077
  Reserved Loss ...............................                             (322,193)                              (322,193)
                                                     ------------       ------------       ------------       -------------
  Net Income (loss) ...........................      $   (297,982)      $ (1,711,976)      $ (1,196,484)      $  (2,221,225)
                                                     ------------       ------------       ------------       -------------
                                                     ------------       ------------       ------------       -------------

Earnings (loss) per  Common Share .............      $      (0.05)      $      (0.32)      $      (0.21)      $       (0.45)
Earnings per  Common Share (diluted See Note 4)               N/A                N/A                N/A                 N/A
Weighted Avg. Common Shares Outstanding .......         5,782,250          5,369,594          5,743,498           4,918,200

  The accompanying notes are an integral part of these financial statements.

                          FLORIDA GAMING CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          For the Nine Months Ended
                                                                                       -------------------------------
                                                                                       September 30,     September 30,
                                                                                           1998              1997
                                                                                       -------------     -------------
Cash flows from operating activities:
Net  Loss........................................................................      $(1,196,484)      $(2,221,225)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization .................................................          720,605           482,991
  Gain on sale of assets ........................................................         (993,076)               --
  Equity in earnings of Summer Jai-Alai .........................................         (154,864)           54,247
  Change in Accounts receivable, net ............................................          176,750          (400,349)
  Change in Prepaid expenses and other current assets ...........................         (103,832)         (369,474)
  Change in Other assets ........................................................          (26,941)          (67,932)
  Change in Inventories .........................................................           89,705            76,511
  Change in Accounts payable and accrued expenses ...............................       (1,135,852)        2,206,092
                                                                                       -----------       -----------
      Total adjustments .........................................................       (1,427,505)        1,982,086

    Net cash used in operating activities .......................................      ($2,623,989)      $  (239,139)

Investing activities:
    Loan to affiliated company ..................................................                0          (927,966)
    Proceeds from sales of property .............................................        8,377,600               -0-
    Capital Expenditures ........................................................           32,474        (2,627,677)
                                                                                       -----------       -----------

    Net cash provided by (used in) investing activities .........................      $ 8,410,074       ($3,555,643)

Financing activities:
    Net proceeds from borrowing (Repayment of Borrowings) (Note 8) ..............      ($3,666,011)         (440,366)
    Convertible Bond Issue ......................................................               --         1,200,000

    Stockholders Equity:
      Issuance (Redemption) of Preferred and Common Stock .......................       (1,455,166)        2,930,646
                                                                                       -----------       -----------

      Net cash provided by (used in) from financing activities...................      ($5,121,177)      $ 3,690,280
                                                                                       -----------       -----------

NET INCREASE (DECREASE) IN CASH .................................................      $   664,908       $  (104,502)

CASH AND EQUIVALENT AT BEGINNING OF YEAR ........................................      $   244,963       $   907,527
                                                                                       -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF QUARTER .....................................      $   909,871       $   803,025
                                                                                       -----------       -----------
                                                                                       -----------       -----------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest ....................................................................      $   596,367       $   408,423

   The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS
FLORIDA GAMING CORPORATION
September 30, 1998
(unaudited)

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

COMPANY BACKGROUND: Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce, Miami, and Ocala, Florida. The Company also conducts Inter Track wagering (ITW) on Jai Alai, horse racing and dog racing from its Ft. Pierce and Ocala Jai Alai facilities. On November 26, 1997, the Company acquired Tara Club Estates ("Tara"), a residential and commercial real estate development in Walton County, Georgia. The Company intends to complete the development and market the property.

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

REAL ESTATE HELD FOR EXPANSION: The Company's investment in undeveloped land held for resale near its existing Jai Alai frontons ($1,617,495 at December 31, 1997 and September 30, 1998) is carried at cost and is included with land under property, plant and equipment in the accompanying balance sheets.

INVENTORY: The Company's inventory, comprising food and beverage products and souvenirs, is stated at the lower of cost or market.

PARI-MUTUEL WAGERING: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and offsite Inter-Track Wagering ("ITW") events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions.

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

(3)  INCOME TAXES

At December 31, 1997, the Company had tax net operating loss (NOL) carryforwards of approximately $14,000,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2013. However, $9,000,000 of the Company's NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $95,000 per fiscal year under Section 382 of the IRC because Company stock purchased by Freedom Financial Corporation was considered a change in ownership under the "deemed exercise rule" of IRC Section 382. As a result, only the net operating losses attributable to the period after the "change in ownership" (approximately $5,000,000) are not subject to the Section 382 limitation.

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

(4) INCOME PER COMMON SHARE

The net loss per common share was calculated based upon net loss attributable to common stock shareholders and the weighted average number of outstanding common shares (5,782,250 and 5,369,594 for the three months ended September 30, 1998, and 1997, respectively). Weighted average outstanding common shares for the nine months ended September 30, 1998, and 1997, were 5,743,498 and 4,918,200, respectively. Options and convertible securities were not included in the computations of loss per shares for these periods because their inclusion would be anti-dilutive. Refer to the Company's latest annual report on Form 10-KSB/A for more information on outstanding options, warrants, and conversion features of preferred stock.

(5) PREFERRED STOCK

The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. Class A preferred stock dividends totaled $30,971 and $31,040 during 1997 and 1996 respectively. These dividends were paid by the issuance of 9,577 common shares and $20 cash in lieu of fractional shares in 1997 and 5,164 common shares and $49 cash in lieu of fractional shares in 1996. On September 21, 1998, the Company declared a dividend on shares of the Class A preferred that were issued and outstanding at the close of business on September 21, 1998.

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

The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration to be received by the Company upon initial issuance of each share of the Series B stock is $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. On December 15, 1995, the Board of Directors reserved 600,000 shares of the Company's common stock for issuance upon conversion of the Series B preferred stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. During 1996, the Company issued 2,300 Series B shares at $925 per share and 2,707.5 Series B shares were converted to 473,588 shares of common stock. During 1997, 1547.5 Series B shares were converted to 295,951 shares of common stock.
During the nine months ending September 30, 1998, 150 Series B shares were converted to 113,466 shares of common stock.

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

During 1996, the Company issued 550 Series C shares at $1,000 per share. During 1997, 400 Series C shares were converted to 144,518 shares of common stock. During the nine months ending September 30, 1998, 50 Series C shares were converted to 23,551 shares of common stock.

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

During 1997, the Company issued 2,000 Series E shares at $1,000 per share. During the nine months ending September 30, 1998, 50 Series E shares were converted to 25,176 shares of common stock.

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

During 1997, the Company issued 3,000 Series G shares at $1000 per share or $3,000,000 face amount. During the period from August 25, 1998 to November 4, 1998, the Company repurchased all $3,000,000 face amount of the Series G shares in exchange for approximately $1,560,000 in cash and a two-year unsecured promissory note for $2,000,000 bearing interest at twenty percent (20%) per annum. There are no principal payments due on the note for twenty-four (24) months unless certain properties are sold or re-financed by the Company. Interest on the note is payable monthly Pursuant to the terms of the repurchase agreements, the Company is no longer required to file a Registration Statement for the Series G Preferred Stock.

The Class A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock, the Series E Preferred Stock, and the Series F Preferred Stock are all equal in rank with respect to the payment of dividends and with respect to the distribution of assets upon liquidation of the Company.

(6)   COMMITMENTS AND CONTINGENCIES

CASINO AMERICA: On October 4, 1994, the Company entered into a letter of intent (the "Letter of Intent") with Casino America, Inc. ("Casino America") to form a joint venture (the "Joint Venture") to build and operate a casino at its Ft. Pierce Fronton ("the Fronton"). Casino America owns and operates riverboat and dockside casinos located in Mississippi and Louisiana. If the Joint Venture to build a flea market at the Fort Pierce facility is formed before passage of an amendment to the Florida Constitution to permit casino gaming at the Fronton, the Company will contribute its interest in the Fronton to the Joint Venture with a credit to its joint venture capital account of $5,000,000. Casino America will contribute up to $2,500,000, as needed, to construct a 100,000 square foot indoor facility suitable for a casino or flea market. The Company contends that Casino America is in default of the Letter of Intent since they failed to contribute the $2,500,000 as needed, to construct a flea market facility. .If casino gaming is not permitted in Florida by 2000, Casino America has a continuing option to convert the money contributed to the Joint Venture to a promissory note from the Joint Venture payable in equal annual payments over a ten year period with interest at 8% per annum. If casino gaming is permitted at the Fronton by 2000, the value of the assets contributed by the Company to the Joint Venture will be adjusted to increase the Company's capital account up to $22,500,000. Casino America would fund its capital account on an as needed basis up to $22,500,000. All profits and losses of either Joint Venture will be allocated between the partners based upon capital accounts.

The Letter of Intent provides that Casino America will be the manager of the casino and all casino-related improvements. The Company will manage the operation of the jai-alai fronton, inter track wagering and all other non-casino related activities. Each corporation will receive a management fee based on costs. The Letter of Intent provides that Casino America has the exclusive right to enter into a Joint Venture with the Company for six years and Casino America has a right of first refusal to enter into other potential gaming opportunities in Florida with the Company for such period and during the term of the Joint Venture. The formation of the Joint Venture is subject to certain conditions, including the satisfactory completion of due diligence by Casino America, the receipt of all required regulatory approvals, the approval of each partner's board of directors, the execution of a definitive joint venture agreement, and the approval of the Company's stockholders, if required by law. Either party may terminate discussions in connection with the Joint Venture and neither party shall have any liability to the other, except as otherwise specified in the Letter of Intent. The Company has taken the position that Casino America is in default on a continuing basis of the Letter of Intent since Casino America failed to contribute its share of capital ($2,500,000) to build a flea market at Fort Pierce.

Freedom Financial Corporation has informed the Company that Casino America has purchased 22,500 shares of Freedom's 7% Series AA Mandatory Redeemable Preferred Stock (the "Series AA Stock"). The Series AA Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and possible passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Series AA Stock is convertible into a minimum of 150,000 shares and a maximum of 300,000 shares of the Common Stock. Casino America is the sole holder of Series AA Stock. On October 12, 1994, Freedom purchased 300,000 shares of Common Stock from the Company by partial exercise of its option to purchase up to 1,630,000 shares (at that date) of the Company's Common Stock at an exercise price of $1.25 per share. In 1997, Freedom purchased an additional 425,000 shares of common stock pursuant to the same option. Freedom's remaining option to purchase 905,000 shares of the Company's Common Stock expired on March 31, 1998. Freedom now owns directly 1,652,480 shares of the Company's 5,782,250 shares of issued and outstanding Common Stock as of September 30, 1998.

REGISTRATION RIGHTS: The Company has committed upon certain terms and conditions, to register for resale, certain shares held by other parties, allowing those shares to be publicly traded. The Company intends to use reasonable efforts to comply with these commitments.

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
                                                      ----------
                                                      $1,650,000
                                                      ----------
                                                      ----------

STOCK APPRECIATION GUARANTEES: In connection with the purchase of real estate adjoining the Ft. Pierce property, the Company issued 47,336 shares of its $.10 par value common stock having a quoted market value of $3.10 on the date of issue. Certain relevant provisions of the real estate purchase agreement included the Company's guarantee of the appreciation in value of such stock are as follows:

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

In addition to the Company's guarantee, Freedom Financial Corporation provided a similar guarantee as a further inducement to the seller of the real estate. Based on the closing price of the Company's common stock at the end of the three year period in 1997 ($3.00), a payment of $284,016 became due under the guarantee. This amount is included as an accrued expense in the accompanying 1997 balance sheet. Of this amount, $217,000 was recorded as additional purchase price of the subject real estate with the difference ($67,000) charged to interest expense based on the time value of the money paid over the three
years.   During the month of September, 1998, the Company paid the stock guaranty payment in full.

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

SUMMER JAI ALAI: The Company is a partner in "The Summer Jai Alai Partnership" or "SJA" and operates certain live Jai Alai dates annually on behalf of the partnership. The partnership was formed in 1980 pursuant to an Operator's Agreement and Fronton Lease. The 1996 summer season resulted in an operating loss and the Company made demand upon its partners for their respective shares of the losses and to fund a "money bank " and "operations bank" for SJA's 1997 summer season. Neither request was honored and as a result, the Company filed suit against the partnership to collect on the 1996 losses on July 20, 1997. This lawsuit was amended on February 20, 1998 seeking damages from the partners for breaching the Operator's Agreement and Fronton Lease. At December 31,1997, the Company was carrying a balance due from its SJA partners of $468,372.

On June 11, 1998, a settlement agreement covering certain operational issues was executed by the Company and other members of SJA which, among other things,

1.  Continues the existence of the partnership;
2. States that the Summer Jai-Alai season (May 1, 1998 to November 28,1998) will be operated by the Company at it's own risk and for its own benefit. Provided, however, that if net profits for the 1998 Summer Season exceed $250,000, then, in that event, the other members of SJA will be paid a total of $50,000 for the 1998 Summer Season.
3. States that the Company will pay one of the SJA partners about $110,000 for monies owed for ITW payments previously held by the Company as a potential off-set of claims made in the suit.
4. States that the Company will have the right, subject to State Approval, to operate the 1999 Summer Season for its own benefit, provided that the tax credits available for the 1998 Summer Season have not been exhausted.

Effective July 1, 1998, legislation was passed by the state of Florida by which Summer Jai-Alai was granted a tax credit of $922,000. SJA expects to utilize the tax credits during the 1998 SJA Season. SJA credited the Company's capital account for the amount due the Company at December 31, 1997. The Company has reclassified its' receivable from SJA to investment accounts consistent with SJA's treatment of the offsetting payable.

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

During 1997, the Company discontinued the required payments under the above consulting agreements because of inadequate working capital, and the continuing lack of performance by the individuals pursuant to their obligations under the consulting agreements. Delinquent payments totaling $96,000 are included in the accompanying balance sheet as accrued expenses.

(8)  SALE OF TAMPA JAI-ALAI

On September 8, 1998, the Company sold the Tampa Jai-Alai facility for 8.3 million. The sale was pursuant to an agreement dated January, 1998, between the Company and Monroe's Prestige Group, Inc. ("MPG"), a real estate development company unaffiliated with the Company and based in Tampa, Florida. The terms of the sale were determined through arms-length negotiations with MPG. The sale did not include the Company's Tampa gaming permit which remains available for possible use at a different Hillsborough County, Florida facility.

The Company's costs associated with the transaction totaled $1,237,779. These costs consisted of commissions, property taxes, legal fees, and other expenses related to the closing of operations. The Company was required by the Bank of Oklahoma to apply $3,084,465 of the proceeds received from the sale of the Tampa Jai-alai facility toward its related first mortgage obligations to the Bank of Oklahoma.

The Company received an additional $125,000 for vacating the property by November 1, 1998.

For further information regarding the sale, please refer to the Company's Form 8-K dated September 8, 1998.

(9) REAL ESTATE DEVELOPMENT

On November 26, 1997, Florida Gaming Corporation (the "Company") acquired substantially all of the assets of Interstate Capital Corporation (ICC), a wholly-owned subsidiary of Freedom Financial Corporation (Freedom). The assets consisted of 23 acres of certain partially improved commercial properties and a residential real estate development containing about 250 single family residential lots, called Tara Club Estates (collectively, "Tara" or the "Properties"), all of which are situated in Loganville, Walton County, Georgia. As consideration for the purchase, the Company paid ICC $6,473,265 as follows:
(i) the Company issued to ICC 2,084 shares of Series F 8% Convertible Preferred Stock (the "Series F Preferred Stock") at a stated value of $1,000 per share (convertible into the Company's common stock ("Common Stock") on the basis of 296.6689 shares of the Company's Common Stock for each $1,000 of stated value of the Series F Preferred Stock), (ii) the Company assumed $1,181,102 of first mortgage promissory notes to two commercial banks secured by the properties purchased, and (iii) the Company canceled $3,208,163 owed by Freedom to the Company.

The Company accounted for the acquisition of ICC's assets using the purchase method of accounting. The total purchase price was $6,473,265 comprising the above indebtedness cancellation, debt assumption and preferred stock. In accordance with generally accepted accounting principles, the purchase price was allocated to the assets acquired based on their fair value at the date of acquisition. Management estimated fair value using independent appraisals or other cost information with respect to the individual assets.

The Company's real estate development activities will comprise a separate segment of its operations. Because the development was acquired in late 1997, the Company had virtually no income or expenses attributable to this segment of its business. The Company has engaged a professional real estate management and marketing company to assist with the advertising and marketing program for the sale of developed residential lots and commercial property.

(10) RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching. The Company's costs for matching employee contributions totaled $139,800 during 1997.

(11) RELATED PARTY TRANSACTIONS

In addition to loans made to Freedom under the credit facility referred to in
Note 9(iii) above, the Company provided working capital advances to Freedom and made payments to third parties on Freedom's behalf throughout 1997. These third party payments comprised transfers totaling approximately $582,000 to Freedom's brokerage margin account, which funds were used by Freedom to cover "margin calls" made by the brokerage firm as the value of Freedom's collateral in the margin account decreased in value. The collateral consisted of Florida Gaming common stock acquired by Freedom during 1997 pursuant to Freedom's exercise of options. The Company also advanced approximately $118,000 directly to Freedom through this open account during the year. Freedom made payments to the Company during 1997 totaling $259,500 as a reimbursement of these advances and Freedom also incurred expenses and on behalf of the Company totaling approximately $207,500 which were credited to Freedom's open account. The remaining balance in the open account of $233,034 is included in the accompanying 1997 balance sheet as a non-current advance to a related party. Freedom Financial paid off the inter-company receivable in full plus interest at 2% above prime on June 22, 1998.

Reference is made to Note 9 for details of the Company's purchase of certain real estate from Freedom.

During 1996, the Board of Directors established the Chairman's annual salary at $360,000, payable monthly. The Chairman had previously received no salary for a period of three (3) years. During 1997, the Chairman received 8 monthly payments of $30,000 consistent with the Board's directive. In September, 1997, the Company discontinued the salary payments to the Chairman and began paying $30,000 per month to Freedom Financial Corporation as a management fee in lieu of the salary. No written employment or consulting agreement exists between the Company and Freedom. Beginning November 1, 1997, the Company also discontinued salary payments of $9,000 per month to the President and began paying $8,000 per month to Freedom Financial Corporation as a management fee in lieu of Salary.

On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom with the loan to be represented by a promissory note (the "Company Note") bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company's wholly-owned subsidiaries, Florida Gaming Centers, Inc. ("Gaming Centers") and Tara Club Estates, Inc. ("Tara") and by a second lien on substantially all of the Company's other assets. The Note will be guaranteed by Gaming Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets. Freedom may partially fund the Company Note out of the proceeds of a loan from a commercial bank (the "Freedom Note"). The Freedom Note will bear interest at 13% per annum and must be personally guaranteed by W. Bennett Collett, the Company's Chairman and Chief Executive Officer. The Freedom Note will be secured by an assignment of the Company Note and the collateral securing the Company Note. The Company Note and the Freedom Note will be due on demand or one (1) year from date if not demand is made. Five points must be paid at the closing of the Freedom Note and a like amount will be paid at the closing of the Company Note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Florida Gaming Corporation (the "Company") currently owns and operates three jai-alai and inter-track pari-mutuel wagering facilities (each, a "Fronton," and collectively, the "Frontons") located in South and Central Florida. The Company's business consists primarily of its operations at the Frontons, which include, among other things, live jai-alai, inter-track pari-mutuel wagering ("ITW") on jai-alai, thoroughbred racing, harness racing, and dog racing, poker, dominoes, and the sale of food and alcoholic beverages. The Company also owns a fourth gaming permit which was previously operated in Hillsborough County (Tampa) Florida.

The Company's Fort Pierce and Ocala locations provide audio, video and Inter-Track Wagering ("ITW") on live inter-track and interstate broadcasting of horse racing, dog racing and jai-alai from around the State of Florida as well as the rest of the country. The Miami location receives limited ITW broadcasts, but broadcasts its jai-alai performances to other gaming facilities in Florida, certain other states, and Mexico. ITW provides significant additional revenue as well as providing additional entertainment for customers.

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

The consideration for the acquisition included (i) the cancellation of WJA Notes and related obligations acquired by the Company from the Bank of Oklahoma, NA, (ii) the retention by WJA of 200,000 shares of the Company's common stock owned by WJA, and (iii) a profit sharing arrangement described in more detail below. The Company assumed all liabilities of WJA arising in the ordinary course of the business, subject to certain limitations and exceptions. The Company also assumed the principal amount outstanding under a $500,000 promissory note owed to Wheeler-Phoenix, Inc., an affiliate of WJA with the terms of the promissory note amended to provide for repayment of principal over a ten year period following the closing in equal annual installments of $50,000 and an annual interest rate of 6%.

The profit sharing arrangement is based on the Subsidiary's net profits, as defined, before income taxes. The Company will pay WJA 20% of the cumulative net profits of the Subsidiary for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per year cap described below. The cumulative $1,000,000 cap is equal to the product of $1,000,000 multiplied by the number of years in the ten-year period completed, minus the sum of all amounts previously paid under the 20% profit sharing arrangement. In addition, if the Subsidiary has net profits in any calendar year during the ten-year period in excess of $5,000,000, but does not pay a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, the Subsidiary shall pay WJA 5% of the portion of the net profits on which the 20% payment is not made. No net profit payments will be due after the ten year period. If during the ten year period, the Subsidiary disposes of any of its significant assets or operations, then WJA would be entitled to receive an amount equal to ten percent of the Subsidiary's gain, if any, on the disposition.

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

CARD ROOM DEVELOPMENT.  Florida House Bill No. 337 (now known as section
849.086 of the Florida Statutes) became effective June 1, 1996. This legislation authorized card rooms at licensed pari-mutuel facilities beginning in January, 1997. The card rooms are administered and regulated by the Florida Department of Pari-Mutuel Wagering ("DPMW"). Games are limited to non-banked poker games and dominoes. Card room authorization is also subject to approval by the county commission in which the pari-mutuel facility is located. This same bill also authorized full-card simulcasting of races from out of state tracks such as Belmont, Meadowlands, Philadelphia Park, and Santa Anita. The Frontons in Fort Pierce and Ocala are currently carrying several of these signals. This legislation also reduced the pari-mutuel tax on handle from 5% to 4.25% at the Fort Pierce and Ocala frontons. The pari-mutuel tax at Miami was reduced from 5% to 3.85%.

In late 1996, the county governments of Dade County and Hillsborough County, Florida, passed legislation permitting card rooms to be operated by all pari-mutuel facilities located in those counties. As a result, the Company opened card rooms in Miami (on June 19th with 40 tables initially) and Tampa (on
May 22nd with 30 tables initially) during the second quarter of 1997. Pursuant to Florida Statute 849.086 the Miami facility conducts low stakes ($10 per hand) poker and dominoes at these facilities two hours prior to, during and two hours following live jai-alai performances. A rake of $.25 per person is the pari-mutuel's revenue from each hand dealt. Domino tables are rented at the rate of $1.50 per half hour per player. Florida state taxes are paid at 10% of this revenue and 4% of the revenues are paid to the Jai-Alai players.

The jai-alai industry generally has declined in the last several years due to increased gaming competition such as Indian Gaming, gambling cruise ships, commercial bingo operations and the state-wide lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in jai-alai's home markets. Average state-wide on-track handle per performance for the state of Florida fiscal years ended
June 30, 1997, 1996 and 1995 was approximately $67,922, $79,004 and $87,512, respectively. Aggregate handle for the State of Florida's fiscal year ended June 30, 1997 decreased approximately $11 million or 14%. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future.

Inter-track wagering ("ITW") has grown significantly since its initiation in the State of Florida in August, 1990. The State-wide ITW handle for all pari-mutuels in the State of Florida's fiscal year ended June 30, 1991 was approximately $109 million. The state-wide ITW handle for the State of Florida's fiscal years ended June 30, 1996 and 1997 increased to approximately $480 million and $614 million, respectively. ITW handle at the Company's Frontons (including the newly acquired Miami and Ocala facilities) has also demonstrated strong growth in recent years, increasing from $46.8 million in the year ended December 31, 1995, to approximately $50.3 million for the year ended December 31, 1996, and to approximately $55.7 million for the year ended December 31, 1997.

REAL ESTATE DEVELOPMENT. In late 1997, the Company entered into a new business -- residential real estate development. The following paragraphs outline the background and the Company's approach going forward as to management and use of the assets acquired. On November 26, 1997, the Company acquired substantially all of the assets of Interstate Capital Corporation ("Interstate"), a wholly-owned subsidiary of Freedom Financial Corporation. See Note 8 to the accompanying financial statements. The assets consisted of 23 acres of partially improved commercial property and a residential real estate development containing about 250 single family residential lots, known as Tara Club Estates (collectively, the "Properties"), all of which are situated in Loganville, Walton County (near Atlanta), Georgia. As consideration for the purchase, the Company paid Interstate $6,373,265 as follows: (i) the Company issued to Interstate 2,084 shares of Series F 8% Convertible Preferred Stock (the "Series F Preferred Stock") at a stated value of $1,000 per share (convertible into the Company's common stock ("Common Stock") on the basis of 296.6689 shares of the Company's Common Stock for each $1,000 of stated value of the Series F Preferred Stock), (ii) the Company assumed $1,081,102 of first mortgage promissory notes to two lenders secured by the properties purchased, and (iii) the Company canceled a line of credit having a principal balance of $2,107,076 plus accrued interest of $1,101,087 for a total of $3,208,163 owed by Freedom to the Company.

The Company's real estate development activities will comprise a separate segment of its operations. Because the development was acquired in late 1997, the Company had virtually no income or expenses attributable to this segment of its business during 1997. The Company engaged the services of a professional real estate management and marketing company in 1998 to assist with the formulation of an advertising and marketing program for the sale of the developed residential and commercial lots.

These Properties consist of over 100 fully developed, and 150 partially developed, single-family residential home sites, a swim and tennis club facility and 23 acres of partially-commercial property. As of September 30, 1998, over sixty (60) home sites had been sold to builders. The residential sites are presently selling at an average in excess of $40,000 per site. Before the acquisition of the Properties by the Company, thirty-nine homes, having a market value of approximately $10,000,000 had been constructed and sold at an average price of $250,000 each. The Properties are located on Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits. Located in western Walton County, Georgia, the Properties are approximately 2.5 miles east of the Gwinnett County/Walton line. Gwinnett County is inside the fifteen county region which makes up Metropolitan Atlanta. The population of the Atlanta area is now over three million residents. Gwinnett County is located in the Northeast section of Metropolitan Atlanta, and is noted as one of the fastest growing counties in the United States. It has doubled its population in the last ten years, and now has more than 300,000 residents.

JAI-ALAI TAX LEGISLATION. Major tax legislation which limits the amount of state handle and admission taxes went into effect July 1, 1998.

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS 1998 COMPARED WITH THREE AND NINE MONTHS 1997

During the three months and nine months periods ended September 30, 1998, the Company's operations reflects nine months' operation of live Jai-Alai performances at Miami. The Tampa Fronton conducted live jai-alai from January 1 through July 4, 1998. The Ft. Pierce Fronton conducted live jai-alai performances January through April, 1998. A full schedule of Inter-Track Wagering ("ITW") was also conducted at all facilities except Miami, which offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, and Mexico. The Tampa Fronton conducted inter-track wagering from January 1, 1998 through September 7, 1998. The sale of the Tampa facility was completed on September 8, 1998. The Ocala Fronton only operated inter-track wagering during the first quarter and began its live season May 22, 1998. For the period from May 1, 1998 through September 30, 1998, the Miami facility is operated by the Summer Jai-Alai Partnership. This report does not include information relative to the operation of the Summer Jai-Alai Partnership gaming permit. The net income from the Summer Partners operation is reported separately as a one-line item.

HANDLE ANALYSIS
Total handle (amount of money wagered) for the quarter ended September 30, 1998 was $15,892,191 of which $1,598,624 was from live jai-alai wagering and $14,293,567 was from inter-track wagering. Total handle for the nine months ended September 30, 1998 was $85,517,232, of which, $38,964,200 was from live jai-alai wagering and $46,553,032 was from inter-track wagering. Total Handle for the quarter ended September 30, 1997 was $19,783,557 of which $6,070,069 was from live and host jai-alai wagering and $13,713,488 was from inter-track guest wagering. Total handle for the nine months ended September 30, 1997 was $103,175,222, of which $60,484,796 was from live and host jai-alai wagering and $42,690,426 was from guest inter-track wagering.

HANDLE DECREASE
Total handle for the quarter ended September 30, 1998 was $15,892,194, a decrease of $3,891,366 over the same period in 1997. The decrease consisted of a decrease in live and host jai-alai handle of $4,471,445 and an increase of
$580,079 in ITW handle.   A significant portion of the decrease was due to the
closing of the Tampa Jai-Alai facility. The last Jai-Alai performance at the Tampa facility was held on July 4, 1998. The sale of the Tampa facility was closed on September 8, 1998. Live Jai-Alai performances were conducted at the Tampa facility during the entire year of 1997.

Total handle for the nine months ended September 30, 1998 was $85,517,232, a decrease over the same period in 1997 of $17,657,990. This decrease was attributable to a decrease in live and host jai-alai wagering handle of $21,520,596 and an increase in inter-track wagering handle of $3,862,606. These numbers do not include handle for the Miami facility for the period from May 1, 1998 through September 30, 1998. The Miami facility was operated by the Summer Jai-Alai Partnership during this time. Summer Jai-Alai Partnership has handle for the period of May 1, 1998 through September 30, 1998 was $13,186,227 from live Jai-Alai performances, and handle of $11,129,390 from ITW.

REVENUES
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended September 30, 1998 were $1,614,221compared to pari-mutuel revenues of $2,431,531, for the same period in 1997. Pari-mutuel revenues for the nine months ended September 30, 1998 were $10,843,428 compared to pari-mutuel revenues of $14,049,652 for the same period in 1997. Revenues for the quarter ended September 30, 1998 were $1,614,221 which consisted of $374,876 from live Jai-Alai wagering and $1,239,345 from Inter-Track Wagering. Pari-mutuel Revenues of $2,431,532 for the quarter ended September 30, 1997 consisted of $1,211,417 from live Jai-Alai wagering and $1,220,115 from Inter-Track wagering. Pari-mutuel Revenues for the nine months ended September 30, 1998 were $10,843,428 which consisted of $6,660,928 from live Jai-Alai games and $4,182,500 from Inter-Track Wagering. Pari-mutuel Revenues for the nine months ended September 30, 1997 were $14,049,652 which consisted of $10,190,036 from live Jai-Alai wagering and $3,859,616 from Inter-Track Wagering. These numbers do not include handle for the Miami facility for the period from May 1, 1998 through September 30, 1998, since the facility is operated by the Summer Partnership during this time. Summer Jai-Alai year to date revenues total $4,366,899. The decrease in revenues is also a result of the closing of the
Tampa Jai-Alai facility.   The 1997 revenues included three full months of live
Jai-Alai and ITW for the Tampa facility.

Card room Revenue for the nine months ended September 30, 1998 was $405,010, compared to $305,941 for period ending September 30, 1997. The reason for the $99,069 increase in revenue can be attributed to the fact that the cardrooms were only opened a portion of the 1997 calendar year. The cardroom in Tampa opened May 22, 1997,, and the cardroom in Miami opened June 20, 1997. Direct operating costs totaled $262,945 for the nine months ending September 30, 1998, compared to $375, 886 for period ending September 30, 1997. The expenses were much higher in 1997 due to expense in training and pre-opening costs.

Admissions income, net of state taxes, for the three month and nine months periods ended September 30, 1998 were $48,481 and $270,406 respectively. This compares to $86,801 and $412,399 for the three and nine month period ended September 30, 1997. Food, beverage and other income for the quarter and nine months ended September 30, 1998 were $681,517 and $3,004,144, respectively. This compares to $826,130 and $3,113,007 respectively for the three and nine
month periods ended September 30, 1997.    Attendance for live jai-alai
performances and ITW performances were approximately 106,621 and 653,011 for the quarter and nine months ended September 30, 1998 compared to 169,858 and 836,174 for the same period in 1997. These numbers do not include attendance for the Miami facility for the period May 1, 1998 through September 30, 1998, since the facility is operated by the Summer Jai-Alai Partnership during that period of time. In 1997, Summer Jai-Alai Partnership did not start until July 1, 1997. There is an additional 2 months of income included in 1997 which is not included in 1998. During the same period in 1997, live Jai-Alai performances were also conducted at the Tampa facility. The Tampa facility only conducted live games and ITW for a portion of this period during 1998.

For the nine months ending September 30, 1998, the Company had $425,500 in revenues from lot sales from the Tara Club Estates residential development. Lot costs attributable to this revenue totaled $230,008. Operational Expenses totaled $135,444.

GENERAL AND ADMINISTRATIVE EXPENSES
The Company's general and administrative expenses were $1,426,950 and $6,061,176 for the three months and nine months periods ended September 30, 1998, respectively. This compares to $1,852,864 and $6,645,909 for the three months and nine months periods ended September 30, 1997, respectively. The decrease of $425,915 for the quarter ended September 30, 1998 is largely attributable to the closing of the Tampa Jai-Alai facility.

GENERAL AND ADMINISTRATIVE QUARTER ENDED SEPTEMBER 30, 1998
The Company's general and administrative expenses and their comparison to the third quarter last year are as follows. Executive salaries were $120,417 for the quarter ended September 30, 1998 compared to $327,134 for the quarter ended September 30, 1997 (see consulting fees). Advertising costs for the quarter ended September 30, 1998 were $88,608 compared to $137,138 for the same period in 1997. Advertising costs in 1997 were higher due to increased advertising
related to the opening of the two new card rooms.   Professional fees
were $140,972 compared to $131,257 for the same three month period in 1997. Consulting fees increased from $86,200 to $207,633. This increase was primarily the result of the salaries of the Chairman/CEO and the President of Florida Gaming being replaced by management fees paid to Freedom Financial Corporation for their services. Travel and entertainment expense totaled $66,007 for the third quarter of 1998, compared to $101,946 for the third quarter of 1997. In 1997, extensive travel costs were incurred which was
related to the opening of the cardrooms and pursuing  acquisitions.   Payroll
taxes decreased from $256,993 for the third quarter 1997, to $169,541 for the third quarter 1998. The closing of the Tampa Jai-Alai facility resulted in a significant reduction in the number of employees, including players. Employee benefits were $220,578 for the third quarter of 1998 decreasing $14,864 from the same period in 1997. Public company costs including shareholder relations/information for the quarter ended September 30, 1998 were $11,802 compared to $39,595 for the quarter ended September 30, 1997.
The shareholder relations and information costs were significantly higher in 1997 due to the mailing of brochures to all shareholders in connection with the opening of the two new cardrooms at Tampa and Miami. Property, licenses and other taxes were $142,296 for the quarter ended September 30, 1998, compared to $161,558 for the same period in 1997. Insurance expense decreased from $188,586 for the quarter ended September 30, 1997 to $129,067 for the quarter ended September 30, 1998. Interest expense totaled $153,373 and $166,431 for the three month period ended September 30, 1998 and September 30, 1997, respectively.

GENERAL AND ADMINISTRATIVE FOR NINE MONTHS ENDING SEPTEMBER 30, 1998
Following is a comparison of Significant categories of general and administrative expenses for the nine month period in 1998 versus 1997. Executive salaries were $429,096 for the nine months ended September 30, 1998, compared to $869,832 for 1997. This $440,736 decrease was primarily the result of the salaries of the Chairman/CEO and the President of Florida Gaming being replaced by management fees paid to Freedom Financial Corporation for their services. Advertising decreased from $997,860 for the nine months ended September 30, 1997 to $554,446 for the nine months ended September 30, 1998. The decrease of $443,414 can be attributed to higher advertising costs in 1997 related to the opening of the two new card rooms. Professional fees were $446,075 compared to $281,986 for the same period in 1997. This increase was primarily the result of litigation with Summer Jai Alai partners prior to settlement. Consulting fees increased from $260,300 to $634,342. This increase was primarily the result of the salaries of the Chairman/CEO and the President of Florida Gaming for the nine months ended September 30, 1998 being replaced by management fees paid to Freedom Financial Corporation for their services. Travel and entertainment expense totaled $205,320 compared to $309,934 for the first nine months of 1997. In 1997, extensive travel costs were incurred which were related to the opening of the cardrooms and pursuing acquisitions.
Payroll taxes decreased significantly from $934,458 in 1997 to $761,053 in 1998. The closing of the Tampa Jai-alai facility resulted in a significant reduction in the number of employees, including players. Property, Licenses and other taxes increased $92,524 to $641,827 for the nine months ended September 30, 1998, compared to $549,303 for the same period in 1997. A portion of the increase is due to Tara Club Estates property taxes. The
Company did not purchase Tara Club Estates until November of 1997. Insurance expense increased $33,075 to $460,907 for the nine months ended September 30,
1998 compared to $427,832 for 1997.   Public company costs including
shareholder relations/information and filing fees decreased to $113,326 from $121,066. The shareholder relations and information costs were significantly higher in 1997 due to the mailing of brochures to all shareholders in connection with the opening of the two new cardrooms at Tampa and Miami. Interest expense totaled $596,367 and $482,704 for the nine month period ended September 30, 1998 and September 30, 1997, respectively. The $113,663 increase in interest expense was the result of a higher interest rate with Bank of Oklahoma due to late payments and the increase in interest expense on the development loan at Tara Club Estates.

OPERATING EXPENSES QUARTER ENDED SEPTEMBER 30, 1998
The Company's operating expenses for the three months ended September 30, 1998 and September 30, 1997 were $1,515,106 and $2,920,008 respectively.
The $1,404,902 decrease can largely be attributed to the closing of the Tampa Jai-Alai. The last Jai-Alai performance at the Tampa facility was held on July 4, 1998. The sale of the Tampa facility was closed on September 8, 1998. Live performances were conducted at the Tampa facility during the entire year of 1997. Depreciation and amortization expense for the three months ended September 30, 1998 and September 30, 1997, was $226,727 and $191,268 respectively. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending September 30, 1998 and September 30, 1997, were $1,070,305 and $1,632,555 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $173,942 for the three months ended September 30, 1998, compared to $270,643 for three months ended September 30, 1997. The components of the 1998 wagering equipment and expenses were $76,311 in ITW tote, interface, and telephone charges; $61,376 in totalizator equipment rental; ($0) in satellite charges and $35,895 in camera/television rental. Utilities expense totaled $258,896 and $330,872 respectively, for the three months periods ended September 30, 1998 and September 30, 1997. Program costs totaling $92,822 and $114,318, respectively, are also included in the total operating expenses for the three month periods ended September 30, 1998 and 1997. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $109,312 and $188,128 for the three month periods which ended September 30, 1998 and September 30, 1997, respectively. Operating payrolls and contract labor costs totaled $709,118 and $955,351 for the three month periods ended September 30, 1998 and September 30, 1997, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $709,118, $204,077 was mutuels payroll, $279,795 was maintenance payroll and $225,246 was security payroll. Maintenance expense for the three months ended September 30, 1998, totaled $125,561.

OPERATING EXPENSES NINE MONTHS ENDING SEPTEMBER 30, 1998
The Company's operating expenses for the nine months ended September 30, 1998
and September 30, 1997  were $10,097,054 and $12,863,963 respectively.   The
$2,812,268 decrease can be largely attributed to the closing of the Tampa Jai-Alai. The last Jai-Alai performance at the Tampa facility was held on
July 4, 1998.  The sale of the Tampa facility was closed on September 8,
1998.  Live performances were conducted at the Tampa facility during the entire year of 1997.  Depreciation and amortization expense for the nine month period ended September 30, 1998 and September 30, 1997,  was $720,606
and $482,991, respectively. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the nine months ended September 30, 1998 and September 30, 1997, were $4,353,836 and $4,943,119, respectively, reflecting the expanded operation of two year-round schedules in Miami and Tampa and an additional one and a half month's operation in Ocala compared to only four months of jai-alai operation at only the Ft. Pierce fronton during this same period in 1998. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $1,131,005, for the nine months ended September 30, 1998, compared to $1,414,027 for nine months ended
September 30, 1997.   The components of the 1998 total were $223,635 in ITW
tote, interface, and telephone charges; $477,229 in totalizator equipment rental; $192,707 in satellite charges and $237,434 in camera/television rental. Utilities expense totaled $755,666 and $853,876 respectively, for the nine months periods ended September 30, 1998 and September 30, 1997. Program costs totaling $375,510 and $462,406 respectively, are also included in the total operating expenses for the nine month period ended September 30, 1998 and 1997. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $672,106 and $825,987 for the nine month periods which ended September 30, 1998 and September 30, 1997, respectively. Operating payrolls and contract costs totaled $3,031,384 and $3,576,805 for the nine month period ended September 30, 1998 and September 30, 1997, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Operating payrolls and contract services for the nine-month period ended September 30, 1998 consisted of $974,048 of mutuels payroll, $971,831 of maintenance payroll, and $706,897 of security payroll. Maintenance expense for the nine months ended September 30, 1998, totaled $395,926, compared to $428,265 for the nine months ended September 30, 1997.

OTHER INCOME
The Company had net interest and other income of $325,959 and $959,141 for the three and nine month period ended September 30, 1998, respectively, as compared to ($266,676) and ($55,114) for the three and nine month periods ended
September 30, 1997.   The bulk of this income for 1998 was generated from the
sale of the Tampa Jai-Alai facility and the sale of the North Miami Amateur Jai-Alai facility.

OTHER INFORMATION
In August, 1998 the Nasdaq Stock Market, Inc. informed the Company that Florida Gaming Corporation common stock no longer qualifies for inclusion in the Nasdaq Stock Market, and the common stock of the Company was delisted at the close of business on August 21, 1998. The staff stated that its conclusion was based on the review of the Company's public filings and the Company's responses to staff comment letters. The Nasdaq staff was critical of transactions between FGC and its affiliates. The delisting of the Company's common stock from the Nasdaq Stock Market will likely make it more difficult to buy or sell shares. However, the Company has been advised by J.J.B. Hilliard, W.L. Lyons, Inc., an investment banking firm based in Louisville, Kentucky, that it intends to continue as a "Pink Sheets" market maker for the Florida Gaming Corporation common stock.

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

SUMMARY OF OPERATIONS
The Company had a net loss of $297,982 or .05 per common share, for the three months ended September 30, 1998, compared to a net loss of $1,711,975 or $0.32 per common share for the three month period ended September 30, 1997. The Company had a net loss of $1,196,484 or .21 per common share, for the nine months ended September 30, 1998, compared to a net loss of $2,221,225 or $0.45 per common share for the nine month period ended September 30, 1997. The decreased loss for the quarter ended September 30, 1998 was primarily caused by the factors discussed above. These numbers do not include revenues for the Miami facility for the period May 1,

1998 through September 30, 1998, since the facility is operated by the Summer Jai-Alai Partnership, of which the Company owns a 21% interest. The operating results of the Summer Jai-Alai Partnership are recorded as a line item on the financial statements of the Company. Income for the Summer Jai-alai partnership interest for the period from May 1, 1998 through September 30, 1998 was $154,864, compared to a loss of $54,247 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The balance of the Company's cash and cash equivalents at September 30, 1998 was $909,871. At September 30, 1998, the Company had an increase in working capital of approximately $7,886,960 from December 31, 1997. The increase was primarily the result of the sale of the Tampa Jai-Alai facility. The Company paid the Bank of Oklahoma $3,084,466 from the proceeds from the sale of the Tampa Jai-Alai facility, which decreased current liabilities.

The Company's cash flow is not currently adequate to meet its debt and other obligations as they come due. The Company is currently evaluating its alternatives to improve its cash flow, including the sale of selected excess real estate and other assets and additional borrowings and/or the refinancing of its indebtedness using its real estate holdings as collateral.

During the nine months ended September 30, 1998, net cash used by in the Company's operating activities was $2,696,119. The Company's continuing operating expenses consists principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai Fronton operations. Principal revenues were from net pari-mutuel wagering commissions on live Jai-Alai performances and ITW events.

During the nine months ended September 30, 1998, cash flow provided from investing activities was $8,482,204.

During the nine months ended September 30, 1998, cash flow used by financing activities was $5,121,177. Most of these funds represent principal pay downs on the Bank of Oklahoma first mortgage, retirement of convertible preferred stock and payments of past-due taxes.

During the prior year the working capital needs of the Company had been met primarily through its financing activities, including the issuance of convertible preferred stock and the exercise of options previously granted to Freedom Financial Corporation.

On March 11, 1998, the Company sold certain excess property in North Miami for $487,000, most of which was paid to Bank of Oklahoma for past-due interest and principal payments.

 As of March 31, 1998, the related-party receivable from Freedom Financial Corporation had been reduced to $180,000 from $233,000 at year- end 1997. In late April of 1998, this balance increased to approximately $400,000. On
June 22, 1998, Freedom Financial paid off the receivable in full plus interest at 2% over prime. Freedom paid $357,122.56 in cash and contributed back to the Company $84,000 in face amount of the Series F Preferred Stock.

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

During 1997, the Company issued 3,000 Series G shares at $1000 per share or $3,000,000 face amount. During the period from August 25, 1998 to November 4, 1998, the Company repurchased all $3,000,000 face amount of the Series G shares in exchange for approximately $1,560,000 in cash and a two-year unsecured promissory note for $2,000,000 bearing interest at twenty percent (20%) per annum. There are no principal payments due on the note for twenty-four (24) months unless certain properties are sold or re-financed by the Company. Interest on the note is payable monthly.

On September 8, 1998, the Company sold the Tampa Jai-Alai facility for $8.3
million.   The sale was pursuant to an agreement dated January, 1998, between the Company and Monroe's Prestige Group, Inc. ("MPG"), a real estate development company unaffiliated with the Company and based in Tampa, Florida. The terms of the sale were determined through arms-length negotiations with MPG. The sale did not include the Company's Tampa gaming permit which remains available for possible use at the Company's option at a different Florida facility.

The proceeds of the Tampa sale were used as follows:


     (a)      Payment to Bank of Oklahoma .............    3,084,466
     (b)      Brokerage Commissions ...................      300,000
     (c)      Real Estate Taxes .......................    1,037,529
     (d)      Other Sale-Related Costs ................       55,883
     (e)      Repurchase of Series "G" Convertible
              Preferred Stock..........................    1,560,000
     (f)      Payment of Taxes ........................      300,000
     (g)      Repurchase of Series "B" Convertible
              Preferred Stock..........................      128,000
     (h)      Payoff of Unsecured Notes ...............      160,000
     (i)      Pay-Off Mortgage on Ft. Pierce Property..      280,000
     (j)      Paid on various trade accounts payable...    1,394,122
                                                          ----------
                  Total ...............................   $8.300,000
                                                          ----------
                                                          ----------

The Company received an additional $125,000 for vacating the property by November 1, 1998.

For further information regarding the sale, please refer to the Form 8-K dated September 8, 1998.

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the forward-looking statements are based upon reasonable assumptions, there can be no assurance that the forward-looking statements will prove to be accurate. Factors that could cause actual results to differ from the results anticipated in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company operates); competition for the company's customers from other providers of entertainment and gaming opportunities; government legislation and regulation (which changes from time to time and over which the Company has no control); material unforeseen complications related to addressing the Year 2000 Problem experienced by the Company, its suppliers, and governmental agencies; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. The Company undertakes no obligation to republish forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events .

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

          On March 10, 1998, Roger M. Wheeler, Jr. and Wheeler-Phoenix, Inc. filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Centers and the Company. Mr. Wheeler claims that Centers breached the Consulting and Non-Competition Agreement entered into on December 31, 1996 between Mr. Wheeler and Centers. Mr. Wheeler asserts that the Company guaranteed the performance of Centers. Mr. Wheeler requests judgment in the
amount of $675,000 due for consulting services through      the term of the
agreement, together with prejudgment interest, attorneys fees, costs and such other relief as the Court deems just and proper. In addition, Wheeler-Phoenix, Inc. has alleged that Centers has failed to make payments due under a promissory note in the principal amount of $500,000. Wheeler-Phoenix has requested judgment in the amount of $500,000, together with prejudgment
interest accrued    up to the time of judgment, attorneys' fees, costs and
other relief as the court deems just and proper. TheCompany has filed an Answer and the trial is currently scheduled for January 1999. The Company is currently engaged in discussions with Mr. Wheeler concerning these issues and expects to renegotiate a payment schedule with respect to amounts due under the agreement, although there can be no assurance that such a revised payment schedule will be obtained. The Company is presently defending this suit.

     Item 2.   CHANGES IN SECURITIES.

           a)  Not applicable.

           b)  Not applicable.

           c) On April 22, 1998, the Company issued an additional 86,196 shares of Common Stock upon the conversion of 100 shares of Series B Preferred Stock. No underwriters were used in any of these conversions. The shares were issued in accordance with
               Section 3(a)(9) of the Securities Act of 1933.

           d)  Not applicable.

     Item 3.   DEFAULTS UPON SENIOR SECURITIES.

               None at date of filing.

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

     Item 5.   OTHER INFORMATION.

               None.

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

           a)  EXHIBITS

               Exhibit 10.1 - Promissory Note to Millennium Partners, dated As of October 1, 1998, for $2,000,000
               Exhibit 27   - Financial Data Schedule.


            b) REPORTS ON FORM 8-K.

               During the quarter ended September 30, 1998, the Company filed a Form 8-K Current Report dated September 8, 1998 concerning
               Item 2, ACQUISITION OR DISPOSITION OF ASSETS and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

           c)  The following  pro forma financial information :

               Florida Gaming Corporation Pro Forma Consolidated Balance Sheet as of June 30, 1998 (unaudited)

               Florida Gaming Corporation Pro Forma Consolidated Statement of Operations for the year ended December 31, 1997 (unaudited)

               Florida Gaming Corporation Pro Forma Consolidated Statement of Operations for the six months ended June 30, 1998 (unaudited)

               Florida Gaming Corporation Notes to Pro Forma Consolidated Financial Statements (unaudited)

                     FLORIDA GAMING CORPORATION

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            FLORIDA GAMING CORPORATION
                                                    (Registrant)


Date:    November 13, 1998                  By:  /s/  W. B. Collett
         -----------------                      -------------------------
                                                W.B. Collett
                                                Chairman of the Board and Chief
                                                Executive Officer
                                                (Principal Financial Officer)