Form 10KSB40
period 1998-12-31
FLORIDA GAMING CORP
filed 1999-03-31
CIK 312065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended OR December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________.

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

                               Yes  X    No
                                   ---      ----

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

           The registrant's revenues for the most recent fiscal year:
$17,564,169.

           The aggregate market value of voting stock held by non-affiliates of the registrant as of March 26, 1999.

           Common stock, par value of $.10 per share--$4,370,959

           The number of shares of the registrant's common stock outstanding as of March 26, 1999 - 5,782,250 shares.

           Transactional Small Business Disclosure Format

                            Yes       No  X
                                -----    ----

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

GENERAL

           Florida Gaming Corporation (the "Company") currently owns and operates three jai-alai fronton and inter-track pari-mutuel wagering facilities (each, a "Fronton", and collectively, the "Frontons") located in South and Central Florida. The Company's business at this time consists primarily of its operations at the Frontons, which include, among other things, live jai-alai performances, inter-track pari-mutuel wagering ("ITW") on jai-alai, horse racing (both thoroughbred and harness) and dog racing, and the sale of food and alcoholic beverages. The Fort Pierce and Ocala locations provide audio, video and wagering on inter-track and interstate simulcasting of horse racing and dog racing from various tracks in the United States and jai-alai from within the State of Florida. The Miami location offers limited ITW simulcasting, but simulcasts its jai-alai performances to other gaming facilities in the United States and Mexico.

           The term "pari-mutuel wagering" refers to the betting by members of the public against each other, and as used in this report, includes wagering on both live performances and ITW.

           In November 1997, the Company entered into the real estate development business. See "Real Estate Development."

           Since its inception and before the acquisition of the Fort Pierce Jai-Alai Fronton in February 1994, the Company engaged in several other lines of business, none of which are currently in operation. In 1993, the Company sold 699,480 shares of common stock to Freedom Financial Corporation ("Freedom") and present management assumed control of the Company.

           The Company's principal place of business and executive offices are located at the Miami Jai-Alai facility, 3500 N.W. 37th Avenue, Miami, Florida 33142. The Company was incorporated in Delaware in 1976 as Lexicon Corporation. The Company changed its name to Florida Gaming Corporation on March 17, 1994.

ACQUISITION OF FRONTONS/DEVELOPMENT OF CARDROOMS

           ACQUISITION OF THE FT. PIERCE FRONTON. The Company acquired the Ft. Pierce Fronton from WJA Realty Limited Partnership ("WJA") pursuant to an agreement with WJA dated October 6, 1993. On February 1, 1994, the Company and its' key executives and directors received regulatory approval from the Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering (the "DPMW") to transfer the pari-mutuel permit for the Ft. Pierce Fronton from WJA to the Company. The Company closed the purchase of the Ft. Pierce facility on that date. Consideration for the acquisition of the Fort Pierce Jai-Alai facility consisted of 200,000 shares of Company Common Stock, $1,500,000 in cash and a ten-year 8% mortgage for $1,000,000.

           ACQUISITION OF THE MIAMI, TAMPA AND OCALA FRONTONS. On September 12, 1996, the Company acquired secured notes (the "WJA Notes") of WJA, with balances aggregating about $20,000,000 from the Bank of Oklahoma, N.A., Tulsa, Oklahoma. The WJA Notes were secured by real estate and improvements consisting of three jai-alai and ITW facilities located in Miami, Tampa and Ocala, Florida (the "WJA Frontons") and other collateral. Consideration for the WJA Notes was a combination of $2,000,000 in cash, a $6,000,000 promissory note bearing interest at the prime rate, 703,297 shares of the Company's Common Stock and a $1,000,000 non-interest bearing note.

           On November 25, 1996, the Company entered into an agreement with WJA and Florida Gaming Centers, Inc. ("Centers"), a wholly-owned subsidiary of the Company, pursuant to which Centers agreed to acquire the WJA Frontons. The acquisition was consummated as of January 1, 1997. The three Jai-Alai Frontons acquired from WJA were combined with the Fort Pierce Fronton into Centers.

            The consideration for the acquisition included (i) the cancellation of WJA Notes and related obligations acquired by the Company from the Bank of Oklahoma, NA, (ii) the retention by WJA of 200,000 shares of the Company's common stock owned by WJA, and (iii) a profit sharing arrangement described below. The Company assumed all liabilities of WJA arising in the ordinary course of the business, subject to certain limitations and exceptions. The Company also assumed the principal amount outstanding under a $500,000 promissory note owed to Wheeler-Phoenix, Inc., with the terms amended to provide for repayment of principal over a ten year period following the closing in equal annual installments and an annual interest rate of 6%. See "Item 3. Legal Proceedings."

           The profit sharing arrangement is based on Centers' net profits, as defined, before income taxes. The Company will pay WJA 20% of the cumulative net profits of Centers for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per year cap described below. The cumulative $1,000,000 cap is equal to the product of $1,000,000 multiplied by the completed number of years in the ten-year period, minus the sum of all amounts previously paid under the 20% profit sharing arrangement. In addition, if Centers has net profits in any calendar year during the ten-year period in excess of $5,000,000, but has not paid WJA a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, Centers will pay WJA 5% of the portion of the net profits on which the 20% payment is not made. No net profit payments will be due for any year after the ten-year period. If during the ten-year period, Centers disposes of any of its significant assets or operations, then WJA would be entitled to receive an amount equal to 10% of Centers gain, if any, on the disposition.

           Two principals of WJA, Roger M. Wheeler, Jr. and Richard P. Donovan, have entered into consulting arrangements with Centers. Mr. Wheeler entered into a ten-year consulting agreement with Centers, with annual compensation of $100,000 during the first five years of the agreement and annual compensation of $50,000 during the second five years of the agreement. Mr. Donovan entered into a five-year consulting agreement with Centers, with annual compensation of $240,000, plus certain benefits. Both of these consulting arrangements were modified pursuant to amended agreements dated November 24, 1998. See "Item 3. Legal Proceedings."

           In 1980, WJA and three other pari-mutuel permit holders formed Summer Jai-Alai Partners ("SJA"), a Florida general partnership, to own a pari-mutuel permit and to conduct pari-mutuel jai-alai operations at the Miami Fronton during the summer months ("Summer Operations"). As part of the acquisition of the WJA assets, the Company acquired and currently owns a 21% interest in SJA. Under the terms of the partnership agreement, certain of the Company's costs and expenses will be allocated to Summer Operations based upon specific formulas set forth in the agreement. In addition, pursuant to a lease agreement which expires in the year 2004, SJA rents the Miami Fronton for the time in which the summer jai-alai season is conducted. The rental is based upon 1% of handle, plus applicable Florida sales tax. The Company's 21% interest in SJA is accounted for under the equity method. See "Item 3. Legal Proceedings."

           CARDROOM DEVELOPMENT. Section 849.086 of the Florida Statutes) became effective July 1, 1996. This legislation authorized card rooms at licensed parimutuel facilities starting January 1997. The card rooms are administered and regulated by the DPMW. Games are limited to non-banked poker games. Card room operation is also subject to approval by the county commission in which the pari-mutuel facility is located. This same statute also authorized full-card simulcasting of races from out of state tracks such as Belmont, Meadowlands, Philadelphia Park and Santa Anita. The Frontons in Fort Pierce and Ocala are currently carrying several of these race simulcast signals. This legislation also temporarily reduced the pari-mutuel tax on handle from 5% to 4.25% at the Fort Pierce and Ocala Frontons for the period July 1, 1996 through June 30, 1998. The pari-mutuel tax rate was temporarily reduced at Miami from 5% to 3.85% for the period July 1, 1996 through June 30, 1998.

           In late 1996, the county governments of Dade County and Hillsborough County, Florida, passed legislation permitting poker rooms to be operated by all pari-mutuel facilities located in those counties. As a result, the Company developed poker rooms in

Miami (with 40 tables) and Tampa (with 30 tables) during the second quarter of 1997. The Miami facility conducts low stakes ($10 per hand) poker and dominoes two hours prior to, during and two hours following live jai-alai performances. A rake of $.25 per hand per person is the pari-mutuel's revenue from each hand dealt. State taxes are paid at 10% of the rake and 4% of the rake must be paid as commission payable to the jai-alai players. The Miami facility also offers dominoes. The Tampa facility was sold in November 1998. See "Item 2. Description of Property."


THE SPORT OF JAI-ALAI; FORM OF JAI-ALAI PLAYED AT THE FRONTONS

           Jai-alai, a sport of French and Spanish Basque origins, was introduced to Florida as a professional sport in 1926. In the United States, jai-alai is played by either one or two man teams, in a round robin fashion, with the winning team or player remaining on the court until defeated. Originally a form of handball, jai-alai has developed over time into a game of high speed and strategy. Players compete against each other in a three-walled arena and score win points against each other by successfully positioning the ball ("pelota") in play in such a way that the opposition is unable to keep the ball in play. The pelota is propelled by means of a wicker sling ("cesta"). The combination of the extremely hard pelota, which is slightly smaller than a baseball, and the sling-shot action of the cesta, makes jai-alai the fastest ball game sport in the world.

           The Frontons employ a combined round robin and elimination system of play. Games are played among eight teams of two or eight individuals, with the loser of each point retiring to the end of the playing line. The winner of the game is the one to first score a pre-determined number of points. The Company believes this system of play makes it extremely difficult to predetermine the winner or order of finish.

           Games are supervised by the general manager of each of the Frontons. The players' manager and judges are appointed by each of the Frontons. The State of Florida DPMW annually licenses each player, the general manager of the Fronton, the players' manager and the judges. The DPMW also assigns two of its employees to act as officials in addition to the judges provided by the Fronton and assigns an auditing official to supervise pari-mutuel operations. Player compensation is based largely upon performance. Player contracts and/or rules of the Florida DPMW prohibit wagering by the players or their families and contact between players and spectators before and during play.

PARI-MUTUEL WAGERING AT THE FRONTONS

           Under the laws of Florida, pari-mutuel wagering on jai-alai games is prohibited unless played at a Fronton holding a permit under the applicable state statute. Wagers may be placed at each of the Frontons on performances conducted by the Company at the Fronton (live wagering) or Inter-Track Wagering ("ITW") on performances (including jai-alai, thoroughbred racing, harness racing, and dog racing) conducted by other pari-mutuel operators sending (simulcasting) performances from other pari-mutuels to the Fronton. The Fronton acts as the broker for wagers by the public and deducts a commission negotiated as guest (receiving) facility with each host (sending) facility as authorized by law. Neither the Fronton nor the State of Florida has any interest in which player or team wins a given game.

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

           Wagers are placed by purchasing tickets in the Fronton at wagering areas equipped with ticket-issuing machines. The Fronton has totalizator equipment furnished by Autotote Systems, Inc. which automatically registers any type of bet, and in addition, verifies all winning tickets.

FRONTON'S SCHEDULE OF JAI-ALAI PERFORMANCES

           Pursuant to the pari-mutual wagering permit granted to it by the Florida Department of Pari-Mutuel Wagering ("DPMW"), each Fronton, in order to conduct ITW, must offer a "full schedule" of jai-alai performances of at least 100 live evening and/or matinee performances per year. In addition, the Fronton may offer ITW year-round so long as a pari-mutuel facility in Florida is providing live pari-mutuel activities at the same time. Each Fronton has received a license from the DPMW to conduct live jai-alai performances during 1999 and has applied for licenses to conduct live jai-alai performances during 2000. The Miami Fronton conducts live jai-alai year round. Fort Pierce and Ocala Frontons operate four-month seasons. All of the Frontons, with the exception of Miami, typically remain open for ITW when live jai-alai performances are not being conducted.

           In 1980, WJA and three other parimutuel permit holders formed Summer Jai-Alai ("SJA"), a Florida general partnership, to conduct parimutuel jai-alai operations at the Miami Fronton during the summer months ("Summer Operations"). Pursuant to the Agreement relative to the acquisition of the WJA Frontons, the Company became a party to the partnership. Under the terms of the partnership agreement, certain of the Company's costs and expenses are allocated to Summer Operations based upon specific formulas set forth in the agreement. In addition, pursuant to a lease agreement which expires in 2004, SJA rents the Miami Fronton during the time when the summer jai-alai season is conducted. The rental is based upon 1% of handle, plus applicable Florida sales tax. The Company owns a 21% interest in SJA which is accounted for under the equity method. See "Item 3. Legal Proceedings."

           The Company is permitted to operate a limited number of charitable and scholarship nights in addition to its regular performances. The taxes otherwise due to the State of Florida for such nights are allocated to various charitable causes and scholarships as determined by the Company in accordance with Florida law.

COMPETITION AND MARKETING

           The gaming industry is highly competitive. Other gaming companies have substantially greater financial resources and larger management staffs than the Company. Because of the growing popularity and profitability of gaming activities, competition is significantly increasing. The Company competes for customers with other forms of legal wagering, including charitable gaming, pari-mutuel wagering and state lotteries. The Company competes with other entertainment providers for its customers. With the exception of the one fronton operated full-time in Dania (described further below), the Company does not consider itself to be in direct competition with any other fronton facility. Florida's pari-mutuel legislation does not permit the construction of any jai-alai facility within a geographic radius of 50 miles of other jai-alai facility.

           There are currently 41 permits issued by the State of Florida to operate pari-mutuel facilities in the state; 33 of those permits are presently active. Of the 33 active permit holders, only eight are held by jai-alai operators; others engage in horse racing, harness racing and dog racing. Aside from the Company's Frontons, the only other operating jai-alai frontons in the State of Florida are in Dania and Orlando.

           The Miami area offers a wide range of pari-mutuel and other entertainment activities that compete with the Company for spectators' leisure-time and wagering patronage. Within a 35-mile radius of the Company's Miami Fronton, there is another jai-alai fronton which competes with the Miami Fronton, three thoroughbred horse racing tracks that operate during part of the Miami Fronton's season (although not at the same time and not at night), and two dog racing tracks, one of which operates during substantial portions of the Miami Fronton's season. The Summer jai-alai operation competes directly with two dog racing tracks (owned and operated by two of the Company's partners in the summer jai-alai operation) and Dania jai-alai fronton which operates during the summer season. In addition to these pari-mutuel activities, the Company's Miami Fronton competes with numerous other sporting and entertainment activities, including professional sports teams, especially numerous Miami Beach night clubs, Indian Gaming facilities, cruise and cruise/gaming ships, and gaming activities in the Bahamas, which are readily accessible from the Miami area. The primary market for the Miami Fronton includes approximately 3.5 million adults within 50 miles of the fronton.

           The pari-mutuel operation closest to the Ocala Fronton is 75 miles away. The Ocala Fronton does, however, compete with the Ocala Breeders Sales Company ("OBS"), which offers limited ITW wagering. There are no substantial competing evening entertainment activities in Ocala. The primary market for the Ocala Fronton includes approximately 350,000 adults within 30 miles of the facility. See "Item 3. Legal Proceedings."

           The primary market area for the Fort Pierce Fronton includes approximately 500,000 adults within 35 miles of the facility. The major population centers in the vicinity of this fronton include Fort Pierce, Port St. Lucie, and Vero Beach, Florida. The Company does not, however, consider itself to be in direct competition with any other fronton or other pari-mutuel facility permitted to operate in Florida in its market area at this time. The closest pari-mutuel facilities are dog racing facilities in West Palm Beach, approximately 50 miles south of the Fronton, and in Melbourne, approximately 53 miles north of the Fronton. The Fort Pierce Fronton competes to a certain extent with the St. Lucie Civic Center which features sporting events and entertainment activities and a day-cruise gaming vessel which operates out of Ft. Pierce.

POTENTIAL GAMING JOINT VENTURES

           CASINO AMERICA. The Company entered into a letter of intent dated October 4, 1994 (the "Letter of Intent") with Casino America, Inc. ("Casino America") to form a joint venture (the "Joint Venture") to build and operate a casino at the Ft. Pierce Fronton. A Joint Venture was to be formed to build a flea market if the passage of an amendment to the Florida Constitution to permit casino gaming at the Ft. Pierce Fronton failed. The Company agreed to contribute its interest in the Ft. Pierce Fronton property to the Joint Venture with a credit to its capital account of $5,000,000. Casino America agreed to contribute up to $2,500,000, as needed, to construct a 100,000 square foot indoor facility suitable for a flea market or a casino if and when casino gaming became legal. If casino gaming is not permitted in Florida within six years from October 4, 1994, Casino America has a continuing option to convert the money contributed to the Joint Venture to a promissory note from the Joint Venture payable in equal payments over a ten year period with interest at 8% per annum. If casino gaming is permitted at the Ft. Pierce Fronton before October 4, 2000, pursuant to the Agreement the value of the assets contributed by the Company to the Joint Venture is to be adjusted to increase the Company's portion of capital account up to $22,500,000. Casino America agreed to fund its capital account on an as needed basis up to $22,500,000. All profits and losses of the Joint Venture will be allocated between the partners based upon capital accounts.

           The Letter of Intent agreement provides that Casino America will be the manager of the casino and all casino-related activities. The Company will manage the operation of the Ft. Pierce jai-alai fronton, inter-track wagering and all other non-casino related activities such as the flea market. Each corporation will receive a management fee based on costs. The Letter of Intent agreement provides that Casino America has the exclusive right to enter into a Joint Venture with the Company for six years from October 4, 1994, and Casino America has a right of first refusal to enter into other potential casino gaming opportunities in Florida with the Company for such period and during the term of the Joint Venture.

           The formation of the Joint Venture is subject to certain conditions, including the satisfactory completion of due diligence by Casino America, related to the casino operation, the receipt of all required regulatory approvals, the approval of each partner's board of directors, the execution of a definitive joint venture agreement, and the approval of the Company's stockholders, if required by law. If no definitive Joint Venture agreement is executed by March 31, 1995, and the Letter of Intent is not extended by either party no later than June 30, 1995, either party may terminate discussions in connection with the Joint Venture and neither party shall have any liability to the other, except as otherwise specified in the Letter of Intent. By letter dated March 21, 1995, Casino America extended the period of time to June 30, 1995. Although no definitive Joint Venture agreement has yet been executed and the parties are not actively negotiating, neither party has formally terminated the Agreement.

           Freedom Financial Corporation ("Freedom") has informed the Company that Casino America has purchased 22,500 shares of Freedom's 7% Series AA Mandatorily Redeemable Preferred Stock (the "Freedom Preferred Stock") for an aggregate purchase price of $2,250,000. Freedom has also issued 5,207 shares of Freedom Preferred Stock to Casino America in payment of dividends. The Freedom Preferred Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Freedom Preferred Stock is convertible into a minimum of 184,713 shares of the Common Stock and a maximum of 369,427 shares of the Common Stock. Casino America is the sole holder of Freedom Preferred Stock. Freedom has granted certain piggyback registration rights to Casino America with respect to and the underlying shares of the Company's Common Stock into which the Freedom Preferred Stock is convertible.

EMPLOYEES

           The Company had 81 jai-alai players under contract as of December 31, 1998.

           Players' compensation includes base salary, prizes for winning games played (first, second, third places), and bonuses. The Company enters into seasonal contracts with its players with no provision for vacation. Florida law prohibits any fronton facility from requiring a jai-alai player to perform on more than six consecutive calendar days.

           The Company competes with all other frontons in the United States and elsewhere for high quality jai-alai players. To the extent additional frontons are opened in the future, the demand for high quality players may increase the competition and costs associated with signing such individuals.

           As of December 31, 1998, in addition to jai-alai players, the Company employed approximately 222 part-time employees and 128 full-time employees, none of which are unionized. The Company believes that its present employee relations with its jai-alai players, some of whom belong to the International Jai-Alai Players Association/U.A.W., and the Company's relations with other employees are satisfactory.

SALE OF ALCOHOL; MINORS

           Under Florida law, the operator of a jai-alai fronton may also obtain a license for the sale of alcoholic beverages. These licenses may be revoked or suspended for violation of applicable alcoholic beverage control regulations or of any other laws or regulations.

           Minors (persons under the age of 18) may attend events at the Frontons so long as they are accompanied by an adult guest. Minors may not engage in any pari-mutuel wagering. However, minors may be employed at the Frontons so long as their employment does not cause them to be directly involved with alcoholic beverages or wagering.

INDUSTRY OVERVIEW

           The jai-alai industry live handle (money wagered) generally has declined in the last several years due to increased gaming competition such Indian Gaming, gambling cruise ships, and the state-wide lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in the Company's market areas. Average state-wide on-track handle per performance for the state of Florida fiscal years ended June 30, 1998, 1997 and 1996 was approximately $59,469, $67,922, and $79,004 respectively. Aggregate handle for the fiscal year ended June 30, 1998 decreased approximately $15 million or 12%. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future. Because the Company's jai-alai business is tied directly to many if not all of the factors which influence the jai-alai industry as a whole, another players strike or the enactment of unfavorable legislation could have an adverse impact on the Company's operations.

           Inter-track wagering has grown significantly since its initiation in the State of Florida in August 1990. The State-wide ITW handle for the State of Florida's fiscal year ended June 30, 1991 was approximately $109 million. The state-wide ITW handle for the State of Florida's fiscal years ended June 30, 1997 and 1998 increased to approximately $614 million and $675 million, respectively. ITW handle at the Company's Frontons has also demonstrated strong growth in recent years, increasing from $50.3 million in the year ended December 31, 1996, to approximately $55.7 million for the year ended December 31, 1997, and to approximately $58.5 million for the year ended December 31, 1998.

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

Certain forms of conduct are expressly prohibited at pari-mutuels and include but are not limited to, (1) conniving to prearrange the outcome of a game, (2) use of alcohol or a controlled substance by an official or participant in a jai-alai performance, and (3) bookmaking. Failure to comply with the requirements of the Pari-Mutuel Law can result in a fine imposed by the DPMW of up to $1,000 per offense, as well as a suspension or revocation of a pari-mutuel permit, pari-mutuel license, or an occupational license.

           PARI-MUTUEL PERMIT AND LICENSE REQUIREMENTS. Each Fronton must obtain an initial pari-mutuel permit and an annually renewable pari-mutuel license specifying the number of performances authorized at the Fronton during the year with respect to which such license is issued. A permit for any new pari-mutuel must either be enacted by the Legislature, or be ratified by the electorate of the county in which it is to be located. Currently only two counties, Levy and Polk, will allow, under state law, ratification of a pari-mutuel permit. Pari-mutuel permits and licenses (see above) may be revoked or suspended by the DPMW for, in the case of licenses, willful violations of laws, rules or regulations or, as to permits, by a vote of the county electorate. Any amendment or repeal of the Pari-Mutuel Laws or suspension or revocation of the Company's permits or licenses, could be materially adverse to its business.

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

           The DPMW also requires all totalizator operators, including the Company's vendor, Autotote Systems, Inc., to possess an annual totalizator license. Among the various requirements imposed by the DPMW, the totalizator operator is required to agree in writing to pay the DPMW an amount equal to any loss of state revenue from missed or canceled performances due to acts of the totalizator owner, operator, agents, or employees, and for any failure of the totalizator system, unless such acts are beyond the control of the above-listed persons. Every licensed totalizator operator must file a performance bond issued by a surety approved by the DPMW in the amount of $250,000 insuring the state against such revenue loss. Licensed totalizator operators must also pay an annual license fee not to exceed $100.

           Businesses, such as vendors and contractual concessionaires, must also obtain an occupational license from the DPMW. Minors may be employed by a pari-mutuel facility as long as their employment is not directly involved with alcoholic beverages or wagering.

           DAILY LICENSE FEE. During the 1997-1998 live jai-alai season, a daily license fee of $40 was assessed for each jai-alai game conducted at each of the Company's Frontons. The Daily License Fee regulations amendments provide, however, that should an amendment to the Florida Constitution be adopted that would permit casino gambling at pari-mutuels such as the Frontons, the fee would return to $80 per jai-alai game; no such amendment has been passed. Such fee is paid to the DPMW to defray regulatory costs.

           TAXATION. The pari-mutuel tax structure applicable to frontons operating in Florida provides for distribution of taxes, on a daily basis, based on the Handle. As discussed below, the pari-mutuel tax structure changed effective July 1, 1994, as a result of amendments adopted by the Florida Legislature in the 1994 Regular Session. The various taxes applicable to the Fronton are as follows:

     1. Tax on Handle: Until July 1, 1994, wagering on live jai-alai was subject to a tax of 7.1% on the handle; however, where the live handle was less than $30,000 per performance during the State of Florida 1991-1992 fiscal year, as in the case of the Ft. Pierce Fronton, this tax was paid only on the handle in excess of $30,000 per day. Effective July 1, 1994, the tax rate was amended so that a tax of 5%, rather than 7.1%, is paid on handle in excess of $30,000 per day where the live handle for such jai-alai fronton has been less than $15 million during the preceding state fiscal year. Effective July 1, 1996, for the two-year period ending June 30, 1998, the pari-mutuel tax rate is reduced from 5% to 4.25% at the Ft. Pierce and Ocala Frontons and from 5% to 3.85% at the Miami Fronton. However, the Pari-Mutuel Law also provides that, should casino gaming be conducted at a jai-alai fronton (i.e., assuming an amendment to the Florida Constitution is adopted), the tax rate will return to 7.1% as it was under the pre-amended statute. When a fronton has paid a total of admissions tax, daily license fee and tax on handle for live performances in excess of the tax revenues from wagering on live jai-alai performances paid by the fronton in fiscal year 1991-1992, the tax on Handle for live jai-alai wagering drops to 3.3%, with no exception.

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

          The Company paid state taxes on handle and admissions in the amount of $3,105,309 for the year ended December

          31, 1997. Taxes paid to the state in fiscal 1997 of approximately $1,724,881 are eligible for recovery by the Company during in future fiscal periods beginning July 1, 1998.

          As a result of this new tax legislation, the Company received tax credits of $535,702 for the period July 1, 1998 through December 31, 1998.

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

REAL ESTATE DEVELOPMENT

           In November 1997 the Company entered into a new business - - residential real estate development described below. The following paragraphs outline the background and the Company's approach going forward as to management and use of the assets acquired. On November 26, 1997, the Company acquired substantially all of the assets of Interstate Capital Corporation ("Interstate"), a wholly-owned subsidiary of Freedom. The assets consisted of certain improved and partially - improved properties and a residential real estate development called Tara Club Estates (collectively, the "Properties"), all of which are situated in Loganville, Walton County, Georgia. As consideration for the purchase, the Company paid Interstate $6,373,265 as follows: (i) the Company issued to Interstate 2,084 shares of Series F 8% Convertible Preferred Stock (the "Series F Preferred Stock") at a stated value of $1,000 per share (convertible into the Company's common stock ("Common Stock") on the basis of 296.6689 shares of the Company's Common Stock for each $1,000 of stated value of the Series F Preferred Stock), (ii) the Company assumed $1,081,102 of first mortgage promissory notes to lenders secured by the properties purchased, and (iii) the Company canceled $3,208,163 owed by Freedom to the Company.

           The Company's real estate development activities will comprise a separate segment of its operations. Because the development was acquired in late 1997, the Company had virtually no income or expenses attributable to this segment of its business during 1997. The Company intends to engage the services of a professional real estate management and marketing company in 1998 to assist with the evaluation of the market potential, assess competitive factors in the Atlanta/Walton County market, and to develop an advertising and marketing program for the sale of the developed residential and commercial property.

           These Properties consist of over 100 fully developed, and 150 partially developed, single-family residential home sites, a swim and tennis club facility and 23 acres of commercial property. Seventy home sites have already been sold to builders. The sites are presently selling at an average in excess of $45,000 per site. Before the acquisition of the Properties by the Company, thirty-nine homes, having an aggregate value of about $10,000,000, had been constructed and sold at an average price of $250,000. The Properties are located on the east side of Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits. Located in western Walton County, Georgia, the Properties are approximately three miles east of the Gwinnett County/Walton line. Gwinnett County is inside the fifteen county region which makes up Metropolitan Atlanta. The population of the Atlanta area is now in the three million resident range and is continuing to increase. Gwinnett County is located in the Northeast section of Metropolitan Atlanta, and is noted as one of the fastest growing counties in the United States. It has doubled its population in the last ten years, and now has more than

350,000 residents.

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

           POTENTIAL DILUTION AND MARKET IMPACT FROM OUTSTANDING CAPITAL STOCK AND OPTIONS. As of March 26, 1999, the Company had 5,782,250 shares of Common Stock issued and outstanding. In addition, as of that date, 1,040,000 shares of Common Stock were issuable upon the exercise of outstanding options, 7,748 shares of Common Stock were issuable upon the conversion of outstanding shares of Class A preferred stock, and additional shares of Common Stock were issuable upon the conversion of outstanding shares of Series B, Series C, Series E, and Series F preferred stock at a conversion price based on the market price of the Common Stock. The voting power of each holder of Common Stock would be diluted by the issuance of additional shares of Common Stock. Moreover, the prevailing market price for the Common Stock may be materially and adversely affected by the addition of a substantial number of shares of Common Stock into the market or by the registration under the Securities Act for the sale of the shares offered thereby. Moreover, if the prevailing market price is materially adversely affected by the addition of shares of Common Stock into the market, the number of shares of Common Stock issuable upon the conversion of shares of preferred stock will increase; as the number of shares increases upon conversion, the prevailing market price would become further depressed as the shares of Common Stock are added to the market.

           Of the approximately 5,782,250 shares of Common Stock issued and outstanding as of March 26, 1999, persons who may be deemed "affiliates" (as that term is defined under the Securities Act) of the Company or who acquired the shares in a transaction exempt from registration under the Securities Act since March 25, 1995, hold approximately 2,868,277 shares ("Restricted Shares"), which may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. For additional information with respect to the Restricted Shares, see "Item 5. Market for Common Equity and Related Stockholder Matters."

           POTENTIALLY VOLATILE STOCK PRICE. The price of the Common Stock on the NASDAQ SmallCap Market in the past years has shown significant volatility. During 1996 the price of the Common Stock ranged between $2.50 and $10.00; during 1997 the price of the Common Stock ranged between $2.37 and $7.125; and during 1998 the price of the Common Stock ranged between $.53 and $3.00 Factors such as the Company's operating results or other announcements by the Company or its competitors may have a significant impact on the market price of the Company's securities. The price of the Common Stock may be highly volatile and may decline at an equal or greater rate than the rate at which it has risen over the last three years. On August 21, 1998, the Company's common stock was de-listed from the Nasdaq Small-Cap Market and is now traded In the Over-the-Counter -- Small Cap Market.

           UNCERTAINTIES IN INTEGRATING OPERATIONS AND ACHIEVING COST SAVINGS. The Company recently purchased the Tara Club Estates real estate development. The success of any business combination, including the acquisition of the Tara Club Estates, is in part dependent on the ability following such transactions to consolidate operations, integrate departments, systems and procedures and thereby obtain business efficiencies, economies of scale and related cost savings. The consolidation of operations, the integration of departments, systems and procedures and the relocation of staff present significant management challenges. There can be no assurance that future consolidated results will improve as a result of the acquisition of the Tara Club Estates, or as to the timing or extent to which cost savings and efficiencies will be achieved.

           RISKS ASSOCIATED WITH ACQUISITIONS. There may be liabilities which the Company fails or is unable to discover in the course of performing due diligence investigations on any company or business it seeks to acquire or has acquired, including liabilities arising from non-compliance with certain federal, state or local laws by prior owners, and for which the Company, as a successor owner, may be responsible. The Company has sought to minimize its exposure to such liabilities by obtaining indemnification from former owners, which may be supported by deferring payment of a portion of the purchase price. However, there is no assurance that such indemnification's, even if obtainable, enforceable and collectible (as to which there also is no assurance), will be sufficient in amount, scope or duration to fully offset the possible liabilities arising from the acquisitions. The success of the Company in the gaming industry is dependent on a number of factors including, but not limited to, economic conditions, competitive environment, adequate capital, accurate site selection, construction schedules, and supply of trained personnel. There can be no assurance that the Company will be successful in the fronton and gaming industry or in any related industries which it enters.

           MANAGEMENT OF GROWTH. Since the change in management of the Company in March 1993, the Company has expanded its operations rapidly. In 1996, the Company acquired three new jai-alai facilities and in 1997 the Company acquired a real estate development near Atlanta, Georgia. Unfortunately, these acquisitions will require a period of time to yield significant positive cash flow. For most of 1998 the Company's working capital position was negatively impacted. The Company has completed part of its strategic plan to improve its' working capital and achieve profitability. During 1998, and early 1999, the Company completed the sale of the Tampa facility and sold other excess property not needed in its day-to-day operations for an aggregate cash of $12,455,000. These real estate sales reduced the Company's over-all debt level, thereby reducing interest expense and reduced other operating expenses. The Tampa facility --- which was the only facility out of the four which was losing money at the operating level was also closed.

These actions along with substantial operational cost reductions and the new Jai-alai Tax relief bill have significantly improved the Company's chances of continuing as a viable entity.

           DEPENDENCE ON KEY PERSONNEL. The success of the Company is dependent, in part, on its key management personnel. In particular, the Company is highly dependent upon W. Bennett Collett, and W. Bennett Collett, Jr. The loss of their services could have a material adverse effect on the Company. There is no assurance that the Company will be able to hire qualified individuals to replace either of these persons if necessary. The Company does not have any employment contracts with its' executives, nor does the Company have any key man life insurance policies on their lives.

           CONTROL OF THE COMPANY. As of March 26, 1999, W. Bennett Collett, Chairman and chief executive officer of the Company, beneficially owned or controlled an aggregate of 2,071,149 shares of the Company's Common Stock (including shares beneficially owned by Freedom, with respect to which Mr. Collett disclaims beneficial ownership), or an aggregate of approximately 34% of the issued and outstanding shares of the Company's Common Stock. Mr. Collett is and will be able to exert considerable influence over the election of the Company's directors and the outcome of corporate actions requiring stockholder approval.


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

           ANTITAKEOVER EFFECTS OF CERTAIN INSTRUMENTS, AGREEMENTS OF THE COMPANY, AND LAWS. The Company's certificate of incorporation and bylaws, certain contracts to which the Company is a party, the Delaware General Corporation Law and Florida gaming laws contain provisions that could delay or prevent a transaction that results in a change of control of the Company or discourage a tender offer or other plan to restructure the Company favored by a significant portion of the Company's stockholders. For example, the Florida laws require that before any person or entity can legally acquire a 5% or greater equity interest in the Company, such person or entity must receive the approval of the State of Florida DPMW.

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

ITEM 2. DESCRIPTION OF PROPERTY.

           Set forth below is a brief description of the Frontons:


           Location      Number        Size of     Number
                        of Acres*     Building    of Gaming
                                       Sq. Ft       Seats*
           --------     --------      --------    ---------
           Ft Pierce     137.00        80,000       2,150
           Miami          25.50**     165,000       4,389
           Ocala          47.98        63,000       1,774
                         ------       -------     -------
           Totals        210.48       308,000       8,313
                         ------       -------       -----
                         ------       -------       -----


           * At December 31, 1998.

           ** On February 18, 1999, the Company sold to an unaffiliated purchaser 12.99 acres of property located near its Miami, Florida Fronton for $3,576,000 cash net of related expenses. Approximately 80% of the property sold was used for parking automobiles when the fronton first opened. However, all but two acres of the parking space was no longer needed. There were no structures on the remaining acreage sold. The Company leased back from the purchaser approximately two acres of the property for over-flow parking for a term of four years at a rental of $5,508 per month. The Company expects to record a profit of approximately $1,000,000 on the sale. (See Note J of financial Statements)

           The Company's Miami fronton, near Miami International Airport, was built in 1926 and most recently remodeled in 1982. In addition to its jai-alai auditorium, the fronton has a restaurant overlooking the jai-alai court, a banquet room, four television lounges and a 12,000 square foot low-stakes card room that can accommodate 80 poker tables. Parking facilities at the Miami fronton (including on-street parking) accommodate 2,000 cars.

           The Company's Ocala fronton, completed in 1973, is situated on a 48 acre site midway between Ocala and Gainesville in north-central Florida. It has seating for 1,774 people and a total capacity for spectators of approximately 3,800. Parking facilities at the Ocala fronton accommodate approximately 1,100 cars.

           Fort Pierce is a coastal community in St. Lucie County, approximately 110 miles north of Miami. The Fort Pierce fronton, completed in 1974, is located approximately one mile from an exit on the Florida Turnpike, two miles from an exit on Interstate Highway 95 and five miles west of U.S. Highway 1. The Florida Turnpike is the primary route between South Florida and Orlando. The Fort Pierce fronton is situated on a thirty five acre site and its parking facilities accommodate approximately 2,000 cars.

           All of the Company's frontons have pari-mutuel windows, liquor bars and concession stands.

           Substantially all of the Company's real estate associated with the frontons (excluding 102 acres contiguous to the Fort Pierce fronton discussed below) provides collateral for the $1,311,000 balance remaining on the original $7,000,000 secured promissory note issued by the Company in connection with purchase of the frontons on September 12, 1996

           In January 1995, the Company acquired five parcels of land encompassing approximately 102 acres contiguous to the Fort Pierce fronton. For a description of the long-term debt secured by this property, see Note I to the Company's financial statements included in this Form 10-KSB. The Company plans to sell or develop (with a joint venture partner) these properties in the near future.

           Pursuant to an Asset Purchase Agreement dated as of September 24, 1997, the Company purchased from Interstate Capital Corporation ("Interstate") certain partially improved commercial properties and a fully-developed residential real estate development called Tara Club Estates (collectively the "Properties"), all of which are situated in Loganville, Walton County, Georgia. The properties consisted of over 100 fully developed, and 150 partially developed single-family residential home sites, a swim and tennis club facility and 23 acres of commercial property. As of December 31, 1998, seventy (70) homes sites had been sold to builders. The home sites are currently selling for an average price in excess of $45,000. Before the purchase of the Properties by the Company, thirty-nine (39) homes had been constructed and sold at an average price of $250,000, for an aggregate of approximately $10,000,000. As of December 31, 1998, sixty-eight (68) homes had been built or are presently under construction. The Properties are located on the east side of Georgia Highway 81, approximately one mile south of U.S. Highway 78, inside the Loganville, Georgia city limits.

ITEM 3. LEGAL PROCEEDINGS.

           On December 31, 1996, Florida Gaming Centers, Inc. ("Centers"), a wholly-owned subsidiary of the Company, entered into a Consulting and Noncompetition Agreement with Richard P. Donovan, (the "Donovan Contract") a copy of which was filed as

Exhibit 10.2 to the Company's Current Report on Form 8-K dated as of December 31, 1996 and is incorporated herein by reference as Exhibit 10.17 hereto. The Donovan Contract required Centers to pay Donovan $20,000 per month for sixty months, to pay Donovan's life insurance premiums of $14,000 per year for five years, and to grant Donovan a five option to purchase 50,000 shares of the Company's common stock at a price equal to the market value of the shares on December 31, 1996.

           On March 6, 1998, Donovan filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Centers. Donovan claimed that Centers breached the Donovan Contract and requested judgment against Centers for compensatory damages, including $1,053,000 due for consulting services through the term of the agreement and $56,000 due for life insurance premiums for the term of the agreement, together with prejudgment interest, attorneys' fees, costs and such other relief as the Court deemed just and proper. The suit was dismissed in December, 1998 pursuant to the stipulation of the parties following the entry into an Amendment to the Donovan Contract dated November 24, 1998, which provided for Centers to pay Donovan (i) $84,000 for past due consulting fees, (ii) $10,000 per month for ninety-six months commencing January 1, 1999, and (iii) $14,000 past due life insurance premiums and $14,000 life insurance premiums for seven years commencing in 1999. The Amendment also provided Centers with an option exercisable at any time to purchase the balance of the Donovan Contract for 50% of the balance owed on the amended contract, and provided that Donovan shall be entitled to a consent judgment against the Centers for the balance due on his amended contract in the event the Company is in default for a period of 90 consecutive days. A copy of the Amendment to the Donovan Contract is attached hereto as Exhibit 10.42 and is incorporated herein.

           On December 31, 1996, Centers entered into a Consulting and Noncompetition Agreement with Roger M. Wheeler, Jr., (the "Wheeler Contract") a copy of which was filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated as of December 31, 1996 and is incorporated herein by reference as
Exhibit 10.18 hereto. The Wheeler Contract required Centers to pay Wheeler $8,333 per month for sixty months commencing January 1997, to pay Wheeler $4,167 per month for sixty months commencing January 2002, to grant Wheeler a five option to purchase 25,000 shares of the Company's common stock at a price equal to the market value of the shares on December 31, 1996 and to elect Wheeler and one person designated by him to the Company's board of directors for ten years.

           On March 10, 1998, Wheeler and Wheeler-Phoenix, Inc. filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Centers and the Company. Wheeler claimed that Centers breached the Wheeler Contract. Wheeler asserted that the Company guaranteed the performance of Centers. Wheeler requested judgment in the amount of $675,000 due for consulting services through the term of the agreement, together with prejudgment interest, attorneys' fees, costs and such other relief as the Court deems just and proper. In addition, Wheeler-Phoenix, Inc. alleged that Centers failed to make payments due under a promissory note in the principal amount of $500,000. Wheeler-Phoenix requested judgment in the amount of $500,000, together with prejudgment interest accrued up to the time of judgment, attorneys' fees, costs and other relief as the court deems just and proper. The suit was dismissed in December 1998 following Centers payment of $80,000 on the Wheeler-Phoenix note and pursuant to the stipulation of the parties following the entry into an Amendment to the Wheeler Contract dated November 24, 1998 which provided for Centers to pay Wheeler (i) $75,000 in past due consulting fees, (ii) $6,000 per month for sixty months commencing January 1999, and (iii) $4,050 per month for sixty months commencing January 2004. The Amendment also provided Centers with an option exercisable at any time to purchase the balance of the Wheeler Contract for 50% of the balance owed on the amended contract, and provided that Wheeler shall be entitled to a consent judgment against the Company for the balance due on his amended contract in the event the Company is in default for a period of 90 consecutive days. A copy of the Amendment to the Wheeler Contract is attached hereto as Exhibit 10.43 and is incorporated herein.

           The Company is a defendant in certain other suits which are deemed to be routine litigation in the ordinary course of business. The Company believe that the ultimate resolution of the suits will not have a material adverse impact on the Company's financial position or its results of operations.

SUMMER JAI-ALAI PARTNERSHIP

As part of the purchase of the assets of World Jai-Alai ("WJA"), in January, 1997, Florida Gaming Centers, Inc. ("Centers") acquired a 21% interest in the Summer Jai-Alai ("SJA") partnership. One of the purposes of the partnership was to operate a summer jai-alai season at the Miami Jai-Alai facility. Disputes arose between Centers and the other SJA Partners as to the rights and obligations under the various agreements governing summer jai-alai and its day to day operations by Centers. The disputes were based on the other summer partners' failure to pay certain accrued expenses and losses, and Center's method(s) of operation (see Footnote H to the Financial Statements). As a result of the inability to reach an amicable settlement of these issues, Centers filed suit against the SJA Partners in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida in Case No. 97-16271-CA30.

On June 11, 1998, Centers, entered into a into a settlement Agreement with the other SJA Partners (Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors). The Agreement contains the following provisions:

     o Centers maintained the right to operate Summer Jai-Alai from May 1, 1998 through November 28, 1998 and the option to run during May and June of 1999 at its own risk and for its own benefit. Centers agreed to hold the SJA harmless for any and all losses or liabilities that may be incurred;

     o If net profits from operating the 1998 Summer Season exceeded $250,000, Centers agreed to pay a total of $50,000 to the other SJA Partners;

     o All amounts owed to the State of Florida by SJA were to be paid by Centers;

     o All ITW amounts due to Flagler Greyhound were to be paid by Centers before September 30, 1998;

     o All claims and counterclaims of Centers and SJA contained in the lawsuit were dismissed with the exception of the broadcast and reception of the respective ITW signals. These issues are to be resolved or litigated at a later date;

     o The parties agreed to meet on or before December 31, 1998 to determine the operational dates or parameters for the 1999 Summer Season.

As a result of the December, 1998 meeting, the parties agreed to a continuation of the June 11, 1998 agreement with the following modifications:

     o Centers maintains the right to operate Summer Jai-Alai from May 1, 1999 through November 30, 1999 and May and June of 2000 at its own risk and for its own benefit. Centers agrees to hold the other partners in SJA harmless for any and all losses or liabilities that may be incurred.

     o For the aforementioned benefits, including the benefits derived from the operation of the 1998 Summer Season, Centers will pay each of the other SJA Partners (Hollywood, Flagler and Biscayne) the sum of $65,000 in three installments of $21,667, with the first payment due upon execution of the agreement and subsequent payments on June 1, 1999 and July 20, 1999.

Management believes that the net income and cash flow from SJA operations will offset these payments.


OCALA BREEDERS SALES COMPANY


           The Florida Legislature authorized Intertrack Wagering ("ITW") in 1990 allowing tracks and jai-alai frontons which conducted full schedules of live racing or live games to obtain ITW permits and accept inter-track wagers. The 1990 legislation also authorized one (1) ITW permit to operate for a maximum of 21 days in connection with thoroughbred sales at a permanent location holding a quarter horse permit and specific non-wagering race criteria. Such permit was awarded to Ocala Breeders Sales Company ("OBS") in Ocala, Marion County, Florida. Florida Gaming Centers, Inc. operates Ocala Jai-Alai in Marion County. The legislation was amended in 1991 and subsequent years to allow an increase in the number of days during which ITW wagering was allowed at OBS. From 1990 to the present, the only applicant for this thoroughbred sales ITW license has been and remains to be OBS.

           In 1995, WJA Realty, which was purchased by the Company, filed a lawsuit in State County alleging, among other things, that the ITW issue as to OBS is unconstitutional. In December, 1997, the Circuit Court granted Florida Gaming Centers, Inc. a Motion for Summary Judgment and found that the section of the Statute under which OBS was granted an ITW permit was a special law enacted in the guise of a general law and, consequently, is unconstitutional. The State of Florida, as one of the Plaintiffs, sought and was automatically granted a stay of the Judgment pending an Appeal. On March 3, 1999, the District Court of Appeals affirmed the Circuit Court decision that the law under which OBS is operating is unconstitutional.

           The Company does not know at this time what action OBS or the State of Florida will take concerning this litigation. Management believes that it is not possible for the Legislature to craft language permitting only OBS to conduct ITW wagering that would be constitutional.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           At the Company's 1998 Annual Meeting of Shareholders held on December 30, 1998, the following actions were taken:

           The following directors were elected for terms of office expiring in 1999:


                              Votes For        Votes         Absten-    Broker
                                              Withheld        tions      Non-
                                                                        Votes*
                              ---------      ---------       -------    -------
W. Bennett Collett            3,163,818        5,636           N/A        N/A

Robert L. Hurd                3,174,488        4,966           N/A        N/A

W. B. Collett, Jr.            3,171,423        8,031           N/A        N/A

George Galloway, Jr.          3,174,908        3,546           N/A        N/A

Roland M. Howell              3,178,541        0,913           N/A        N/A

Timothy L. Hensley            3,180,608        8,846           N/A        N/A


           *Pursuant to the terms of the Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the six nominees named.

           The following summarizes the voting to ratify the appointment of King & Company PSC as the Company's auditors for the year ended December 31, 1998:


                          Votes For     Votes        Absten-    Broker
                           Withheld                   tions      Non-
                                                                Votes
                          ----------   --------      -------    -------

King & Company PSC        3,192,148     27,373       29,933      None


           Following the Annual Meeting of Shareholders held on December 30, 1998, the Board of Directors of the Company amended Section 2.6(a) of the Company's Bylaws to read as follows:

           "Except as otherwise required by law, by the Corporation's Certificate of Incorporation, or by these bylaws, the holders of one third of the shares of capital stock of the Corporation issued and outstanding and entitled to vote at any given meeting present in person or by proxy shall be necessary to, and shall constitute a quorum for, the transaction of business at all meetings of stockholders."

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           The Common Stock traded on the NASDAQ SmallCap Market under the trading symbol "BETS" until August 21, 1998, at which time it was delisted. Since August 21, 1998 the Common Stock has traded in the Over-the-Counter market and is quoted in the Pink Sheets.

           The following table shows the high and low bid prices for the Common Stock for the period January 1 to August 21, 1998 and the year ended December 31, 1997. Bid prices were not available after August 21, 1998. The bid prices reflect interdealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. Actual sales prices are shown for the periods subsequent to August 21, 1998:


1997:                                                   HIGH       LOW
-----                                                   ----       ---
           For the Quarter Ended:
                     March 31                           $7 1/8    $5 1/4
                     June 30                             5 5/8     3 3/8
                     September 30                        5 1/4     2 5/8
                     December 31                         5 9/16    2 5/8

1998:                                                   HIGH        LOW
-----                                                   ----        ---

           For the Quarter Ended:
                     March 31, 1998                      3         1 13/16
                     June 30, 1998                       2         1 5/16
           For the Period:
                     July 1 to August 21                 1 3/8      17/32
                     August 22 to Sept 30                1*          7/16*
           For the Quarter Ended:
                     December 31                         1 3/8*      3/32*


           * Represents actual sales prices.

           As of March 26, 1999, the Company had approximately 3,500 holders of record of its Common Stock.

           Of the 5,782,250 shares of Common Stock outstanding as of March 26, 1999, persons who may be deemed "affiliates" of the Company or who acquired the shares in a transaction exempt from registration under the Securities Act hold approximately 2,868,277 shares ("Restricted Shares"), which may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. Of these Restricted Shares, 703,297 shares of Common Stock have been held by the holder for over one year and are thus available for sale in the public market subject to the volume and other limitations of Rule 144. Freedom, the holder of 1,774,480 Restricted Shares, has demand registration rights for its shares. Freedom has pledged a total of 1,650,000 Shares of Common Stock to secure loans to Freedom, including the pledge of 1,400,000 shares to one bank, 200,000 shares to another bank, and the pledge of 50,000 shares to a director of the Company. The Company has registered a total of 1,029,480 shares of Common Stock for resale by and for the account of any bona fide pledge of the Common Stock by Freedom. The Restricted Shares held by Freedom have been held by Freedom totaling 1,774,480 for over one year and are thus available for sale in the public market, subject to the volume and other limitations of Rule 144.

           In general, under Rule 144 a person (or person whose shares are aggregated) who has beneficially owned Restricted Shares for at least one year, including a person who may be deemed an affiliate of the Company, is entitled to sell within any three-month period a number of shares of Common Stock that does not exceed the greater of 1% of the then-outstanding shares of Common Stock (approximately 57,823 shares) or the average weekly trading volume of the Common Stock on the Over-the-Counter Market during the four calendar weeks preceding such sale. Sales under Rule 144 are subject to certain restrictions relating to manner of sale, notice and the availability of current public information about the Company. A person who has not been an affiliate of the Company at any time during the 90 days preceding a sale and who has beneficially owned shares for at least two years would be entitled to sell such shares without regard to the volume limitations, manner of sale provisions and other requirements of Rule 144.

           The Company has issued stock options to current or former directors and officers and certain key employees for a total of 1,040,000 shares of common stock. These option shares have not been registered by the Company for sale in the public market.

           THE COMPANY HAS VARIOUS ISSUES OF CONVERTIBLE PREFERRED STOCK OUTSTANDING AS OF DECEMBER 31, 1998. A COMPLETE DESCRIPTION AND SUMMARY OF THESE ISSUE OF CONVERTIBLE PREFERRED STOCK IS SET FORTH IN "ITEM 7. FINANCIAL STATEMENTS - NOTE B.

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

           The Company has never paid any cash dividends on its Common Stock and currently anticipates that any earnings will be retained for use in its operations. The Company is not contractually restricted from paying dividends on its Common Stock; however, it does not intend to pay any cash dividends on its Common Stock in the foreseeable future. Any future determination as to cash dividends will depend on the then earnings and financial position of the Company, as well as any legal restrictions and such other factors as the Board of Directors many deem appropriate.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL
           The Company currently owns and operates three jai-alai and inter-track pari-mutuel wagering ("ITW") facilities located in South and Central Florida. The Company's business consists primarily of its gaming operations at the Frontons, which include, among other things, live jai-alai games, ITW for thoroughbred racing, harness racing, and dog racing and jai-alai. The Company also conducts poker and dominoes at the Miami facility. The Company sells food and alcoholic beverages at all locations. The Company also owns and operates a residential real estate development acquired in late 1997 in Loganville (near Atlanta) Georgia.

RESULTS OF OPERATIONS
FISCAL YEAR 1998 COMPARED WITH FISCAL YEAR 1997

           During the twelve months ended December 31, 1998, the Company's operations reflects twelve months operation of live jai-alai performances at the Miami facility. The Ft. Pierce Fronton conducted live jai-alai performances January through April, 1998 and the Ocala facility conducted live performances from May 22, 1998 to October 31, 1998. A year-round schedule of ITW was also conducted at the Ft. Pierce and Ocala facilities. The Miami location offers limited ITW product due to blackouts imposed as a result of its close proximity to other South Florida pari-mutuels. The Miami facility, simulcasts its live jai-alai performances to other gaming facilities in Florida, the rest of the United States, and Mexico. The Miami fronton also operates six months of each year under the Summer Jai-Alai Partnership Agreement ("SJA"). See "Item 1. Description of Business"

COMPARISON DEFINITION

THE FOLLOWING ANALYSIS OF HANDLE, REVENUES, AND OPERATING EXPENSES IN THIS PART OF THE REPORT COMPARES FIGURES FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1998 FOR

THE THREE PARI-MUTUEL FACILITIES PRESENTLY OPERATING--- MIAMI, FT. PIERCE, AND OCALA. THE TAMPA FACILITY WAS SOLD IN NOVEMBER, 1998, AND ALL OPERATIONS CEASED AT THAT TIME.

HANDLE ANALYSIS

Total Handle (amount of money wagered) for the twelve months ended December 31, 1998 was $86,627,522 of which $23,626,220 was wagered on live jai-alai games and $14,461,358 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting. The aggregate amount wagered on inter-track guest signals carried at the Company's frontons was $48,539,944. These handle figures do not include the handle for the Miami facility for the period from May 1, 1998 through November 28, 1998, since this was the SJA permit period. The Miami facility was operated by the Company pursuant to a special agreement for the Company's benefit during the SJA permit period. See "Item 3. Legal Proceedings."

           Total Handle for the twelve months ended December 31, 1997 was $91,198,678 of which $31,160,696 was wagered on live jai-alai, $17,385,401 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting and $42,652,581 was wagered on inter-track guest signals carried at the Company's three frontons. These numbers do not the include handle for the Miami facility for the period from July 2, 1997 through November 30, 1997, since this was the SJA permit period. During this SJA permit period the facility was operated by the Company for benefit of the SJA partnership. The SJA Partnership income (loss) was accounted for by the Company on the equity (21%) method during 1997.

HANDLE INCREASES AND DECREASES

           Total net handle for the twelve months ended December 31, 1998 was $86,627,522. This figure represents a net decrease for the same period in 1997 of $4,571,156 (5%). This net decrease is explained as follows:

     1. Live handle decreased from $48,546,097 in 1997 to $38,087,578 for the same period in 1998, a decrease of $10,458,519 (21.5%).

     2. ITW handle increased from $42,652,581 in 1997 to $48,539,944 for the same period in 1998, an increase of $5,887,363 (13.8%).

     The over-all net decrease is attributable to the general decline of live jai-alai attendance and handle and increased competition from other gaming venues and from recreational activities in the Company's market area.

PARI-MUTUEL REVENUES

           Pari-mutuel revenues for the year ended December 31, 1998 were $10,751,554 compared to pari-mutuel revenues of $11,435,526 for the same period in 1997, a decrease of $683,972 or 5.9%. Revenues for the twelve months ended December 31, 1998, consisted of $6,371,721 from live and simulcast jai-alai wagering and $4,379,832 from inter-track guest commissions. These numbers do not include revenues for the Miami facility for the SJA season from May 1, 1998 through November 28, 1998. During the 1998 SJA season the Company operated the fronton under the SJA permit from pursuant to an operating agreement with SJA dated June 11, 1998 which allowed the Company to operate the SJA permit for its own account.

           Pari-mutuel revenues for the year ended December 31, 1997 were $11,435,526. Revenues for the year ended December 31, 1997, consisted of $7,551,457 from live and simulcast jai-alai wagering and $3,884,068 from inter-track guest commissions. These numbers do not include revenues for the Miami facility for the period from July 2, 1997 through November 30, 1997. The Miami facility was operated by the Company under a permit owned by the SJA partnership during this period. The Company recognized income and losses on its 21% ownership in the SJA partnership on the equity basis for the twelve months ended December 31, 1997.

           The Company opened two card rooms during 1997 - - - one at Tampa on May 22, 1997, and one at Miami on June 19, 1997. The only card room presently operating is at Miami. Card room revenue for the Miami Card Room for the twelve months ended December 31, 1998 was $238,773 compared to Miami Card Room revenues of $80,105 for the same period in 1997.

           Admissions income for the year ended December 31, 1998, was $257,346, net of state taxes, compared to $321,488 for the year ended December 31, 1997. Program revenue for the year ended December 31, 1998, decreased $19,224 to $400,914, from $420,138 for the year ended December 31, 1997. These decreases were primarily the result of fewer customers evidencing a general decline in live jai-alai attendance and increased competition from other gaming venues in the Company's market area.

           Attendance for live jai-alai performances and ITW performances was approximately 574,170 for the year ended December 31, 1998. This compares to 640,081 for the same period in 1997.

           Food and beverage income decreased $158,088 to $1,060,011 for the year ended December 31, 1998, compared to $1,218,099 for the year ended December 31, 1997.

           Other income for the year ended December 31, 1998, was $1,131,345 compared to a loss of $231,246 for the same period in 1997.

OPERATING EXPENSES

            The Company's operating expenses for the year ended December 31, 1998 were $11,285,477 down $666,873 from $11,952,350 in 1997. The components of these expenses which resulted in the net decrease are made up of the following items: Advertising and promotion expense decreased from $738,358 in 1997 to $670,578 in 1998 --- a total decrease of $67,780.

           Operating payrolls and related costs totaled $2,963,009 and $3,284,835, respectively, for the years ended December 31, 1998 and 1997. This figure excludes player payroll costs, bar restaurant, and concession payroll costs. The $2,963,009 consisted of $916,408 in mutuels payroll, $1,009,737 in maintenance/janitorial payroll, $731,053 in security payroll, $234,122 in office payroll, and $71,689 in admissions payroll. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the year ended December 31, 1998, for all facilities totaled $3,704,545 compared to $3,466,346 for the same period in 1997.

           Repairs and Maintenance expenses for the twelve months ended December 31, 1997, totaled $276,174 compared to $366,518 for the same period in 1998.

           Rental and service costs for totalizator wagering equipment also represent a significant portion of operating expenses. These expenses totaled $498,012 for the year ended December 31, 1998, compared to $458,679 for the year ended December 31, 1997, --- an increase of $39,333.

           Programs expense totaled $364,853 for the year ended December 31, 1998, compared to $425,736 for the same period in 1997.

           Card Room payroll costs totaled $101,657 and other card room operating costs totaled $64,577 for the twelve months ended December 31, 1998. Card room payroll costs totaled $129,311 and other card room costs were $31,918 for the same period in 1997.

           Depreciation and amortization expense for the twelve month period ended December 31, 1998 was $761,033, compared to $583,070 for the same period in 1997.

           Utilities expense totaled $703,920 for the year ended December 31, 1998 compared to $721,056, for the year ended December 31, 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

            The Company's general and administrative expenses were $5,526,604 for the twelve-months ended December 31, 1998 compared to $6,421,955 for the twelve months ended December 31, 1997. The decrease of $895,351 resulted from management's re-alignment of various departments along with a continuing austerity program to reduce expenses wherever possible.

           Comparison of significant categories of general and administrative expense for 1998 versus 1997 are as follows: Executive payroll and related costs were $526,596 in 1998, compared to $1,106,591 in 1997. Professional fees were $529,073 in 1998 compared to $533,978 in 1997. Consulting fees increased from $466,500 in 1997 to $524,400 in 1998. Travel and entertainment expense in 1998 totaled $147,855 compared to $280,288 in 1997. Telephone and other data line charges decreased approximately $8,437 to $211,697. Property and other taxes increased significantly to $688,542 in 1998 from $587,479 in 1997.

            Other general and administrative expenses incurred for fiscal 1998 were $1,924,095 compared to $2,138,781 for the same period in 1997. Other general and administrative expenses included a decrease in insurance expense of $89,786 to $527,642 down from $617,428 during 1997. Public company costs including shareholder relations/information and filing fees increased from $140,892 in 1997 to $154,099 in 1998. Employee benefits decreased $60,118 to $841,170 in 1998, down from $901,288 in 1997. Employee benefits are mainly health insurance and self insurance cost associated with player personnel.

            Interest expense totaled $780,952 in 1998 compared to $849,150 in 1997. The $68,198 decrease in interest expense was primarily the result of using the real estate sales proceeds to pay down interest-bearing obligations.

OTHER INCOME AND EXPENSE

Other income for the year ended December 31, 1998 totaled $1,131,345 compared to a loss of $231,246 for the same period in 1997.

A major portion of other income ($1,055,912) came from the sale of the Tampa Jai-Alai facility and the sale of excess real estate located at North Miami Beach.

Residential lot sales at Tara Club Estates totaled $557,900, an average sales price of $40,000 per lot for a total of 14 lots sold. These lots sales produced a net income of $263,481, which is included in other income.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1,136,190 at December 31, 1998. The Company had an increase in working capital of approximately $7,500,000 during the year ended December 31, 1998. The increase in working capital resulted from the sale of the Tampa facility for $8,300,000 and the excess real estate in North Miami Beach for $487,000. The proceeds from these real estate sales enabled the Company to reduce accounts payable and accrued expenses by about $6,100,000 and reduced the mortgage indebtedness to the Bank of Oklahoma from $7,000,000 to $2,813,000 as of December 31, 1998. The remainder of the real estate sales proceeds ($1,565,000) was used as partial payment on the redemption of the Series G Convertible Preferred Stock in the amount of $3,000,000.

Net cash used in the Company's operations was $3,950,128 for the year ended December 31, 1998. Net cash provided by investing was $8,909,048 - - - of that amount $8,856,000 is attributable to the sale of real estate.

Net cash used in financing activities was $4,864,840. The Company redeemed $3,583,588 of Convertible Preferred Stock and prepaid $1,281,252 of long-term debt.

During the year ended December 31, 1997, cash flow used in investing activities totaled $5,258,570. Additions to plant and equipment consisted of about $2,500,000 used to construct and equip two card rooms. Miscellaneous accounts receivable increased $468,372. The balance of the funds were used for the acquisition of the Tara Club Estates, Inc. real estate development. Funds advanced to an affiliated company, Freedom Financial Corporation ("Freedom") during the year ended December 31, 1997, pursuant to a previously approved secured credit line which bore interest at 2% over prime rate totaled $1,524,989. These advances were repaid in full when the Company purchased from Freedom partially improved and fully-improved properties as set forth on Form 8-K dated September 24, 1997 and amended on October 10, 1997 and February 9, 1998. The Company purchased properties consisting of a single-family residential development containing over 100 fully-developed home sites, 150 partially-developed home sites, a swim and tennis club facility and 23 acres of partially-improved commercial property.

During the year ended December 31, 1997, net cash provided by financing activities was $4,715,486. Funds generated from the sale of convertible preferred and common stock totaled $5,650,153. The Company repaid $934,667 of its long-term debt during the same period.

Subsequent to year-end, on February 19, 1999 the Company sold excess real estate near the Miami Jai-Alai Fronton for $3,568,000. The Company paid $1,500,000 of the proceeds received from the sale to the Bank of Oklahoma. As of the date of this report, the Company owes the Bank of Oklahoma, $1,283,950 - - - down from over $7,000,000 at the beginning of 1998. The balance of the cash received (less sales related costs) has been invested in short-term cash-equivalent funds.

The Company's cash flow is currently adequate to meet its' debts and other obligations as they come due.

During the twelve month period from February 20, 1998 to February 20, 1999, the Company sold the Tampa facility (which was losing money) and other excess real estate for an aggregate of over $12,500,000.

As a result of these transactions the Company's operating results improved dramatically.

The Company received an unqualified opinion from its public accounting firm on its financial statements for the year ended December 31, 1998.


ITEM 7. FINANCIAL STATEMENTS


     LIST OF FINANCIAL STATEMENTS FILED. See accompanying Financial Statements:

          Balance Sheets as of December 31, 1998 and 1997.

          Statements of Operations for the years ended December 31, 1998 and 1997.

          Statement of Changes in Stockholders' Equity for the two years ended December 31, 1998.

          Statements of Cash Flows for the years ended December 31, 1998 and 1997.

          Notes to Financial Statements.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997





AUDITED CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report .....................................1

Consolidated Financial Statements
  Balance Sheets..................................................2
  Statements of Operations........................................4
  Statement of Changes in Stockholders' Equity....................5
  Statements of Cash Flows........................................6
  Notes to Financial Statements...................................7


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
and Shareholders
Florida Gaming Corporation and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Florida Gaming Corporation and Subsidiaries (a Delaware Corporation) as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida Gaming Corporation and Subsidiaries as of


                                       /s/ King & Company, PSC

December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


Louisville, Kentucky

March 12, 1999

CONSOLIDATED BALANCE SHEETS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES


                                                            DECEMBER 31,
                                                      1998              1997
                                                      ----              ----
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $  1,136,190      $  1,042,110
  Accounts receivable, including ITW                  446,745           473,431
  Inventory                                           105,206           142,257
                                                 ------------      ------------
                                                    1,688,141         1,657,798

PROPERTY, PLANT AND EQUIPMENT--Notes C and J
  Land                                              4,183,425         8,006,721
  Buildings and improvements                        8,109,491        11,313,654
  Furniture, fixtures and equipment                 1,802,618         2,136,270
                                                 ------------      ------------
                                                   14,095,534        21,456,645

  Less accumulated depreciation                    (1,711,622)       (1,188,054)
                                                 ------------      ------------
                                                   12,383,912        20,268,591

ADVANCES TO RELATED PARTY--Note G                         -0-           233,034

REAL ESTATE DEVELOPMENT--Note M                     4,376,638         4,594,974

COMMERCIAL PROPERTY HELD FOR SALE--Note J           6,301,138         6,301,138

OTHER ASSETS--Notes C and H                           883,193           957,835
                                                 ------------      ------------

                                                 $ 25,633,022      $ 34,013,370
                                                 ------------      ------------
                                                 ------------      ------------


                                                                                             DECEMBER 31,
                                                                                        1998              1997
                                                                                        ----              ----

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Unclaimed winnings                                                               $    363,445      $    733,188
  Deposits on real estate sales                                                         214,000               -0-
  ITW payables                                                                          153,334           256,737
  Accrued payroll and related expenses                                                  562,750           439,151
  Accounts payable and accrued expenses--Note C                                       4,862,971         6,645,330
  Current portion of long-term debt--Note I                                           1,310,520         6,845,381
                                                                                   ------------      ------------
                                                                                      7,467,020        14,919,787

LONG-TERM DEBT (LESS CURRENT PORTION)--Note I                                         6,703,347         1,779,915

STOCKHOLDERS' EQUITY--Notes B, D and H
  Class A cumulative convertible preferred stock; 1,200,000 shares authorized;
    34,435 shares issued and outstanding; aggregate
    liquidation preference of $344,350                                                    3,443             3,443
  Series B cumulative convertible preferred stock; 5,000 shares authorized;
    195 and 445 shares issued and outstanding in 1998 and 1997,
    respectively; aggregate 1998 liquidation preference of $200,000                          20                45
  Series C 8% cumulative convertible preferred stock, 5,000 shares authorized; 100 and 150 shares issued and outstanding in 1998 and 1997,
    respectively; aggregate 1998 liquidation preference of $100,000                          10                15
  Series E 8% cumulative convertible preferred stock, 2,000 shares authorized;  1,950 and 2,000 issued and outstanding in 1998 and 1997,
    respectively; aggregate1998 liquidation preference of $1,950,000                        195               200
  Series F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 and 2,084 issued and outstanding in 1998 and 1997,
    respectively; aggregate 1998 liquidation preference of $2,000,000                       200               208
  Series G 5% cumulative convertible preferred stock, 3,000 shares authorized; -0- and 3,000 issued and outstanding in 1998 and 1997,
    respectively                                                                            -0-               300
  Common stock, $.10 par value; 15,000,000 shares authorized; 5,782,250
    and 5,620,060 issued and outstanding in 1998 and 1997, respectively                 578,225           562,006
  Capital in excess of par value                                                     39,600,988        43,184,670
  Accumulated deficit                                                               (28,720,426)      (26,437,219)
                                                                                   ------------      ------------
                                                                                     10,880,562        17,313,668
                                                                                   ------------      ------------

                                                                                   $ 25,633,022      $ 34,013,370
                                                                                   ------------      ------------
                                                                                   ------------      ------------


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                                                    1998               1997
                                                                                                    ----               ----

HANDLE
  Live Jai-Alai                                                                                $  34,502,831      $  53,283,207
  ITW-Guest                                                                                       58,535,618         55,664,780
  ITW-Host                                                                                        14,461,358         17,385,401
                                                                                               -------------      -------------
                                                                 TOTAL PARI-MUTUEL HANDLE      $ 107,499,807      $ 126,333,388
                                                                                               -------------      -------------
                                                                                               -------------      -------------


JAI-ALAI MUTUEL REVENUE                                                                        $  12,165,716      $  17,155,970
  Less pari-mutuel taxes to State of Florida                                                      (1,733,963)        (3,105,309)
  Less simulcast guest commissions                                                                (1,943,741)        (2,217,930)
INTER TRACK MUTUEL COMMISSIONS                                                                     5,257,576          5,018,174
                                                                                               -------------      -------------
                                                                  NET PARI-MUTUEL REVENUE         13,745,588         16,850,905

ADMISSION INCOME                                                                                     332,317            499,591
PROGRAM REVENUE                                                                                      497,375            594,337
FOOD AND BEVERAGE                                                                                  1,824,506          2,456,062
CARD ROOM REVENUE                                                                                    475,645            500,158
OTHER                                                                                                688,738            674,853
                                                                                               -------------      -------------
                                                                  TOTAL OPERATING REVENUE         17,564,169         21,575,906
OPERATING EXPENSES
  Advertising and promotions                                                                         851,971          1,212,092
  Operating and mutuels payroll and related costs                                                  4,052,354          4,609,917
  Player payroll and related costs                                                                 5,197,910          6,345,124
  Food and beverage costs                                                                          1,589,853          2,142,002
  Repairs and maintenance                                                                            423,666            438,173
  Totalizator/teleview rent--Note H                                                                  784,736            824,262
  Programs                                                                                           452,918            584,554
  Card room payroll and related costs                                                                203,019            477,177
  Other card room operating costs                                                                    112,197            161,336
  Depreciation and amortization                                                                      922,403            736,349
  Utilities                                                                                          887,531          1,067,100
  Miscellaneous, net                                                                                (213,802)           418,862
                                                                                               -------------      -------------
                                                                 TOTAL OPERATING EXPENSES         15,264,756         19,016,948
GENERAL AND ADMINISTRATIVE
  Executive payroll and related costs                                                                526,596          1,106,591
  Directors' fees--Note G                                                                             17,000             18,000
  Management consulting--Note G                                                                      524,400            466,500
  Telephone and travel                                                                               535,946            721,476
  Professional fees                                                                                  529,073            533,978
  Interest expense                                                                                   780,952            849,150
  Property taxes                                                                                     688,542            587,479
  Other--Note H                                                                                    1,924,095          2,138,781
                                                                                               -------------      -------------
                                                                                                   5,526,604          6,421,955
                                                                                               -------------      -------------
                                                                   (LOSS) FROM OPERATIONS         (3,227,191)        (3,862,997)
OTHER INCOME (EXPENSE)
  Sale of Tara lots--Note O                                                                          263,481                -0-
  Sale of other real estate--Note J                                                                1,055,912                -0-
  Interest and dividend income--Notes C and K                                                         56,068            280,830
  Provision for loss on gaming venture investment--Note L                                                -0-           (322,193)
  Loss on operation of Summer Jai Alai--Note K                                                      (186,768)               -0-
  Other (net)--Note D                                                                                (57,348)          (189,883)
                                                                                               -------------      -------------
                                                                                                   1,131,345           (231,246)
                                                                                               -------------      -------------
                                                                                 NET LOSS      $  (2,095,846)     $  (4,094,243)
                                                                                               -------------      -------------
                                                                                               -------------      -------------

BASIC LOSS PER COMMON SHARE--Note A                                                            $        (.36)     $        (.80)
                                                                                               -------------      -------------


See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

FOR THE TWO YEARS ENDED DECEMBER 31, 1998



                                        CLASS A            SERIES B             SERIES C           SERIES D          SERIES E
                                   PREFERRED STOCK     PREFERRED STOCK     PREFERRED STOCK      PREFERRED STOCK    PREFERRED STOCK
                                   PAR VALUE $.10      PAR VALUE $.10      PAR VALUE $.10       PAR VALUE $.10     PAR VALUE $.10
                                   ---------------     ---------------     ---------------      ---------------    ---------------
                                   SHARES    AMOUNT    SHARES    AMOUNT    SHARES   AMOUNT    SHARES   AMOUNT    SHARES   AMOUNT
                                   ------    ------    ------    ------    ------   ------    ------   ------    ------   ------

Balances at January 1, 1997         34,435   $ 3,443   1,992.5   $   199    550    $    55     650    $    65

Stock issued--Notes B and C                                                                                       2,000   $   200

Conversion of preferred
stock to common stock--Note B                         (1,547.5)     (154)  (400)       (40)   (650)       (65)

Dividend on Class A
  preferred  stock--
  $.90 per share

Dividends on Series C, D and F
  preferred stock

Net loss for the year

Stock warrants issued--Note D
                                    ------   -------       ---   -------    ---    -------     ---    -------    -----    -------
BALANCES AT
  DECEMBER 31, 1997                 34,435     3,443       445        45    150         15     -0-        -0-    2,000       200

Stock redemption--Note B and J                            (100)      (10)

Conversion of preferred
stock to common stock--Note B                             (150)      (15)   (50)        (5)                        (50)       (5)

Dividends on Series F
preferred stock


Net loss for the year
                                    ------   -------       ---   -------    ---    -------     ---    -------    -----    -------
BALANCES AT
  DECEMBER 31, 1998                 34,435   $ 3,443       195   $    20    100    $    10     -0-    $   -0-    1,950    $   195
                                    ------   -------       ---   -------    ---    -------     ---    -------    -----    -------
                                    ------   -------       ---   -------    ---    -------     ---    -------    -----    -------




                                             SERIES F               SERIES G
                                         PREFERRED STOCK        PREFERRED STOCK                COMMON STOCK
                                         PAR VALUE $.10          PAR VALUE $.10                PAR VALUE $.10
                                         --------------          --------------                --------------
                                         SHARES   AMOUNT       SHARES      AMOUNT          SHARES         AMOUNT
                                         ------   ------       ------      ------          ------         ------
Balances at January 1, 1997                                                               4,340,626    $    434,063

Stock issued--Notes B and C             2,084    $    208       3,000    $      300         447,500          44,750

Conversion of preferred
stock to common stock--Note B                                                               822,350          82,235

Dividend on Class A
  preferred stock--
  $.90 per  share                                                                             9,577             958

Dividends on Series C, D and F
  preferred stock

Net loss for the year

Stock warrants issued--Note D
                                        -----    --------       -----    ----------         -------          ------
BALANCES AT
  DECEMBER 31, 1997                     2,084         208       3,000           300       5,620,060         562,006

Stock redemption--Note B and J            (84)         (8)     (3,000)         (300)

Conversion of preferred
stock to common stock--Note B                                                               162,190          16,219

Dividends on Series F
preferred stock

Net loss for the year
                                        -----    --------       -----    ----------         -------          ------
BALANCES AT
  DECEMBER 31, 1998                     2,000    $    200         -0-    $      -0-      5,782,250  $         578,225
                                        -----    --------       -----    ----------         -------          ------
                                        -----    --------       -----    ----------         -------          ------





                                          CAPITAL IN
                                          EXCESS OF      ACCUMULATED
                                          PAR VALUE       DEFICIT
                                          ---------       -------

Balances at January 1, 1997             $ 35,276,095    $(22,232,412)

Stock issued--Notes B and C               7,737,316

Conversion of preferred
stock to common stock--Note B                (81,976)


Dividend on Class A
  preferred stock--
  $.90 per  share                             30,013         (30,971)

Dividends on Series C, D and F
  preferred stock                                            (79,593)

Net loss for the year                                     (4,094,243)

Stock warrants issued--Note D                223,222
                                        ------------    ------------

BALANCES AT
  DECEMBER 31, 1997                       43,184,670     (26,437,219)

Stock redemption--Note B and J            (3,567,487)

Conversion of preferred
stock to common stock--Note B                (16,195)

Dividends on Series F
preferred stock                                             (187,361)

Net loss for the year                                     (2,095,846)
                                        ------------    ------------
BALANCES AT
  DECEMBER 31, 1998                     $ 39,600,988    $(28,720,426)
                                        ------------    ------------
                                        ------------    ------------




See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                           1998             1997
                                                                           ----             ----
OPERATING ACTIVITIES
  Net loss                                                              $(2,095,846)   $(4,094,243)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                         922,403        736,349
      Warrants issued for funding origination--Note D                           -0-        223,222
      Provisions for loss on gaming activities                              186,768        322,193
      Decrease (increase) in inventory                                       37,051         27,162
      Decrease in accounts receivable                                       (26,686)      (289,380)
      (Decrease) in unclaimed winnings                                     (369,743)      (196,829)
      (Decrease) increase in accounts payable and accrued expenses       (1,762,163)     3,966,686
      Realized gain on sale of real estate- - Note J                     (1,055,912)       (17,493)
      Increase in deposits                                                  214,000            -0-
                                                                        -----------    -----------
                         NET CASH PROVIDED BY (USED IN)
                              OPERATING ACTIVITIES                       (3,950,128)       677,667

INVESTING ACTIVITIES
  Purchases of property and equipment                                      (225,264)    (3,184,725)
  Decrease (increase) in other assets                                       422,893       (163,502)
  Investments in gaming ventures                                           (177,345)           -0-
  Decrease (increase) in miscellaneous receivables                          233,034       (468,372)
  Loans to affiliated company                                                   -0-     (1,524,989)
  Proceeds from the sale of real estate- - Note J                         8,655,730         83,018
                                                                        -----------    -----------
                         NET CASH PROVIDED BY (USED IN)
                              INVESTING ACTIVITIES                        8,909,048     (5,258,570)

FINANCING ACTIVITIES
  Redemption of preferred stock                                          (3,583,588)           -0-
  Net long-term debt issued (repaid)                                     (1,281,252)      (934,667)
  Proceeds from sale of stock                                                   -0-      5,650,153
                                                                        -----------    -----------
                         NET CASH PROVIDED BY (USED IN)
                                 FINANCING ACTIVITIES                    (4,864,840)     4,715,486
                                                                        -----------    -----------

                    NET INCREASE IN CASH AND CASH EQUIVALENTS                94,080        134,583

Cash and cash equivalents at beginning of period                          1,042,110        907,527
                                                                        -----------    -----------

                   CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 1,136,190    $ 1,042,110
                                                                        -----------    -----------
                                                                        -----------    -----------

SUPPLEMENTAL DISCLOSURES
  Issuance of common stock pursuant to-
    -Conversion of preferred stock                                      $    16,219    $       106
  Interest paid                                                         $   891,862    $   734,428
  Payment of dividend through issuance of common stock                  $       -0-    $    30,971

  Cancellation of debt pursuant to asset acquisition                    $       -0-    $ 3,208,163

  Issuance of preferred stock pursuant to asset acquisition             $       -0-    $ 2,084,000

  Debt assumed pursuant to asset acquisition                            $       -0-    $ 1,010,000



See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY BACKGROUND: Florida Gaming Corporation (the Company) operates live Jai Alai frontons in Ft. Pierce, Miami and Ocala, Florida through its Florida Gaming Centers, Inc. subsidiary (Centers). The Company also conducts intertrack wagering (ITW) on jai alai, horse racing and dog racing from its Ocala Jai Alai and Ft. Pierce facilities. On November 26, 1997, the Company acquired Tara Club Estates, Inc. ("Tara"), a residential real estate development and commercial project located near Atlanta in Walton County, Georgia. The Company intends to complete the development and market the property. (See Note M) These financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions have been eliminated.

Approximately 34% of the Company's common stock is controlled by the Company's Chairman either directly or beneficially through his ownership of Freedom Financial Corporation (Freedom), a closely held investment company.

ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets.

LONG-LIVED ASSETS: The Company's investment in its residential and commercial property is carried at cost. The Company evaluates the carrying value of its long-lived assets under FAS 121 annually.

INVENTORY: The Company's inventory, comprising food and beverage products and souvenirs, is stated at the lower of cost or market.

OTHER COMPREHENSIVE INCOME: During 1998, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 130, REPORTING COMPREHENSIVE INCOME. The Company had no "other comprehensive income" during either year presented. Accordingly, Comprehensive income is equal to net income in both years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

PARI-MUTUEL WAGERING: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company's liability to host tracks for ITW collections totaled $158,546 and $256,737 at December 31, 1998 and 1997, respectively. Unclaimed winnings (outs) totaled $244,054 and $733,188 at December 31, 1998 and 1997, respectively.

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

The weighted average number of shares outstanding used in the calculation of basic net loss per common share was 5,735,266 and 5,087,656 for 1998 and 1997, respectively. Diluted loss per common share is not presented for either year since the amount is antidilutive.

Options and warrants to purchase 150,000 and 2,209,000 shares of the Company's common stock were outstanding on December 31, 1998 and 1997, respectively. Had the Company reported income, 0 and 965,000 of these shares, net of forfeitures would have been included in the computation of diluted income per common shares for 1998 and 1997, respectively because the weighted average market price was greater than the exercise price of those options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

RECLASSIFICATION: Certain 1997 amounts have been reclassified to conform with their 1998 presentation.


NOTE B--PREFERRED STOCK

CLASS A PREFERRED: The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. Class A preferred stock dividends totaled $30,971 during 1997. These dividends were paid by the issuance of 9,577 common shares and $20 cash in lieu of fractional shares in 1997. The Company did not declare the required dividend in 1998.

Each share of Class A preferred is convertible into .225 shares of common stock at the holder's option. During the years ended December 31, 1998 and 1997, no shares were converted. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

CLASS B PREFERRED: The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration received by the Company upon initial issuance of each share of the Series B stock was $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. On December 15, 1995, the Board of Directors reserved 600,000 shares of the Company's common stock for issuance upon conversion of the Series B preferred stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. During 1998, 100 Series B shares were redeemed by the Company and 150 were converted to common stock. During 1997, 1547.5 Series B shares were converted to 295,951 shares of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997


NOTE B--PREFERRED STOCK--CONTINUED

SERIES C PREFERRED: The Company is authorized to issue 5,000 shares of Series C 8% Cumulative Convertible Preferred Stock, $.10 par value (the "Series C Preferred Stock"), which provides annual dividends at the rate of 8% of the share's Stated Value. The Stated Value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company's Board of Directors, such dividends may be paid in shares of the Series C Preferred Stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997


NOTE B--PREFERRED STOCK--CONTINUED

During 1998, 50 Series C shares were redeemed by the Company and during 1997, 400 Series C shares were converted to 144,518 shares of common stock. Also, between September 21, 1998 and November 25, 1998, the holder of the Series C shares attempted to convert the remaining 100 Series C shares into the common stock of the Company. The Company refused to convert the Preferred shares and made a verbal offer to redeem the shares pursuant to the subscription agreement. The Series C shareholder has asserted a claim against the Company asking for the issuance of 302,024 shares of common stock and the payment of liquidated damages in excess of $750,000. Company management intends to vigorously defend the Company's right to refuse to convert these shares to the extent the result would be illegal or inequitable to the Company's other shareholders. Further, the Company believes the requested liquidated damages are so unconscionable that they constitute an unenforceable penalty. A lawsuit has not been filed by either party in this matter.

SERIES D PREFERRED: The Company is also authorized to issue up to 5,000 shares of Series D 8% Cumulative Convertible Preferred Stock (the "Series D Preferred Stock"), which provides annual dividends at the rate of 8% of the shares' Stated Value. The Stated Value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company's Board of Directors, such dividends may be paid in shares of the Series D Preferred Stock. Holders of Series D Preferred Stock may convert all or any of such shares to the Company's Common Stock beginning 90 days after the issuance of the Series D Preferred Stock.

During 1997, the Company issued an additional 525 Series D shares at $920 per share and 1,175 Series D shares were converted to 311,503 shares of common stock. There were no Series D shares outstanding at December 31, 1998 and 1997.

SERIES E PREFERRED: The Company is authorized to issue 2,000 shares of Series E 8% cumulative convertible preferred stock, $.10 par value (the "Series E Preferred Stock"), which provides annual dividends at the rate of 8% of the share's stated value, payable upon conversion of the Series E preferred stock into common stock. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or splits).

Holders of Series E Preferred Stock may convert all or any such shares to the Company's common stock (the "Series E Conversion Shares") beginning 120 days after the issuance of the Series E Preferred Stock. If not converted earlier by the holder, the Series E Preferred Stock shall be converted automatically two years from the date of issuance. In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.50 and (ii) 80% of the average of the closing bid price of the common stock on the five trading days before conversion. A holder of Series E Conversion Shares may not sell more than 25% of such shares between 120 and 150 days of his

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997


NOTE B--PREFERRED STOCK--CONTINUED

purchase of Series E Preferred Stock converted into each share, 50% of such shares between 151 and 180 days of his purchase of Series E Preferred Stock converted into such shares and 75% of such shares between 181 and 210 of his purchase of Series E Preferred Stock converted into each share; holders may generally sell all of their Series E Conversion Shares 211 days after their purchase.

Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock.

During 1998, 50 shares of the Series E preferred stock was redeemed by the Company. During 1997, the Company issued 2,000 Series E shares at $1,000 per share.

SERIES F PREFERRED: The Company is also authorized to issue up to 2,500 shares of Series F 8% Cumulative Convertible Preferred Stock (the "Series F Preferred Stock"), which provides annual dividends at the rate of 8% of the shares' stated value. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company's Board of Directors, such dividends may be paid in shares of the Series F Preferred Stock.

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

During 1997, the Company issued 2,084 Series F shares at $1,000 per share (See Note M). The Series F shares are all held by related parties of the Company. One such party, Freedom Holding, returned 84 Series F shares to the Company as a partial payment on its debt to the Company (See Note G). There remains 2,000 series F shares outstanding at December 31, 1998.

SERIES G PREFERRED: The Company is also authorized to issue up to 5,000 shares of Series G 5% Convertible Preferred Stock (the "Series G Preferred Stock"), which provides semi-annual dividends at the rate of 5% of the shares' stated value. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company's Board of Directors, such dividends may be paid in shares of the Series G Preferred Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997


NOTE B--PREFERRED STOCK--CONTINUED

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

During 1997, the Company issued 3,000 Series G shares at $920 per share. During 1998, the Company redeemed all of the outstanding Series G shares through the payment of $1,560,000 in cash and $2,000,0000 in notes payable. (See Notes I and J)

The Class A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock, the Series E Preferred Stock, the Series F Preferred Stock and the Series G Preferred Stock are all equal in rank with respect to the payment of dividends and the distribution of assets upon liquidation of the Company.


NOTE C--WJA CONTRACT

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997


NOTE C--WJA CONTRACT--CONTINUED


Consideration for the acquisition included (i) the cancellation of WJA Notes and related obligations from the Bank of Oklahoma, (ii) the retention by WJA of the 200,000 shares of common stock owned by WJA, (iii) the assumption of all liabilities of WJA arising in the ordinary course of business (subject to certain limitations), including a $500,000 promissory note owed to Wheeler-Phoenix, payable over a ten year period in equal installments, with annual interest of 6% and (See Note I) (iv) a profit sharing arrangement based on FGC's net profits before income taxes, wherein WJA will receive 20% of FGC's cumulative net profits for ten years (1997 through 2000), subject to a cumulative $1,000,000 per year cap. Other aspects of the 20% provision may affect the profit payout. Additionally, should FGC dispose of any of its significant assets or operations, WJA would be entitled to 10% of FGC's gain on disposition. Although no net operating profit payments were due for 1998 and 1997, the Company may be required to pay a small disposition payment relating to sale of the Tampa Jai Alai property. (See Note J) The amount is subject to various contingencies that leave its determination inestimable at this time.

Two principals of WJA, also entered into consulting arrangements with the Subsidiary. One principal entered into a ten-year consulting agreement with the Subsidiary, with annual compensation of $100,000 during the first five years of the agreement and annual compensation of $50,000 during the second five years of the agreement. The other principal entered into a five-year consulting agreement with the Subsidiary, with annual compensation of $240,000, plus certain benefits. These two individuals were also granted stock options on the Company's stock with a fair value of $150,298. (See Note D) During 1997, the Company discontinued the required payments under the above consulting agreements because of its working capital deficiencies. Delinquent payments totaling $96,000 were included in the accompanying 1997 balance sheet as accrued expenses.

On November 24, 1998, amendments to the consulting and noncompetition were executed, and settlements reached requiring payments to both principals of all amounts past due, based on the modified agreement. The revised agreement requires annual compensation of $72,000 for the first five years and $48,600 annually during the second five years of the agreement for one principal, and annual compensation of $120,000, plus certain benefits over a ten year period for the other principal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997


NOTE D--STOCK OPTIONS

No options to purchase stock of the Company were granted or exercised during 1998. At December 31, 1997, options to purchase 975,000 shares for prices ranging from $4.125 to $7.50 per share were outstanding. All of these options were cancelled effective November 2, 1998.

On February 9, 1999, the Board of Directors rescinded the Company's Directors Stock Option Plan, which was adopted in 1994, and the Company's Directors Continuing Stock Option Plan, which was adopted in 1997. On the same date, the Board of Directors adopted a new Directors and Officers Stock Option Plan and on February 11, 1999 options were granted to each director to purchase 60,000 shares Common Stock for $1.125 per share, which was the last sales price of the Common Stock in the over-the-counter market on February 10, 1999. In addition, options to purchase 575,000 shares of Common Stock for $1.125 each were granted to certain corporate officers and directors. The above options are exercisable, in whole or in part, from time to time, anytime after August 26, 1999 and before August 11, 2004.

Under a Stock Purchase Agreement, dated March 31, 1993 Florida Gaming granted Freedom options to purchase 2,030,000 shares of Common Stock at an exercise price of $1.25 per share, exercisable at any time prior to the fifth anniversary of the closing.

Freedom exercised options to purchase 1,125,000 shares of the Company's common stock in 1994 and 1997. Its remaining option to acquire 905,000 shares expired on March 31, 1998.

Warrants for the purchase of 150,000 shares of the Company's common stock were also issued during 1997 to an organization utilized by the Company to locate capital funding sources to purchase its preferred stock. The exercise price is 110% of the quoted price of the Company's stock at date of grant or $4.18 per share. These warrants are vested immediately and expire in five years. The warrants had a fair value of $1.49 each at the date of issue or a total of $223,222. This amount was charged to Other Expense in the accompanying 1997 Statement of Operations.

The fair value of the above warrants was determined using the Black-Scholes option pricing model. The assumptions used during 1997 to value the Company's stock options were as follows:


        Risk-free rate of return                          6.000%
        Expected forfeitures                                None
        Expected volatility                               30.00%
        Expected dividends                                  None

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997


NOTE D--STOCK OPTIONS--CONTINUED

No compensation cost was recognized during 1997 for stock options issued to employees and directors. There were no stock options granted in 1998. Had the Company accounted for stock options issued during 1997 using the fair value method (FASB 123), the Company's 1997 compensation expense would have been increased by $908,011. Additionally, basic loss per share would have increased by $(.18) in 1997. The fair value of stock options granted in connection with the Company's acquisition of the Jai Alai facilities described in Note C was $150,298. Such amount is included in the basis of the assets acquired and in capital in excess of par value in the accompanying 1998 and 1997 balance sheets.


NOTE E--TAXES ON INCOME, HANDLE AND ADMISSIONS

At December 31, 1998, the Company had tax net operating loss (NOL) carryforwards of approximately $16,000,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2014. However, $9,000,000 of the Company's NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $95,000 per fiscal year under Section 382 of the IRC because Freedom's stock purchase discussed in Note D was considered a change in ownership under the "deemed exercise rule" of IRC Section 382. As a result, only the net operating losses attributable to the period after the "change in ownership" (approximately $7,000,000) are not subject to the Section 382 limitation.

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

Effective July 1, 1998, tax relief legislation was enacted by the State of Florida stipulating that jai alai permit holders incurring state taxes on handle and admissions in an amount exceeding its operating earnings (before deduction of certain expenses such as depreciation and interest) for the prior year are entitled to credit such excess against pari-mutuel taxes due and payable. In 1997 Miami Jai Alai and Tampa Jai Alai incurred and had available 1998 pari-mutuel tax credits of $1,606,051 and $935,521, respectively. During 1998, Miami utilized credits of $521,762 over two eligible months of operations. Tampa Jai Alai, which discontinued live operations following its July 4th performances, utilized pari-mutuel tax credits of $13,940. Miami will be entitled to carry over the unused 1998 credits to 1999 and will have an additional credit of $1,342,912 available for recovery, representing the full amount of taxes incurred in 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997


NOTE F--RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching. The Company's costs for matching employee contributions totalled $111,500 and $139,800 during 1998 and 1997, respectively.


NOTE G--RELATED PARTY TRANSACTIONS

Reference is made to Note I for details pertaining to the Company's credit facility with Freedom Financial Corporation, a closely-held corporation owned substantially by the Company's Chairman.

During 1997, the Company provided working capital advances to Freedom and made payments to third parties on Freedom's behalf. These third party payments comprised transfers totaling approximately $582,000 to Freedom's brokerage margin account, which funds were used by Freedom to cover "margin calls" made by the brokerage as the value of Freedom's collateral in the margin account decreased in value. The collateral included Florida Gaming common stock acquired by Freedom during 1997 pursuant to its exercise of options. The Company also advanced approximately $118,000 directly to Freedom through this open account during the year. Freedom made payments to the Company during 1997 totaling $259,500 as a reimbursement of these advances and also incurred expenses on behalf of the Company totaling approximately $207,500 which were likewise credited to Freedom's open account. The remaining balance in the open account at December 31, 1997 of $233,034 is included in the accompanying 1997 balance sheet as a non-current advance to a related party. Freedom paid the receivable in its entirety by the payment of cash and the return of $84,000 (84 shares) of the Company's Series F Preferred Stock obtained by Freedom in connection with its sale of real estate to the Company as described in Note M.

On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom with the loan represented by a promissory note (the "Company Note") bearing interest at the rate of 15% per annum secured by a first lien on the shares of the Company's wholly-owned subsidiaries, Florida Gaming Centers, Inc. ("Centers") and Tara Club Estates, Inc. ("Tara") and by a second lien on substantially all of the Company's other assets. The Note is guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets. On November 24, 1998, The Company borrowed $1,135,000 from Freedom pursuant to the above arrangement.

Reference is made to Note D for information relating to Freedom's stock options with respect to the Company's common stock and the exercise of a portion of those options during 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997


NOTE G--RELATED PARTY TRANSACTIONS--CONTINUED

Additional information can be found in Note D pertaining to compensating stock option arrangements between the Company and its Directors.

Reference is made to Note M for details of the Company's purchase of certain real estate from Freedom.

During 1996, the Board of Directors established the Chairman's annual salary at $360,000, payable monthly. The Chairman had previously received no salary for the years 1993, 1994 and 1995. During 1997, the Chairman received 8 monthly payments of $30,000 consistent with the Board's directive. In September, 1997, the Company discontinued the salary payments to the Chairman and began paying $30,000 per month to Freedom Financial Corporation in lieu of the salary. No written employment or consulting agreement exists between the Company and Freedom.


NOTE H--COMMITMENTS AND CONTINGENCIES

CASINO AMERICA: On October 4, 1994, the Company entered into a letter of intent (the "Letter of Intent") with Casino America, Inc. ("Casino America") to form a joint venture (the "Joint Venture") to build and operate a casino or a flea market at its Ft. Pierce Fronton ("the Fronton"). Casino America owns and operates located in Colorado, Florida, Louisiana and Mississippi. If the Joint Venture is formed to build a flea market before passage of an amendment to the Florida Constitution to permit casino gaming at the Fronton, the Company will contribute its interest in the Fronton to the Joint Venture with a credit to its joint venture capital account of $5,000,000. Casino America will contribute up to $2,500,000, as needed, to construct a 100,000 square foot indoor facility suitable for a casino or flea market. If casino gaming is not permitted in Florida by 2000, Casino America has a continuing option to convert the money contributed to the Joint Venture to a promissory note from the Joint Venture payable in equal payments over a ten year period with interest at 8% per annum. If casino gaming is permitted at the Fronton by 2000, the value of the assets contributed by the Company to the Joint Venture will be adjusted to increase the Company's capital account up to $22,500,000. Casino America would fund its capital account on an as needed basis up to $22,500,000. All profits and losses of the Joint Venture will be allocated between the partners based upon capital accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997


NOTE H--COMMITMENTS AND CONTINGENCIES--CONTINUED

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

Freedom Financial Corporation has informed the Company that Casino America has purchased 22,500 shares of Freedom's 7% Series AA Mandatorily Redeemable Preferred Stock (the "Series AA Stock"). The Series AA Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and possible passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Series AA Stock is convertible into a minimum of 150,000 shares and a maximum of 300,000 shares of the Common Stock. Casino America is the sole holder of Series AA Stock. On October 12, 1994, Freedom purchased 300,000 shares of Common Stock from the Company by partial exercise of its option to purchase up to 1,630,000 shares (at that date) of the Company's Common Stock at an exercise price of $1.25 per share. In 1997, Freedom purchased an additional 425,000 shares of common stock pursuant to the same option. Freedom now owns directly 1,774,480 shares of the Company's 5,782,250 shares of issued and outstanding Common Stock. (See Note D.)

LEASES: The Company rents totalizator (Autotote) and other equipment under leases which expire at various dates through 2001. The totalizator leases require a minimum annual rental plus contingent rentals based on a percentage of the handle in excess of the minimum annual rental. Total totalizator and other equipment rental expense under operating leases for the years ended December 31, 1998 and 1997 was approximately $785,000 and $824,262, respectively. The remaining minimum lease commitments under all operating leases at December 31, 1998, including those obligations assumed in connection with the Company's acquisition of certain WJA assets (see Note C), are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997


NOTE H--COMMITMENTS AND CONTINGENCIES--CONTINUED


                                            Minimum
      Year                                Annual Rental
      ----                                -------------
      1999                                 $ 635,000
      2000                                   410,000
      2001                                   410,000
                                           ---------

                                          $1,455,000
                                           ---------
                                           ---------


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

In addition to the Company's guarantee, Freedom Financial Corporation provided a similar guarantee as a further inducement to the seller of the real estate. Based on the closing price of the Company's common stock at the end of the three year period in 1997 ($3.00), a payment of $284,016 was due under the guarantee. This amount was included as an accrued expense in the accompanying 1997 balance sheet. Of this amount, $217,000 was recorded as additional purchase price of the subject real estate with the difference ($67,000) charged to interest expense based on the time value of the money paid over the three years. During 1998, the Company paid the seller $284,016 to fulfill its obligations under the stock appreciation guarantee.

YEAR 2000: The Company's operations are dependent on its computerized Autotote and accounting systems. Such systems are subject to the Year 2000 (Y2K) millennium "bug". The Company believes its systems are or will be Y2K ready by June, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997


NOTE H--COMMITMENTS AND CONTINGENCIES--CONTINUED

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

PAYROLL TAX PENALTY: Because of its working capital deficiencies in 1997 and early1998, the Company was unable to remit its 1998 payroll tax withholdings on a timely basis. At December 31, 1998, all payroll taxes due had been paid, however, the delinquencies resulted in the assessment of penalties by the IRS totaling approximately $360,000. The Company has appealed the penalties on the basis of financial hardship and expects to negotiate a settlement with the IRS. The Company has accrued a portion of this expense in the accompanying 1998 financial statements based on management's estimate of the amount it anticipates paying as a result of the penalties.

LITIGATION: The Company is a defendant in certain other suits which are deemed to be routine litigation in the ordinary course of business. The Company believes that the ultimate resolution of the suits will not have a material adverse impact on the Company's financial position or its results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997


NOTE I--LONG-TERM DEBT

The Company's long-term debt comprised the following at December 31, 1998 and 1997:


                                                                         December 31, 1998                     December 31, 1997
                                                                         -----------------                     -----------------
                                                                    Current         Long-term              Current         Long-term
                                                                    -------         ---------              -------         ---------

Mortgage note dated June 17, 1994 secured by real estate
located in St. Lucie County; payable in monthly installments of $425 including interest at 8% per annum through June 17,
2004.                                                                $3,412             $19,194           $ 3,151           $ 22,605

Mortgage noted dated January 3, 1995 secured by real estate
located in St. Lucie county; payable in monthly installments of $1,980 including interest at 9.5% per annum through
December 3, 1999 with a balloon payment of $226,774, plus
interest, due on January 3, 2000.                                     2,104             226,774             1,913            228,877

Mortgage note dated January 3, 1995 secured by real estate
located in St. Lucie county; payable in monthly installments of $2,079 including interest at 9.5% per annum through
December 3, 1999 with a balloon payment of $238,113, plus
interest due on January 3, 2000.                                      2,208             238,114             2,009            240,321

Mortgage note dated January 31, 1995 secured by real estate
located in St. Lucie county; payable as follows: $2,655
monthly at 8% per annum through February 1, 1996; $4,548
monthly at 9% per annum from March 1, 1996 through February
1, 1998; $4,017 monthly at 9.5% or prime rate plus 2%
(whichever is greater) per annum from March 1, 1998 through
February 1, 2000; a balloon payment of approximately
$277,958, plus interest, due on February 1, 2000.                    17,796             279,754            27,293            288,112

Senior non-negotiable promissory note payable to Millennium
Partners LP dated October 1, 1998; interest payments of
$33,333 on the first day of each month with final payment of remaining principal and interest due on October 1, 2000.
Annual interest rate 20%. Each payment on note shall be
applied first to accrued but unpaid interest and then to
reduction of principal. Note issued in connection with the
Company's redemption of its Series G Preferred stock (See
Notes B and J).                                                           0            2,000,000                0                  0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997


NOTE I--LONG-TERM DEBT--CONTINUED


                                                                                     December 31, 1998           December 31, 1997
                                                                                     -----------------           -----------------
                                                                                   Current    Long-term      Current       Long-term
                                                                                   -------    ---------      -------       ---------

A non-interest bearing note payable dated September 12, 1996 unsecured; payable in quarterly installments based on net
cash flow calculations computed by the note maker (Florida
Gaming Corporation) at the end of each quarter; note maker
has no obligation to pay principal under the note except to
the extent of an undivided fifty percent (50%) of all
collections in excess of $12,000,000 United States dollars
in respect of the WJA (World Jai Alai) notes                                                0           0          0      $1,000,000

Line of credit on the amount of $1,500,000 with Freedom
Financial Corporation dated November 24, 1998, secured by
2,000 shares of Tara Club Estates, Inc. and 20,000 shares of
Florida Gaming Centers Capital Stock (respectively, being
all of the issued and outstanding capital stock of said
corporations). Interest rate is 15% annually. Line of credit matures upon demand but if no demand is made then note and
mortgages will be due in one year.                                                 $1,135,000           0          0               0

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
(In default)                                                                          100,000  $2,702,011 $5,317,936               0

Note payable to Wheeler-Phoenix, Inc., assumed in connection with the acquisition of assets described in Note C;
principal payable in 10 annual installments plus interest at
6%.                                                                                    50,000     400,000    500,000               0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997


NOTE I--LONG-TERM DEBT--CONTINUED


                                                                         December 31, 1998               December 31, 1997
                                                                         -----------------               -----------------
                                                                     Current            Long-term       Current        Long-term
                                                                     -------            ---------       -------        ---------


Note payable dated July 7, 1993 secured by investment real
estate in Walton County, Georgia; interest payable in
monthly installments at an adjusted monthly rate of prime
plus 1 point through September 23, 1998.                                       0          $837,500      $493,079                0

Mortgage note dated June 30, 1997 secured by second mortgage in investment real estate in Walton County, Georgia; payable on December 31, 1997; interest is payable at prime + .25% 0
0 500,000 0
                                                                      ----------------------------------------------------------
                                                                      $1,310,520        $6,703,347    $6,845,381       $1,779,915
                                                                      ----------------------------------------------------------
                                                                      ----------------------------------------------------------



The approximate maturities of the Company's long-term debt for the five years subsequent to December 31, 1998 are as follows: 1999--$1,310,520;
2000--$3,599,342; 2001--$354,002; 2002--$380,834; 2003--$244,205;
thereafter--$2,124,964.

On March 10, 1998, Wheeler and Wheeler-Phoenix, Inc. filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Florida Gaming Centers (Centers) and the Company. Wheeler claimed that Centers breached the Wheeler Contract. Wheeler asserted that the Company guaranteed the performance of Centers. Wheeler requested judgment in the amount of $675,000 due for consulting services through the term of the agreement, together with prejudgment interest, attorneys' fees, costs and such other relief as the Court deems just and proper. In addition, Wheeler-Phoenix, Inc. alleged that Centers failed to make payments due under a promissory note in the principal amount of $500,000. Wheeler-Phoenix requested judgement in the amount of $500,000, together with prejudgment interest accrued up to the time of judgement, attorneys' fees, costs and other relief as the court deems just and proper. The suit was dismissed in December 1998 following Centers payment of $80,000 on the Wheeler-Phoenix note and pursuant to the stipulation of the parties following the entry into an Amendment to the Wheeler Contract dated November 24, 1998 which provided for Centers to pay Wheeler (i) $75,000 in past due consulting fees, (ii) $6,000 per month for sixty months commencing January 1999, and (iii) $4,050 per month for sixty months commencing January 2004. The Amendment also provided Centers with an option exercisable at anytime to purchase the balance of the Wheeler Contract for 50% of the balance owed on the amended contract, and provided that Wheeler shall be entitled to a consent judgment against the Company for the balance due on his amended contract in the event the Company is in default for a period of 90 consecutive days.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997


NOTE J--PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprise the following:


                                                                            DECEMBER 31,
                                                                   1998                     1997
                                                              -----------               -----------
  Land (undeveloped)                                          $ 1,617,495               $ 1,617,495
  Land (improved)                                             $ 2,565,930               $ 6,389,226
  Buildings and improvements                                    8,109,491                11,313,654
  Equipment furniture and fixtures                              1,716,708                 2,050,360
  Vehicles                                                         85,910                    85,910

  Less accumulated depreciation                                (1,711,622)               (1,188,054)
                                                               ----------                ----------

                                                              $12,383,912               $20,268,591
                                                              -----------               -----------
                                                              -----------               -----------



The Company made five purchases of undeveloped land during 1994. The five purchases comprised approximately 100 acres, all of which are adjacent to the Ft. Pierce Jai Alai property. The amounts paid for this property totaled $529,864 including debt assumptions of $190,000, cash payments of $185,000 and the issuance of 47,336 shares of the Company's common stock. Reference is made to Note H for information pertaining to guarantees of the value of such stock and the deficiency payment made during 1998.

On September 4, 1998, the Company's Tampa Jai Alai facility was sold for $8,300,000, pursuant to an agreement dated January 1998, between the Company and a real estate development company based in Tampa, Florida. The sale did not include the Company's gaming permit which remains available for future use in Hillsborough County, Florida. The selling price for the facility was $8,300,000. The Company also sold its North Miami Beach training facility for $487,500 during 1998. The combined gain on the sale of these two properties was $1,055,912. Such amount is reflected as other income in the accompanying 1998 Statement of Operations.. The Company's costs associated with the closing of Tampa Jai Alai operations including player and related costs are included in the Company's operating expenses and are not reflected in the gain on the sale of the Tampa real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES


DECEMBER 31, 1998 AND 1997


NOTE J--PROPERTY, PLANT AND EQUIPMENT--CONTINUED

The proceeds of the sale were used as follows:


         Bank of Oklahoma, 1st Mortgage Obligations                                        $3,084,466
         Delinquent 1996 and 1997 Real Estate Taxes                                         1,037,529
         Delinquent Payroll Taxes                                                             300,000
         Brokerage Commissions and Other Expenses of Sale                                     355,883
         Repurchase of Series "G" Convertible Preferred Stock                               1,560,000
         Repurchase of Series "B" Convertible Preferred Stock                                 128,000
         Payoff of Unsecured Notes                                                            160,000
         Payoff of Mortgage on Ft. Pierce Property                                            280,000
         Other Trade Payables                                                               1,394,122
                                                                                           ----------
                                                                                           $8,300,000
                                                                                           ----------
                                                                                           ----------



The Company received an additional $125,000 for vacating the property by November 1, 1998.

The Company's commercial property held for sale comprises the following at December 31, 1998 and 1997:


                                                                1998                       1997
                                                            ----------                  ----------

       Miami land                                           $2,490,005                  $2,490,005
       Ft. Pierce land                                       1,834,516                   1,834,516
       Tara Club Estates                                     1,300,000                   1,300,000
       Other                                                   676,617                     676,617
                                                            ----------                  ----------

                                                            $6,301,138                  $6,301,138
                                                            ----------                  ----------
                                                            ----------                  ----------


Subsequent to December 31, 1998, the Company sold certain of its Miami commercial property held for sale. The transaction is summarized as follows:


             Sales Price                                                                         $3,668,000
             Expense of Sale                                                                       (153,293)
                                                                                                 ----------
             Proceeds                                                                             3,514,707
             Basis                                                                               (2,490,005)
                                                                                                 ----------

             Gain on Sale                                                                        $1,024,702
                                                                                                 ----------
                                                                                                 ----------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997



NOTE K--SUMMER JAI ALAI

SUMMER JAI ALAI: The Company is a 21% partner in "The Summer Jai Alai Partnership" or "SJA" and operates certain live Jai Alai dates annually on behalf of the partnership. The partnership was formed in 1980 pursuant to an Operator's Agreement and Fronton Lease. The 1996 summer season resulted in an operating loss and the Company made demand upon its partners for their respective shares of the losses and to fund a "money bank " and "operations bank" for SJA's 1997 summer season. Neither request was honored and as a result, the Company filed suit against the partnership to collect on the 1996 losses on July 20, 1997. This lawsuit was amended on February 20, 1998 seeking damages from the partners for breaching the Operator's Agreement and Fronton Lease. Because the 1997 SJA summer season resulted in an additional loss, the Company amended its complaint to include its partners' share of that loss. At December 31, 1997, the Company had an account receivable from SJA of $468,372.

On June 11, 1998 Florida Gaming Centers, Inc., as a resolution to the dispute and resulting litigation, entered into an agreement with its Summer Jai Alai partners (Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors). This agreement set forth the liabilities, responsibilities and consideration to continue the agreement and resolve the dispute as follows:

- Florida Gaming acquired the right to operate Summer Jai Alai from May 1, 1998 through November 28, 1998 and the option to run during May and June of 1999 at its own risk and for its own benefit. Florida Gaming agreed to hold the Summer partners harmless for any and all losses or liabilities that may be incurred.

- If net profits from operating the 1998 Summer Season exceeded $250,000; the Summer partners would be paid a total of $50,000 by Florida Gaming.

- All amounts owed to the State of Florida by Summer Jai Alai were to be paid.

- All ITW amounts due to Flagler Greyhound were to be paid before September 30, 1998.

- All claims and counterclaims of Florida Gaming and the Summer Partners were dismissed with the exception of the broadcast and reception of the respective ITW signals, which were to be resolved or litigated at a later date.

- The parties agreed to meet on or before December 31, 1998 to determine the operational dates or parameters for the 1999 Summer Season.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997



NOTE K--SUMMER JAI ALAI--CONTINUED

Pursuant to this final provision requiring the partners to determine the parameters for the 1999 Summer Season, the partners, as a continuation of and superseding any other open issues of the June 11, 1998 agreement, agreed as follows:

- Florida Gaming maintains the right to operate Summer Jai Alai from May 1, 1999 through November 30, 1999 and May and June of 2000 at its own risk and for its own benefit. Florida Gaming agrees to hold its Summer partners harmless for any and all losses or liabilities that may be incurred.

- Florida Gaming will pay each of Hollywood, Flagler and Biscayne the sum of $65,000 in three installments of $21,667, with the first payment due upon execution of the agreement and subsequent payments on June 1, 1999 and July 20, 1999.

The Company may utilize House Bill 3663 tax credits allocable to the Summer Jai Alai permit in connection with its operation of the Summer dates. Management expects the 1999-2000 Summer operation to result in a profit to the Company after payment of the required amounts to its partners.


NOTE L--GAMING VENTURE INVESTMENT

During 1995, the Company entered into an arrangement with a Native American Tribe to explore possible opportunities for gaming ventures. The arrangement generally provided the Company the right to receive compensation from the Tribe's share of the potential gaming profits for supplying the management services and/or financing necessary for the construction and operation of the gaming facilities. The Company's commitment to provide construction financing and working capital was contingent upon the Tribes' procurement of judicial or regulatory approval to operate a gaming venture. Recovery of these funds under the "loan" agreement was contingent upon such agreement becoming effective after the Tribe receives judicial approval to establish the intended gaming operation. The Company previously charged off its investment in these arrangements ($356,193) due to the uncertainty associated with the completion of the contemplated transactions and the expiration of the original financing agreement on June 30, 1997. During 1998, the Company entered into an amended financing agreement. Company management has been informed that the Tribe has now received the necessary regulatory and judicial approval to operate the contemplated gaming ventures. Accordingly, management intends to pursue its rights and opportunities under the amended agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997



NOTE M--REAL ESTATE DEVELOPMENT

On November 26, 1997, Florida Gaming Corporation (the "Company") acquired substantially all of the assets of Interstate Capital Corporation (ICC), a wholly-owned subsidiary of Freedom Financial Corporation (Freedom). The assets comprise certain improved properties and a residential real estate development called Tara Club Estates (collectively, "Tara" or the "Properties"), all of which are situated in Loganville, Walton county, Georgia. As consideration for the purchase, the Company paid ICC $6,373,265 as follows: (i) the Company issued to ICC 2,084 shares of Series F 8% Convertible Preferred Stock (the "Series F Preferred Stock") at a stated value of $1,000 per share (convertible into the Company's common stock ("Common Stock") on the basis of 296.6689 shares of the Company's Common Stock for each $1,000 of stated value of the Series F Preferred Stock), (ii) the Company assumed $1,081,102 of first mortgage promissory notes to certain lenders by the properties purchased, and (iii) the Company canceled $3,208,163 owed by Freedom to the Company.

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

The proforma results of operations of Florida Gaming combined with the Tara operating entity for the year ended December 31, 1997 are as follows:

                 Proforma revenue                             $ 21,854,906
                 Proforma net loss                            $ (4,136,701)
                 Proforma basic loss per share                $       (.81)

The Company's real estate development activities comprises a separate segment of its operations. (See Note O)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997


NOTE N--GOING CONCERN

The Company incurred an operating loss of $4,094,243 for the year ended December 31, 1997. During 1996 the Company also invested $18,290,000 in land, buildings and improvements in Tampa, Ocala and Miami, Florida in connection with its Jai Alai operations and in 1997, the Company invested $6,451,444 in partially developed residential and commercial real estate in Walton County, Georgia. The acquisition of the Tampa, Ocala and Miami facilities resulted from the Company's acceptance of these properties in lieu of foreclosure of certain notes payable issued by the owner of these facilities. Reference is made to Note C for further information pertaining to this transaction. The Walton County real estate was acquired from Freedom Financial Corporation, a related party, in a transaction which also included the cancellation of notes payable issued by Freedom to the Company. Reference is made to Note M for further information pertaining to this transaction. During 1997, the Company also expended $2,390,000 to remodel and convert parts of its Miami and Tampa Jai Alai facilities to accommodate "Card Rooms."

In addition to the Company's significant investment in real estate and non-earning assets, the Company advanced funds to Freedom during 1997 totaling $1,524,989. This receivable was paid in full in connection with the Company's acquisition of the Freedom's Georgia property (See Note M). The Company also continued to fund the operating losses of the "Summer Jai Alai" partnership during this period resulting in an account receivable from the partnership totaling $468,372 at December 31, 1997. (See Note K.)

The Company's working capital position deteriorated significantly during 1997. This deterioration was caused by its losses from operations, its expenditures to fund the "Card Room" remodeling and operating costs, the cancellation of current notes receivable from Freedom in connection with the Company's acquisition of the Georgia property and the maturity or acceleration of certain of its notes payable and other contractual obligations more fully described in Notes C, H and
I. Its working capital deficit grew from $2,551,000 at December 31, 1996 to $13,262,000 at December 31, 1997. This working capital deficit prevented the Company from meeting its obligations to remit payroll taxes withheld from employee pay, to pay property taxes on its real estate for calendar years 1996 and 1997, and to remit to the State of Florida unclaimed winnings which were to be escheated in August, 1997.

During 1998, the Company's working capital position improved significantly. For example, the working capital deficit decreased from $13,262,000 at December 31, 1997 to $5,616,000 at December 31, 1998. The primary source of the improvement was the Company's sale of its Tampa jai alai facilities described in Note J. The cash generated from this transaction allowed the Company to cure its defaults under its notes payable, retire past due payroll and property taxes and otherwise reduce its interest bearing indebtedness. The Company also benefited significantly from State tax legislation which took effect on July 1, 1998.
(See Note E)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997



NOTE O--SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," as required for this annual report. Statement 131 requires companies to report information about the revenues derived from the enterprise's segments, about the geographical divisions in which the enterprise earns revenues and holds assets, and about major customers.

The Company has defined its segments into two main areas. Florida Gaming Centers (Centers) and Tara Club Estates (Tara). These segments are organized under the supervision of the Florida Gaming executive management team and are evaluated based on the following information presented: Revenues from gaming operations, revenues from lot sales and operating profit contribution to the total corporation. All inter-segment transactions are eliminated to arrive at the total corporation revenue and operating profit. All income and expense items below operating profit are not allocated to the segments and are not disclosed.

The Florida Gaming Centers segment operates the Corporation's jai alai centers in Miami, Ocala and Fort Pierce, Florida. Centers also operates the Company's inter-track wagering operation in Florida. Tara Club Estates is a real estate development in Loganville, Georgia. Tara develops residential building lots for sales to builders and individuals. As permitted under Statement 131, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not disclosed are as follows: Interest income and expense, Amortization Expense, Income Tax Expense or Benefit, Extraordinary Items, Significant non-cash items and Long-lived assets.

Centers' gaming operations comprise 97% of the Company's revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

                                                     CENTERS                       TARA
                                             ----------------------    ----------------------
1998 SEGMENT INFORMATION BY GROUP
  Customer Revenues                                   $17,564,169               $557,900
  Operating Profit (Loss)                            $ (3,227,191)              $263,481

1997 SEGMENT INFORMATION BY GROUP
  Customer Revenues                                   $21,575,906                     -0-
  Operating Profit (Loss)                            $ (3,862,996)                    -0-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

DECEMBER 31, 1998 AND 1997


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


EXECUTIVE OFFICERS AND DIRECTORS

           The following table sets forth certain information concerning the Company's executive officers and directors as of March 26, 1999:

                                                                   Director
                                                                     or
                                                                   Executive
                                                                   Officer
Name                 Age       Position With the Company            Since
----                 ---       -------------------------           ------
W. Bennett Collett   66        Chief Executive Officer,             1993
                               Director and Chairman

Robert L. Hurd       59        President and Director               1993

W. Bennett Collett,  43        Executive Vice President,            1993
Jr.                            Secretary and Director

Timothy L. Hensley   43        Director                             1997

George W. Galloway,  65        Director                             1994
Jr.

Roland M. Howell     83        Director                             1995

           W. BENNETT COLLETT has served as Chairman of the Board, Chief Executive Officer and a director of Freedom Financial Corporation ("Freedom") since its formation in 1985. Freedom was a bank holding company until January 1988 at which point it sold its banking subsidiaries. Mr. Collett has served as President and as a director of Freedom Holding, Inc. ("Holding") since its formation in December 1992. Holding's sole business currently is to hold shares of Freedom. Mr. Collett has been involved in the management of banking and financial service companies for over 23 years having been a principal of ten commercial banks. For 14 years Mr. Collett was a principal shareholder and chief executive officer of various banks and finance companies in Alabama, Arkansas, Georgia, Indiana and Missouri ranging in asset size from $1,000,000 to $250,000,000.

           ROBERT L. HURD has served as President and a director of Freedom since July 1, 1991 and as President and as a director of Holding since April 20, 1998. Mr. Hurd has served as President and Chairman of General Health Care Corporation, a New Jersey based company in the health care apparel business, since February 13,

1995. From 1987 until 1991, Mr. Hurd was President and Chairman of Pacific Press & Shear Inc. a hydraulic press and shear manufacturer.

           W. BENNETT COLLETT JR. served as President of Freedom from 1988 to 1989. Since August 1989, Mr. Collett has served Freedom as Executive Vice President. He has been a director of Freedom since its formation in 1985 and a director of Holding since April 20, 1998. He presently serves as Secretary and Treasurer of Holding. Mr. Collett is responsible for supervision of the Company's gaming operations (live jai-alai performances and inter track wagering). Mr. Collett was appointed to the Company's Board of Directors on August 9 1994. W. Bennett Collett Jr. is the son of W. Bennett Collett.

           TIMOTHY L. HENSLEY served Freedom from 1988 to June 1998 in various capacities, including President, Executive Vice President, Treasurer and a director. Mr. Hensley was appointed to the Company's Board of Directors on February 27, 1997. Mr. Hensley served as Executive Vice President, Treasurer and Chief Financial Officer of the Company from 1993 until he resigned in June 1998 to accept a position as chief financial officer of Park Trust Development, a residential and commercial real estate development company located in Murfreesboro, Tennessee.

           GEORGE W. GALLOWAY JR. has been a self-employed physician since 1958 and has served as the medical director of emergency services at Kennestone Hospital in Marietta, Georgia since 1983.

           ROLAND M. HOWELL served in hotel management for over thirty years and was an owner and operator of hotels in Florida for approximately twenty years before his retirement in 1969. He is currently a private investor with investments primarily in municipal bonds, stocks, and real estate.


COMPLIANCE WITH SECTION L6(a) OF THE SECURITIES EXCHANGE ACT OF 1934

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 per Cent of the Company's Common stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

           To the Company's knowledge, based solely on a review of the copies of such reports and certain representations furnished to the Company, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. EXECUTIVE COMPENSATION

CASH COMPENSATION.

           The following table sets forth all cash compensation paid by the Company for the fiscal years ended December 31, 1998, 1997, and 1996 to W. Bennett Collett, the Chief Executive Officer of the Company and to the Company's other executive officers whose total annual compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                 Annual      Long Term
                              Compensation

Name and Principal   Fiscal               Options/    All Other
           Position  Year      Salary      Sars     Compensation

W. Bennett Collett   1998     $  *          -0-        -0-
Chairman of the      1997      237,000    165,000      -0-
Board and Chief      1996      390,000      -0-        -0-
Executive Officer

Robert L. Hurd       1998     $  **         -0-        -0-
President and        1997       84,876     40,000      -0-
Director             1996      108,000      -0-        -0-

W. B. Collett, Jr.   1998     $154,500      -0-        -0-
Executive Vice       1997      165,500     40,000      -0-
President and        1996       97,000    100,000      -0-
Director

* During the first eight months of 1997, Mr. Collett received monthly salary payments totaling $237,000. In September, 1997, the Company discontinued the salary payments to Mr. Collett and began paying $30,000 per month to Freedom Financial Corporation in lieu of paying a salary to Mr. Collett. The payments to Freedom Financial Corporation totaled $120,000 in 1997 and $360,000 in 1998. Mr. Collett is Chairman of the Board and Chief Executive Officer of Freedom Financial Corporation. There is no written employment or consulting agreement between the Company and Freedom Financial Corporation.

** During the first ten months of 1997, Mr. Hurd received monthly salary payments totaling $84,876. In November, 1997, the Company discontinued salary payments to Mr. Hurd and began paying an average of $5,500 per month to Freedom Financial Corporation in lieu of paying a salary to Mr. Hurd. The payments to Freedom Financial Corporation totaled $17,500 in 1997 and $66,000 in 1998. Mr. Hurd is President of Freedom Financial Corporation. There is no written employment or consulting agreement between the Company and Freedom Financial Corporation.


DIRECTORS COMPENSATION.

           The Company currently pays its non-management directors, Timothy L. Hensley, Dr. George W. Galloway, Jr., and Roland M. Howell a $500 monthly fee.
W. Bennett Collett, W. B. Collett, Jr., and Robert L. Hurd receive no directors fees.


STOCK OPTIONS

           No options to purchase stock of the Company were granted or exercised during 1998. At December 31, 1997, options granted to directors and executive officers to purchase 975,000 shares for prices ranging from $4.125 to $7.50 per share were outstanding, including options granted to W. Bennett Collett, W. B. Collett, Jr. and Robert L. Hurd to purchase 490,000, 215,000 and 65,000 shares, respectively. All of the options were canceled effective November 2, 1998.

           On February 9, 1999, the Board of Directors rescinded the Company's Directors Stock Option Plan, which was adopted in 1994, and the Company's Directors Continuing Stock Option Plan, which was adopted in 1997. On the same date, the Board of Directors adopted a new Directors and Officers Stock Option Plan. On February 11, 1999 options were granted to each director, including W. Bennett Collett, W. B. Collett, Jr. and Robert L. Hurd, to purchase 60,000 shares Common Stock for $1.125 per share, which was the last sales price of the Common Stock in the over-the-counter market on February 10, 1999. Options to purchase shares of Common Stock for $1.125 each were also granted to the following senior officers:

           NAME:                                    NUMBER OF SHARES:

           W. Bennett Collett
           Chairman of the Board and
           Chief Executive Officer                  400,000

           Robert L. Hurd
           President                                  25,000

           W. B. Collett, Jr.
           Executive Vice President                 150,000


           The above options are exercisable, in whole or in part, from time to time, anytime after August 26, 1999 and before August 11, 2004.

           New Options were granted to purchase stock at the market price prevailing on the date prior to the date of grant because the old options, which were cancelled, were significantly out of the money and did not provide an incentive for the directors and officers to strive to contribute to the success of the Company.


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



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


           The following table sets forth certain information as of the March 26, 1999 concerning each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock of the Company and information regarding beneficial ownership of Common Stock, the Class B Common Stock of Freedom and the Common Stock of Freedom Holding by each director and executive officer, and all directors and executive officers as a group. Of the 1,774,480 shares of the Company's Common Stock currently held of record by Freedom, 1,600,000 shares have been pledged by Freedom to two banks to secure lines of credit totaling approximately $2,000,000. Freedom and Holding each may be deemed to be a "parent" of the Company as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Freedom Holding's sole business is to hold shares of Freedom.


                                            THE COMPANY                       FREEDOM                      HOLDING
-------------------------------------------------------------------------------------------------------------------------------
Directors                          Number              Percent         Number         Percent          Number     Percent
And                                  Of                   Of             Of             Of               Of         Of
Executive Officers                 Shares               Class          Shares        Class (3)         Shares    Class (4)
                                     (1)                 (2)             (1)                             (1)
-------------------------------------------------------------------------------------------------------------------------------
W.B. Collett                       2,071,149(5)            34.1%         1,109,011(6 )    95.0%         412.1        74.3%
-------------------------------------------------------------------------------------------------------------------------------
Robert L Hurd                          1,000(7)              *                                           54.3(8)      9.8%
-------------------------------------------------------------------------------------------------------------------------------
W.B. Collett,
Jr                                   ---                    ---             ---            ---           87.9        15.9%
-------------------------------------------------------------------------------------------------------------------------------
Timothy L.   Hensley                 ---                    ---             ---            ---           ---          ---
-------------------------------------------------------------------------------------------------------------------------------
Roland M.
Howell                               686,169(9)            11.3%            ---            ---           ---          ---
-------------------------------------------------------------------------------------------------------------------------------
George W.
Galloway, Jr                         ---                    ---             ---            ---           ---          ---
-------------------------------------------------------------------------------------------------------------------------------
All current
directors and
Executive  officers  as a
group(6 persons)...............    2,758,318(10)           45.4%         1,109,011        95.0%        554.30         100%
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                   Number          Percent       Number      Percent          Number         Percent
5% Beneficial                        Of               Of           Of           Of              of              Of
Owners                             Shares           Class        Shares     Class (3)         Shares         Class (4)
                                     (1)             (2)           (1)                          (1)
-------------------------------------------------------------------------------------------------------------------------------
Freedom Financial
Corporation
(11)                            2,071,149(5)        34.1%          N/A         N/A              N/A             N/A
-------------------------------------------------------------------------------------------------------------------------------
BOK  DPC  Asset   Holding
Corporation
(13)                              703,297           12.2%          N/A         N/A              N/A             N/A
-------------------------------------------------------------------------------------------------------------------------------
Roland M. and
Dortohy V.
Howell(13)                        686,169           11.3%          N/A         N/A              N/A             N/A
-------------------------------------------------------------------------------------------------------------------------------
Casino America,Inc.
(15)                              369,426(12)        6.4%          N/A         N/A              N/A             N/A
-------------------------------------------------------------------------------------------------------------------------------

*Less than 1%.

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

(2) Based 5,782,250 shares outstanding as of March 31, 1999. Shares of Common Stock subject to options exercisable or preferred stock convertible within 60 days are deemed outstanding for computing the percentage of class of the person holding such options or preferred stock, but are not deemed outstanding for computing the percentage of class for any other person.

(3) Based on 1,167,943 shares outstanding as of the Record Date. Class B Common Stock is the only class of Freedom's capital stock issued and outstanding.

(4) Based on 554.3 shares outstanding on the Record Date.

(5) Includes 2,071,149 shares beneficially owned by Freedom, which includes 296,669 shares into which 1,000 shares of the Company's Series F Preferred Stock owned by Freedom are convertible. Mr. Collett may be deemed to beneficially own the shares held by Freedom, although he disclaims beneficial ownership of such shares.

(6) Includes 1,109,011 shares owned by Holding. Mr. Collett may be deemed to beneficially own the shares held by Holding, although he disclaims beneficial ownership of such shares.

(7) Includes 1,000 shares owned by the Hurd Family Partnership, L.P., of which Mr. Hurd is general partner.

(8) Includes 54.3 shares owned by the Hurd Family Partnership, L.P., of which Mr. Hurd is general partner.

(9) Includes 296,669 shares into which 1,000 shares of the Company's Series F Preferred Stock owned jointly by Mr. and Mrs. Howell are convertible. Of the 686,169 shares, Mr. and Mrs. Howell own 531,169 shares as joint tenants and share voting and investment power, Mr. Howell owns 10,000 shares individually and retains sole voting and investment power with respect to these shares, and Mrs. Howell owns 145,000 shares individually and retains sole voting and investment power with respect to these shares.

(10) Includes 593,338 shares which may be acquired by all directors and executive officers as a group upon conversion of 2,000 shares of the Company's Series F Preferred Stock.

(11) See Note (5). The address of Freedom Financial Corporation and Freedom Holding, Inc. is 2669 Charlestown Road, Suite D, New Albany, Indiana 47150. The business address of W. B. Collett is 1750 South Kings Highway. Fort Pierce, Florida 34945-3099.

(12) Casino America, Inc. owns 27,707 shares of Freedom's 7%

Series AA Mandatorily Redeemable Preferred Stock. (the "Freedom Preferred Stock"). Until October 4, 1999, the Freedom Preferred Stock is convertible into 184,713 shares of the Company's Common Stock owned by Freedom if at the time of conversion Florida law permits casino style gaming in Florida and 369,426 shares if at the time of conversion Florida law does not permit casino style gaming in Florida.

(13) BOK DPC Asset Holding Corporation's address is Bank of Oklahoma Tower, P.O. Box 2300, Tulsa Oklahoma 74192

(14) Roland M. and Dorothy V. Howell's address is Plaza Venetia, Suite 22 A-B, 555 N.E. 15th Street, Miami, Florida 33132.

(15) Casino America Inc.'s address is 711 Washington Loop, Biloxi, Mississippi 39530.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Freedom and Freedom Holding may each be deemed to be a "parent" of the Company, as such term is defined in the rules promulgated under the Exchange Act, by virtue of Freedom's beneficial ownership of 34.1% of the Common Stock of the Company and Freedom Holding's beneficial ownership of 95% of the common stock of Freedom. See Item 11 "Security Ownership of Certain Beneficial Owners and Management".

           Pursuant to an Asset Purchase Agreement dated as of September 24, 1997, the Company purchased from Interstate Capital Corporation ("Interstate") 23 acres of partially improved commercial property and a residential real estate development called Tara Club Estates (collectively, the "Properties"), all of which are situated in Loganville, Walton County, Georgia. Interstate is a wholly owned subsidiary of Freedom. As consideration for the purchase, the Company paid Interstate the sum of $6,373,265, payable as follows: (i) the Company's assumption of $1,081,102 of first mortgage promissory notes to certain lenders secured by the Properties, (ii) the Company's issuance of 2,084 shares of Series F 8% Convertible Preferred Stock at a stated value of $1,000 per share (convertible on the basis of 296.6689 shares of the Company's common stock for each $1,000 of stated value of the Preferred Stock), and (iii) the cancellation of $3,208,163 owed by Freedom to the Company under a Credit Line Agreement and otherwise. The transaction was approved by a Committee of the Board of Directors of the Company who did not have a direct financial interest in the transaction after receiving a fairness opinion from an independent investment banker.

           In addition to the loans made to Freedom under the Credit Line Agreement, the Company provided working capital advances to Freedom and made payments to third parties on Freedom's behalf throughout 1997. These third party payments comprised transfers totaling approximately $582,000 to joint margin account of the Company and Freedom, which funds were used to cover margin calls made by the brokerage firm as the value of Freedom's collateral in the margin account decreased in value. The collateral included the Company's common stock acquired by Freedom during 1997 pursuant to its exercise of stock options on the Company's common stock. The Company also advanced approximately $118,000 directly to Freedom through this open account during the year. Freedom made payments to the Company during 1997 totaling $259,500 as a reimbursement of these advances. Freedom had also incurred and paid expenses on behalf of the Company totaling approximately $207,500, which were credited to Freedom's open account. On
June 22, 1998, the Company repurchased 84 shares of its $1,000 par value
Series F Preferred Stock from Interstate for $79,800 and Freedom paid in full the remaining balance of $233,034, plus interest at 2% above the prime rate.

           On July 10, 1997, the Company issued to an unrelated party a $1,200,000 5% Cumulative Convertible Debenture due December 31, 1998 (the "Debenture"). The Debenture provided its holder with certain demand rights after December 31, 1997 to redeem part of the Debenture under certain circumstances (the "Demand Rights"). Freedom guaranteed the Demand Rights for the Company by pledging 300,000 shares of the Company's Common Stock owned by Freedom pursuant to a Guaranty and Stock Pledge Agreement executed by Freedom. The Company completed its redemption of the Debenture on December 5, 1997 and the common stock of the Company, which had been pledged by Freedom, was returned to Freedom.

           Pursuant to a Stock Purchase Agreement, on March 31, 1993, the Company issued an aggregate of 699,480 shares of Common Stock and options for 1,630,000 shares of Common Stock to Freedom at an exercise price of $1.25 per share. In 1994, Freedom exercised options to purchase 300,000 shares of Common Stock. In 1997, Freedom exercised options to purchase 425,000 shares of Common Stock. Freedom used its working capital to effect these purchases. Options for the remaining 905,000 shares of Common Stock expired on March 31, 1998.

           During the first eight months of 1997, W. Bennett Collett, Chairman of the Board and Chief Executive Officer of the Company, received monthly salary payments totaling $237,000. In September, 1997, the Company discontinued the salary payments to Mr. Collett and began paying $30,000 per month to Freedom in lieu of paying a salary to Mr. Collett. During the first ten months of 1997, Robert L. Hurd, President of the Company, received monthly salary payments totaling $84,876. In November, 1997, the Company discontinued salary payments to Mr. Hurd and began paying an average of $5,500 per month to Freedom Financial Corporation in lieu of paying a salary to Mr. Hurd. Mr. Collett and Mr. Hurd are Chairman of the Board and Chief Executive Officer and President, respectively, of Freedom. There is no written employment or consulting agreement between the Company and Freedom Financial Corporation.

           On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom with the loan to be represented by a promissory note (the "Company Note") bearing interest at the rate of 15% per annum secured by a first lien on the shares of the Company's wholly-owned subsidiaries, Florida Gaming Centers, Inc. ("Gaming Centers") and Tara Club Estates, Inc. ("Tara") and by a second lien on substantially all of the Company's other assets. The Note will be guaranteed by Gaming Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets. Freedom may partially fund the Company Note out of the proceeds of a loan from a commercial bank. Should Freedom make a loan at a commercial bank, or from other sources (the "Freedom Note") the Freedom Note will bear interest at the rate of 13% per annum and must be personally guaranteed by W. Bennett Collett, the Company's Chairman and Chief Executive Officer. The Freedom Note will be secured by the assignment of the Company Note and the collateral securing the Company Note. The Company Note and the Freedom Note will be due on demand or one year from date if no demand is made. Five points must be paid at the closing of the Freedom Note and a like amount will be paid at the closing of the Company Note.

ITEM 13.   EXHIBITS LIST AND REPORTS ON FORM 8-K

            (a)            LIST OF EXHIBITS FILED.

            3.1 Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of Form SB-2 Registration Statement No. 33-79882.

            3.2 Certificate of Designations for Series B Preferred Stock is incorporated by reference to Exhibit 3.3 of Form S-3 Registration Statement No. 33-99380.

            3.3. Certificate of Amendment to Certificates of Designations of Series B Preferred Stock and Series 9% AA Preferred Stock is incorporated by reference to Exhibit 3.3 of Form S-3 Registration Statement 333- 10535.

            3.5 Bylaws as amended through December 31, 1998 are attached hereto.

            4.1 Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of Form SB-2 Registration Statement No. 33-79882.

            4.2 Certificate of Designations of Series C 8% Cumulative Convertible Preferred Stock is incorporated by reference to Exhibits 3.1 and 4.1 Current Report on Form 8-K dated December 13, 1996.

            4.3 Form of Regulation S Subscription Agreement is incorporated by reference to Exhibit 4.2 Current Report on Form 8-K dated December 13, 1996.

            4.4            Certificate of Designations of Series E 8%

                           Cumulative Convertible Preferred Stock is incorporated by reference to Exhibits 3.1 and 4.1 Current Report on Form 8-K dated April 4, 1997.

            4.5 Certificate of Designations of Series F 8% Cumulative Convertible Preferred Stock is incorporated by reference to Exhibits 3.1 and 4.1 Current Report on Form 8-K dated November 26, 1997.

            4.6 Certificate of Designations of Series G 8% Cumulative and Convertible Preferred Stock is incorporated by reference to Exhibits 3.2 and 4.2 Current Report on Form 8-K dated November 26, 1997.

            4.7 Form of Series G Convertible Preferred Stock Purchase Agreement is incorporated by reference to Exhibit 4.3 Current Report on Form 8-K dated November 26, 1997.

            10.1 Stock Purchase Agreement dated July 26, 1991, between the Registrant and Bristol Holdings, Inc. is incorporated by reference to Current Report on Form 8-K dated July 26, 1991.

            10.2 Stock Purchase Agreement dated as of March 29, 1993, between Freedom Financial Corporation and the Registrant is incorporated by reference to Current Report on Form 8-K dated March 31, 1993.

            10.3 Term Note for $1,000,000 executed by the Registrant in favor of WJA Realty Limited Partnership dated February 1, 1994 is incorporated by reference to
                           Exhibit 10.3 of Form SB-2 Registration Statement No. 33-79882.

            10.4 Nonqualified Stock Option Plan dated April 21, 1994 is incorporated by reference to Exhibit 10.4 of Form SB-2 Registration Statement No. 33-79882.

            10.5 Totalizator Services Agreement dated September 11, 1991, between Autotote Limited and the Registrant is incorporated by reference to Exhibit 10.5 of Form SB-2 Registration Statement No. 33-79882.

            10.6 Indemnification Agreement dated February 23, 1993, between Ronald P. Perella and the Registrant is incorporated by reference to Exhibit 10.6 of Form SB-2 Registration Statement No. 33-79882.

            10.8 Letter of Intent dated October 4, 1994, between the Registrant and Casino America, Inc., and acknowledged by Freedom Financial Corporation is incorporated by reference to the Current Report on Form 8-K dated October 4, 1994 [File No. 0-9099].

            10.11 Rincon Loan Agreement dated September 11, 1995 is incorporated by reference to Exhibit 10.1 to the Form 8-K Current Report of the Registrant dated September 15, 1995.

            10.12 Amendment to Rincon Loan Agreement dated November 1, 1995 is incorporated by reference to Exhibit 10.11 of Form SB-2 Registration Statement No. 33-79882.

            10.13 Copies of mortgages and deeds are incorporated by reference to Exhibit 10.12 of Form SB-2 Registration Statement No. 33-79882.

            10.15 Assets Purchase Agreement dated as of November 20, 1996 between the Registrant, Florida Gaming Centers, Inc., and WJA Realty Limited Partnership (World Jai-Alai), is incorporated by reference to Exhibit
                           10.1 of the Registrant's Current Report on Form 8-K dated November 25, 1996.

            10.16 Totalisator Services Agreement dated November 11, 1993 between Autotote Systems, Inc. and WJA Realty Limited Partnership, D.B.A. Miami Jai Alai is incorporated by reference to Exhibit 10.1 to the Form 8-K Current Report of the Registrant dated December 31, 1996, as amended.

            10.17 Consulting and Noncompetition Agreement dated December 31, 1996 by and among Florida Gaming Centers, Inc. and Richard P. Donovan is incorporated by reference to Exhibit 10.2 to the Form 8-K Current Report of the Registrant dated December 31, 1996, as amended.

            10.18 Consulting and Noncompetition Agreement dated December 31, 1996 by and among Florida Gaming Centers, and Roger M. Wheeler, Jr. is incorporated by reference to Exhibit 10.3 to the Form 8-K Current Report of the Registrant dated December 31, 1996, as amended.

            10.19 Credit Line Agreement dated October 1, 1996 from Freedom Financial Corporation to Florida Gaming Corporation is incorporated by reference to Exhibit
                           10.19 to the Form 10-KSB of the Registrant for the year ended December 31, 1996.

            10.20 Mortgage dated December 31, 1996 by Florida Gaming Corporation and Florida Gaming Centers, Inc. to Bank of Oklahoma, N.A. is incorporated by reference to
                           Exhibit 10.5 to the Form 8-K Current Report of the Registrant dated December 31, 1996, as amended.

            10.21 Promissory Note dated September 12, 1996 from Florida Gaming Corporation to Bank of Oklahoma, N.A. is incorporated by reference to Exhibit 10.6 to the Form 8-K Current Report of the Registrant dated December 31, 1996, as amended.

            10.22 Promissory Note dated October 1, 1990 from WJA Realty Limited Partnership to Wheeler-Phoenix, Inc. is incorporated by reference to Exhibit 10.7 to the Form 8-K Current Report of the Registrant dated December 31, 1996, as amended.

            10.23 Deed to Secure Debt by Indenture dated March 19, 1997 between Freedom Financial Corporation and Florida Gaming Corporation is incorporated by reference to
                           Exhibit 10.X to the Form 10-KSB of the Registrant for the year ended December 31, 1996.

            10.24 Asset Purchase Agreement dated as of September 24, 1997, among the Registrant, Freedom Financial Corporation and Interstate Capital Corporation is incorporated by reference to Exhibit 2.1 to Form 8-K dated September 26, 1997.

            10.25 Addendum dated as of October 9, 1997, to Asset Purchase Agreement dated as of September 24, 1997, among the Registrant, Freedom Financial Corporation and Interstate Capital Corporation is incorporated by reference to Exhibit 2.2 to Form 8-K dated October 10, 1997.

            10.26 Second Addendum dated as of October 31, 1997, to Asset Purchase Agreement dated as of September 24, 1997, among the Registrant, Freedom Financial Corporation and Interstate Capital Corporation is incorporated by reference to Exhibit 2.3 to Form 8-K dated November 26, 1997.

            10.27 Agreement for Sale and Purchase of Property between Florida Gaming Centers, Inc., City National Bank of Florida, Trustee, and Monroe's Prestige Group,Inc. and Staack and Klemm, P.A., Escrow Agent is incorporated by reference to Exhibit 2.4 to Form 8-K/A dated November 26, 1997.

            10.36 Bank of Oklahoma Modification Agreement dated May 1, 1998 is incorporated by reference to Exhibit 1 to Form 10-QSB dated for the quarter ended March 31, 1998.

            10.37 Amendment to Monroe Prestige Group Purchase Agreement dated April 20, 1998 is incorporated by reference to
                           Exhibit 2 to Form 10-QSB for the quarter ended March 31, 1998.

            10.38 Graham Road Mortgage Modification dated April 22, 1998 is incorporated by reference to Exhibit 3.1 to Form 10-QSB for the quarter ended March 31, 1998.

            10.39 Graham Road Mortgage Note dated April 22, 1998 is incorporated by reference to Exhibit 3.2 to Form 10-QSB for the quarter ended March 31, 1998.

            10.40 Directors and Officers Stock Option Plan adopted February 9, 1999 is attached hereto.

            10.41 Specimen form of Agreement cancelling options entered into as of November 2, 1998 between the Registrant and W. Bennett Collett, Robert L. Hurd, W. B. Collett, Jr., Timothy L. Hensley, Roland M. Howell and George W. Galloway, Jr.

            10.42 Amendment dated November 24, 1998 to Consulting and Noncompetion Agreement between Florida Gaming Centers, Inc. and Richard P. Donovan is attached hereto.

            10.43 Amendment dated November 24, 1998 to Consulting and Noncompetion Agreement between Florida Gaming Centers, Inc. and Roger M. Wheeler, Jr. is attached hereto.

            27.            Financial Data Schedule is attached hereto.

            (b)            REPORTS ON FORM 8-K.

      The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FLORIDA GAMING CORPORATION


Date:  March 31, 1999          By: /s/ W. Bennett Collett
                                  ---------------------
                               W. Bennett Collett
                               Chairman and
                               Chief Executive Officer


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/ W. Bennett Collett         Chairman of the Board               March 31, 1999
--------------------------     of Directors and
W. Bennett Collett             Chief Executive
                               Officer (Principal
                               Executive Officer)


/s/ Jennifer Chong             Acting Treasurer and                March 31, 1999
--------------------------     Acting Chief Financial
Jennifer Chong                 Officer (Principal
                               Financial Officer)
                               (Principal Accounting
                               Officer)


/s/ Robert L. Hurd             President and Director              March 31, 1999
--------------------------
Robert L. Hurd


/s/ W. Bennett Collett, Jr.                                        March 31, 1999
--------------------------
W. Bennett Collett, Jr.        Director,
                               Executive Vice
                               President
                               and Secretary

/s/ Timothy L. Hensley                                             March 31, 1999
--------------------------
Timothy L. Hensley             Director


/s/ George W. Galloway, Jr.    Director                            March 31, 1999
--------------------------
George W. Galloway, Jr.


/s/ Roland M. Howell           Director                            March 31, 1999
--------------------------
Roland M. Howell
