Form 10QSB
period 1999-03-31
FLORIDA GAMING CORP
filed 1999-05-17
CIK 312065

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549

                                 F O R M 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 1999

                          Commission file number 0-9099



                           FLORIDA GAMING CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                              59-1670533
     ------------------------------        -------------------------------
    (State or other Jurisdiction of       (IRS Employer Identification No.)
     Incorporation or Organization)


            3500 NW 37TH AVENUE, MIAMI, FLORIDA           33142-0000
            --------------------------------------------------------
          (Address of principal executive offices)        (Zip code)


      Registrant's telephone number, including area code (305) 633-6400
                                                         --------------

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

                                    YES   X     NO
                                        -----

    5,782,250 shares of the issuer's Common Stock were outstanding as of the latest practicable date, May 14, 1999 Transitional Small
                           Business Disclosure Format:

                                    YES           NO   X
                                        -------      -----

                                 FLORIDA GAMING
                                   CORPORATION

                              INDEX TO FORM 10-QSB



                                                               PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of  March 31, 1999 (unaudited)
  and December 31, 1998 ..........................................  3

Statements of Operations (unaudited) for the Three Months ended
  March 31, 1999 and 1998.........................................  5

Statements of Cash Flows (unaudited) for the Three Months ended
  March 31, 1999 and 1998.........................................  6

Notes to Financial Statements (unaudited).........................  7

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations............................. 16

PART II.  OTHER INFORMATION....................................... 22

SIGNATURE......................................................... 23

PART I.  FINANCIAL INFORMATION

ITEM 1.


                           FLORIDA GAMING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                March  31,      December 31,
                                                                                      1999              1998
                                                                                ---------       -----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents  (Note 2)...................................    $ 2,886,880       $ 1,086,285
     Accounts receivable & current portion of notes receivable.............        703,299           446,745
     Inventory (Note 2)....................................................        101,994           105,206
     Prepaid and other expense.............................................        228,024            49,905
                                                                              ------------       -----------
             Total current assets                                              $ 3,920,197       $ 1,688,141

PROPERTY AND EQUIPMENT:

     Land  (Notes 2,7and 11)..............................................     $ 4,183,425       $ 4,183,425
     Buildings and Improvements...........................................       8,117,409         8,109,491
     Furniture, fixtures and equipment....................................       1,809,369         1,802,618
                                                                              ------------       -----------
                                                                               $14,110,203       $14,095,534
       Less accumulated depreciation.......................................     (1,864,225)       (1,711,622)
                                                                              ------------       -----------
                                                                               $12,245,978       $12,383,912

REAL ESTATE  DEVELOPMENT...................................................      4,207,314         4,376,638

COMMERCIAL PROPERTY HELD FOR SALE..........................................      3,755,132         6,301,138

OTHER ASSETS...............................................................        796,862           883,193
                                                                              ------------       -----------
                                                                               $24,925,483       $25,633,022
                                                                              ------------       -----------
                                                                              ------------       -----------

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                                                                        March 31,      December 31,
                                                                                             1999              1998
CURRENT LIABILITIES
     Accounts payable and accrued expenses (Note 2)................................... $ 5,406,083        $6,056,500
     Short-term borrowing and current portion of long-term debt.......................   1,303,935         1,410,520
                                                                                       -----------        ----------
                        Total current liabilities..................................... $ 6,710,018        $7,467,020

LONG-TERM LIABILITIES
     Long-term portion notes payable..................................................   5,100,698         6,703,347

STOCKHOLDERS' EQUITY (See Notes 2,4,5,6, and 7):

     Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized, 34,435 shares issued and outstanding at
     March 31, 1999 and December 31, 1998.............................................       3,443             3,443

     Class B convertible preferred stock; convertible to common stock, 5,000 shares authorized; 195 shares issued and outstanding at March 31, 1999
     and December 31, 1998............................................................          20                20

     Class C 8% cumulative convertible preferred stock, convertible to common stock, 5,000 shares authorized; 100 shares issued and outstanding at
     March 31, 1999 and December 31, 1998.............................................          10                10

     Class E 8% cumulative convertible preferred stock, 2,000 shares authorized;
     1,950 shares issued and outstanding at March 31,1999 and December 31, 1998.......         195               195

     Class F 8% cumulative convertible preferred stock, 2,500 shares authorized;
     2,000 shares issued and outstanding at March 31, 1999 and December 31, 1998......         200               200

     Common stock, $.10 par value, authorized 15,000,000 shares, 5,782,250 issued
     and outstanding at March 31, 1999, and December 31, 1998.........................     578,225           578,225

Capital in excess of par value........................................................  39,600,988        39,600,988
Accumulated deficit................................................................... (27,068,314)      (28,720,426)
                                                                                       -----------        ----------

       Total stockholders' equity.....................................................  13,114,767        11,462,655
                                                                                       -----------        ----------
       Total liabilities and stockholders' equity..................................... $24,925,483       $25,633,022
                                                                                       -----------        ----------
                                                                                       -----------        ----------

     The accompanying notes are an integral part of these financial statements.

                           FLORIDA GAMING CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
          For Three (3) months ended March 31, 1999 and March 31, 1998


                                                       FOR THE THREE MONTHS ENDED
                                                       --------------------------
                                                    March 31, 1999    March 31, 1998*
HANDLE:                                             --------------    ---------------
Live Jai-Alai Wagering                              $ 19,129,509       $ 19,875,009
Inter- Track Wagering (ITW)                           14,159,665         12,898,347
                                                    ------------       ------------
          Total Pari-Mutuel Handle                  $ 33,289,174       $ 32,773,356
                                                    ------------       ------------
                                                    ------------       ------------

REVENUE:
Live Jai-Alai Mutuel Revenue, Net of
Pari-Mutuel taxes to State of Florida               $  3,532,772       $  3,088,929
Inter-Track Mutuel Commissions                         1,362,690          1,230,864
                                                    ------------       ------------
             Net Pari-Mutuel Revenue                $  4,895,462       $  4,319,793

Real Estate Division Income                              466,000            181,919
Cardroom Income                                          114,684            117,364
Admissions Income                                         95,082             91,667
Programs, Food, Beverage and Other Income                694,459            742,670
                                                    ------------       ------------
             Total Operating Revenue                $  6,265,687       $  5,453,413
                                                    ------------       ------------
                                                    ------------       ------------

COSTS AND EXPENSE:
Operating                                           $  3,458,372       $  3,401,377
General and Administrative                             1,907,709          2,153,326
Depreciation & Amortization                              183,026            188,867
                                                    ------------       ------------
             Total Costs and Expense                $  5,549,107       $  5,743,570
                                                    ------------       ------------
             Net Income (Loss) From Operations      $    716,580       $   (290,157)
                                                    ------------       ------------
                                                    ------------       ------------

OTHER INCOME
             Interest and Other Income                   975,532            377,259
                                                    ------------       ------------
             Net Income                             $  1,692,112       $     87,102
                                                    ------------       ------------
                                                    ------------       ------------
Earnings per  Common Share                                 $0.29              $0.02
Earnings per  Common Share (fully diluted)                 $0.24              $0.01

Weighted Avg. Common Shares Outstanding                5,782,250          5,683,993

* Adjusted to reflect the discontinued operation of Tampa Jai-Alai.

                           FLORIDA GAMING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                      For the Three Months Ended
                                                                                                      --------------------------
                                                                                                     March 31,           March 31,
                                                                                                          1999                1998
                                                                                                    ----------           ---------
Cash flows from operating activities:
Net Income....................................................................................      $1,692,112            $87,102

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation and amortization..............................................................         183,026            246,996
   Gain on sale of assets.....................................................................      (1,024,702)          (351,258)
   Equity in earnings of Summer Jai-Alai......................................................          27,332                  0
   Change in Accounts receivable, net.........................................................        (283,886)          (193,216)
   Change in Prepaid expenses and other current assets........................................         (96,606)           (67,349)
   Change in Other assets.....................................................................         (10,508)           (32,373)
   Change in Inventories......................................................................           3,211             (4,362)
   Change in Accounts payable and accrued expenses............................................        (710,403)           841,826
                                                                                                    ----------           ---------
       Total adjustments......................................................................      (1,912,536)           440,264

       Net cash provided by (used in) operating activities....................................       ($220,424)          $527,366

Investing activities:

   Proceeds from sales of property............................................................       3,514,707            450,613
   Capital Expenditures.......................................................................         (14,669)               852
   Investment in Summer Jai-Alai..............................................................         (65,001)                 0
   Decrease in capitalized development........................................................         225,325                  0
                                                                                                    ----------           ---------

       Net cash provided by investing activities..............................................      $3,660,362           $451,465

Financing activities:
   Net proceeds from borrowing (Repayment of Borrowings) (Note 8).............................     ($1,599,343)          (626,807)

   Stockholders Equity:
   (Redemption) of Preferred and Common Stock.................................................         (40,000)           (63,791)
                                                                                                    ----------           ---------
       Net cash used in from financing activities.............................................     ($1,639,343)         ($690,598)

NET INCREASE IN CASH..........................................................................      $1,800,595            288,233

CASH AND EQUIVALENT AT BEGINNING OF YEAR......................................................      $1,086,285            244,963
                                                                                                    ----------           ---------
CASH AND CASH EQUIVALENTS AT END OF QUARTER...................................................      $2,886,880           $533,196
                                                                                                    ----------           ---------
                                                                                                    ----------           ---------

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
       Interest...............................................................................        $163,382            $62,000

    The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS
FLORIDA GAMING CORPORATION
March 31, 1999
(unaudited)

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

COMPANY BACKGROUND: Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce, Miami, and Ocala, Florida. The Company also conducts Inter Track wagering (ITW) on Jai Alai, horse racing and dog racing from its Ft. Pierce and Ocala Jai Alai facilities. On November 26, 1997, the Company acquired Tara Club Estates ("Tara"), a residential and commercial real estate development near Atlanta in Walton County, Georgia. The Company intends to complete the development and market the property.

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

COMMERCIAL PROPERTY HELD FOR SALE: The Company's investment in undeveloped land held for resale near its existing Jai Alai frontons ($1,834,516 at March 31, 1999 and December 30, 1998) is included with land as commercial property held for sale in the accompanying balance sheets.

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

(4)   INCOME PER COMMON SHARE

The net income per common share was calculated based upon net income attributable to common stock shareholders and the weighted average number of outstanding common shares (5,782,250 and 5,683,993 for the three months ended March 31, 1999, and 1998, respectively). Options and convertible securities were not included in the computations of income per shares for these periods because their inclusion would be anti-dilutive. Refer to the Company's latest annual report on Form 10-KSB/A for more information on outstanding options, warrants, and conversion features of preferred stock.

(5)   PREFERRED STOCK

The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. Class A preferred stock dividends totaled $30,971 during 1997. These dividends were paid by the issuance of 9,577 common shares and $20 cash in lieu of fractional shares. On September 21, 1998, the Company declared a dividend on shares of the Class A preferred that were issued and outstanding at the close of business on September 21, 1998. The Company intends to pay the dividend which was declared by May 31, 1999.

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

The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration to be received by the Company upon initial issuance of each share of the Series B stock is $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. On December 15, 1995, the Board of Directors reserved 600,000 shares of the Company's common stock for issuance upon conversion of the Series B preferred stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. During the year ended December 31, 1995, 2,400 Series B preferred shares were issued for $2,400,000 to three unrelated parties. During the year ended December 31, 1996, the Company issued 2,300 Series B preferred shares at $925 per share. During 1996, 2,707.5 Series B shares were converted to 473,588 shares of common stock. During 1997, 1547.5 Series B shares were converted to 295,951 shares of common stock. During 1998, 150 Series B shares were converted to 113,466 shares of common stock, and 100 shares were redeemed by the Company. No shares have been converted during the first quarter of 1999.

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

During 1996, the Company issued 5,000 Series C shares at $1,000 per share. During 1998, 50 Series C shares were redeemed by the Company and during 1997, 400 Series C shares were converted to 144,518 shares of common stock. Also, between September 21, 1998 and November 25, 1998, the holder of the Series C shares attempted to convert the remaining 100 Series C shares into the common stock of the Company. The Company refused to convert the Preferred shares and made a verbal offer to redeem the shares pursuant to the stock subscription agreement. The Series C shareholder has asserted a claim against the Company asking for the issuance of 302,024 shares of common stock and the payment of liquidated damages in excess of $750,000. Company management intends to vigorously defend the Company's right to refuse to convert these shares to the extent the result would be illegal or inequitable to the Company's other shareholders. Further, the Company believes the requested liquidated damages are so unconscionable that they constitute an unenforceable penalty. A lawsuit has not been filed by either party in this matter.

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

During 1997, the Company issued 2,000 Series E shares at $1,000 per share. During 1998, 50 Series E shares were converted to 25,176 shares of common stock. No shares have been converted in the first quarter of 1999.

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

During 1997, the Company issued 2,084 Series F shares at $1,000 per share. On June 22, 1998 the Company repurchased 84 shares from Freedom Financial Corporation as part of the cancellation of a receivable.

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

(6)    COMMITMENTS AND CONTINGENCIES

ISLE OF CAPRI CASINOS, INC.: On September 25, 1998, Casino America, Inc. changed its name to "Isle of Capri Casinos, Inc." On October 4, 1994, the Company entered into a letter of intent (the "Letter of Intent") with Isle of Capri Casinos, Inc. ("Isle of Capri") to form a joint venture (the "Joint Venture") to build and operate a casino at its Ft. Pierce Fronton ("the Fronton"). Isle of Capri owns and operates riverboat and dockside casinos located in Mississippi and Louisiana and a land based Casino in Colorado. If the Joint Venture to build a flea market at the Fort Pierce facility is formed before passage of an amendment to the Florida Constitution to permit casino gaming at the Fronton, the Company will contribute its interest in the Fronton to the Joint Venture with a credit to its joint venture capital account of $5,000,000. Isle of Capri will contribute up to $2,500,000, as needed, to construct a 100,000 square foot indoor facility suitable for a casino or flea market. The Company contends that Isle of Capri is in default of the Letter of Intent since they failed to contribute the $2,500,000 as needed, to construct a flea market facility. If casino gaming is not permitted in Florida by 2000, Isle of Capri has a continuing option to convert the money contributed to the Joint Venture to a promissory note from the Joint Venture payable in equal annual payments over a ten year period with interest at 8% per annum. If casino gaming is permitted at the Fronton by 2000, the value of the assets contributed by the Company to the Joint Venture will be adjusted to increase the Company's capital account up to $22,500,000. Isle of Capri would fund its capital account on an as needed basis up to $22,500,000. All profits and losses of either Joint Venture will be allocated between the partners based upon capital accounts.

The Letter of Intent provides that Isle of Capri will be the manager of the casino and all casino-related improvements. The Company will manage the operation of the jai-alai fronton, inter track wagering and all other non-casino related activities. Each corporation will receive a management fee based on costs. The Letter of Intent provides that Isle of Capri has the exclusive right to enter into a Joint Venture with the Company for six years and Isle of Capri has a right of first refusal to enter into other potential gaming opportunities in Florida with the Company for such period and during the term of the Joint Venture. The formation of the Joint Venture is subject to certain conditions, including the satisfactory completion of due diligence by Isle of Capri, the receipt of all required regulatory approvals, the approval of each partner's board of directors, the execution of a definitive joint venture agreement, and the approval of the Company's stockholders, if required by law. Either party may terminate discussions in connection with the Joint Venture and neither party shall have any liability to the other, except as otherwise specified in the Letter of Intent. The Company has taken the position that Isle of Capri is in default on a continuing basis of the Letter of Intent since Isle of Capri failed to contribute its share of capital ($2,500,000) to build a flea market at Fort Pierce.

Freedom Financial Corporation has informed the Company that Isle of Capri has purchased 22,500 shares of Freedom's 7% Series AA Mandatory Redeemable Preferred Stock (the "Series AA Stock"). The Series AA Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and possible passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Series AA Stock is convertible into a minimum of 150,000 shares and a maximum of 300,000 shares of the Common Stock. Isle of Capri is the sole holder of Series AA Stock. On October 12, 1994, Freedom purchased 300,000 shares of Common Stock from the Company by partial exercise of its option to purchase up to 1,630,000 shares (at that date) of the Company's Common Stock at an exercise price of $1.25 per share. In 1997, Freedom purchased an additional 425,000 shares of common stock pursuant to the same option. Freedom's remaining option to purchase 905,000 shares of the Company's Common Stock expired on March 31, 1998. Freedom now owns directly 1,774,480 shares of the Company's 5,782,250 shares of issued and outstanding Common Stock as of March 31, 1999.

REGISTRATION RIGHTS: The Company has committed upon certain terms and conditions, to register for resale, certain shares held by other parties, allowing those shares to be publicly traded. The Company intends to use reasonable efforts to comply with these commitments.

LEASES: The Company rents totalizator (Autotote) and other equipment under leases which expire at various dates through 2001. The totalizator leases require a minimum annual rental plus contingent rentals based on a percentage of the handle in excess of the minimum annual rental. Total totalizator and other equipment rental expense under operating leases for the years ended December 31, 1998 and 1997 was approximately $784,736 and $824,262, respectively. The remaining minimum lease commitments under all operating leases at December 31, 1998, including those obligations assumed in connection with the Company's acquisition of certain WJA assets are as follows:

                                                     Minimum
                 Year                             Annual Rental
                 ----                             -------------
                 1999                              $  635,000
                 2000                                 410,000
                 2001                                 410,000
                                                   ----------
                                                   $1,455,000
                                                   ----------
                                                   ----------

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

In addition to the Company's guarantee, Freedom Financial Corporation, an affiliate, provided a similar guarantee as a further inducement to the seller of the real estate. Based on the closing price of the Company's common stock at the end of the three year period in 1997 ($3.00), a payment of $284,016 became due under the guarantee. Of this amount, $217,000 was recorded as additional purchase price of the subject real estate with the difference ($67,000) charged to interest expense based on the time value of the money paid over the three years. During the month of September, 1998, the Company paid the stock guaranty payment in full.

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

SUMMER JAI ALAI: The Company is a partner in "The Summer Jai Alai Partnership" or "SJA" and operates live Jai Alai dates annually on behalf of the partnership. The partnership was formed in 1980 and SJA simultaneously became a party to an Operator's Agreement and Fronton Lease along with the Company. The 1996 summer season resulted in an operating loss and the Company made demand upon its partners for their respective shares of the losses and to fund a "money bank " and "operations bank" for SJA's 1997 summer season. Neither request was honored by the other partners and as a result, the Company filed suit against the partnership in July 1997 to collect on the 1996 losses. This lawsuit was amended on February 20, 1998 seeking damages from the partners for breaching the Summer Jai-Alai Operating Agreement and Fronton Lease. At December 31, 1997, the Company was carrying a balance due from its SJA partners of $468,372.

On June 11, 1998, a settlement agreement covering operational issues was executed by the Company and other members of SJA which, among other things,

1.   Continues the existence of the partnership;
2. States that the Summer Jai-Alai season (May 1, 1998 to November 28,1998) will be operated by the Company at it's own risk and for its own benefit. Provided, however, that if net profits for the 1998 Summer Season exceed $250,000, then, in that event, the other members of SJA will be paid a total of $50,000 for the 1998 Summer Season.
3. States that the Company will pay one of the SJA partners about $110,000 for monies owed by the Company for ITW payments previously held by the Company as a potential off-set of claims made in the suit.
4. States that the Company will have the right, subject to State Approval, to operate the 1999 Summer Season for its own benefit, provided that the tax credits available for the 1998 Summer Season have not been exhausted.
5. The parties agreed to meet on or before December 31, 1998 to determine the operational dates or parameters for the 1999 Summer Season.

Effective July 1, 1998, legislation was passed by the state of Florida by which Summer Jai-Alai Partnership was granted a tax credit of $922,000. SJA expects to utilize the tax credits during the 1998 and 1999 SJA seasons. SJA credited the Company's capital account for the amount due the Company at December 31, 1997. The Company has reclassified its' receivable from SJA as an investment consistent with SJA's treatment of the offsetting payable.

As a result of the December, 1998, meeting, the parties agreed to a continuation of the June 11, 1998 agreement with the following modifications:

       - The Company maintains the right to operate Summer Jai-Alai from May 1, 1999 through November 30, 1999 and May and June of 2000 at its own risk and for its own benefit. The Company agrees to hold the other partners in SJA harmless for any and all losses or liabilities that may be incurred.
       - For the aforementioned benefits, including the benefits derived from the operation of the 1998 Summer Season, the Company will pay each of the other SJA Partners (Hollywood, Flagler and Biscayne) the sum of $65,000 in three installments of $21,667, with the first payment due upon execution of the agreement and subsequent payments of $21, 667 each on June 1, 1999 and July 20, 1999.

Management believes that the net income and cash flow from SJA operations will offset these payments.

(a)  ACQUISITION OF WJA ASSETS

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

On November 25, 1996, the Company entered into an agreement with WJA and Florida Gaming Centers, Inc.("Centers") a wholly-owned subsidiary of the Company, pursuant to which the Centers agreed to acquire the WJA Frontons for the cancellation of the notes and with balances aggregating about $20,000,000 and the assumption of certain liabilities. (See details below) The acquisition was consummated as of December 31, 1996 for accounting purposes. The WJA Frontons acquired were combined with the Fort Pierce Fronton into a new subsidiary, Centers.

The profit sharing arrangement is based on Centers net profits from Jai Alai operations as defined, before income taxes. The Company will pay WJA 20% of the defined cumulative net profits of Centers for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per year cap described below. The cumulative $1,000,000 cap is equal to the product of $1,000,000 multiplied by the number of years in the ten-year period completed, minus the sum of all amounts previously paid under the 20% profit sharing arrangement. In addition, Centers has net profits in any calendar year during the ten-year period in excess of $5,000,000 and WJA does not receive a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, Centers shall pay WJA 5% of the portion of the net profits on which the 20% payment is not made. No net profit payments will be due for any year after the ten year period. If during the ten year period, Centers disposes of any of its significant assets or operations, then WJA would be entitled to receive an amount equal to ten percent of Centers net gain, if any, on the disposition. No net profit payments were due for 1997 or 1998.

Two principals of WJA, also entered into consulting arrangements with Centers. One principal, Roger M. Wheeler, Jr. ("Wheeler"), entered into a ten-year consulting agreement with Centers, with annual compensation of $100,000 during the first five years of the agreement and annual compensation of $50,000 during the second five years of the agreement. The other principal, Richard P. Donovan ("Donovan"), entered into a five-year consulting agreement with Centers, with annual compensation of $240,000, plus certain benefits. These two individuals were also granted stock options on the Company's stock with a fair value of $150,298. Subsequent to December 31, 1997 a lawsuit was filed against the Company seeking collection of amounts due under these agreements.

During 1997, the Company discontinued the required payments under the above consulting agreements because of the continuing lack of performance by the individuals pursuant to their obligations under the consulting agreements.

On March 6, 1998, Donovan filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Centers. Donovan claimed that Centers breached the Donovan Contract and requested judgment against Centers for compensatory damages, including $1,053,000 due for consulting services through the term of the agreement and $56,000 due for life insurance premiums for the term of the agreement, together with prejudgment interest, attorneys' fees, costs and such other relief as the Court deemed just and proper. The suit was dismissed in December, 1998 pursuant to the stipulation of the parties following the entry into an Amendment to the Donovan Contract dated November 24, 1998, which provided for Centers to pay Donovan (i) $84,000 for past due consulting fees,
(ii) $10,000 per month for ninety-six months commencing January 1, 1999, and
(iii) $14,000 past due life insurance premiums and $14,000 per year for life insurance premiums for seven years commencing in 1999. The Amendment also provided Centers with an option exercisable at any time to purchase the balance of the Donovan Contract for 50% of the balance owed on the amended contract, and provided that Donovan shall be entitled to a consent judgment against the Centers for the balance due on his amended contract in the event the Company is in default for a period of 90 consecutive days.

On March 10, 1998, Wheeler and Wheeler-Phoenix, Inc. filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Centers and the Company. Wheeler claimed that Centers breached the Wheeler Contract. Wheeler asserted that the Company guaranteed the performance of Centers. Wheeler requested judgment in the amount of $675,000 due for consulting services through the term of the agreement, together with prejudgment interest, attorneys' fees, costs and such other relief as the Court deems just and proper. In addition, Wheeler-Phoenix, Inc. alleged that Centers failed to make payments due under a promissory note in the principal amount of $500,000. Wheeler-Phoenix requested judgment in the amount of $500,000, together with prejudgment interest accrued up to the time of judgment, attorneys' fees, costs and other relief as the court deems just and proper. The suit was dismissed in December, 1998, following Centers payment of $80,000 on the Wheeler-Phoenix note and pursuant to the stipulation of the parties following the entry into an Amendment to the Wheeler Contract dated November 24, 1998 which provided for Centers to pay Wheeler (i) $75,000 in past due consulting fees, (ii) $6,000 per month for sixty months commencing January 1999, and (iii) $4,050 per month for sixty months commencing January 2004. The Amendment also provided Centers with an option exercisable at any time to purchase the balance of the Wheeler Contract for 50% of the balance owed on the amended contract, and provided that Wheeler shall be entitled to a consent judgment against the Company for the balance due on his amended contract in the event the Company is in default for a period of 90 consecutive days.

(8)    SALE OF TAMPA JAI-ALAI FACILITY

On September 8, 1998, the Company sold the Tampa Jai-Alai facility for $8,300,000. The sale was pursuant to an agreement (as amended) dated January, 1998, between the Company and Monroe's Prestige Group, Inc. ("MPG"), a real estate development company unaffiliated with the Company. The terms of the sale were determined through arms-length negotiations with MPG. The sale did not include the Company's Tampa gaming permit which is still owned by the Company, and remains available for possible use at a different Hillsborough County, Florida facility.

The Company's costs associated with the transaction totaled $1,237,779. These costs consisted of commissions, property taxes, legal fees, and other expenses related to the closing of operations. The Company was required by the Bank of Oklahoma to apply $3,084,465 of the proceeds received from the sale of the Tampa Jai-alai facility toward the Company's first mortgage obligations to the Bank of Oklahoma.

The Company received an additional $125,000 for vacating the property by November 1, 1998.

For further information regarding the sale, please refer to the Company's Form 8-K dated September 8, 1998.

(9)    SALE OF EXCESS PROPERTY IN MIAMI

On February 18, 1999, the Company sold excess property, consisting of approximately 13 acres, located near the Miami Jai-Alai facility in Miami, FL for $3,668,000. The sale was pursuant to an agreement between the Company and Adrian Industrial Properties, LTD, a Miami based developer. The Company's costs associated with the sale were about $450,000. The Company was required by Bank of Oklahoma to apply $1,500,000 of the proceeds from the sale of the excess property toward its related first mortgage obligations to the Bank of Oklahoma.

The Company leased back from the purchaser approximately two (2) acres of the property for overflow parking. The lease is for a term of four (4) years at a rental of $5,508 per month.

(10)   LITIGATION AGAINST OCALA BREEDERS SALES COMPANY

The Florida Legislature authorized Intertrack Wagering ("ITW") in 1990 allowing race tracks and jai-alai frontons which conducted full schedules of live racing or live games to obtain ITW permits and accept inter-track wagers. The 1990 legislation also authorized one (1) ITW permit to operate for a maximum of 21 days in connection with thoroughbred sales at a permanent location holding a quarter horse permit and specific non-wagering race criteria. Such permit was awarded to Ocala Breeders Sales Company ("OBS") in Ocala, Marion County, Florida. Florida Gaming Centers, Inc. operates Ocala Jai-Alai in Marion County, Florida. The legislation was amended in 1991 and subsequent years to allow an increase in the number of days during which ITW wagering was allowed at OBS. From 1990 to the present, the only applicant for this thoroughbred sales ITW license has been and remains to be OBS.

In 1995, WJA Realty, prior to its' purchase by the Company, filed a lawsuit alleging, among other things, that the ITW issue as to OBS is unconstitutional. In December, 1997, the Circuit Court granted Florida Gaming Centers, Inc. a Motion for Summary Judgment and found that the section of the Statute under which OBS was granted an ITW permit was a special law enacted in the guise of a general law and, consequently, is unconstitutional. The State of Florida, as one of the Plaintiffs, sought and was automatically granted a stay of the Judgment pending an Appeal. On March 3, 1999, the District Court of Appeals affirmed the Circuit Court decision that the law under which OBS is operating is indeed unconstitutional.

The Company does not know at this time what action OBS or the State of Florida will take concerning this litigation. Upon advice of counsel, management believes that it is not possible for the Legislature to craft language permitting only OBS to conduct ITW wagering that would be constitutional.

(11)   REAL ESTATE DEVELOPMENT

On November 26, 1997, Florida Gaming Corporation (the "Company") acquired substantially all of the assets of Interstate Capital Corporation (ICC), a wholly-owned subsidiary of Freedom Financial Corporation (Freedom). The assets consisted of 23 acres of certain partially improved commercial properties and a residential real estate development containing about 250 single family residential lots, called Tara Club Estates (collectively, "Tara" or the "Properties"), all of which are situated in Loganville, Walton

County, Georgia. As consideration for the purchase, the Company paid ICC $6,473,265 as follows: (i) the Company issued to ICC 2,084 shares of Series F 8% Convertible Preferred Stock (the "Series F Preferred Stock") at a stated value of $1,000 per share (convertible into the Company's common stock ("Common Stock") on the basis of 296.6689 shares of the Company's Common Stock for each $1,000 of stated value of the Series F Preferred Stock), (ii) the Company assumed $1,181,102 of first mortgage promissory notes to two commercial banks secured by the properties purchased, and (iii) the Company canceled $3,208,163, consisting of $2,107076 in principal balances and $1,101087 of accrued interest owed by Freedom to the Company.

The Company accounted for the acquisition of ICC's assets using the purchase method of accounting. The total purchase price was $6,473,265 comprising the above described indebtedness cancellation, debt assumption and preferred stock. In accordance with generally accepted accounting principles, the purchase price was allocated to the assets acquired based on their fair value at the date of acquisition. Management estimated fair value using independent appraisals or other cost information with respect to the individual assets.

The Company's real estate development activities comprise a separate segment of its operations. Because the development was acquired in late 1997, the Company had virtually no income or expenses for 1997 attributable to this segment of its business. The Company has engaged a professional real estate management and marketing company to assist with the advertising and marketing program for the sale of developed residential lots and the commercial property.

(12)   RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.

(13)   RELATED PARTY TRANSACTIONS

In addition to loans made to Freedom under the credit facility referred to in
Note 9(iii) above, the Company provided working capital advances to Freedom and made payments to third parties on Freedom's behalf throughout 1997. These third party payments comprised transfers totaling approximately $582,000 to a joint brokerage margin account of Freedom and the Company, which funds were used by Freedom to cover "margin calls" made by the brokerage firm as the value of Freedom's collateral in the margin account decreased in value. The collateral consisted of Florida Gaming common stock acquired by Freedom during 1997 pursuant to Freedom's exercise of options. The Company also advanced approximately $118,000 directly to Freedom through this open account during the year. Freedom made payments to the Company during 1997 totaling $259,500 as a reimbursement of these advances and Freedom was given credit for expenses incurred on behalf of the Company totaling approximately $207,500 which were credited to Freedom's open account. Freedom Financial paid off the inter-company receivable in full plus interest at 2% above prime on June 22, 1998. Reference is made to Note 11 for details of the Company's purchase of certain real estate from Freedom.

On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation ("Freedom"), an affiliate, with the loan to be represented by a promissory note (the "Company Note") bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company's wholly-owned subsidiaries, Florida Gaming Centers, Inc. ("Centers") and Tara Club Estates, Inc. ("Tara") and by a second lien on substantially all of the Company's other assets. The Note will be guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets. Freedom may partially fund the Company Note out of the proceeds of a loan from a commercial bank (the "Freedom Note"). The Freedom Note will bear interest at 13% per annum and must be personally guaranteed by W. Bennett Collett, the Company's Chairman and Chief Executive Officer. The Freedom Note will be secured by an assignment of the Company Note and the collateral securing the Company Note. The Company Note and the Freedom Note will be due on demand or one (1) year from date if no demand is made. Five points must be paid at the closing of the Freedom Note and a like amount will be paid at the closing of the Company Note.

During 1996, the Board of Directors established the Chairman's annual salary at $360,000, payable monthly. The Chairman had previously received no salary for a period of three (3) years. During 1997, the Chairman received 8 monthly payments of $30,000 consistent with the Board's directive. In September, 1997, the Company discontinued the salary payments to the Chairman and began paying $30,000 per month to Freedom as a management fee in lieu of the salary. No written employment or consulting agreement exists between the Company and Freedom. Beginning November 1, 1997, the Company also discontinued salary payments of $9,000 per month to the President and began paying $8,000 per month to Freedom as a management fee in lieu of Salary.

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

CARD ROOM DEVELOPMENT
Florida House Bill No. 337 (now known as section 849.086 of the Florida Statutes) became effective June 1, 1996. This legislation authorized card rooms at licensed pari-mutuel facilities beginning in January, 1997. The card rooms are administered and regulated by the Florida Department of Pari-Mutuel Wagering ("DPMW"). Games are limited to non-banked poker games and dominoes. Card room authorization is also subject to approval by the county commission in which the pari-mutuel facility is located. This same bill also authorized full-card simulcasting of races from out of state tracks such as Belmont, Meadowlands, Philadelphia Park, and Santa Anita. The Frontons in Fort Pierce and Ocala are currently carrying several of these signals. This legislation also reduced the pari-mutuel tax on handle from 5% to 4.25% at the Fort Pierce and Ocala frontons. The pari-mutuel tax at Miami was reduced from 5% to 3.85%.

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

The jai-alai industry generally has declined in the last several years due to increased gaming competition such as Indian Gaming, gambling cruise ships, commercial bingo operations and the state-wide lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in jai-alai's home markets. Average state-wide on-track handle per performance for the state of Florida fiscal years ended June 30, 1998, 1997 and 1996 was approximately $59,469, $67,922, and $79,004 respectively. Aggregate handle for the State of Florida's fiscal year ended June 30, 1998 decreased approximately $15 million or 12%. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future.

Inter-track wagering ("ITW") has grown significantly since its initiation in the State of Florida in August, 1990. The State-wide ITW handle for all pari-mutuels in the State of Florida's fiscal year ended June 30, 1991 was approximately $109 million. The state-wide ITW handle for the State of Florida's fiscal years ended June 30, 1997 and 1998 increased to approximately $614 million and $675 million, respectively. ITW handle at the Company's Frontons has also demonstrated strong growth in recent years, increasing from $55.6 million in the year ended December 31, 1997, to approximately $58.5 million for the year ended December 31, 1998.

REAL ESTATE  DEVELOPMENT
In late 1997, the Company entered into a new business -- residential real estate development. The following paragraphs outline the background and the Company's approach going forward as to management and use of the assets acquired. On November 26, 1997, the

Company acquired substantially all of the assets of Interstate Capital Corporation ("Interstate"), a wholly-owned subsidiary of Freedom Financial Corporation ("Freedom"). See Note 11 to the accompanying financial statements. The assets consisted of 23 acres of partially improved commercial property and a residential real estate development containing about 250 single family residential lots, known as Tara Club Estates (collectively, the "Properties"), all of which are situated in Loganville, Walton County (near Atlanta), Georgia. As consideration for the purchase, the Company paid Interstate $6,373,265 as follows: (i) the Company issued to Interstate 2,084 shares of Series F 8% Convertible Preferred Stock (the "Series F Preferred Stock") at a stated value of $1,000 per share (convertible into the Company's common stock ("Common Stock") on the basis of 296.6689 shares of the Company's Common Stock for each $1,000 of stated value of the Series F Preferred Stock), (ii) the Company assumed $1,081,102 of first mortgage promissory notes to two lenders secured by the properties purchased, and (iii) the Company canceled a line of credit having a principal balance of $2,107,076 plus accrued interest of $1,101,087 for a total of $3,208,163 owed by Freedom to the Company.

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

These Properties consist of over 100 fully-developed, and 150 partially-developed, single-family residential home sites, a swim and tennis club facility, and 23 acres of partially-developed commercial property. As of March 31, 1999, over seventy (70) home sites had been sold to builders. The residential sites are presently selling at an average in excess of $48,000 per site. Before the acquisition of the Properties by the Company, thirty-nine homes, having a market value of approximately $10,000,000 had been constructed and sold at an average price of $250,000 each. The Properties are located on Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits. Located in western Walton County, Georgia, the Properties are approximately 2.5 miles east of the Gwinnett County/Walton line. Gwinnett County is inside the fifteen county region which makes up Metropolitan Atlanta. The population of the Atlanta area is now over three million residents. Gwinnett County is located in the Northeast section of Metropolitan Atlanta, and is noted as one of the fastest growing counties in the United States. It has doubled its population in the last ten years, and now has more than 300,000 residents.

JAI-ALAI TAX LEGISLATION
Major tax legislation which limits the amount of state handle and admission taxes went into effect July 1, 1998.

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

This legislation is expected to have a significant positive impact on the Company's future earnings.

YEAR 2000
The Company uses computers to maintain its financial records and in the conduct of its pari-mutuel wagering operations. The software on which the Company's financial records are maintained is Year 2000 compliant.

The software used in the Company's pari-mutuel wagering operations is furnished by Autotote and is not Year 2000 compliant. By letter dated December 18, 1998, Autotote advised the company that it expected that a year 2000 compliant system will be available for field deployment beginning March 1, 1999 and that all sites using Autotote's computer software would be upgraded to be Year 2000 compliant by Fall 1999. The Company does not expect to incur any costs in connection with the upgrade.

Based on Autotote's December 18, 1998 letter, the Company anticipates that its Autotote software will be year 2000 compliant prior to December 31, 1999. However, the Company is dependent entirely on Autotote to achieve Year 2000 compliance and it has no contingency plans in the event Year 2000 compliance is not achieved. If the Autotote software is not made year 2000 compliant by December 31, 1999, the Company's pari-mutuel wagering operations could be seriously disrupted, which could have a material adverse affect on the Company's financial condition and its results of operations.

RESULTS OF OPERATIONS -- FIRST QUARTER 1999 COMPARED WITH  FIRST QUARTER 1998*

* THE FOLLOWING ANALYSIS OF HANDLE, REVENUES, AND OPERATING EXPENSES IN THIS PART OF THE REPORT COMPARES FIGURES FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998 FOR THE THREE PARI-MUTUEL FACILITIES PRESENTLY OPERATING--- MIAMI, FT. PIERCE, AND OCALA. THE TAMPA FACILITY WAS SOLD IN NOVEMBER, 1998, AND ALL OPERATIONS CEASED AT THAT TIME.

During the quarter ended March 31, 1999, the Company's operations reflects three months' operation of live Jai-Alai performances at Miami and Ft. Pierce. A full schedule of Inter-Track Wagering ("ITW") was also conducted at all facilities except Miami, which offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, and Mexico. The Ocala Fronton only operated inter-track wagering during the first quarter and is scheduled to begin their live jai-alai season June 4, 1999.

HANDLE ANALYSIS
Total handle (amount of money wagered) for the three months ended March 31, 1999 was $33,289,174 of which $19,129,509 was from live jai-alai wagering and $14,159,665 was from inter-track wagering. Total handle for the quarter ended March 31, 1998 was $32,773,256 of which, $19,875,009 was from live jai-alai wagering and $12,898,347 was from inter-track wagering. The net increase, $515,818 consisted of a decrease of $745,500 in live handle which was more than offset by an increase of $1,261,318 in ITW handle.

REVENUES
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended March 31, 1999 were $4,895,462 compared to pari-mutuel revenues of $4,319,792, for the same period in 1998. Revenues for the quarter ended March 31, 1999 were $4,895,462 which consisted of $3,532,772 from live Jai-Alai wagering and $1,362,690 from Inter-Track Wagering.

Card room Revenue for the three months ended March 31, 1999 was $114,684. Direct Operating Costs totaled $75,221.

Admissions income, net of state taxes, for the three month period ended March 31, 1999 was $95,082. This compares to $91,667 for the three month period ended March 31, 1998. Food, beverage and other income for the three months ended March 31, 1999 and March 31, 1998 were $1,160,459 and $924,589 respectively.
Attendance for live jai-alai performances and ITW performances were approximately 235,033 for the three months ended March 31, 1998, increasing to 242,787 (3%) for the three months ended March 31, 1999.

For the three months ended March 31, 1999, the Company had $466,000 in revenues from lot sales from the Tara Club Estates real estate development. Lot costs attributable to this revenue totaled $227,310.

Total Operating Revenues for the quarter ended March 31, 1999 increased $812,274 (15%) to $6,265,687, up from $5,453,413 for the same period in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

THE FOLLOWING ANALYSIS OF GENERAL AND ADMINISTRATIVE EXPENSES IN THIS PART OF THE REPORT COMPARES FIGURES OR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998 FOR THE THREE PARI-MUTUEL FACILITIES PRESENTLY OPERATING--MIAMI, FT. PIERCE, AND OCALA. THE TAMPA FACILITY WAS SOLD IN NOVEMBER, 1998, AND ALL OPERATIONS CEASED AT THAT TIME.

The Company's general and administrative expenses were $1,907,709 and $2,153,326 for the three months ended March 31, 1999 and March 31, 1998, respectively. The decrease of $245,617 (11.5%) resulted from management's re-alignment of various departments along with a continuing austerity program to reduce expenses whenever possible. The Company's general and administrative expenses and their comparison to the first quarter last year are as follows: Executive salaries were $148,000 for the quarter ended March 31, 1999 compared to $160,931 for the quarter ended March 31, 1998 (see consulting fees). Advertising costs for the quarter ended March 31, 1999 were $222,295 compared to $150,114 for the same period in 1998. Advertising Costs increased $72,181 largely due to increased advertising related to Jai-Alai tournaments in Miami. Professional fees were $113,123 compared to $136,598 for the same three month period in 1998. Consulting fees decreased from $214,758 to $201,967.Consulting fees consist of the salaries of the Chairman/CEO and the President of Florida Gaming being replaced by management fees paid to Freedom Financial Corporation for their services. Travel and entertainment expense totaled $73,822 for the first quarter of 1999, compared to $67,236 for the first quarter of 1998. Payroll taxes decreased $59,070 (19.8%) from $298,062 for the first quarter 1998, to $238,992 for the first quarter 1999. Employee benefits decreased $49,168 (22.7%) for the first quarter of 1999 compared to the same period n 1998. The large decrease in payroll taxes and employee benefits is due to the Company's ongoing effort to streamline all departments. Public company costs, including shareholder relations/information for the quarter ended March 31, 1999, were $15,233 compared to $67,788 for the quarter ended March 31, 1998. The shareholder relations and information costs were significantly higher in 1998 due to the timing of mailing brochures and the chairman's report to all shareholders with quarterly information. Insurance expense decreased $1,705 from $119,770 for the quarter ended March 31, 1998 to $ 118,065 for the quarter ended March 31, 1998. Interest expense totaled $235,556 and $214,597 for the three month period ended March 31, 1999 and March 31, 1998, respectively.

OPERATING EXPENSES

THE FOLLOWING ANALYSIS OF OPERATING EXPENSES IN THIS PART OF THE REPORT COMPARES FIGURES OR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998 FOR THE THREE PARI-MUTUEL FACILITIES PRESENTLY OPERATING--MIAMI, FT. PIERCE, AND
OCALA. THE TAMPA FACILITY WAS SOLD IN NOVEMBER, 1998, AND ALL OPERATIONS CEASED AT THAT TIME.

The Company's operating expenses for the three months ended March 31, 1999 and March 31, 1998 were $3,458,373 and $3,401,376 respectively. The Company's operating expenses and their comparison to the first quarter last year are as follow: Depreciation and amortization expense for the three months ended March 31, 1999 and March 31, 1998, was $183,026 and $188,867 respectively. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending March 31, 1999 and March 31, 1998, were $1,108,577 and $942,056 respectively.
Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $344,461 for the three months ended March 31, 1999, compared to $450,113 for three months ended March 31, 1998. The components of the 1998 wagering equipment and expenses were $55,830 in ITW tote, interface, and telephone charges; $121,263 in totalizator equipment rental; $52,668 in satellite charges and $114,700 in camera/television rental. The decrease of $105,652 in rental equipment is due to satellite charges decreasing in the amount of $90,907. Utilities expense totaled $173,397 and $168,792 respectively, for the three months periods ended March 31, 1999 and March 31, 1998. Program costs totaling $88,431 and $108,428, respectively, are also included in the total operating expenses for the three month period ended March 31, 1999 and 1998. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $185,163 and $212,892 for the three month periods which ended March 31, 1999 and March 31, 1998, respectively. Operating payrolls and contract labor costs totaled $697,400 and $789,791 for the three month periods ended March 31, 1999 and March 31, 1998, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $697,400, $302,397 was mutuels payroll, $207,643 was maintenance payroll and $187,360 was security payroll. Maintenance expense for the three months ended March 31, 1999, totaled $127,335.

OTHER INCOME
The Company had net interest and other income of $975,532 and $377,259 for the three-month period ended March 31, 1999 and March 31, 1998, respectively. The bulk of the income for 1999 was generated from the sale of the excess property in Miami.

OTHER INFORMATION
In August, 1998 the Nasdaq Stock Market, Inc. informed the Company that Florida Gaming Corporation common stock no longer qualified for inclusion in the Nasdaq Stock Market, and the common stock of the Company was delisted at the close of business on August 21, 1998. The staff stated that its conclusion was based on the review of the Company's public filings and the Company's responses to staff comment letters. The Nasdaq staff was critical of transactions between FGC and its affiliates. The delisting of the Company's common stock from the Nasdaq Stock Market will likely make it more difficult to buy or sell shares. However, the Company has been advised by J.J.B. Hilliard, W.L. Lyons, Inc., an investment banking firm based in Louisville, Kentucky, that it intends to continue as a "Pink Sheets" market maker for the Florida Gaming Corporation common stock.

TAX LOSS CARRYFORWARDS
At December 31, 1998, the Company had approximately $16,000,000 in net operating loss carryforwards. However, because of IRC section 382 limitations due to the change of control that occurred in March, 1993, the bulk of these carryforwards are limited to approximately $95,000 per year. Operating losses of approximately $7,000,000 attributed to the period after the change of ownership are not subject to the Section 382 limitation.

SUMMARY OF OPERATIONS
The Company had a net income of $1,692,112 or .29 per common share, for the three months ended March 31, 1999, compared to a net income of $87,102 or $0.02 per common share for the three month period ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES
The balance of the Company's cash and cash equivalents at March 31, 1999 was $2,886,880. At March 31, 1999, the Company had an increase in working capital of approximately $2,989,058 from December 31, 1998. The increase was primarily the result of the sale of the excess property in Miami.

During the three months ended March 31, 1999, net cash used in the Company's operating activities was $220,424. The Company's continuing operating expenses consists principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai Fronton operations. Principal revenues were from net pari-mutuel wagering commissions on live Jai-Alai performances and ITW events.

During the three months ended March 31, 1999, cash flow provided by investing activities was $3,660,362.

During the three months ended March 31, 1999, cash flow used in financing activities was $1,639,343.

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

On September 8, 1998, the Company sold the Tampa Jai-Alai facility for $8.3 million. The sale was pursuant to an agreement dated January, 1998, between the Company and Monroe's Prestige Group, Inc. ("MPG"), a real estate development company unaffiliated with the Company. The terms of the sale were determined through arms-length negotiations with MPG. The sale did not include the Company's Tampa gaming permit which the Company retained and which remains available for possible use at a different facility in Hillsborough County, Florida.

The proceeds of the Tampa sale were used as follows:
(a)      Payment to Bank of Oklahoma........................          3,084,466
(b)      Brokerage Commissions..............................            300,000
(c)      Real Estate Taxes..................................          1,037,529
(d)      Other Sale-Related Costs...........................             55,883
(e)      Repurchase of Series "G" Convertible
         Preferred Stock....................................          1,560,000
(f)      Payment of Taxes...................................            300,000
(g)      Repurchase of Series "B" Convertible
         Preferred Stock....................................            128,000
(h)      Payoff of Unsecured Notes..........................            160,000
(i)      Pay-Off Mortgage on Ft. Pierce Property............            280,000
(j)      Paid on various trade accounts payable.............          1,394,122
                                                                     ----------
                                            Total                    $8,300,000
                                                                     ----------
                                                                     ----------

The Company received an additional $125,000 for vacating the Tampa property by November 1, 1998.

For further information regarding the sale, please refer to the Form 8-K dated September 8, 1998.

On February 18, 1999, the Company sold excess real estate located near the Miami Jai-Alai facility in Miami, FL for $3,668,000. The property consisted of 12.99 acres.

The proceeds of the Excess Real Estate Sale were used as follows:


(a)      Payment to Bank of Oklahoma........................          1,500,000
(b)      Brokerage Commissions..............................             91,700
(c)      Real Estate Taxes..................................             88,737
(d)      Title Charges......................................             23,042
(e)      Recording and Transfer Fees........................             38,551
(f)      Misc. settlement charges...........................              7,961
(g)      Deposit-paid on various trade accounts payable.....            200,000
                                                                     ----------
                                            Total                    $1,949,991
                                                                     ----------
                                                                     ----------

The balance of the cash received, $1,718,009 has been invested in short-term cash equivalent funds.

For further information regarding the sale, please refer to the Form 8-K dated February 18, 1999.

As a result of these transactions, the Company's cash flow is currently adequate to meet its debts and other obligations as they come due. The Company's operating results have improved dramatically.

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

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

         The Company is the plaintiff in a suit against Ocala Breeder Sales, Inc. (See Note 10)

         The Company is a defendant in several suits which are deemed to be routine litigation (mostly slip-and-fall suits) in the ordinary course of business. The Company believes that the ultimate resolution of the suits will not have a material adverse impact on the Company's financial position or its results of operations. The Company is not a party to any other litigation at this time.

Item 2.  CHANGES IN SECURITIES.

          a)    Not applicable.

          b)    Not applicable.

          c)    Not applicable.

          d)    Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None at date of filing.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

Item 5.  OTHER INFORMATION.

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)     EXHIBITS

                Exhibit 27 -    Financial Data Schedule.


         b)     REPORTS ON FORM 8-K.
                During the quarter ended March 31, 1999, the Company filed a Form 8-K Current Report dated February 18, 1999 concerning
                Item 2, ACQUISITION OR DISPOSITION OF ASSETS.

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

                                       FLORIDA GAMING CORPORATION
                                       --------------------------
                                              (Registrant)

Date: May 14, 1999                     By: /s/ W.B. Collett
                                           ----------------------
                                           W.B. Collett
                                           Chairman of the Board and Chief
                                           Executive Officer
                                           (Principal Financial Officer)