Form 10QSB
period 1999-06-30
FLORIDA GAMING CORP
filed 1999-08-16
CIK 312065

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 F O R M 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1999

                          Commission file number 0-9099



                           FLORIDA GAMING CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                         59-1670533
        --------                                         ----------
(State or other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)


              3500 NW 37TH AVENUE, MIAMI, FLORIDA          33142-0000
              -------------------------------------------------------
             (Address of principal executive offices)       (Zip code)


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

                                    YES  X   NO
                                        ---
    5,961,695 shares of the issuer's Common Stock were outstanding as of the latest practicable date, AUGUST 16, 1999.
                                        ---------------
             Transitional Small Business Disclosure Format:

                                    YES     NO  X
                                        ---    ---

                                 FLORIDA GAMING
                                   CORPORATION

                              INDEX TO FORM 10-QSB


                                                                                                      PAGE NUMBER
                                                                                                      -----------
PART I.           FINANCIAL INFORMATION
Item 1. Financial Statements

Balance Sheets as of  June 30, 1999 (unaudited) and December 31, 1998 ................................    3


Statements of Operations (unaudited) for  Three Months and Six Months ended June 30, 1999 and 1998....    5


Statements of Cash Flows (unaudited) for the Six Months ended June 30, 1999 and 1998..................    6

Notes to Financial Statements (unaudited).............................................................    7


Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations.......................................................   16


PART II.  OTHER INFORMATION...........................................................................   23


SIGNATURES............................................................................................   24

PART I.  FINANCIAL INFORMATION

ITEM 1.



                           FLORIDA GAMING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                        June  30,          December 31,
                                                                           1999               1998
                                                                     --------------      --------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents (Note 2) ............................ $  2,704,945        $  1,086,285
     Accounts receivable & current portion of notes receivable .....      214,828             446,745
     Inventory (Note 2) ............................................       64,283             105,206
     Prepaid and other expense .....................................      174,554              49,905
                                                                     --------------      --------------
             Total current assets .................................. $  3,158,610        $  1,688,141

PROPERTY AND EQUIPMENT:

      Land (Notes 2,7, and 11) ..................................... $  4,183,425        $  4,183,425
      Buildings and Improvements ...................................    8,117,409           8,109,491
      Furniture, fixtures and equipment ............................    1,845,247           1,802,618
                                                                     --------------      --------------
                                                                     $ 14,146,081        $ 14,095,534
       Less accumulated depreciation ...............................   (2,008,777)         (1,711,622)
                                                                     --------------      --------------
                                                                     $ 12,137,304        $ 12,383,912

REAL ESTATE  DEVELOPMENT ...........................................    4,068,187           4,376,638

COMMERCIAL PROPERTY HELD FOR SALE ..................................    3,755,335           6,301,138

 OTHER ASSETS ......................................................    1,117,308             883,193
                                                                     --------------      --------------
                                                                     $ 24,236,744        $ 25,633,022
                                                                     --------------      --------------
                                                                     --------------      --------------

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                   June 30,        December 31,
                                                                                                       1999                1998
                                                                                               ------------        ------------
CURRENT LIABILITIES
     Accounts payable and accrued expenses (Note 2) ........................................   $  4,597,878        $  6,056,500
     Short-term borrowing and current portion of long-term debt ............................      1,914,098           1,410,520
                                                                                               ------------        ------------
                       Total current liabilities ...........................................   $  6,511,976        $  7,467,020

LONG-TERM LIABILITIES
     Long-term portion notes payable .......................................................      4,335,504           6,703,347

STOCKHOLDERS' EQUITY (See Notes 2,4,5,6, and 7):

     Class A convertible preferred stock, convertible to common stock; $10 par value, 1,200,000 shares authorized; 34,435 shares issued and outstanding at
     June 30,1999 and December 31, 1998 ....................................................          3,443               3,443

      Class B convertible preferred stock; convertible to common stock, 5,000 shares authorized; 195 shares issued and outstanding at June 30, 1999 and
       December 31, 1998 ...................................................................             20                  20

      Class C 8% cumulative convertible preferred stock, convertible to common stock, 5,000 shares authorized; 0 shares issued and outstanding at June
       30, 1999 and 100 shares issued and outstanding at December 31,  1998 ................              0                  10

      Class E 8% cumulative convertible preferred stock,  2,000 shares authorized; 1,950
       shares  issued and outstanding at June 30, 1999  and  December 31,  1998 ............            195                 195

      Class F 8% cumulative convertible preferred stock,  2,500 shares authorized; 2,000
       shares issued and outstanding at  June 30, 1999 and December 31, 1998 ...............            200                 200

       Common stock, $10 par value, authorized 15,000,000 shares, 5,961,695 issued and outstanding at June 30, 1999, and 5,782,250 issued and
       outstanding at December 31, 1998 ....................................................        596,169             578,225
Capital in excess of par value .............................................................     39,583,054          39,600,988
Accumulated deficit ........................................................................    (26,793,817)        (28,720,426)
                                                                                               ------------        ------------

              Total stockholders' equity ...................................................     13,389,264          11,462,655
                                                                                               ------------        ------------

              Total liabilities and stockholders' equity ...................................   $ 24,236,744        $ 25,633,022
                                                                                               ------------        ------------
                                                                                               ------------        ------------

                 The accompanying notes are an integral part of
                          these financial statements.

                           FLORIDA GAMING CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                            -------------------------------      -------------------------------
                                                            June 30, 1999    June 30, 1998*      June 30, 1999     June 30,1998*
                                                            -------------    --------------      -------------     -------------
HANDLE:
Jai-Alai**                                                   $ 18,417,342      $ 17,997,592       $ 37,546,851      $ 37,693,601
Inter- Track Wagering (ITW)                                    12,881,990        11,666,383         27,041,655        24,564,730
                                                            -------------    --------------      -------------     -------------
                             Total Pari-Mutuel Handle        $ 31,299,332      $ 29,663,975       $ 64,588,506      $ 62,258,331
                                                            -------------    --------------      -------------     -------------
                                                            -------------    --------------      -------------     -------------

REVENUE:
On Site Mutuel Revenue, Net of
        Pari-Mutuel taxes to State of Florida                $  1,171,836      $  1,171,323       $  4,704,608      $  4,260,252
Summer Jai-Alai Revenues, Net                                     395,115           (36,178)           395,115           (36,178)
Inter-Track Mutuel Commissions                                  1,225,883         1,060,927          2,588,573         2,291,791
                                                            -------------    --------------      -------------     -------------
                             Net Pari-Mutuel Revenue            2,792,834         2,196,072          7,688,296         6,515,865

Real Estate Division Income                                       348,500           133,581            814,500           315,500
Cardroom Income                                                    45,280            41,196            159,964           158,559
Admissions Income                                                  53,800            55,286            148,882           146,954
Programs, Food, Beverage and Other                                541,799           558,503          1,236,258         1,301,173
                                                            -------------    --------------      -------------     -------------
                             Total Operating Revenue         $  3,782,213      $  2,984,638       $ 10,047,900      $  8,438,051

EXPENSE:
Operating                                                    $  1,895,883      $  1,699,963       $  5,354,256      $  5,101,340
General and Administrative                                      1,460,907         1,846,501          3,606,242         3,999,827
Depreciation & Amortization                                       178,099           185,008            361,124           373,875
                                                            -------------    --------------      -------------     -------------
                             Total Costs and Expenses           3,534,889         3,731,472          9,321,622         9,475,042
                                                            -------------    --------------      -------------     -------------
                             Net Income (Loss) from
                               Operations                    $    247,324      ($   746,834)      $    726,278      ($ 1,036,991)

OTHER INCOME (EXPENSES)
                             Interest and Other Income             67,173          (238,771)         1,280,331           138,489
                                                            -------------    --------------      -------------     -------------
                             Net Income (loss)               $    314,497      ($   985,605)      $  2,006,609      ($   898,502)
                                                            -------------    --------------      -------------     -------------
                                                            -------------    --------------      -------------     -------------

Basic Earnings (loss) per  Common Share                      $       0.05      $      (0.19)      $       0.34      $      (0.18)
Basic Earnings per Common Share (fully diluted)              $       0.04               N/A       $       0.28               N/A
Weighted Avg. Common Shares Outstanding                         5,869,015         5,848,555          5,825,872         5,723,801

* Adjusted to reflect the discontinued operation of Tampa Jai-Alai **Includes Summer Jai-Alai Handle

                           FLORIDA GAMING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               For the Six Months Ended
                                                                                         ---------------------------------
                                                                                            June 30,              June 30,
                                                                                                1999                  1998
                                                                                                ----                  ----
Cash flows from operating activities: Net Income (loss) ..............................   $ 2,006,609           $ (898,502 )

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
        Depreciation and amortization ................................................       361,124               493,879
        Gain on sale of assets .......................................................    (1,024,702)                  -0-
        Equity in earnings of Summer Jai-Alai ........................................      (204,304)               36,178
        Realized gain on sale of marketable securities ...............................           -0-              (351,258)
        Change in Accounts receivable, net ...........................................       (78,893)              186,314
        Change in Prepaid expenses ...................................................       (43,137)              (53,761)
        Change in Other assets .......................................................       (62,735)              (27,292)
        Change in Inventories ........................................................        40,923                68,255
        Change in Accounts payable and accrued expenses ..............................    (1,518,608)              868,023
                                                                                         -----------           -----------
                 Total adjustments ...................................................    (2,530,332)            1,220,338
                                                                                         -----------           -----------
            Net cash provided by  (used in) by operating activities ..................   ($  523,723)          $   321,836

Investing Activities:

        Proceeds from sales of property ..............................................     3,514,707                   -0-
        Capital Expenditures .........................................................       (50,547)                  -0-
        Investment in Summer Jai-Alai ................................................       148,347               450,613
        Decrease in capitalized development ..........................................       364,249                 9,083
                                                                                         -----------           -----------

             Net proceeds provided by investing activities ...........................   $ 3,976,756           $   459,696

Financing activities:
            Net proceeds from borrowing (Repayment of Borrowings) (Note 8) ...........   ($1,754,373)          ($  622,498)

            Stockholders Equity:
            Redemption of Preferred and Common Stock .................................       (80,000)             (165,166)
                                                                                         -----------           -----------
               Net cash used in  financing activities ................................   ($1,834,373)          ($  787,664)

NET INCREASE (DECREASE) IN CASH ......................................................   $ 1,618,660           ($    6,132)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR ............................................   $ 1,086,285           $   244,963
                                                                                         -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF QUARTER ..........................................   $ 2,704,945           $   238,831
                                                                                         -----------           -----------
                                                                                         -----------           -----------

Supplemental disclosure of cash flow information: Cash paid
     during the period for:
           Interest ..................................................................   $   434,575           $   442,994

         The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS
FLORIDA GAMING CORPORATION
June 30, 1999
(unaudited)

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

COMMERCIAL PROPERTY HELD FOR SALE: The Company's investment in undeveloped land held for resale near its existing Jai- Alai frontons ($1,834,516 at June 30, 1999 and December 30, 1998) is included in commercial property held for sale in the accompanying balance sheets.

INVENTORY: The Company's inventory, comprising food and beverage products and souvenirs, is stated at the lower of cost or market.

PARI-MUTUEL WAGERING: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and offsite Inter-Track Wagering ("ITW") events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "Host" facility net of the Company's commissions.

INCOME TAXES: The Company utilizes the asset and liability approach to accounting for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

LOSS PER COMMON SHARE: During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earning Per Share, ("SFAS 128"), which requires the computation and disclosure of basic and diluted income (loss) per common share. Basic income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding. Diluted income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options, assuming proceeds are used to repurchase shares pursuant to the treasury stock method plus the weighted average number of shares that would be issued if holders of the Company's preferred stock converted those shares to common stock using the "if converted" method. Diluted loss per common share is not presented when the resulting calculation is antidilutive relative to basic loss per common share.

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

Effective July 1, 1998, tax relief legislation was enacted by the State of Florida stipulating that jai alai permit holders incurring state taxes on handle and admissions in an amount exceeding its operating earnings (before deduction of certain expenses such as depreciation and interest) for the prior year are entitled to credit such excess against pari-mutuel taxes due and payable. In 1997 Miami Jai Alai and Tampa Jai Alai incurred and had available 1998 pari-mutuel tax credits of $1,606,051 and $935,521, respectively. During 1998, Miami utilized credits of $521,762 over two eligible months of operations. Tampa Jai Alai, which discontinued live operations following its July 4th performances, utilized pari-mutuel tax credits of $13,940. Miami will be entitled to carry over the unused 1998 credits to 1999 and will have an additional credit of $1,342,912 available for recovery, representing the full amount of taxes incurred in 1998. Tax credits used to satisfy the Company's obligation to pay taxes incurred on handle and admission are reported as a reduction of their taxes in the accompanying Statements of Income. Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of future tax credits.

 (4)     INCOME PER COMMON SHARE

The net income per common share was calculated based upon net income attributable to common stock shareholders and the weighted average number of outstanding common shares (5,869,015 and 5,848,555 for the three months ended June 30, 1999, and 1998, respectively). Weighted average outstanding common shares for the six months ended June 30, 1999, and 1998, were 5,825,872 and 5,723,801. Weighted average equivalent shares on a fully diluted basis for the three months ended June 30, 1999 were 7,059,015 shares, consisting of 1,040,000 in options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, 150,000 in warrants issued to brokers as fees in preferred stock issuances and the 5,869,015 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

Weighted average equivalent shares on a fully diluted basis for the six months ended June 30, 1999 were 7,015,872 shares, consisting of 1,040,000 in options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, 150,000 in warrants issued to brokers as fees in preferred stock issuances and the 5,825,872 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

Options and convertible securities were not included in the computations of loss per shares for the three and six month periods in 1998 because their inclusion would be anti-dilutive.

(5)      PREFERRED STOCK

CLASS A PREFERRED STOCK
The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. Class A preferred stock dividends totaled $30,971 during 1997. These dividends were paid by the issuance of 9,577 common shares and $20 cash in lieu of fractional shares. On September 21, 1998, the Company declared a dividend on shares of the Class A preferred that were issued and outstanding at the close of business on September 21, 1998. The Company intends to pay the dividend which was declared by September 30, 1999. Each share of Class A preferred is convertible into .225 shares of common stock at the holder's option. During the years ended December 31, 1997 and 1996, -0- shares and 300 shares of Class A preferred stock were converted into -0-shares and 67 shares of common stock, respectively. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

CLASS B PREFERRED STOCK
The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration to be received by the Company upon initial issuance of each share of the Series B stock is $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. On December 15, 1995, the Board of Directors reserved 600,000 shares of the Company's common stock for issuance upon conversion of the Series B preferred stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. During the year ended December 31, 1995, 2,400 Series B preferred shares were issued for $2,400,000 to three unrelated parties. During the year ended December 31, 1996, the Company issued 2,300 Series B preferred shares at $925 per share. During 1996, 2,707.5 Series B shares were converted to 473,588 shares of common stock. During 1997, 1547.5 Series B shares were converted to 295,951 shares of common stock. During 1998, 150 Series B shares were converted to 113,466 shares of common stock, and 100 shares were redeemed by the Company. No shares have been converted during the first quarter of 1999.

CLASS C PREFFERED STOCK
The Company is authorized to issue 5,000 shares of Series C 8% Cumulative Convertible Preferred Stock, $.10 par value (the "Series C Preferred Stock"), which provides annual dividends at the rate of 8% of the share's Stated Value. The Stated Value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company's Board of Directors, such dividends may be paid in shares of the Series C Preferred Stock. Holders of Series C Preferred Stock may convert all or any of such shares to the Company's Common Stock (the "Series C Conversion Shares") beginning 90 days after the issuance of the Series C Preferred Stock. If not converted earlier by the holder, the Series C Preferred Stock shall be converted automatically on December 31, 1998. In general, the number of Series C Conversion Shares issuable on conversion of each share of Series C Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.50 or (ii) 80% of the closing bid price of the Common Stock on the five trading days before conversion. A holder of Series C Conversion Shares may not sell more than 33% of such shares between 90 and 120 days of his purchase of Series C Preferred Stock converted into such shares and 67% of such shares between 121 and 150 days of his purchase; a holder may generally sell all of his Series C Conversion Shares 151 days after his purchase. All shares of Series C Preferred Stock have been sold in offshore transactions exempt from registration pursuant to Regulation S promulgated under the Securities Act. The Series C Conversion Shares must be resold in transactions exempt under Regulation S or another applicable exemption under the Securities Act, pursuant to the registration of the Series C Conversion Shares by the Company. Upon liquidation, the holders of Series C Preferred Shares shall be entitled to be paid $1,000 per share plus 8% accrued dividends before any distribution to holders of Common Stock. The Company has the right to redeem the shares of Series C Preferred Stock if a holder of such shares exercises the right of conversion at a time when the conversion price is below $5.00. The redemption price to be paid by the Company is 125% of the Stated Value of such shares together with all accrued and unpaid dividends thereon. During 1996, the Company issued 5,050 Series C shares at $1,000 per share. In 1997, 400 Series C shares were converted to 144,518 shares of common stock. During 1998, 50 Series C shares were redeemed by the Company. On May 18, 1999 the remaining 100 shares were converted to 179,445 shares of common stock.

CLASS E PREFERRED STOCK
The Company is authorized to issue 2,000 shares of Series E 8% cumulative convertible preferred stock, $.10 par value (the "Series E Preferred Stock"), which provides annual dividends at the rate of 8% of the share's stated value, payable upon conversion of the Series E preferred stock into common stock. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or splits). Holders of Series E Preferred Stock may convert all or any such shares to the Company's common stock (the "Series E Conversion Shares") beginning 120 days after the issuance of the Series E Preferred Stock. If not converted earlier by the holder, the Series E Preferred Stock shall be converted automatically two years from the date of issuance. In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.50 and (ii) 80% of the average of the closing bid price of the common stock on the five trading days before conversion. A holder of Series E Conversion Shares may not sell more than 25% of such shares between 120 and 150 days of his purchase of Series E Preferred Stock converted into each share, 50% of such shares between 151 and 180 days of his purchase of Series E Preferred Stock converted into such shares and 75% of such shares between 181 and 210 of his purchase of Series E Preferred Stock converted into each share; a holder may generally sell all of his Series E Conversion Shares 211 days after his purchase. Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock. During 1997, the Company issued 2,000 Series E shares at $1,000 per share. During 1998, 50 Series E shares were converted to 25,176 shares of common stock. No shares have been converted in the first six months of 1999.

CLASS F PREFERRED STOCK
The Company is also authorized to issue up to 2,500 shares of Series F 8% Cumulative Convertible Preferred Stock (the "Series F Preferred Stock"), which provides annual dividends at the rate of 8% of the shares' stated value. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company's Board of Directors, such dividends may be paid in shares of the Series F Preferred Stock. Holders of Series F Preferred Stock may convert all or any of such shares to the Company's common stock at any time. Each share of Series F Preferred Stock shall be converted into 296.6689 shares of common stock (the "Conversion Stock"). The number of shares of Conversion Stock into which each share of Series F Preferred Stock shall be converted shall be proportionately adjusted for any increase or decrease in the number of shares of common stock or Series F Preferred Stock. Upon liquidation, the holders of Series F Preferred Shares shall be entitled to be paid $1,000 per share plus accrued dividends before any distribution to holders of common stock. During 1997, the Company issued 2,084 Series F shares at $1,000 per share. On June 22, 1998 the Company repurchased 84 shares from Freedom Financial Corporation as part of the cancellation of a receivable.

CLASS G PREFERRED STOCK
During 1997, the Company issued 3,000 Series G shares at $1000 per share or $3,000,000 face amount. During the period from August 25, 1998 to November 4, 1998, the Company repurchased all $3,000,000 face amount of the Series G shares in exchange for approximately $1,560,000 in cash and a two-year unsecured promissory note for $2,000,000 bearing interest at twenty percent (20%) per annum. There are no principal payments due on the note for twenty-four (24) months unless certain properties are sold or re-financed by the Company. Interest on the note is payable monthly Pursuant to the terms of the repurchase agreements, the Company is no longer required to file a Registration Statement for the Series G Preferred Stock.

The Class A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock, the Series E Preferred Stock, and the Series F Preferred Stock are all equal in rank with respect to the payment of dividends and with respect to the distribution of assets upon liquidation of the Company.

(6)      COMMITMENTS AND CONTINGENCIES

ISLE OF CAPRI CASINOS, INC.: On September 25, 1998, Casino America, Inc. changed its name to "Isle of Capri Casinos, Inc." On October 4, 1994, the Company entered into a letter of intent (the "Letter of Intent") with Isle of Capri Casinos, Inc. ("Isle of Capri") to form a joint venture (the "Joint Venture") to build and operate a casino at its Ft. Pierce Fronton ("the Fronton"). Isle of Capri owns and operates riverboat and dockside casinos located in Mississippi and Louisiana and a land based Casino in Colorado. If the Joint Venture to build a flea market at the Fort Pierce facility is formed before passage of an amendment to the Florida Constitution to permit casino gaming at the Fronton, the Company will contribute its interest in the Fronton to the Joint Venture with a credit to its joint venture capital account of $5,000,000. Isle of Capri will contribute up to $2,500,000, as needed, to construct a 100,000 square foot indoor facility suitable for a casino or flea market. The Company contends that Isle of Capri is in default of the Letter of Intent since Isle of Capri failed to contribute the $2,500,000 as needed, to construct a flea market facility. If casino gaming is not permitted in Florida by 2000, Isle of Capri has a continuing option to convert the money contributed to the Joint Venture to a promissory note from the Joint Venture payable in equal annual payments over a ten year period with interest at 8% per annum. If casino gaming is permitted at the Fronton by 2000, the value of the assets contributed by the Company to the Joint Venture will be adjusted to increase the Company's capital account up to $22,500,000. Isle of Capri agreed to fund its capital account on an as needed basis up to $22,500,000. All profits and losses of either Joint
Venture will be allocated between the partners based upon capital accounts.
The Letter of Intent provides that Isle of Capri will be the manager of the casino and all casino-related improvements. The Company will manage the operation of the jai-alai fronton, inter track wagering and all other non-casino related activities. Each corporation will receive a management fee based on costs. The Letter of Intent provides that Isle of Capri has the exclusive right to enter into a Joint Venture with the Company for six years and Isle of Capri has a right of first refusal to enter into other potential gaming opportunities in Florida with the Company for such period and during the term of the Joint Venture. The formation of the Joint Venture is subject to certain conditions, including the satisfactory completion of due diligence by Isle of Capri, the receipt of all required regulatory approvals, the approval of each partner's board of directors, the execution of a definitive joint venture agreement, and the approval of the Company's stockholders, if required by law. Either party may terminate discussions in connection with the Joint Venture and neither party shall have any liability to the other, except as otherwise specified in the Letter of Intent. The Company has taken the position that Isle of Capri is in default on a continuing basis of the Letter of Intent since Isle of Capri failed, when requested by the Company, to contribute its share of capital ($2,500,000) to build a flea market at Fort Pierce.

Freedom Financial Corporation has informed the Company that Isle of Capri has purchased 22,500 shares of Freedom's 7% Series AA Mandatory Redeemable Preferred Stock (the "Series AA Stock"). The Series AA Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and possible passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Series AA Stock is convertible into a minimum of 150,000 shares and a maximum of 300,000 shares of the Common Stock. Isle of Capri is the sole holder of Series AA Stock. On October 12, 1994, Freedom purchased 300,000 shares of Common Stock from the Company by partial exercise of its option to purchase up to 1,630,000 shares (at that date) of the Company's Common Stock at an exercise price of $1.25 per share. In 1997, Freedom purchased an additional 425,000 shares of common stock pursuant to the same option. Freedom's remaining option to purchase 905,000 shares of the Company's Common Stock expired on March 31, 1998. Freedom now owns directly 1,774,480 shares of the Company's 5,961,695 shares of issued and outstanding Common Stock as of June 30, 1999.

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

                                                      Minimum
                Year                               Annual Rental
                ----                               -------------
                1999                                   635,000
                2000                                   410,000
                2001                                   410,000
                                                    ----------
                                                    $1,455,000
                                                    ----------

LITIGATION COSTS: In addition to legal fees incurred in the normal course of the Company's business activities, during 1998 and 1997 the Company paid approximately $250,000 and $83,000, respectively for settlement costs and legal fees associated with various lawsuits. Such costs are included in Professional Fees in the accompanying Statements of Operations.

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

CONCENTRATION OF DEPOSITS: The Company maintains significant cash balances with financial institutions in excess of the insurance provided by the Federal Deposit Insurance Corporation (FDIC).

SUMMER JAI ALAI: The Company is a partner in "The Summer Jai Alai Partnership" or "SJA" and operates live Jai Alai dates annually on behalf of the partnership. The partnership was formed in 1980 and SJA simultaneously became a party to an Operator's Agreement and Fronton Lease along with the Company. The 1996 summer season resulted in an operating loss and the Company made demand upon its partners for their respective shares of the losses and to fund a "money bank " and "operations bank" for SJA's 1997 summer season. Neither request was honored by the other partners, and as a result, the Company filed suit against the partnership in July 1997 to collect on the 1996 losses. This lawsuit was amended on February 20, 1998 seeking damages from the partners for breaching the Summer Jai-Alai Operating Agreement and Fronton Lease. At December 31, 1997, the Company was carrying a balance due from its SJA partners of $468,372.

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

As a result of the December, 1998 meeting, the parties negotiated a new agreement which continued the June 11, 1998 agreement with the following modifications:

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

On November 25, 1996, the Company entered into an agreement with WJA and Florida Gaming Centers, Inc.("Centers") a wholly-owned subsidiary of the Company, pursuant to which the Centers agreed to acquire the WJA Frontons for the cancellation of the notes with balances aggregating about $20,000,000 and the assumption of certain liabilities. (See details below) The acquisition was consummated as of December 31, 1996 for accounting purposes. The WJA Frontons acquired were combined with the Fort Pierce Fronton into a new subsidiary, Centers.

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

(11)     REAL ESTATE DEVELOPMENT

On November 26, 1997, Florida Gaming Corporation (the "Company") acquired substantially all of the assets of Interstate Capital Corporation (ICC), a wholly-owned subsidiary of Freedom Financial Corporation (Freedom). These assets consisted of 23 acres of partially-improved commercial properties and a residential real estate development containing about 250 single-family residential lots, called Tara Club Estates (collectively, "Tara" or the "Properties"), all of which are situated in Loganville, Walton County, Georgia.

As consideration for the purchase, the Company paid ICC $6,473,265 as follows:
(i) the Company issued to ICC 2,084 shares of Series F 8% Convertible Preferred Stock (the "Series F Preferred Stock") at a stated value of $1,000 per share (convertible into the Company's common stock ("Common Stock") on the basis of 296.6689 shares of the Company's Common Stock for each $1,000 of stated value of the Series F Preferred Stock), (ii) the Company assumed $1,181,102 of first mortgage promissory notes to two commercial banks secured by the properties purchased, and (iii) the Company canceled $3,208,163, consisting of $2,107,076 in principal balances and $1,101,087 of accrued interest owed by Freedom to the Company.

The Company accounted for the acquisition of ICC's assets using the purchase method of accounting. The total purchase price was $6,473,265 comprising of the above described indebtedness cancellation, debt assumption, and the Series F Preferred Stock. In accordance with generally accepted accounting principles, the purchase price was allocated to the assets acquired based on their fair market value at the date of acquisition. Management estimated fair market value using independent appraisals or other cost information with respect to the individual assets.

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

(13)     RELATED PARTY TRANSACTIONS

In addition to loans made to Freedom under the credit facility referred to in
Note 11 above, the Company provided working capital advances to Freedom and made payments to third parties on Freedom's behalf throughout 1997. These third party payments comprised transfers totaling approximately $582,000 to a joint brokerage margin account of Freedom and the Company, which funds were used by Freedom to cover "margin calls" made by the brokerage firm as the value of Freedom's collateral in the margin account decreased in value. The collateral consisted of Florida Gaming common stock of the Company acquired by Freedom during 1997 pursuant to Freedom's exercise of options. The Company also advanced approximately $118,000 directly to Freedom through this open account during the year. Freedom made payments to the Company during 1997 totaling $259,500 as a reimbursement of these advances and Freedom was given credit for expenses incurred on behalf of the Company totaling approximately $207,500 which were credited to Freedom's open account. Freedom Financial paid off the inter-company account in full plus interest at 2% above prime on June 22, 1998.

On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation ("Freedom"), an affiliate, with the loan to be represented by a promissory note (the "Company Note") bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company's wholly-owned subsidiaries, Florida Gaming Centers, Inc. ("Centers") and Tara Club Estates, Inc. ("Tara") and by a second lien on substantially all of the Company's other assets. The Note will be guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets. Freedom may partially fund the Company Note out of the proceeds of a loan from a commercial bank (the "Freedom Note"). The Freedom Note to the Commercial Bank will bear interest at 13% per annum and must be personally guaranteed by W. Bennett Collett, the Company's Chairman and Chief Executive Officer. The Freedom Note will be secured by an assignment of the Company Note and the collateral securing the Company Note. The Company Note and the Freedom Note will be due on demand or one (1) year from date if no demand is made. Five points must be paid at the closing of the Freedom Note and a like amount will be paid at the closing of the Company Note to Freedom.

During 1996, the Board of Directors established the Chairman's annual salary at $360,000, payable monthly. The Chairman had previously received no salary for a period of three (3) years. During 1997, the Chairman received 8 monthly payments of $30,000 consistent with the Board's directive. In September, 1997, the Company discontinued the salary payments to the Chairman and began paying $30,000 per month to Freedom as a management fee in lieu of salary. No written employment or consulting agreement exists between the Company and Freedom. Beginning November 1, 1997, the Company also discontinued salary payments of $9,000 per month to the President and began paying $8,000 per month to Freedom as a management fee in lieu of salary.

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

CARD ROOM DEVELOPMENT
Effective June 1, 1996, a new Florida pari-mutuel statute authorized card rooms at licensed pari-mutuel facilities beginning in January, 1997. The card rooms are administered and regulated by the Florida Department of Pari-Mutuel Wagering ("DPMW"). Games are limited to non-banked poker games and dominoes. Card room authorization is also subject to approval by the county commission in which the pari-mutuel facility is located. This same bill also authorized full-card simulcasting of races from out of state tracks such as Belmont, Meadowlands, Philadelphia Park, and Santa Anita. The Frontons in Fort Pierce and Ocala are currently carrying several of these signals. This legislation also reduced the pari-mutuel tax on handle from 5% to 4.25% at the Fort Pierce and Ocala frontons. The pari-mutuel tax at Miami was reduced from 5% to 3.85%.

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

The jai-alai industry generally has declined in the last several years due to increased gaming competition such as Indian Gaming, gambling cruise ships, commercial bingo operations and the state-wide lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in jai-alai's home markets. Average state-wide on-track handle per performance for the state of Florida fiscal years ended June 30, 1998, and 1997 was approximately $59,469 and $67,922, respectively. Aggregate handle for the State of Florida's fiscal year ended June 30, 1998 decreased approximately $15 million or 12%.

Inter-track wagering ("ITW") has grown significantly since its initiation in the State of Florida in August, 1990. The State-wide ITW handle for all pari-mutuels in the State of Florida's fiscal year ended June 30, 1991 was approximately $109 million. The state-wide ITW handle for the State of Florida's fiscal years ended June 30, 1998 increased to approximately $675 million. ITW handle at the Company's Frontons has also demonstrated strong growth in recent years, increasing from $55.6 million in the year ended December 31, 1997, to approximately $58.5 million for the year ended December 31, 1998, an increase of $2.9 million or 5.2%.

REAL ESTATE  DEVELOPMENT
In late 1997, the Company entered into a new line of business -- residential real estate development. The following paragraphs outline the background and the Company's approach going forward plans as to management and use of the real estate assets acquired. On November 26, 1997, the Company acquired substantially all of the assets of Interstate Capital Corporation ("Interstate"), a wholly-owned subsidiary of Freedom Financial Corporation ("Freedom"). See Note 11 to the accompanying financial statements. The assets consisted of 23 acres of partially improved commercial property and a residential real estate development containing about 250 single-family residential lots, known as Tara Club Estates (collectively, the "Properties"), all of which are situated in Loganville, Walton County (near Atlanta), Georgia. As consideration for the purchase, the Company paid Interstate $6,373,265 as follows: (i) the Company issued to Interstate 2,084 shares of Series F 8% Convertible Preferred Stock (the "Series F Preferred Stock") at a stated value of $1,000 per share (convertible into the Company's common stock ("Common Stock") on the basis of 296.6689 shares of the Company's Common Stock for each $1,000 of stated value of the Series F Preferred Stock), (ii) the Company assumed $1,081,102 of first mortgage promissory notes to two lenders secured by the properties purchased, and
(iii) the Company canceled a line of credit having a principal balance of $2,107,076 plus accrued interest of $1,101,087 for a total of $3,208,163 owed by Freedom to the Company.

The Company's real estate development activities will comprise a separate segment of its operations. Because the development was acquired in late 1997, the Company had virtually no income or expenses attributable to this segment of its business during 1997. The Company engaged the services of a professional real estate management and marketing company in 1998 to assist with an advertising and marketing program for the sale of the developed residential and commercial lots.

These Properties consist of over 100 fully-developed, and 150 partially-developed, single-family residential home sites, a swim and tennis club facility, and 23 acres of partially-developed commercial property. As of June 30, 1999, over seventy (70) home sites had been sold to builders. The residential sites are presently selling at an average in excess of $48,000 per site. Before the acquisition of the Properties by the Company, thirty-nine homes, having a market value of approximately $10,000,000 had been constructed and sold at an average price of $250,000 each. The Properties are located on Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits. Located in western Walton County, Georgia, the Properties are approximately 2.5 miles east of the Gwinnett County/Walton line. Gwinnett County is inside the fifteen-county region which makes up Metropolitan Atlanta. The population of the Atlanta area is now over four million residents. Gwinnett County is located in the Northeast section of Metropolitan Atlanta, and is one of the fastest growing counties in the United States. The population of Gwinnett County has doubled in the last ten years.

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

Effective July 1, 1998, tax relief legislation was enacted by the State of Florida stipulating that jai alai permit holders incurring state taxes on handle and admissions in an amount exceeding its operating earnings for the prior year are entitled to credit such excess against pari-mutuel taxes due and payable. In 1997, Miami Jai Alai and Tampa Jai Alai incurred and had available 1998 pari-mutuel tax credits of $1,606,051 and $935,521, respectively. During 1998, Miami utilized credits of $521,762 over two eligible months of operations. Tampa Jai Alai, which discontinued live operations following its July 4th performances, utilized pari-mutuel tax credits of $13,940. Miami will be entitled to carry over the unused 1998 credits to 1999 and will have an additional credit of $1,342,912 available for recovery, representing the full amount of taxes incurred in 1998. Tax credits used to satisfy the Company's obligation to pay taxes incurred on handle and admission are reported as a reduction of their taxes in the accompanying Statements of Income. Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of future tax credits.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS 1999 COMPARED WITH THREE AND SIX MONTHS 1998

THE FOLLOWING ANALYSIS OF HANDLE, REVENUES, AND OPERATING EXPENSES IN THIS PART OF THE REPORT COMPARES FIGURES FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND
JUNE 30, 1998 FOR THE THREE PARI-MUTUEL FACILITIES PRESENTLY OPERATING---
MIAMI, FT. PIERCE, AND OCALA. THE TAMPA FACILITY WAS SOLD IN NOVEMBER, 1998, AND ALL OPERATIONS CEASED AT THAT TIME. THE HANDLE AND REVENUE INCLUDES SUMMER JAI-ALAI ("SJA"), SINCE THE COMPANY OPERATES THE SJA PERMIT FOR ITS OWN ACCOUNT.

During the quarter and six months ended June 30, 1999, the Company's operations reflects six months' operation of live Jai-Alai performances at the Miami facility. The Ft. Pierce Fronton conducted live jai-alai performances January through April. A full schedule of inter-track wagering was also conducted at all facilities with the exception of Miami, which offers limited ITW product due to blackouts imposed as a result of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, and Mexico. The Ocala Fronton only operated inter-track wagering during the first quarter and began its live season June 4, 1999.

HANDLE ANALYSIS
Total Handle (amount of money wagered) for the quarter ended June 30, 1999 was $31,299,332 of which $18,417,342 was from live and host jai-alai wagering and $12,881,990 was from inter-track guest wagering. Total handle for the six months ended June 30, 1999 was $64,588,506 of which $37,546,851 was from live and host jai-alai wagering and $27,041,655 was from guest inter-track wagering.

Total handle for the quarter ended June 30, 1998 was $29,663,975 of which $17,997,592 was from live jai-lai wagering and $11,666,383 was from inter-track wagering. Total handle for the six months ended June 30, 1998 was $62,258,331, of which, $37,693,601 was from live jai-alai wagering and $24,564,730 was from inter-track wagering.

HANDLE INCREASE
Total handle for the quarter ended June 30, 1999 was $31,299,332, an increase of $1,635,357 or 5% over the same period in 1998. The increase consists of an increase in ITW handle of $1,215,607 and an increase of $419,750 in live and host jai-alai handle.

Total handle for the six months ended June 30, 1999 was $64,588,506, an increase over the same period in 1998 of $2,330,175 or 3%. This increase consists of a decrease in live and host jai-alai wagering handle of $146,750 and an increase in inter-track wagering handle of $2,476,925.

REVENUES
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended June 30, 1999 were $2,792,834 compared to pari-mutuel revenues of $2,196,072, for the same period in 1998, an increase of $596,762 or 27%. Pari-mutuel revenues for the six months ended June 30, 1999 were $7,688,296 compared to pari-mutuel revenues of $6,515,865, an increase of $1,172,431 or 18% for the same period in 1998. Revenues for the quarter ended June 30, 1999 ($2,792,834) consisted of $1,171,836 from jai-alai wagering, $1,225,883 from inter-track wagering, and net revenue of $395,115 from the operation of Summer Jai-Alai. Operating Revenues for the quarter ended June 30, 1998 ($2,196,072) consisted of $1,171,323 from live jai-alai wagering, $1,060,927 from inter-track wagering, and a net loss of $36,178 from Summer Jai-Alai. Revenues for the six months ended June 30, 1999 ($7,688,296) consisted of $4,704,608 from live jai-alai,

$2,588,573 from inter-track wagering and net revenue of $395,115 from Summer Jai-alai. Revenues for the six months ended June 30, 1998 ($6,515,865) consisted of $4,260,252 from live jai-alai, $2,291,791 from inter-track wagering, and a net loss of $36,178 from Summer Jai-Alai.

Card room Revenue for the six months ended June 30, 1999 was $159,964 compared to $158,559 for the six months ended June 30, 1998.

Admissions income, net of state taxes, for the three and six months periods ended June 30, 1999 were $53,800 and $148,881 respectively. This compares to $55,286 and $146,954 for the three and six month period ended June 30, 1998. Food, beverage and other income for the quarter and six months ended June 30, 199 were $541,799 and $1,236,258, respectively. This compares to the three and six month period ended June 30, 1998 of $558,503 and $1,301,173, respectively. These increases were primarily the result of an increases in attendance for live jai-alai performances and ITW performances. Attendance for live jai-alai performances and ITW performances were approximately 128,499 and 371,286 for the quarter and six months ended June 30, 1999 compared to 125,885 and 360,918 for the same period in 1998. Summer Jai-Alai attendance was 67,749 for 1999.

For the six months ending June 30, 1999, the Company had $814,500 in revenues from lot sales from the Tara Club Estates residential development. Lot costs attributable to this revenue totaled $396,764.

GENERAL AND ADMINISTRATIVE EXPENSES

THE FOLLOWING ANALYSIS OF GENERAL AND ADMINISTRATIVE EXPENSES IN THIS PART OF THE REPORT COMPARES FIGURES FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998 FOR THE THREE PARI-MUTUEL FACILITIES PRESENTLY OPERATING--- MIAMI, FT. PIERCE, AND OCALA. THE TAMPA FACILITY WAS SOLD IN NOVEMBER, 1998, AND ALL OPERATIONS CEASED AT THAT TIME.

The Company's general and administrative expenses were $1,460,907 and $3,606,242 for the three months and six months ended June 30, 1999, respectively. This compares to $1,846,501 and $3,999,826 for the three months and six months ended June 30, 1998, respectively. The decrease of $385,593 for the quarter ended June 30, 1999 is largely attributable to managements ongoing efforts to cut expenses wherever possible.

GENERAL AND ADMINISTRATIVE FOR QUARTER ENDED JUNE 30, 1999 The Company's general and administrative expenses and their comparison to the second quarter last year are as follows. Executive salaries were $115,750 for the second quarter of 1998 compared to $147,748 for the quarter ended June 30, 1998. Advertising decreased $48,252 to $144,155. Professional fees were $164,188 compared to $168,505 for the same three month period in 1998. Consulting fees decreased from $211,950 to $180,374. Consulting fees consist of the slaries of the Chairman/CEO and the President of Florida Gaming being replaced by management fees paid to Freedom Financial Corporation for their services. Travel and entertainment expense totaled $78,148 for the second quarter of 1999, compared to $69,794 for the second quarter of 1998. Another significant cost included is approximately $171,913 in payroll taxes. Employee benefits decreased to $155,638 from $217,246 for the same period in 1998. Property, licenses and other taxes decreased from $148,027 in 1998 to $23,028 in 1999. The 84% decrease in property taxes is mainly due to the sale of Tampa and the excess property in Miami. Insurance decreased slightly from $128,400 in 1998 to $124,234 for the second quarter of 1999. Public company costs including shareholder relations/information and filing fees decreased to $12,075 from $33,735. Interest expense totaled $218,016 and $228,397 for the three month period ended June 30, 1999 and June 30, 1998, respectively.

GENERAL AND ADMINISTRATIVE FOR SIX MONTHS ENDING JUNE 30, 1999 Significant categories of general and administrative expenses and their comparison on a six month period in 1999 versus 1998 are as follows. Executive salaries were $263,750 for the six months ended June 30, 1999, compared to $308,679 for 1998. Advertising increased from $342,522 to $366,450. The increase of $48,252 is largely attributable to the first quarter increased advertising related to Jai-Alai tournaments in Miami. Professional fees were $277,311 compared to $305,104 for the same period in 1998. This decrease is primarily the result of a settlement of Summer Jai Alai litigation. Consulting fees decreased from $426,708 to $382,341. Travel and entertainment expense totaled $151,970 compared to $137,030 for the first six months of 1998. Travel expenses in 1999 were higher due to the travel associated with potential acquisitions. Another significant cost included is approximately $410,905 in payroll taxes for the six months ended June 30, 1999, compared to $500,405 for 1998. Employee benefits decreased from $433,457 in 1998 to $322,681. Payroll taxes and Employee benefits had a significant decrease due to the sale of the Tampa Jai-Alai. Public relations expense increased from $84,474 for six months ended June 30, 1998 to $103,265 for 1999. Property, Licenses and other taxes decreased $124,998 from $321,397 in 1998 to $261,211 in 1999.
The decrease in property taxes is related to the sale of Tampa and the excess property in Miami. Insurance expense has decreased to $242,300 for the six months ended June 30, 1999 compared to $248,171 for 1998. Public company costs including shareholder relations/information and filing fees decreased to $27,308 from $101,524. In 1998, the expenses were considerably larger due to costs related to the Preferred Stock issues. Interest expense totaled $453,572 and $442,994 for the six month period ended June 30, 1999 and June 30, 1998, respectively.

0PERATING EXPENSES

THE FOLLOWING ANALYSIS OF OPERATING EXPENSES IN THIS PART OF THE REPORT COMPARES FIGURES FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998 FOR THE THREE PARI-MUTUEL FACILITIES PRESENTLY OPERATING--- MIAMI, FT. PIERCE, AND OCALA. THE TAMPA FACILITY WAS SOLD IN NOVEMBER, 1998, AND ALL OPERATIONS CEASED AT THAT TIME.

The Company's operating expenses were $1,895,883 and $5,354,256 for the three months and six months ended June 1999, respectively. This compares to $1,699,964 and $5,101,340 for the three months and six months ended June 30, 1998, respectively.

OPERATING EXPENSES FOR QUARTER ENDED JUNE 30, 1999
The Company's operating expenses and their comparison to the second quarter last year are as follows. Depreciation and amortization expense for the three months ended June 30, 1999 and June 30, 1998, was $178,099 and $185,008 respectively. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending June 30, 1999 and June 30, 1998, were $1,033,891 and $817,638 respectively.
Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $196,768 for the three months ended June 30, 1999, compared to $239,768 for three months ended June 30, 1998. The components of the 1999 total ($196,768) were $54,814 in ITW tote, interface, and telephone charges; $71,652 in totalizator equipment rental; $15,170 in satellite charges and $55,132 in camera/television rental. Utilities expense totaled $145,753 and $182,680 respectively, for the three months periods ended June 30, 1999 and June 30, 1998. Program costs totaling $76,816 and $103,745, respectively, are also included in the total operating expenses for the three month periods ended June 30, 1999 and 1998. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $536,975 and $514,396 for the three months periods which ended June 30, 1999 and June 30, 1998, respectively. Operating payrolls and contract costs totaled $662,330 and $710,751 for the three month periods ended June 30, 1999 and June 30, 1998, respectively. Operating payroll costs ($662,330) primarily consisted of $205,998 in mutuels payroll, $210,623 in maintenance payroll and $183,868 in security payroll. Maintenance expense for the three months ended June 30, 1999, totaled $89,075.

OPERATING EXPENSES FOR SIX MONTHS ENDING JUNE 30, 1999
The Company's operating expenses for the six months ended June 30, 1999 and June 30, 1998 were $5,354,256 and $5,101,340 respectively. Depreciation and amortization expense for the six month period ended June 30, 1999 and June 30, 1998, was $361,124 and $373,875, respectively. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the six months ended June 30, 1999 and June 30, 1998, were $2,142,469 and $1,759,695, respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $541,229, for the six months ended June 30, 1999, compared to $689,881 for six months ended June 30, 1998. The components of the rental and service costs in 1999 ($541,229) total were $110,643 in ITW tote, interface, and telephone charges; $192,915 in totalizator equipment rental; $67,838 in satellite charges and $169,832 in camera/television rental. Utilities expense totaled $319,150 and $351,471 respectively, for the six months periods ended June 30, 1999 and June 30, 1998. Program costs were $165,247 and $212,173 respectively for the six month periods ended June 30, 1999 and 1998. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $300,835 and $342,047 for the six month periods which ended June 30, 1999 and June 30, 1998, respectively. Operating payrolls and contract costs totaled $1,465,696 and $1,612,492 for the six month periods ended June 30, 1999 and June 30, 1998, respectively. Operating payrolls and contract costs totaling $1,465,696 primarily consisted of $508,395 in mutuels payroll, $418,266 in maintenance payroll, and $371,228 in security payroll. Maintenance expense for the six months ended June 30, 1999, totaled $216,409, compared to $225,467 for the six months ended June 30, 1998. A significant portion of the decrease in operating expenses can be attributed to the closing of the Miami Restaurant and the consolidation of concessions stands.

OTHER INCOME
The Company had net interest and other income of $67,173 and $1,280,331 for the three and six month period ended June 30, 1999, respectively, as compared to other expense of $238,770 and other income of $138,489 for the three and six month periods ended June 30, 1998. The bulk of this income for 1999 was generated from the sale of the excess property in Miami.

OTHER INFORMATION
In August, 1998 the Nasdaq Stock Market, Inc. informed the Company that Florida Gaming Corporation common stock no longer qualified for inclusion in the Nasdaq Stock Market, and the common stock of the Company was delisted at the close of business on August 21, 1998. The staff stated that its conclusion was based on the review of the Company's public filings and the Company's responses to staff comment letters. The Nasdaq staff was critical of transactions between FGC and its affiliates. On July 29, 1999 Florida Gaming Corporation was informed that the Company started trading on the Nasdaq OTC Bulletin Board under the symbol "BETS".

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

SUMMARY OF OPERATIONS
The Company had net income of $314,497 or .05 per common share, for the three months ended June 30, 1999, compared to a net loss of $985,605 or $0.19 per common share for the three month period ended June 30, 1998. The Company had net income of $2,006,609 or .34 per common share, for the six months ended June 30, 1999, compared to a net loss of $898,502 or $0.18 per common share for the six month period ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The balance of the Company's cash and cash equivalents at June 30, 1999 was $2,704,945. At June 30, 1999, the Company had an increase in working capital of approximately $2,425,513 from December 31, 1998. The increase was primarily the result of the sale of excess property in Miami.

During the six months ended June 30, 1999, net cash used in the Company's operating activities was $523,723. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations. Principal revenues were from net pari-mutuel wagering commissions on live jai-alai and ITW events.

During the six months ended June 30, 1999, cash flow provided from investing activities was $3,976,756.

During the six months ended June 30, 1999, cash flow used in financing activities was $1,834,373.

As of March 31, 1998, the related-party receivable from Freedom Financial Corporation had been reduced to $180,000 from $233,000 at year- end 1997. In late April of 1998, this balance increased to approximately $400,000. On June 22, 1998, Freedom Financial paid off the account in full plus interest at 2% over prime. Freedom paid $357,122.56 in cash and contributed back to the Company $84,000 in face amount of the Series F Preferred Stock.

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

The proceeds of the Tampa sale were used as follows:

         (a)      Payment to Bank of Oklahoma .................   $3,084,466
         (b)      Brokerage Commissions .......................      300,000
         (c)      Real Estate Taxes ...........................    1,037,529
         (d)      Other Sale-Related Costs ....................       55,883
         (e)      Repurchase of Series "G" Convertible
                  Preferred Stock .............................    1,560,000
         (f)      Payment of Taxes ............................      300,000

         (g)      Repurchase of Series "B" Convertible
                  Preferred Stock .............................      128,000
         (h)      Payoff of Unsecured Notes ...................      160,000
         (i)      Pay-Off Mortgage on Ft. Pierce Property .....      280,000
         (j)      Paid on various trade accounts payable ......    1,394,122
                                                                  ----------
                                               Total ..........   $8,300,000
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

On February 18, 1999, the Company sold excess real estate located near the Miami Jai-Alai facility in Miami, FL for $3,668,000. The property consisted of 12.99 acres.
The proceeds of the Excess Real Estate Sale were used as follows:

         (a)      Payment to Bank of Oklahoma. ..................  1,500,000
         (b)      Brokerage Commissions .........................     91,700
         (c)      Real Estate Taxes .............................     88,737
         (d)      Title Charges .................................     23,042
         (e)      Recording and Transfer Fees ...................     38,551
         (f)      Misc. settlement charges ......................      7,961
         (g)      Deposit-paid on various trade accounts payable.    200,000
                                                                  ----------
                                               Total              $1,949,991
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

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the forward-looking statements are based upon reasonable assumptions, there can be no assurance that the forward-looking statements will prove to be accurate. Factors that could cause actual results to differ from the results anticipated in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company operates); competition for the company's customers from other providers of entertainment and gaming opportunities; government legislation and regulation (which changes from time to time and over which the Company has no control); material unforeseen complications related to addressing the Year 2000 Problem experienced by the Company or its service provider, Autotote, Inc. its suppliers, and governmental agencies; and other risks detailed in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. The Company undertakes no obligation to republish forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events .

                          PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

         The Company is the plaintiff in a suit against Ocala Breeder Sales, Inc. (See Note 10)

         Orez, Ltd. has named the Company as a defendant in a suit challenging the number of common stock shares issued in the Preferred Stock Series C conversion (See Note 5). The Company has answered the suit and Management is of the opinion that the outcome will not have a material adverse impact on the Company's financial position or its results of operations.

         The Company is a defendant in several suits which are deemed to be routine litigation (mostly slip-and-fall suits) in the ordinary course of business. The Company believes that the ultimate resolution of the suits will not have a material adverse impact on the Company's financial position or its results of operations. The Company is not a party to any other litigation at this time.

Item 2.  CHANGES IN SECURITIES.

         a)    Not applicable.

         b)    Not applicable.

         c) On May 18, 1999, the Company issued an additional 179,445 shares of Common Stock upon the conversion of 100 shares of Series C Preferred Stock. No underwriters were used in any of these conversions. The shares were issued with Section 3(a)(9) of the Securities Act of 1933.

         d)    Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None at date of filing.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

Item 5.  OTHER INFORMATION.

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)     EXHIBITS

                Exhibit 27 - Financial Data Schedule.

         b)     REPORTS ON FORM 8-K.
                None.

                           FLORIDA GAMING CORPORATION
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FLORIDA GAMING CORPORATION
                                         --------------------------
                                               (Registrant)


Date:  August 16, 1999                   By:  /s/  W. B. Collett
       ---------------                        ------------------
                                              W.B. Collett
                                              Chairman of the Board and Chief
                                              Executive Officer
                                              (Principal Financial Officer)