Form 10QSB
period 1999-09-30
FLORIDA GAMING CORP
filed 1999-11-15
CIK 312065

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 1999

                          Commission file number 0-9099



                           FLORIDA GAMING CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                            59-1670533
                   --------                            ----------
        (State or other Jurisdiction of     (IRS Employer Identification No.)
        Incorporation or Organization)


         3500 NW 37TH AVENUE, MIAMI, FLORIDA            33142-0000
      ----------------------------------------          ----------
      (Address of principal executive offices)          (Zip code)


        Registrant's telephone number, including area code (305) 633-6400
                                                           --------------

Former name, former address and former fiscal year, if changed since last report N/A
---

Indicateby check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES X    NO
                                   ---     ---

6,066,816 shares of the issuer's Common Stock were outstanding as of the latest practicable date, November 15 , 1999 .
                  --------------------

                 Transitional Small Business Disclosure Format:

                               YES     NO X
                                  ---    ---

                                 FLORIDA GAMING
                                   CORPORATION

                              INDEX TO FORM 10-QSB




                                                                                                           PAGE NUMBER
                                                                                                           -----------
PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998....................................  3


Statements of Operations (unaudited) for Three Months and Nine Months ended September 30, 1999 and 1998......  5


Statements of Cash Flows (unaudited) for the Nine Months ended September 30, 1999 and 1998...................   6


Notes to Financial Statements (unaudited)....................................................................   7


Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations..............................................................  17


PART II. OTHER INFORMATION...................................................................................  24


SIGNATURES ..................................................................................................  25

PART I.  FINANCIAL INFORMATION

ITEM 1.



                           FLORIDA GAMING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      SEPTEMBER 30,         DECEMBER 31,
ASSETS                                                                    1999                1998
                                                                      ------------         ------------
CURRENT ASSETS:
     Cash and cash equivalents  (Note 2) .....................        $  2,450,693         $  1,086,285
     Accounts receivable & current portion of notes receivable             (71,482)             446,745
     Inventory (Note 2) ......................................              60,356              105,206
     Prepaid expense and other ...............................             168,526               49,905
                                                                      ------------         ------------
             Total current assets ............................        $  2,608,093         $  1,688,141

PROPERTY AND EQUIPMENT:

      Land ...................................................        $  3,660,567         $  4,183,425
      Buildings and Improvements .............................           8,670,544            8,109,491
      Furniture, fixtures and equipment ......................           1,819,722            1,802,618
                                                                      ------------         ------------
                                                                      $ 14,150,833         $ 14,095,534
       Less accumulated depreciation .........................          (2,158,947)          (1,711,622)
                                                                      ------------         ------------
                                                                      $ 11,991,886         $ 12,383,912

REAL ESTATE  DEVELOPMENT .....................................           4,102,577            4,376,638


COMMERCIAL PROPERTY HELD FOR SALE ............................           3,755,335            6,301,138

 OTHER ASSETS ................................................           1,354,165              883,193
                                                                      ------------         ------------
                                                                      $ 23,812,056         $ 25,633,022
                                                                      ============         ============

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)





                                                                                                SEPTEMBER 30,         DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                                1999                 1998
                                                                                                ------------         ------------
CURRENT LIABILITIES
     Accounts payable and accrued expenses (Note 2) ....................................        $  4,143,211         $  6,056,500
     Short-term borrowing and current portion of long-term debt ........................           1,962,211            1,410,520
                                                                                                ------------         ------------
                       Total current liabilities .......................................        $  6,105,422         $  7,467,020

LONG-TERM LIABILITIES
     Long-term portion notes payable ...................................................           4,217,985            6,703,347

STOCKHOLDERS' EQUITY (See Notes 2,4,5,6, and 7):

      Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 34,435 shares issued and outstanding
       at September 30,1999 and December 31, 1998 ......................................               3,443                3,443

      Class B convertible preferred stock; convertible to common stock, 5,000 shares authorized; 195 shares issued and outstanding at September 30,
       1999 and December 31, 1998 ......................................................                  20                   20

      Class C 8% cumulative convertible preferred stock, convertible to common stock, 5,000 shares authorized; 0 shares issued and outstanding at
       September 30, 1999 and 100 shares issued and outstanding at December 31, 1998 ...                   0                   10

      Class E 8% cumulative convertible preferred stock,  2,000 shares authorized; 1,950
       shares  issued and outstanding at September 30, 1999  and  December 31,  1998 ...                 195                  195

      Class F 8% cumulative convertible preferred stock,  2,500 shares authorized; 2,000
       shares issued and outstanding at  September 30, 1999 and December 31,  1998 .....                 200                  200

      Common stock, $.10 par value, authorized 15,000,000 shares, 5,961,695 issued and outstanding at September 30, 1999, and 5,782,250 issued and
       outstanding at December 31,  1998 ...............................................             596,169              578,225
Capital in excess of par value .........................................................          38,103,395           39,600,988
Accumulated deficit ....................................................................         (25,214,773)         (28,720,426)
                                                                                                ------------         ------------

              Total stockholders' equity ...............................................          13,488,649           11,462,655
                                                                                                ------------         ------------

              Total liabilities and stockholders' equity ...............................        $ 23,812,056         $ 25,633,022
                                                                                                ============         ============


   The accompanying notes are an integral part of these financial statements.

                           FLORIDA GAMING CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       ----------------------------    ---------------------------
                                                                       SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
HANDLE:                                                                   1999**           1998*           1999**         1998*
                                                                       ------------    ------------    ------------   ------------
Jai-Alai                                                               $ 16,949,464    $ 15,431,503    $ 53,556,537   $ 52,403,206
Inter- Track Wagering (ITW)                                              14,060,501      12,684,066      42,052,263     37,969,435
                                                                       ------------    ------------    ------------   ------------
                             Total Pari-Mutuel Handle**                $ 31,009,965    $ 28,115,569    $ 95,608,800   $ 90,372,641
                                                                       ============    ============    ============   ============


REVENUE:
On Site Mutuel Revenue, Net of
        Pari-Mutuel taxes to State of Florida                          $  3,049,001    $    475,428    $  9,644,871   $  4,699,502
Inter-Track Mutuel Commissions                                            1,303,722       1,012,965       4,036,407      3,304,756
                                                                       ------------    ------------    ------------   ------------
                             Net Pari-Mutuel Revenues                     4,352,723       1,488,393      13,681,278      8,004,258

Real Estate Division Income                                                 192,500         110,000       1,007,000        425,500
Cardroom Income                                                             105,073           9,579         340,264        168,138
Admissions Income                                                            87,036          48,482         266,004        195,435
Programs, Food, Beverage and Other                                          712,656         497,740       2,100,575      1,798,913
                                                                       ------------    ------------    ------------   ------------
                             Total Operating Revenues                  $  5,449,988    $  2,154,194    $ 17,395,121   $ 10,592,244
                                                                       ============    ============    ============   ============

COSTS AND EXPENSES:
Operating                                                              $  3,263,134    $  1,136,822    $ 10,035,045   $  6,238,162
General and Administrative                                                1,698,143       1,438,405       5,782,783      5,438,231
Summer Jai-Alai                                                              70,434             -0-         190,434            -0-
Depreciation & Amortization                                                 185,280         185,360         546,405        559,235
                                                                       ------------    ------------    ------------   ------------
                             Total Costs and Expenses                     5,216,991       2,760,587      16,554,667     12,235,628
                                                                       ------------    ------------    ------------   ------------
                             Net Net Income (Loss) from Operations     $    232,997    ($   606,393)   $    840,454   ($ 1,643,384)
                                                                       ============    ============    ============   ============
OTHER INCOME (EXPENSES)

                             Interest and Other Income                      (93,613)        308,411       1,305,539        446,900
                                                                       ------------    ------------    ------------   ------------
                             Net Income (loss)                         $    139,384    ($   297,982)   $  2,145,993   ($ 1,196,484)
                                                                       ============    ============    ============   ============

Basic Earnings (loss) per  Common Share                                $       0.02    $      (0.05)   $       0.36   ($      0.21)
Earnings per  Common Share (fully diluted)                             $       0.02             N/A    $       0.30            N/A
Weighted Avg. Common Shares Outstanding                                   5,961,695       5,782,250       5,916,174      5,743,498


*Adjusted to reflect the discontinued operation of Tampa Jai-Alai
**Includes Summer Jai-Alai

                           FLORIDA GAMING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      FOR THE NINE MONTHS ENDED
                                                                                    ------------------------------
                                                                                     SEPTEMBER 30,     SEPTEMBER 30,
                                                                                        1999              1998
                                                                                     -----------       -----------
Cash flows from operating activities:
Net Income (loss) .............................................................      $ 2,145,993       $(1,196,484)


Adjustments to reconcile net income to net cash provided by (used in) operating activities:
        Depreciation and amortization .........................................          546,405           720,605
        Gain on sale of assets ................................................       (1,024,702)         (993,076)
        Equity in earnings of Summer Jai-Alai .................................       (1,292,517)         (154,864)
        Realized gain on sale of marketable securities ........................              -0-               -0-
        Change in Accounts receivable, net ....................................          518,227           176,750
        Change in Prepaid expenses ............................................          (37,109)         (103,832)
        Change in Other assets ................................................          (62,735)          (26,941)
        Change in Inventories .................................................           44,850            89,705
        Change in Accounts payable and accrued expenses .......................       (1,973,274)       (1,135,852)
                                                                                     -----------       -----------
                 Total adjustments ............................................       (3,280,855)       (1,427,505)
                                                                                     -----------       -----------

            Net cash provided by  (used in) by operating activities ...........      ($1,134,862)      ($2,623,989)

Investing Activities:

        Proceeds from sales of property .......................................        3,514,707         8,377,600
        Capital Expenditures ..................................................          (55,299)           32,474
        Investment in Summer Jai-Alai .........................................          653,783               -0-
        Decrease in capitalized development ...................................          329,859               -0-
                                                                                     -----------       -----------

             Net proceeds provided by investing activities ....................      $ 4,443,050       $ 8,410,074

Financing activities:
            Net proceeds from borrowing (Repayment of Borrowings) (Note 8) ....      ($1,823,780)      ($3,666,011)

            Stockholders Equity:
            Redemption of Preferred and Common Stock ..........................         (120,000)       (1,455,166)
                                                                                     -----------       -----------
               Net cash used in  financing activities .........................      ($1,943,780)      ($5,121,177)

NET INCREASE (DECREASE) IN CASH ...............................................      $ 1,364,408       $   664,908

CASH AND EQUIVALENTS AT BEGINNING OF YEAR .....................................      $ 1,086,285       $   244,963
                                                                                     -----------       -----------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30TH ...................................      $ 2,450,693       $   909,871
                                                                                     ===========       ===========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
      Interest ................................................................      $   604,468       $   596,367


    The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS
FLORIDA GAMING CORPORATION
September 30, 1999
(unaudited)

(1)         BASIS OF PRESENTATION

The financial statements of Florida Gaming Corporation (the "Company") have been prepared without audit for filing with the United States Securities and Exchange Commission (the "Commission"). The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB.

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

Approximately 34% of the Company's common stock is controlled by the Company's Chairman either directly or beneficially through his ownership of Freedom Financial Corporation ("Freedom"), a closely held investment company.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets.

COMMERCIAL PROPERTY HELD FOR SALE: The Company's investment in undeveloped land held for resale includes land owned near its existing Jai- Alai frontons ($1,834,516 at September 30, 1999 and December 30, 1998) and approximately 25 acres of commercial property held for sale adjoining the Tara residential property in the amount of $1,920,819 as of September 30, 1999.

INVENTORY: The Company's inventory, comprising food and beverage products and souvenirs, is stated at the lower of cost or market.

PARI-MUTUEL WAGERING: Revenue is derived from commissions earned under a pari-mutuel wagering system. The Company accepts wagers on both on-site and off site Inter-Track Wagering ("ITW") events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "Host" facility net of the Company's commissions.

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

INCOME OR LOSS PER COMMON SHARE: During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earning Per Share, ("SFAS 128"), which requires the computation and disclosure of basic and diluted income (loss) per common share. Basic income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding. Diluted income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options, assuming proceeds are used to repurchase shares pursuant to the treasury stock method plus the weighted average number of shares that would be issued if holders of the Company's preferred stock converted those shares to common stock using the "if converted" method. Diluted loss per common share is not presented when the resulting calculation is antidilutive relative to basic loss per common share.

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

(3)         INCOME TAXES

At December 31, 1998, the Company had tax net operating loss (NOL) carryforwards of approximately $16,000,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2014. However, $9,000,000 of the Company's NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $95,000 per fiscal year under Section 382 of the IRC because Company stock purchased by Freedom Financial Corporation was considered a "change in ownership" under the "deemed exercise rule" of IRC
Section 382. As a result, only the net operating losses attributable to the period after the "change in ownership" (approximately $7,000,000) are not subject to the Section 382 limitation.

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

Effective July 1, 1998, tax relief legislation was enacted by the State of Florida stipulating that jai alai permit holders incurring state taxes on handle and admissions in an amount exceeding its operating earnings (before deduction of certain expenses such as depreciation and interest) for the prior year are entitled to credit such excess amounts against pari-mutuel taxes due and payable. In 1997 Miami Jai Alai and Tampa Jai Alai incurred and had available 1998 pari-mutuel tax credits of $1,606,051 and $935,521, respectively. During 1998, Miami utilized credits of $521,762 over two eligible months of operations. Tampa Jai Alai, which discontinued live operations following its July 4th performances, utilized pari-mutuel tax credits of $13,940. Miami will be entitled to carry over the unused 1998 credits of $1,084,289 to 1999 and will have an additional credit of $1,342,912 available for recovery, representing the full amount of taxes incurred in 1998. Tax credits used to satisfy the Company's obligation to pay taxes incurred on handle and admission are reported as a reduction of their taxes in the accompanying Statements of Income. Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of future tax credits.

 (4)        INCOME PER COMMON SHARE

The net income per common share was calculated based upon net income attributable to common stock shareholders and the weighted average number of outstanding common shares (5,961,695 and 5,782,250 for the three months ended September 30, 1999, and 1998, respectively). Weighted average outstanding common shares for the nine months ended September 30, 1999, and 1998, were 5,916,174 and 5,743,498.

Weighted average equivalent shares on a fully diluted basis for the three months ended September 30, 1999 were 7,201,695 shares, consisting of 1,090,000 in options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, 150,000 in warrants issued to brokers as fees in preferred stock issuances and the 5,961,695 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

Weighted average equivalent shares on a fully diluted basis for the nine months ended September 30, 1999 were 7,156,174 shares, consisting of 1,090,000 in options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, 150,000 in warrants issued to brokers as fees in preferred stock issuances and the 5,916,174 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

Options and convertible securities were not included in the computations of loss per shares for the three and nine month periods in 1998 because their inclusion would be anti-dilutive.

(5)           PREFERRED STOCK

CLASS A PREFERRED STOCK
The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. Class A preferred stock dividends totaled $30,971 during 1997. These dividends were paid by the issuance of 9,577 common shares and $20 cash in lieu of fractional shares. On September 21, 1998, the Company declared a dividend on shares of the Class A preferred that were issued and outstanding at the close of business on September 21, 1998. The Company intends to pay the dividend which was declared by November 30, 1999. Each share of Class A preferred is convertible into .225 shares of common stock at the holder's option. During the years ended December 31, 1997 and 1996, -0- shares and 300 shares of Class A preferred stock were converted into -0-shares and 67 shares of common stock, respectively. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

CLASS B PREFERRED STOCK
The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration to be received by the Company upon initial issuance of each share of the Series B stock is $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. On December 15, 1995, the Board of Directors reserved 600,000 shares of the Company's common stock for issuance upon conversion of the Series B preferred stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. During the year ended December 31, 1995, 2,400 Series B preferred shares were issued for $2,400,000 to three unrelated parties. During the year ended December 31, 1996, the Company issued 2,300 Series B preferred shares at $925 per share. During 1996, 2,707.5 Series B shares were converted to 473,588 shares of common stock. During 1997, 1547.5 Series B shares were converted to 295,951 shares of common stock. During 1998, 150 Series B shares were converted to 113,466 shares of common stock, and 100 shares were redeemed by the Company. On October 18, 1999, 100 Series B shares were converted to 105,121 shares of common stock.

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

CLASS E PREFERRED STOCK
The Company is authorized to issue 2,000 shares of Series E 8% cumulative convertible preferred stock, $.10 par value (the "Series E Preferred Stock"), which provides annual dividends at the rate of 8% of the share's stated value, payable upon conversion of the Series E preferred stock into common stock. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or splits). Holders of Series E Preferred Stock may convert all or any such shares to the Company's common stock (the "Series E Conversion Shares") beginning 120 days after the issuance of the Series E Preferred Stock. If not converted earlier by the holder, the Series E Preferred Stock shall be converted automatically two years from the date of issuance. In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.50 and (ii) 80% of the average of the closing bid price of the common stock on the five trading days before conversion. A holder of Series E Conversion Shares may not sell more than 25% of such shares between 120 and 150 days of his purchase of Series E Preferred Stock converted into each share, 50% of such shares between 151 and 180 days of his purchase of Series E Preferred Stock converted into such shares and 75% of such shares between 181 and 210 of his purchase of Series E Preferred Stock converted into each share; a holder may generally sell all of his Series E Conversion Shares 211 days after his purchase. Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock. During 1997, the Company issued 2,000 Series E shares at $1,000 per share. During 1998, 50 Series E shares were converted to 25,176 shares of common stock. No shares have been converted in the first nine months of 1999.

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

Freedom Financial Corporation has informed the Company that Isle of Capri has purchased 22,500 shares of Freedom's 7% Series AA Mandatory Redeemable Preferred Stock (the "Series AA Stock"). The Series AA Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and possible passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Series AA Stock is convertible into a minimum of 150,000 shares and a maximum of 300,000 shares of the Common Stock. Isle of Capri is the sole holder of Series AA Stock. On October 12, 1994, Freedom purchased 300,000 shares of Common Stock from the Company by partial exercise of its option to purchase up to 1,630,000 shares (at that date) of the Company's Common Stock at an exercise price of $1.25 per share. In 1997, Freedom purchased an additional 425,000 shares of common stock pursuant to the same option. Freedom's remaining option to purchase 905,000 shares of the Company's Common Stock expired on March 31, 1998. Freedom now owns directly 1,774,480 shares of the Company's 5,961,695 shares of issued and outstanding Common Stock as of September 30, 1999.

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

On June 11, 1998, the Company entered a settlement agreement with the other members of SJA covering operational issues and, among other things,

1.   Continues the existence of the partnership;
2. Stated that the Summer Jai-Alai season (May 1, 1998 to November 28,1998) would be operated by the Company at it's own risk and for its own benefit. Provided, however, that if net profits for the 1998 Summer Season exceeded $250,000, then, in that event, the other members of SJA will be paid a total of $50,000 for the 1998 Summer Season;
3. Stated that the Company would pay one of the SJA partners about $110,000 for monies owed by the Company for ITW payments previously held by the Company as a potential off-set of claims made in the suit;
4. Stated that the Company would have the right, subject to State Approval, to operate the 1999 Summer Season for its own benefit, provided that the tax credits available for the 1998 Summer Season have not been exhausted;
5. The parties agreed to meet on or before December 31, 1998 to determine the operational dates or parameters for the 1999 Summer Season.

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

As a result of the December, 1998 meeting referred to above, the parties negotiated a new agreement which continued the June 11, 1998 agreement with the following modifications:

      1. The Company maintains the right to operate Summer Jai-Alai from May 1, 1999 through November 30, 1999 and

            May and June of 2000 at its own risk and for its own benefit. The Company agreed to hold the other partners in SJA harmless for any and all losses or liabilities that may be incurred;

      2. In exchange for the aforementioned benefits, including the benefits derived from the operation of the 1998 Summer Season, the Company agreed to pay each of the other SJA Partners (Hollywood, Flagler and Biscayne) the sum of $65,000 in three installments of $21,667 each, with the first payment due upon execution of the agreement and the subsequent two payments of $21, 667 each on June 1, 1999 and July 20, 1999.

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

Two principals of WJA, also entered into consulting arrangements with Centers. One principal, Roger M. Wheeler, Jr. ("Wheeler"), entered into a ten-year consulting agreement with Centers, with annual compensation of $100,000 during the first five years of the agreement and annual compensation of $50,000 during the second five years of the agreement. The other principal, Richard P. Donovan ("Donovan"), entered into a five-year consulting agreement with Centers, with annual compensation of $240,000, plus certain benefits. These two individuals were also granted stock options on the Company's stock with a fair value of $150,298. Subsequent to December 31, 1997 a lawsuit was filed against the Company seeking payment of amounts due under these agreements.

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

(11)      REAL ESTATE DEVELOPMENT

On November 26, 1997, Florida Gaming Corporation (the "Company") acquired substantially all of the assets of Interstate Capital Corporation (ICC), a wholly-owned subsidiary of Freedom Financial Corporation (Freedom). These assets consisted of 23 acres of partially-improved commercial properties and a residential real estate development containing about 250 single-family residential lots, called Tara Club Estates (collectively, "Tara" or the "Properties"), all of which are situated in Loganville, Walton County, Georgia. As consideration for the purchase, the Company paid ICC $6,473,265 as follows:
(i) the Company issued to ICC 2,084 shares of Series F 8% Convertible Preferred Stock (the "Series F Preferred Stock") at a stated value of $1,000 per share (convertible into the Company's common stock ("Common Stock") on the basis of 296.6689 shares of the Company's Common Stock for each $1,000 of stated value of the Series F Preferred Stock), (ii) the Company assumed $1,181,102 of first mortgage promissory notes to two commercial banks secured by the properties purchased, and (iii) the Company canceled $2,107,076 in principal balances plus $1,101,087 of accrued interest owed by Freedom to the Company.

The Company accounted for the acquisition of ICC's assets using the purchase method of accounting. The total purchase price was $6,473,265 comprising of the above described indebtedness cancellation, debt assumption, and issuance of the Series F Preferred Stock. In accordance with generally accepted accounting principles, the purchase price was allocated to the assets acquired based on their fair market value at the date of acquisition. Management estimated fair market value using independent appraisals or other cost information with respect to the individual assets.

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

(13)       RELATED PARTY TRANSACTIONS

In addition to loans made to Freedom under the credit facility referred to in
Note 11 above, the Company provided working capital advances to Freedom and made payments to third parties on Freedom's behalf throughout 1997. These third party payments comprised transfers totaling approximately $582,000 to a joint brokerage margin account of Freedom and the Company, which funds were used by Freedom to cover "margin calls" made by the brokerage firm as the value of Freedom's collateral in the margin account decreased in value. The collateral consisted of Florida Gaming common stock of the Company acquired by Freedom during 1997 pursuant to Freedom's exercise of options. The Company also advanced approximately $118,000 directly to Freedom through this open account during the year. During 1997, Freedom repaid $259,500 of these advances to the Company, and Freedom was given credit for expenses incurred by Freedom on behalf of the Company totaling approximately $207,500. On June 22, 1998, Freedom Financial paid off the balance of the inter-company account in full plus interest at 2% above the prime rate.

On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation ("Freedom"), an affiliate, with the loan to be represented by a promissory note (the "Company Note") bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company's wholly-owned subsidiaries, Florida Gaming Centers, Inc. ("Centers") and Tara Club Estates, Inc. ("Tara") and by a second lien on substantially all of the Company's other assets. The Note will be guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets. Freedom may partially fund the Company Note out of the proceeds of a loan from a commercial bank (the "Freedom Note"). The Freedom Note to the Commercial Bank, if incurred, will bear interest at 13% per annum and must be personally guaranteed by W. Bennett Collett, the Company's Chairman and Chief Executive Officer. The Freedom Note will be secured by an assignment of the Company Note and the collateral securing the Company Note. The Company Note and the Freedom Note will be due on demand or one (1) year from date if no demand is made. Five points must be paid at the closing of the Freedom Note and a like amount will be paid at the closing of the Company Note to Freedom.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Florida Gaming Corporation (the "Company") currently owns and operates three jai-alai and inter-track pari-mutuel wagering facilities (each, a "Fronton," and collectively, the "Frontons") located in South and Central Florida. The Company's business consists primarily of its operations at the Frontons, which include, among other things, live jai-alai, inter-track pari-mutuel wagering ("ITW") on jai-alai, thoroughbred racing, harness racing, and dog racing, poker, dominoes, and the sale of food and alcoholic beverages. The Company also owns a fourth gaming permit which was previously operated at the Tampa Jai-Alai Fronton in Hillsborough County (Tampa) Florida.

The Company's Fort Pierce and Ocala locations provide audio, video and Inter-Track Wagering ("ITW") on live inter-track and interstate broadcasting of horse racing, dog racing and jai-alai from around the State of Florida as well as the rest of the country. The Miami location receives limited ITW broadcasts, but broadcasts its jai-alai performances to other gaming facilities in Florida, and fourteen (14) facilities in Connecticut. ITW provides significant additional revenue as well as providing additional entertainment for customers.

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

JAI-ALAI INDUSTRY
The jai-alai industry generally has declined in the last several years due to increased gaming competition such as Native American Indian gaming, gambling cruise ships, commercial bingo operations and the Florida lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in jai-alai's home markets. Average state-wide on-track handle per live performance for the state of Florida fiscal years ended June 30, 1998, and 1997 was approximately $59,469 and $67,922, respectively. Aggregate handle for the State of Florida's fiscal year ended June 30, 1998 decreased approximately $15 million or 12%. The company has recently experienced a significant increase in live Jai-Alai handle. During the nine month period ended September 30, 1999, live handle increase $5,236,159 (6%) to $95,608,800 compared to $90,372,641 for the same period in 1998. This is the first time that a year-to-year increase in live handle has occurred at these facilities in twelve years.

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

These Properties consist of over 100 fully-developed, and 150 partially-developed, single-family residential home sites, a swim and tennis club facility, and 23 acres of partially-developed commercial property. As of September 30, 1999, approximately eighty (80) home sites had been sold to builders. The residential sites are presently selling at an average in excess of $48,000 per site. Before the acquisition of the Properties by the Company, thirty-nine homes, having a market value of approximately $10,000,000 had been constructed and sold at an average price of $250,000 each. The Properties are located on Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits. Located in western Walton County, Georgia, the Properties are approximately 2.5 miles east of the Gwinnett County/Walton line. Gwinnett County is inside the fifteen-county region which makes up Metropolitan Atlanta. The population of the Atlanta area is now over four million residents. Gwinnett County is located in the Northeast section of Metropolitan Atlanta, and is one of the fastest growing counties in the United States. The population of Gwinnett County has doubled in the last ten years.

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

The software used in the Company's pari-mutuel wagering operations is furnished by Autotote, Inc. On September 13, 1999 Autotote, Inc. notified the Company by letter, that all Autotote totalizator systems in North and Central America are Year 2000 compliant as of September 8, 1999.


RESULTS OF OPERATIONS - THREE AND NINE MONTHS 1999 COMPARED WITH THREE AND NINE MONTHS 1998


THE FOLLOWING ANALYSIS OF HANDLE, REVENUES, AND OPERATING EXPENSES IN THIS PART OF THE REPORT COMPARES FIGURES FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998 FOR THE THREE PARI-MUTUEL FACILITIES PRESENTLY OPERATING--- MIAMI, FT. PIERCE, AND OCALA. THE TAMPA FACILITY WAS SOLD IN NOVEMBER, 1998, AND ALL OPERATIONS CEASED AT THAT TIME. AS A RESULT OF LITIGATION WITH THE SUMMER JAI-ALAI PARTNERS, SUMMER JAI-ALAI (SJA) IS BEING OPERATED 100% BY THE COMPANY FOR THE YEAR 1999. HANDLE AND REVENUES FOR 1999 INCLUDE THOSE OF SJA.

During the quarter and nine months ended September 30, 1999, the Company's operating figures reflect nine months' operation of live Jai-Alai performances at the Miami facility. The Ft. Pierce Fronton conducted live jai-alai performances January through April. A full schedule of inter-track wagering was also conducted at all facilities with the exception of Miami, which offers limited ITW product due to blackouts imposed as a result of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, Connecticut, Rhode Island, Mexico and other Central American countries. The Ocala Fronton only operated inter-track wagering during the first quarter and conducted its' live season from June through September, 1999.

HANDLE ANALYSIS
Total Handle (amount of money wagered) for the quarter ended September 30, 1999 was $31,009,965 of which $16,949,464 was from live and host jai-alai wagering and $14,060,501 was from inter-track guest wagering. Total handle for the nine months ended September 30, 1999 was $95,608,800 of which $53,556,537 was from live and host jai-alai wagering and $42,052,263 was from guest inter-track wagering.

Total handle for the quarter ended September 30, 1998 was $28,115,569 of which $15,431,503 was from live jai-alai wagering and $12,684,066 was from inter-track wagering. Total handle for the nine months ended September 30, 1998 was $90,372,641, of which $52,403,206 was from live jai-alai wagering and $37,969,435 was from inter-track wagering.

HANDLE INCREASE
Total handle for the quarter ended September 30, 1999 was $31,009,965, an increase of $2,894,396 or 10% over the same period in 1998. The increase consists of an increase in ITW handle of $1,376,435 and an increase of $1,517,961 in live and host jai-alai handle.

Total handle for the nine months ended September 30, 1999 was $95,608,800, an increase over the same period in 1998 of $5,236,159 or 6%. This increase consists of an increase in live and host jai-alai wagering handle of $1,153,331 and an increase in inter-track wagering handle of $4,082,828.

REVENUES
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended September 30, 1999 were $4,352,723 compared to pari-mutuel revenues of $1,488,393, for the same period in 1998, an increase of $2,864,330 or 192%. Pari-mutuel revenues for the nine months ended September 30, 1999 were $13,681,278 compared to pari-mutuel revenues of $8,004,258, an increase of $5,677,020 or 71% for the same period in 1998. Revenues for the quarter ended September 30, 1999 ($4,352,723) consisted of $3,049,001 from jai-alai wagering, and $1,303,722 from inter-track wagering. Revenues for the quarter ended September 30, 1998 ($1,488,393)
consisted of $475,428 from live jai-alai wagering, and $1,012,965 from inter-track wagering. Net Pari-mutuel Revenues for the nine months ended September 30, 1999 ($13,681,278) consisted of $9,644,871 from live jai-alai, and $4,036,407 from inter-track wagering. Revenues for the nine months ended September 30, 1998 ($8,004,258) consisted of $4,699,502 from live jai-alai, and $3,304,756 from inter-track wagering. The Miami figures include operations conducted under the SJA permit.

Card room Revenue for the nine months ended September 30, 1999 was $340,264 compared to $168,138 for the nine months ended September 30, 1998.

Admissions income, net of state taxes, for the three and nine months periods ended September 30, 1999 were $80,200 and $254,879 respectively. This compares to $48,482 and $195,435 for the three and nine month period ended September 30, 1998. Food, beverage and other income for the quarter and nine months ended September 30, 1999 were $712,656 and $2,100,575, respectively. This compares to the three and nine month period ended September 30, 1998 of $497,740 and $1,798,913, respectively. Attendance for live jai-alai performances and ITW performances were approximately 76,088 and 447,374 for the quarter and nine months ended September 30, 1999 compared to 86,857 and 447,775 for the same period in 1998. Summer Jai-Alai attendance for the nine months ended September 30, 1999 was 168,582.

For the nine months ending September 30, 1999, the Company had $1,007,000 in revenues from lot sales from the Tara Club Estates residential development. Lot costs attributable to this revenue totaled $481,917, leaving profits of $525,083.

GENERAL AND ADMINISTRATIVE EXPENSES

THE FOLLOWING ANALYSIS OF GENERAL AND ADMINISTRATIVE EXPENSES IN THIS PART OF THE REPORT COMPARES FIGURES FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998 FOR THE THREE PARI-MUTUEL FACILITIES PRESENTLY OPERATING--- MIAMI, FT. PIERCE, AND OCALA. THE TAMPA FACILITY WAS SOLD IN NOVEMBER, 1998, AND ALL OPERATIONS CEASED AT THAT TIME. THE 1999 GENERAL AND ADMINISTRATIVE EXPENSES INCLUDE SUMMER JAI-ALAI, SINCE THE COMPANY WAS OPERATING THE SJA PERMIT FOR 100% OF THE BENEFITS.

The Company's general and administrative expenses were $1,698,143 and $5,782,783 for the three months and nine months ended September 30, 1999, respectively. This compares to $1,438,405 and $5,438,231 for the three months and nine months ended September 30, 1998, respectively. The increase of $259,738 for the quarter ended September 30, 1999 is largely attributable to the operation of Summer Jai-Alai.

GENERAL AND ADMINISTRATIVE FOR QUARTER ENDED SEPTEMBER 30, 1999
The Company's general and administrative expenses and their comparison to the third quarter last year are as follows. Executive salaries were $116,167 for the third quarter of 1999 compared to $120,417 for the quarter ended September 30, 1998. Advertising increased from $77,601 to $168,634. Professional fees were $149,368 compared to $140,972 for the same three month period in 1998. Consulting fees decreased from $207,633 to $183,133. Consulting fees consist of the salaries of the Chairman/ CEO and the President of Florida Gaming being replaced by management fees paid to Freedom Financial Corporation for their services. Travel and entertainment expense totaled $66,963 for the third quarter of 1999, compared to $65,232 for the third quarter of 1998. Another significant cost included is approximately $189,592 in payroll taxes. Employee benefits decreased to $166,269 from $215,326 for the same period in 1998. Property, Licenses and other taxes decreased $224,568 from the third quarter in 1998 to the third quarter in 1999. The significant decrease in property taxes is mainly due to the sale of Tampa and the excess property in Miami. Insurance increased slightly from $103,927 in 1998 to $127,190 for the third quarter of 1999. Public company costs including shareholder relations/information and filing fees increased to $17,643 from $11,802. Interest expense totaled $214,328 and $153,373 for the three month period ended September 30, 1999 and September 30, 1998, respectively.

GENERAL AND ADMINISTRATIVE FOR NINE MONTHS ENDING SEPTEMBER 30, 1999
Significant categories of general and administrative expenses and their comparison on a nine month period in 1999 versus 1998 are as follows. Executive salaries were $379,917 for the nine months ended September 30, 1999, compared to $429,096 for 1998. Advertising increased from $420,123 to $603,041. The increase of $182,918 is largely attributable to the first quarter increased advertising related to Jai-Alai tournaments in Miami and the operation of Summer Jai-Alai. Professional fees were $435,970 compared to $446,075 for the same period in 1998. This decrease is primarily the result of a settlement of Summer Jai Alai litigation. Consulting fees decreased from $634,342 to $565,474. Travel and entertainment expense totaled $218,933 compared to $202,262 for the first nine months of 1998. Travel expenses in 1999 were higher due to the travel associated with potential acquisitions. Another significant cost included is approximately $622,683 in payroll taxes for the nine months ended September 30, 1999, compared to $661,155 for 1998. Employee benefits decreased from $648,783 in 1998 to $488,951. Payroll taxes and

Employee benefits had a significant decrease due to the decrease in the number of employees as a result of closing the Tampa facility. Public relations expense increased from $127,315 for nine months ended September 30, 1998 to $137,898 for 1999. Property, Licenses and other taxes decreased $161,152 from $548,958 in 1998 to $387,806 in 1999. The decrease in property taxes is related to the sale of Tampa and the excess property in Miami. Insurance expense for the nine months ended September 30, 1999 was $394,527 compared to $352,098 for 1998. Public company costs including shareholder relations/information and filing fees decreased to $44,951 from $113,326. In 1998, the expenses were considerably higher due to costs related to the Preferred Stock issues. Interest expense totaled $667,900 and $596,367 for the nine month period ended September 30, 1999 and September 30, 1998, respectively.

0PERATING EXPENSES

THE FOLLOWING ANALYSIS OF OPERATING EXPENSES IN THIS PART OF THE REPORT COMPARES FIGURES FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998 FOR THE THREE PARI-MUTUEL FACILITIES PRESENTLY OPERATING--- MIAMI, FT. PIERCE, AND OCALA. THE TAMPA FACILITY WAS SOLD IN NOVEMBER, 1998, AND ALL OPERATIONS CEASED AT THAT TIME. OPERATING EXPENSES FOR 1999 INCLUDE SUMMER JAI-ALAI SINCE THE COMPANY RECEIVES 100% OF THE BENEFITS OF OPERATING THE SJA PERMIT.

The Company's operating expenses were $3,263,134 and $10,035,045 for the three months and nine months ended September 30 1999, respectively. This compares to $1,136,822 and $6,238,162 for the three months and nine months ended September 30, 1998, respectively. The increase of $2,126,312 for the quarter ended September 30, 1999 is largely attributable to the operation of Summer Jai-Alai.

OPERATING EXPENSES FOR QUARTER ENDED SEPTEMBER 30, 1999
The Company's operating expenses and their comparison to the second quarter last year are as follows. Depreciation and amortization expense for the three months ended September 30, 1999 and September 30, 1998, was $185,280 and $185,360 respectively. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending September 30, 1999 and September 30, 1998, were $957,791 and $1,069,956 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $335,214 for the three months ended September 30, 1999, compared to $47,260 for three months ended September 30, 1998. The components of the 1999 total ($335,214) were $75,054 in ITW tote, interface, and telephone charges; $99,186 in totalizator equipment rental; $47,200 in satellite charges and $113,774 in camera/television rental. Utilities expense totaled $185,017 and $220,583 respectively, for the three months periods ended September 30, 1999 and September 30, 1998. Program costs totaling $86,319 and $78,233, respectively, are also included in the total operating expenses for the three month periods ended September 30, 1999 and 1998. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $154,803 and $87,739 for the three month periods which ended September 30, 1999 and September 30, 1998, respectively. Operating payrolls and contract costs totaled $683,456 and $577,173 for the three month periods ended September 30, 1999 and September 30, 1998, respectively. Operating payroll costs ($683,456) primarily consisted of $301,750 in mutuels payroll, $197,691 in maintenance payroll and $184,015 in security payroll. Maintenance expense for the three months ended September 30, 1999, totaled $95,010.

OPERATING EXPENSES FOR NINE MONTHS ENDING SEPTEMBER 30, 1999
The Company's operating expenses for the nine months ended September 30, 1999 and September 30, 1998 were $10,035,045 and $6,238,162 respectively. Depreciation and amortization expense for the nine month period ended September 30, 1999 and September 30, 1998, was $546,405 and $559,235, respectively. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the nine months ended September 30, 1999 and September 30, 1998, were $3,111,543 and $2,829,651, respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $997,747, for the nine months ended September 30, 1999, compared to $737,142 for nine months ended September 30, 1998. The components of the rental and service costs in 1999 ($997,747) total were $189,047 in ITW tote, interface, and telephone charges; $329,463 in totalizator equipment rental; $145,838 in satellite charges and $333,399 in camera/television rental. Utilities expense totaled $506,674 and $572,055 respectively, for the nine months periods ended September 30, 1999 and September 30, 1998. Program costs were $261,808 and $290,407 respectively for the nine month periods ended September 30, 1999 and 1998. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $507,418 and $429,785 for the nine month periods which ended September 30, 1999 and September 30, 1998, respectively. Operating payrolls and contract costs totaled $2,074,898 and $2,013,578 for the nine month period ended September 30, 1999 and September 30, 1998, respectively. Operating payrolls and contract costs totaling $2,074,898 primarily consisted of $903,696 in mutuels payroll, $615,958 in maintenance payroll, and $555,243 in security payroll. Maintenance expense for the nine months ended September 30, 1999, totaled $311,419 compared to $338,778 for the nine months ended September 30, 1998. A significant portion of the increase in operating expenses can be attributed to Summer Jai-Alai.

OTHER INCOME
The Company had other expense of $93,613 and other income of $1,305,539 for the three and nine month period ended September 30, 1999, respectively, as compared to other income of $308,411 and other income of $446,900 for the three and nine month period ended September 30, 1998. Other income includes profits of $1,024,702 resulting from the sale of the excess property in Miami.

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

SUMMARY OF OPERATIONS
The Company had net income of $139,384 or .02 per common share, for the three months ended September 30, 1999, compared to a net loss of $297,982 or $0.05 per common share for the three month period ended September 30, 1998. The Company had net income of $2,145,993 or .36 per common share, for the nine months ended September 30, 1999, compared to a net loss of $1,196,484 or $0.21 per common share for the nine month period ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The balance of the Company's cash and cash equivalents at September 30, 1999 was $2,450,693. At September 30, 1999, the Company had an increase in working capital of approximately $2,281,550 from December 31, 1998. The increase was primarily the result of the sale of excess property in Miami.

During the nine months ended September 30, 1999, net cash used in the Company's operating activities was $1,134,862. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations. Principal revenues were from net pari-mutuel wagering commissions on live jai-alai and ITW events.

During the nine months ended September 30, 1999, cash flow provided from investing activities was $4,443,050.

During the nine months ended September 30, 1999, cash flow used in financing activities was $1,943,780.

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

The proceeds of the Tampa sale were used as follows:

                  (a)   Payment to Bank of Oklahoma..............      $3,084,466
                  (b)   Brokerage Commissions....................         300,000
                  (c)   Real Estate Taxes........................       1,037,529
                  (d)   Other Sale-Related Costs.................          55,883
                  (e)   Repurchase of Series "G" Convertible
                        Preferred Stock..........................       1,560,000
                  (f)   Payment of Taxes.........................         300,000
                  (g)   Repurchase of Series "B" Convertible
                        Preferred Stock..........................         128,000
                  (h)   Payoff of Unsecured Notes................         160,000
                  (i)   Pay-Off Mortgage on Ft. Pierce Property..         280,000
                  (j)   Paid on various trade accounts payable...        1,394,122
                                                                        ----------
                                                           Total        $8,300,000
                                                                        ==========


The Company received an additional $125,000 for vacating the Tampa property by November 1, 1998.

For further information regarding the sale, please refer to the Form 8-K dated September 8, 1998.

On February 18, 1999, the Company sold excess real estate located near the Miami Jai-Alai facility in Miami, FL for $3,668,000. The property consisted of 12.99 acres.

The proceeds of the Excess Real Estate Sale were used as follows:

(a)  Payment to Bank of Oklahoma...................     $1,500,000
(b)  Brokerage Commissions.........................         91,700
(c)  Real Estate Taxes.............................         88,737
(d)  Title Charges.................................         23,042
(e)  Recording and Transfer Fees...................         38,551
(f)  Misc. settlement charges......................          7,961
(g)  Deposit-paid on various trade accounts payable        200,000
                                                        ----------
                                      Total             $1,949,991
                                                        ==========


The balance of the cash received, $1,718,009 was invested in short-term cash equivalent funds.

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

            On or about July 1, 1991, WJA Realty Limited Partnership ("WJA Realty"), predecessor-in-interest to the Company, entered into a contract with Telecom Broadcasting, Inc., predecessor-in-interest to Spector Entertainment Group, Inc., to broadcast by satellite television jai-alai performances from the Miami fronton. Subsequent renewals of the contract were executed by WJA Realty with the last renewal expiring December 31, 1998. The Company properly terminated the contract with Spector Entertainment Group, Inc. regarding the satellite service for Miami Jai-Alai as of December 31, 1998. On September 28, 1999 Spector Entertainment Group, Inc., a California corporation, filed suit in the United States District Court, Southern District of California, against the Company. Spector Entertainment Group, Inc. alleges Breach of Contract and Breach of the Covenant of Good Faith and Fair Dealing. On November 4, 1999, the Company filed an answer denying the allegations. The Company believes the claims lack merit and intends to defend the suit vigorously.

            The Company is a defendant in several suits which are deemed to be routine litigation (mostly slip-and-fall suits) in the ordinary course of business. The Company believes that the ultimate resolution of the suits will not have a material adverse impact on the Company's financial position or its results of operations.

Item 2.     CHANGES IN SECURITIES.

            a)         Not applicable.
            b)         Not applicable.
            c) On October 18, 1999, the Company issued an additional 105,121 shares of Common Stock upon the conversion of 100 shares of Series B Preferred Stock. No underwriters were used in any of these conversions. The shares were issued with Section 3(a)(9) of the Securities Act of 1933.
            d)         Not applicable.

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

                                         FLORIDA GAMING CORPORATION
                                                (Registrant)


Date:     November 15, 1999             By:  /s/  W. B. Collett
       ----------------------              -------------------------------
                                             W.B. Collett
                                             Chairman of the Board and Chief
                                             Executive Officer
                                             (Principal Financial Officer)