Form 10KSB40
period 1999-12-31
FLORIDA GAMING CORP
filed 2000-03-31
CIK 312065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT
         OF 1934

         For the Fiscal Year Ended  OR      December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

         For the transition period from         to         .

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

                          Yes  X    No

         Indicate by check mark if disclosure of delinquent filers pursuant to
ITEM 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for the most recent fiscal year: $12,865,298

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 24, 2000.

         Common stock, par value of $.10 per share - $3,087,039

         The number of shares of the registrant's common stock outstanding as of March 27, 2000 - 6,066,816 shares.

         Transactional Small Business Disclosure Format

                           Yes       No  X

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Florida Gaming Corporation (the "Company") currently owns and operates three jai-alai fronton and inter-track pari-mutuel wagering facilities (each, a "Fronton", and collectively, the "Frontons") located in South and Central Florida. The Company's business at this time consists primarily of its operations at the Frontons, which include, among other things, live jai-alai performances, inter-track pari-mutuel wagering ("ITW") on jai-alai, horse racing (both thoroughbred and harness) and dog racing, and the sale of food and alcoholic beverages. The Fort Pierce and Ocala locations provide inter-track wagering on interstate simulcasting of horse racing, dog racing, and jai-alai from various tracks and frontons in the United States and within the State of Florida. The Miami location offers limited ITW wagering, and simulcasts its jai-alai performances to other gaming facilities in the United States, Mexico and Central America.

         The term "pari-mutuel wagering" refers to the betting by members of the public against each other, and as used in this report, and includes wagering on both live performances and inter-track pari-mutuel wagering.

         In November 1997, the Company entered into the real estate development business. See "Real Estate Development."

         Since its inception, and before the acquisition of the Fort Pierce, Jai-Alai Fronton in February 1994, the Company engaged in several other lines of business, none of which are currently in operation. The Company was incorporated in Delaware in 1976 as Lexicon Corporation. The Company changed its name in March 1994, to Florida Gaming Corporation. Present management assumed control of the Company in 1993.

         The Company's principal place of business and executive offices are located at the Miami Jai-Alai facility, 3500 N.W. 37th Avenue, Miami, Florida 33142.

ACQUISITION OF FRONTONS/DEVELOPMENT OF CARDROOMS

         ACQUISITION OF THE FT. PIERCE FRONTON. On February 1, 1994, the Company and its' key executives and directors received regulatory approval from the Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering (the "DPMW") to transfer the Ft. Pierce pari-mutuel permit for the Ft. Pierce Fronton from WJA Realty Limited Partnership ("WJA") to the Company. The Company closed the purchase of the Ft. Pierce facility on that date. Consideration paid to WJA for the acquisition of the Fort Pierce Jai-Alai facility consisted of 200,000 shares of Company Common Stock, $1,500,000 paid in cash and a ten-year 8% mortgage for $1,000,000.

         ACQUISITION OF THE MIAMI, TAMPA AND OCALA FRONTONS. On September 12, 1996, the Company acquired secured notes (the "WJA Notes") of WJA, with balances aggregating about $20,000,000 from the Bank of Oklahoma, N.A., Tulsa, Oklahoma. The WJA Notes were secured by real estate and improvements consisting of three jai-alai and ITW facilities located in Miami, Tampa and Ocala, Florida (the "WJA Frontons"). Consideration for the WJA Notes was a combination of $2,000,000 in cash, a $6,000,000 promissory note bearing interest at the prime rate, 703,297 shares of the Company's Common Stock and a $1,000,000 non-interest bearing promissory note.

         On November 25, 1996, the Company entered into an agreement with WJA and Florida Gaming Centers, Inc. ("Centers"), a wholly-owned subsidiary, pursuant to which Centers agreed to acquire the three (3) WJA Frontons. The acquisition was consummated as of January 1, 1997. The Fort Pierce Fronton was also transferred into Centers.

          The consideration for the acquisition of the three frontons included
(i) the cancellation of WJA Notes and related obligations acquired by the Company from the Bank of Oklahoma, NA, (ii) the retention by WJA of 200,000 shares of the Company's common stock received by WJA in the sale of the Ft. Pierce facility, and (iii) a profit sharing arrangement described below. The Company assumed all liabilities of WJA arising in the ordinary course of the business, subject to certain limitations and exceptions. The Company also assumed the principal amount outstanding under a $500,000 promissory note owed to Wheeler-Phoenix, Inc., by WJA with the terms of the note amended to provide for repayment of principal over a ten year period, following the closing, in equal annual installments plus interest at 6% per annum. See "ITEM 3. Legal Proceedings."

         The profit sharing arrangement with WJA is based on Centers' net profits, as defined, before income taxes. The Company agreed to pay WJA 20% of the cumulative net profits of Centers for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per- year cap described below. The cumulative $1,000,000 cap is equal to the product of $1,000,000 multiplied by the completed number of years in the ten-year period, minus the sum of all amounts previously paid under the 20% profit sharing arrangement. In addition, if Centers has net profits in any calendar year during the ten-year period in excess of $5,000,000, but has not paid WJA a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, Centers will pay WJA 5% of the portion of the net profits on which the 20% payment was not made. No net profit payments will be due for any year after the ten-year period. If during the ten-year period, Centers disposes of any of its significant assets or operations, then WJA would be entitled to receive an amount equal to 10% of Centers gain, if any, on the disposition.

         Two principals of WJA, Roger M. Wheeler, Jr. and Richard P. Donovan, entered into consulting arrangements with Centers. Mr. Wheeler entered into a ten-year consulting agreement with Centers, with annual compensation of $100,000 during the first five years of the agreement and annual compensation of $50,000 during the second five years of the agreement. Mr. Donovan entered into a five-year consulting agreement with Centers, with annual compensation of $240,000, plus certain benefits. Both of these consulting arrangements were modified pursuant to amended agreements dated November 24, 1998. See "ITEM 3. Legal Proceedings."

         In 1980, WJA and three other pari-mutuel permit holders formed Summer Jai-Alai Partners ("SJA"), a Florida general partnership, to own a pari-mutuel permit and to conduct pari-mutuel jai-alai operations at the Miami Fronton during the summer months ("Summer Operations"). As part of the acquisition of the WJA assets, the Company acquired and currently owns a 21% interest in SJA. Under the terms of the partnership agreement, certain of the Company's costs and expenses are allocated to Summer Operations based upon specific formulas set forth in the agreement. In addition, pursuant to a lease agreement which expires in the year 2004, SJA rents the Miami Fronton from the Company for the period during which the Summer Operations are conducted. The rental is based upon 1% of handle, plus applicable Florida sales tax. The Company's 21% interest in SJA is accounted for under the equity method. See "ITEM 3. Legal Proceedings."

         CARDROOM DEVELOPMENT. Legislation which authorized card rooms at licensed parimutuel facilities (Section 849.086 of the Florida Statutes) started January, 1997. The card rooms are administered and regulated by the DPMW. Games are limited to non-banked poker games. The establishment of a card room operation is also subject to approval by the county commission in which the pari-mutuel facility is located. This same statute also authorized full-card simulcasting of races from out-of-state tracks such as Belmont, Meadowlands, Philadelphia Park, and Santa Anita. The Frontons in Fort Pierce and Ocala are currently carrying several of these race simulcast signals. This same legislation also reduced the pari-mutuel tax on handle from 5% to 4.25% at the Fort Pierce and Ocala Frontons. The pari-mutuel tax rate was reduced at Miami from 5% to 3.85%.

         In late 1996, the county governments of Dade County and Hillsborough County, Florida, passed legislation permitting poker rooms to be operated by all pari-mutuel facilities located in those counties. As a result, the Company developed poker rooms in Miami (with 40 tables) and Tampa (with 30 tables) during the second quarter of 1997. The Miami facility conducts low stakes ($10 per hand) poker and dominoes two hours prior to, live jai-alai performances, during, and two hours following live jai-alai performances. Poker revenues consist of a rake of $.25 per hand per person from each poker hand dealt. State taxes are 10% of the rake and 4% of the rake must be paid as commission to the jai-alai players. The Miami facility also offers dominoes. The Tampa facility was sold in November, 1998. (See ITEM 2. "Description of Property.")

THE SPORT OF JAI-ALAI; FORM OF JAI-ALAI PLAYED AT THE FRONTONS

         Jai-alai, a sport of French and Spanish Basque origins, was introduced to Florida as a professional sport in 1926. In the United States, jai-alai is played by either one or two man teams, in a round robin fashion, with the winning team or player remaining on the court until defeated. Originally a form of handball, jai-alai has developed over time into a ball game of high speed and strategy. Players compete against each other in a three-walled arena and score win points against each other by successfully positioning the ball ("pelota") in play in such a way that the opposing player is unable to keep the ball in play. The pelota is propelled by means of a gloved wicker sling ("cesta"). The combination of the extremely hard pelota, which is slightly smaller than a baseball, and the sling-shot action of the cesta, makes the sport of jai-alai the fastest ball game in the world. The winner of the game is the first team to score a pre-determined number (usually 7 points or 9 points) of points. The Company believes this system of play makes it extremely difficult to predetermine the winner or order of finish.

         Games are supervised by the general manager of each of the Frontons. The players' manager and judges are appointed by each of the Frontons. The general manager of the Fronton, the players' manager, the judges, and the players are licensed annually by the State of Florida DPMW. The Florida DPMW also assigns two of its employees to act as officials in addition to the judges provided by the Fronton. The Florida DPMW also assigns an auditing official to supervise the pari-mutuel wagering operations. Player compensation is based largely upon performance. Player contracts and/or rules of the Florida DPMW prohibit wagering by the players or their families and contact between players and spectators before and during play.

PARI-MUTUEL WAGERING AT THE FRONTONS

         Under the laws of Florida, pari-mutuel wagering on jai-alai games is prohibited unless played at a Fronton holding a permit under the applicable state statute. Wagers may be placed at each of the Frontons on performances conducted by the Company at the Fronton (live wagering) or Inter-Track Wagering ("ITW") on performances (including jai-alai, thoroughbred racing, harness racing, and dog racing) conducted by other pari-mutuel operators sending (simulcasting) performances from other pari-mutuels to the Fronton. The Fronton acts as the broker for wagers by the public and deducts a negotiated commission as the guest (receiving) facility with each host (sending) facility as authorized by law. Neither the Company nor the State of Florida has any interest in which player or team wins a given game.

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

FRONTON'S SCHEDULE OF JAI-ALAI PERFORMANCES

         Pursuant to the pari-mutual wagering permit granted by the Florida Department of Pari-Mutuel Wagering ("DPMW"), each Fronton, in order to conduct ITW, must offer a "full schedule" of jai-alai performances of at least 100 live evening and/or matinee performances per year. In addition, the Fronton may offer ITW year-round so long as a pari-mutuel facility in Florida is providing the required number of live performances per year. Each Fronton has received a license from the DPMW to conduct live jai-alai performances during the 1999-2000 season. The Miami Fronton conducts live jai-alai performances year round. Fort Pierce and Ocala operate four-month seasons. All of the Frontons, with the exception of Miami, remain open for ITW year-round during the period (about nine months) when live jai-alai performances are not being conducted.

         The Company is permitted to operate a limited number of charitable and scholarship nights in addition to its regular performances. The taxes otherwise due to the State of Florida for such nights are allocated to various charitable causes and scholarships as determined by the Company in accordance with Florida law.

COMPETITION AND MARKETING

         The gaming industry is highly competitive. Other gaming companies have substantially greater financial resources and larger management staffs than the Company. Because of the growing popularity and profitability of gaming activities, competition is significantly increasing. The Company competes for customers with other forms of legal wagering, including charitable gaming, pari-mutuel wagering and state lotteries. The Company also competes with other entertainment providers for its customers. With the exception of the one fronton operated full-time in Dania, Florida. The Company does not consider itself to be in direct competition with any other fronton facility. Florida's pari-mutuel legislation does not permit the construction of any jai-alai facility within a geographic radius of 50 miles of any other jai-alai facility.

         There are currently 41 pari-mutuel permits issued by the State of Florida to operate pari-mutuel facilities in the state; 33 of those permits are presently active. Of the 33 active permit holders, only eight are held by jai-alai operators; the other 25 permit holders engage in horse racing, harness racing and dog racing. Aside from the Company's Frontons, the only other operating jai-alai frontons in the State of Florida are in Dania, FL and Orlando, FL.

         The Miami area offers a wide range of pari-mutuel and other entertainment activities that compete with the Company for spectators' leisure-time and wagering patronage. Within a 35-mile radius of the Company's Miami Fronton, there is another jai-alai fronton which competes with the Miami Fronton, three thoroughbred horse racing tracks that operate during part of the Miami Fronton's season (although not at the same time of day and not at night), and two dog racing tracks, one of which operates during substantial portions of the Miami Fronton's season. The Summer jai-alai operation competes directly with two dog racing tracks (owned and operated by two of the Company's partners in the summer jai-alai operation) and Dania jai-alai fronton which operates during the summer season. In addition to these pari-mutuel activities, the Company's Miami Fronton competes with numerous other sporting and entertainment activities, including professional sports teams, especially numerous Miami Beach night clubs, Indian Gaming facilities, cruise and cruise/gaming ships, and gaming activities in the Bahamas, which are readily accessible from the Miami area. The primary market for the Miami Fronton includes approximately 3.5 million adults within 50 miles of the fronton.

         The pari-mutuel operation closest to the Ocala Fronton is 75 miles away. The Ocala Fronton does, however, compete with the Ocala Breeders Sales Company ("OBS"), which offers limited ITW wagering. There are no substantial competing evening entertainment activities in Ocala. The primary market for the Ocala Fronton includes approximately 350,000 adults within 30 miles of the facility.

         The primary market area for the Fort Pierce Fronton includes approximately 500,000 adults within 35 miles of the facility. The major population centers in the vicinity of this fronton include Fort Pierce, Port St. Lucie, Stuart, and Vero Beach, Florida. The Company does not, however, consider itself to be in direct competition with any other fronton or other pari-mutuel facility permitted to operate in Florida in its market area at this time. The closest pari-mutuel facilities are dog racing facilities in West Palm Beach, approximately 50 miles south of the Fort Pierce Fronton, and in Melbourne, approximately 53 miles north of the Ft. Pierce Fronton. The Fort Pierce Fronton competes to a certain extent with the St. Lucie Civic Center which features sporting events and entertainment activities and a day-cruise gaming vessel which operates out of Ft. Pierce.

POTENTIAL GAMING JOINT VENTURES

         ISLE OF CAPRI CASINOS, INC.: On September 25, 1998, CASINO AMERICA, INC. changed its name to "Isle of Capri Casinos, Inc." The Company entered into a letter of intent dated October 4, 1994 (the "Letter of Intent") with Isle of Capri Casinos, Inc., ("Isle of Capri Casinos, Inc.") to form a joint venture (the "Joint Venture") to build and operate a casino at the Ft. Pierce Fronton. Pursuant to a letter of intent, a Joint Venture was to be formed to build a flea market if the passage of an amendment to the Florida Constitution to permit casino gaming at the Ft. Pierce Fronton failed. The Company agreed to contribute its interest in a portion of the Ft. Pierce Fronton property to the Flea Market Joint Venture with a credit to its capital account of $5,000,000. Isle of Capri Casinos, Inc. agreed to contribute up to $2,500,000, as needed, to construct a 100,000 square foot indoor facility suitable for a flea market or a casino if and when casino gaming became legal. If casino gaming is not permitted in Florida within six years and two months from October 4, 1994, Isle of Capri Casinos, Inc. has a continuing option to convert the money contributed to the Joint Venture to a promissory note from the Joint Venture payable in equal payments over a ten year period with interest at 8% per annum. If casino gaming is permitted at the Ft. Pierce Fronton before December 4, 2000, pursuant to the Agreement, the value of the assets to be contributed by the Company to the Joint Venture were to be adjusted to increase the Company's portion of the capital account to $22,500,000. Isle of Capri Casinos, Inc. agreed to fund its portion of the capital account on an as needed basis up to $22,500,000. All profits and losses of the Joint Venture will be allocated between the partners based upon capital accounts.

         The Letter of Intent agreement provides that Isle of Capri Casinos, Inc. will be the manager of the casino and all casino-related activities. The Company will manage the operation of the Ft. Pierce jai-alai fronton, inter-track wagering and all other non-casino related activities such as the flea market. Each corporation will receive a management fee based on costs. The Letter of Intent agreement provides that Isle of Capri Casinos, Inc. has the exclusive right to enter into a Joint Venture with the Company for six years and two months from October 4, 1994, and Isle of Capri Casinos, Inc. has a right of first refusal to enter into other potential casino gaming opportunities in Florida with the Company for the same period and during the term of the Joint Venture.

         The formation of the Joint Venture is subject to certain conditions, including the satisfactory completion of due diligence by Isle of Capri Casinos, Inc., related to the casino operation, the receipt of all required regulatory approvals, the approval of each partner's board of directors, the execution of a definitive joint venture agreement, and the approval of the Company's stockholders, if required by law. If no definitive Joint Venture agreement is executed by March 31, 1995, and the Letter of Intent is not extended by either party no later than June 30, 1995, either party may terminate discussions in connection with the Joint Venture and neither party shall have any liability to the other, except as otherwise specified in the Letter of Intent. By letter dated March 21, 1995, Isle of Capri Casinos, Inc. extended the period of time to June 30, 1995. Although no definitive Joint Venture agreement has yet been executed and the parties are not actively negotiating, neither party has formally terminated the Agreement.

         Freedom Financial Corporation ("Freedom") has informed the Company that Isle of Capri Casinos, Inc. has purchased 22,500 shares of Freedom's 7% Series AA Mandatorily Redeemable Preferred Stock (the "Freedom Preferred Stock") for an aggregate purchase price of $2,250,000. Freedom has also issued 5,207 shares of Freedom Preferred Stock to Isle of Capri Casinos, Inc. in payment of dividends. The Freedom Preferred Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Freedom Preferred Stock is convertible into a minimum of 184,713 shares of the Common Stock and a maximum of 369,427 shares of the Common Stock. Isle of Capri Casinos, Inc. is the sole holder of the Freedom Preferred Stock. Freedom has granted certain piggyback registration rights to Isle of Capri Casinos, Inc. with respect to and the underlying shares of the Company's Common Stock into which the Freedom Preferred Stock is convertible.

EMPLOYEES

         The Company had 86 jai-alai players under contract as of December 31, 1999.

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

         As of December 31, 1999, in addition to jai-alai players, the Company employed approximately 218 part-time employees and 139 full-time employees, none of which are unionized. The Company believes that its present employee relations with its jai-alai players, some of whom belong to the International Jai-Alai Players Association/U.A.W., and the Company's relations with other employees are satisfactory.

SALE OF ALCOHOL; ACTIVITIES OF MINORS

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

INDUSTRY OVERVIEW

         The jai-alai industry live handle (money wagered) generally has declined except for the calendar year 1999, in the last several years, due to increased gaming competition such Indian Gaming, gambling cruise ships, and the state-wide lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in the Company's market areas. Average state-wide on-track handle per performance for the state of Florida fiscal years ended June 30, 1999, 1998, and 1997 was approximately $57,868, $56,966, and $67,922, respectively. Aggregate handle, state-wide, for the fiscal year ended June 30, 1999 decreased approximately $9.4 million or 10.2%. AGGREGATE HANDLE FOR THE COMPANY INCREASED FROM $117,696,766 IN 1998 TO $122,965,826 IN 1999, AN INCREASE OF 4.5%.. The 1998 handle figure was adjusted for the sale of Tampa, and the 1999 Company handle figures include Summer Jai-Alai. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future. Because the Company's jai-alai business is tied directly to many, if not all, of the factors which influence the jai-alai industry as a whole, a players strike or the enactment of unfavorable legislation could have an adverse impact on the Company's operations.

         Inter-track wagering has grown significantly since its initiation in the State of Florida in August 1990. The State-wide ITW handle for the State of Florida's fiscal year ended June 30, 1991 was approximately $109 million. The state-wide ITW handle for the

State of Florida's fiscal years ended June 30, 1998 and 1999 increased to approximately $675 million and $737.5 million, respectively. ITW handle at the Company's Frontons has also demonstrated strong growth in recent years. The Company's handle increased increasing from approximately $48.5 million for the year ended December 31, 1998, and to approximately $54.4 million for the year ended December 31, 1999. The 1998 handle figure was adjusted for the sale of the Tampa Jai-Alai and the 1999 handle includes the Summer Jai-Alai.

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

INDIAN GAMING VENTURE

         RINCON, SAN LUISENO BAND OF MISSION INDIANS. The Company entered into a Loan Agreement and related agreements with the Rincon, San Luiseno Band of Mission Indians ("Rincon Band") which, at that time, operated the River Oaks Casino, located approximately 40 miles north of San Diego, California. The Rincon Band, continues to own the River Oaks Casino, however, gaming operations were suspended. The Rincon Band, which operated bingo and other activities classified as Class II gaming, was seeking to operate electronic gaming machines, a Class III gaming activity, if and when an injunction prohibiting the operation of gaming machines at River Oaks was lifted by the United States District Court for the Southern District of California. The Loan

Agreement takes effect if and when Class III gaming machines are in legal operation at River Oaks.

         At the time the Loan Agreement was made with the Rincon Band (September 11, 1995), and during the period that the Company made working capital loans to the Rincon Band (from 9-11-95 through 3-15-96), the Rincon Band was in on-going litigation referred to above with the United States Government and the state of California in their attempts to operate gaming machines similar to those in operation at that time at casinos operated by two other Native American reservations in the same county, in which the Rincon Band reservation is located, i.e. San Diego County, California. There was a three year pause from (1996 to 1999) in the Rincon Band's progress to operate Class III gaming at their River Oaks location.

         The Loan Agreement between the Company and the Rincon Band remained in effect but in a dormant state from June 1996, until March 7, 2000, when the voters of California passed, very decisively, Proposition 1A authorizing various forms of Class III gaming at the Rincon Band reservation and other Native American Reservations in California.

         The Company has agreed, pursuant to the terms of the Loan Agreement to loan up to $5,000,000 to the Rincon Band to renovate, improve, equip and expand the Tribe's gaming facilities. Under the loan Agreement, in lieu of interest, the company will receive a royalty equal to 12.5% of the gross receipts of the facility (excluding gaming machines) during the seven-year term of the Loan Agreement, plus 12 1/2% of the "drop" or "Handle" from the gaming machines during the first five years of the term of the Loan Agreement and 11% of the "drop" or "handle" from the gaming machines during the sixth and seventh years of the Loan Agreement. Subject to applicable law governing Native American gaming, the loan is secured by security interests granted to the Company in the equipment, accounts receivable, revenues, and other property owned by the Rincon Band, other than the land and real estate. During the period from September 11, 1995, through March 15, 1996, the Company made, pursuant to the Loan Agreement, working capital loans totaling $346,000 to the Rincon Band, which loans are now due and payable.

         On March 15, 2000 the Company, through its legal counsel, notified the Rincon Band that,

   a) In light of the passage or Proposition 1A, the Rincon Band is now in a position to go forward to conduct Class III gaming as defined in the Indiana Gaming Regulatory Act of 1988;

   b) The Loan Agreement with the Company has not been terminated, nor in fact has it even commenced in accordance with Paragraph 1.2 of the Loan Agreement;

   c) The Loan Agreement was partially performed by the Company when it advanced about $346,000 to the Rincon Band pursuant to the terms of the Loan Agreement;

   d) The Company stands ready, willing and able to perform all obligations, on its part, as set forth in the Loan Agreement, and the Company hereby makes demand that the Rincon Band recognize the efficacy of the Loan Agreement and that the Tribe honor its obligations to the Company under the terms of the Loan Agreement.

    e) Officers of the Company are available to meet with the Tribe to implement the loan Agreement.

GOVERNMENT REGULATION

         GENERAL.

         Gaming ventures are regulated by federal and state laws and regulations applicable to the gaming industry generally and to the distribution of gaming equipment. The following description of the regulatory environment in which the Company operates is intended to be a summary and is not intended to be a complete recitation of all applicable law. Moreover, because the regulatory environment is dynamic and evolving, it is impossible to predict how certain provisions will be ultimately interpreted or how they may affect the Company. Changes in such laws or regulations could have a material adverse impact on the Company's ability to finance, develop and operate.

         The Company will need to secure regulatory approvals from state and local authorities for each of its prospective gaming ventures from time to time. No assurance can be given that any of these approvals will be secured in a timely fashion, or at all.

         FLORIDA LAW AND REGULATION.

         OVERVIEW. Pari-mutuel wagering in Florida must be conducted in compliance with the applicable Florida statutes and regulations of the DPMW. In the 1992 Special Session, the Florida Legislature enacted several new statutes governing pari-mutuel activities in the State of Florida and repealed many laws enacted before the 1992 Special Session regarding pari-mutuels in Florida. Certain provisions of the new pari-mutuel statute, which governs all pari-mutuel activities relating to horse racing, dog racing, and jai-alai, were amended in the 1994 Regular Session. The amendments from the 1994 Regular Session became effective July 1, 1994. In 1996, the legislature enacted statutes permitting interstate simulcasts and temporarily reduced the tax on jai-alai performances as discussed below. The new pari-mutuel statute, as amended, is referred to herein as the "Pari-Mutuel Law."

         THE ROLE OF THE DPMW. The DPMW, in its administration of the Pari-Mutuel Law, is authorized to adopt reasonable rules for the control, supervision, and direction of all applicants, permittees, and licensees and for holding, conducting, and operating of all pari-mutuel activities in Florida. In addition to its taxation powers already described above, the DPMW's powers include, but are not limited to (1) testing occupational license holders officiating at or participating in any race or game at any pari-mutuel facility for a controlled substance or alcohol, and (2) excluding "certain persons" from any pari-mutuel facility in Florida, including but not limited to persons who have engaged in conduct that violates certain Florida laws or regulations. Certain forms of conduct are expressly prohibited at pari-mutuels and include but are not limited to, (1) conniving to prearrange the outcome of a game, (2) use of alcohol or a controlled substance by an official or participant in a jai-alai performance, and (3) bookmaking. Failure to comply with the requirements of the Pari-Mutuel Law can result in a fine imposed by the DPMW of up to $1,000 per offense, as well as a suspension or revocation of a pari-mutuel permit, pari-mutuel license, or an occupational license.

         PARI-MUTUEL PERMIT AND LICENSE REQUIREMENTS. Each Fronton must obtain an initial pari-mutuel permit and an annually renewable pari-mutuel license specifying the number of performances authorized at the Fronton during the year with respect to which such license is issued. A permit for any new pari-mutuel must either be enacted by the Legislature, or be ratified by the electorate of the county in which it is to be located. Currently only two counties, Levy and Polk, will allow, under state law, ratification of a pari-mutuel permit. Pari-mutuel permits and licenses may be revoked or suspended by the DPMW for, in the case of licenses, willful violations of laws, rules or regulations or, as to permits, by a vote of the county electorate. Any amendment or repeal of the Pari-Mutuel Laws or suspension or revocation of the Company's permits or licenses, could be materially adverse to its business.

         LIMIT ON SHARE ACCUMULATIONS. Florida law requires that before any person or Company obtains a 5% or greater equity interest in a pari-mutuel operator and exercises control with respect to those shares, such person or company must receive the approval of the DPMW. Such person or company must submit to a background investigation equivalent to that required of permit-holders to determine that such person or company has the requisite qualifications for holding a permit. Consistent with Florida law, the Company cannot issue shares of Common Stock to a person or company who would thereby have obtained a 5% or greater equity interest, whether in a single transaction or series of integrated transactions, until the purchaser has received the approval of the DPMW.

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

         One form of occupational license is the "unrestricted license" issued to persons with access to restricted areas such as the backside, racing animals, jai-alai player rooms, the mutuels, or money room, or to persons, who by virtue of the position they hold, might be granted access to such areas. Any person obtaining an unrestricted license must undergo a Federal Bureau of Investigation and Florida Department of Law Enforcement criminal records check as well as submit fingerprints with their application for a license. The category of persons qualifying for unrestricted licenses includes, but is not limited to, trainers, officials, doctors, jai-alai players, owners, members of management, officers, directors, stockholders who own 5% or greater equity interest, and other professional employees.

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

         DAILY LICENSE FEE. During the 1999-2000 live jai-alai season, a Daily License Fee of $40 was assessed for each jai-alai game conducted at each of the Company's Frontons. The Daily License Fee regulations amendments provide, however, that should an amendment to the Florida Constitution be adopted that would permit casino gambling at pari-mutuels such as the Frontons, the fee would return to $80 per jai-alai game; no such amendment has been passed. Such fee is paid to the DPMW to defray regulatory costs.

         TAXATION. The pari-mutuel tax structure applicable to frontons operating in Florida provides for distribution of taxes, on a daily basis, based on the Handle. As discussed below, the pari-mutuel tax structure changed effective July 1, 1994, as a result of amendments adopted by the Florida Legislature in the 1994 Regular Session. The various taxes applicable to the Fronton are as follows:

         1. Tax on Handle: Effective July 1, 1994, the tax rate established by the State of Florida was amended to a rate of 5% on handle in excess of $30,000 per day where the live handle for such jai-alai fronton has been less than $15 million during the preceding state fiscal year. Effective
                  July 1, 1996, the pari-mutuel tax rate was reduced from 5%
                  to 4.25% at the Ft. Pierce and Ocala Frontons and from 5% to 3.85% at the Miami Fronton. However, the Pari-Mutuel Law also provides that, should casino gaming be conducted at a jai-alai fronton (i.e., assuming an amendment to the Florida Constitution is adopted), the tax rate will return to 7.1% as it was under the pre-amended statute. When a fronton has paid a total of admissions tax, daily license fee and tax on handle for live performances in excess of the tax revenues from wagering on live jai-alai performances paid by the fronton in fiscal year 1991-1992, the tax on Handle for live jai-alai wagering drops to 3.3%, with no exception.

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

                  In 1997, Miami Jai-Alai (Miami) and Tampa Jai-Alai incurred and had available 1998 pari-mutuel tax credits of $1,606,051 and $935,521, respectively. During 1998, Miami utilized tax credits of $509,714 over two eligible months of operation. Tampa Jai-Alai which discontinued live operations following its July 4th, 1998 performances, utilized pari-mutuel tax credits of $13,940.

                  Miami was entitled to carry over the unused 1998 credits to 1999 and had an additional credit of $1,330,864 available for recovery, representing the full amount of taxes incurred in 1998. Miami's tax credits carried forward into 1999 were $2,427,201. Miami had a loss from operations totaling $(646,894) for 1999 and has unused credits totaling $2,502,200 at December 31, 1999.

         2. Breaks Tax -- Jai-alai permit-holders must pay a tax equal to the "breaks." The "breaks" are that portion of each pari-mutuel pool, computed by rounding down to the nearest multiple of $.10, which is not re-distributed to the contributors or withheld by the permit-holder as takeout (commission). Breaks tax amounts may be retained, however, by the jai-alai permit-holder for special prize awards.

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


REAL ESTATE DEVELOPMENT

         In November, 1997, the Company entered into a new business - - residential real estate development described below. The following paragraphs outline the background and the Company's approach going forward as to management and use of the assets acquired. On November 26, 1997, the Company acquired substantially all of the assets of Interstate Capital Corporation ("Interstate"), a wholly-owned subsidiary of Freedom Financial Corporation ("Freedom"). The assets consisted of certain improved and partially - improved commercial properties and a residential real estate development called Tara Club Estates (collectively, the "Properties"), all of which are situated in Loganville, Walton County, Georgia. As consideration for the purchase, the Company paid Interstate $6,373,265 as follows: (i) the Company issued to Interstate 2,084 shares of Series F 8% Convertible Preferred Stock (the "Series F Preferred Stock") at a stated value of $1,000 per share (convertible into the Company's common stock ("Common Stock") on the basis of 296.6689 shares of the Company's Common Stock for each $1,000 of stated value of the Series F Preferred Stock), (ii) the Company assumed $1,081,102 of first mortgage promissory notes to lenders secured by a portion of the properties purchased, and (iii) the Company canceled $3,208,163 owed by Freedom to the Company.

         The Company's real estate development activities comprise a separate segment of its operations. The Company has engaged the services of a professional real estate management and marketing company to assist with the evaluation of the market potential, assess competitive factors in the Atlanta/Walton County market, and to develop an advertising and marketing program for the sale of the developed residential and commercial property.

         These Properties consist of over 100 fully developed, and 150 partially-developed, single-family residential home sites, a swim and tennis club facility, and 23 acres of commercial property. Eighty Four home sites have been sold to individuals and builders.

As of December 31, 1999, a total of seventy four homes have been sold or are under construction, having an aggregate market value of approximately $20,000,000. The sites are presently selling at an average price in excess of $45,000 per site. Before the acquisition of the Properties by the Company, thirty-nine homes, having an aggregate value of about $10,000,000, had been constructed and sold at an average price of $250,000. The Properties are located on the east side of Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits. Located in western Walton County, Georgia, the Properties are approximately three miles east of the Gwinnett County/Walton line. Gwinnett County is inside the fifteen county region which makes up Metropolitan Atlanta. The population of the Atlanta area is now over four million residents and is continuing to increase. Gwinnett County is located in the Northeast section of Metropolitan Atlanta, and is one of the fastest growing counties in the United States. It has doubled its population in the last ten years, and now has more than 350,000 residents. For the calendar year of 1999, Walton County Georgia was the fifth fastest growing county in the state of Georgia.

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

         POTENTIAL DILUTION AND MARKET IMPACT FROM OUTSTANDING CAPITAL STOCK AND OPTIONS. As of March 27, 2000, the Company had 6,066,816 shares of Common Stock issued and outstanding. In addition, as of that date, 1,190,000 shares of Common Stock were issuable upon the exercise of outstanding options, and additional shares of Common Stock were issuable upon the conversion of outstanding shares of Series A, Series B, Series E, and

Series F preferred stock at a conversion price based on the market price of the Common Stock. The voting power of each holder of Common Stock would be diluted by the issuance of additional shares of Common Stock. Moreover, the prevailing market price for the Common Stock may be materially and adversely affected by the addition of a substantial number of shares of Common Stock into the market or by the registration under the Securities Act for the sale of the shares offered thereby. Moreover, if the prevailing market price is materially adversely affected by the addition of shares of Common Stock into the market, the number of shares of Common Stock issuable upon the conversion of shares of preferred stock will increase; as the number of shares increases upon conversion, the prevailing market price would become further depressed as the shares of Common Stock are added to the market.

         Of the approximately 6,066,816 shares of Common Stock issued and outstanding as of March 27, 2000, persons who may be deemed "affiliates" (as that term is defined under the Securities Act) of the Company or who acquired the shares in a transaction exempt from registration under the Securities Act since March 25, 1995, hold approximately 2,979,777 shares ("Restricted Shares"), which may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. For additional information with respect to the Restricted Shares, see "ITEM 5. Market for Common Equity and Related Stockholder Matters."

         POTENTIALLY VOLATILE STOCK PRICE. The price of the Common Stock on the NASDAQ SmallCap Market in the past two years has shown significant volatility. During 1998 the price of the Common Stock ranged between $.41 and $3.00 and during 1999 the price of Common Stock ranged from $.50 and $2.00. Factors such as the Company's operating results or other announcements by the Company or its competitors may have a significant impact on the market price of the Company's securities. On August 21, 1998, the Company's common stock was de-listed from the Nasdaq Small-Cap Market and the stock is now traded on the Over-the-Counter -- Bulletin Board.

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

         MANAGEMENT OF GROWTH AND RESTRUCTURING. Since the change in management of the Company in March 1993, the Company has substantially expanded its operations. In 1996, the Company acquired three new jai-alai facilities and in 1997 the Company acquired a real estate development near Atlanta, Georgia. For most of 1998 the Company's working capital position was negatively impacted. The Company has completed a major part of its strategic plan to improve its' working capital and achieve profitability. During 1998, and early 1999, the Company completed the sale of the Tampa facility and sold other excess property located near the Miami Fronton but not needed in its day-to-day operations for an aggregate cash consideration for both properties of $12,455,000. These real estate sales reduced the Company's over-all debt level, thereby reducing interest expense and other operating expenses. The Tampa facility --- which was the only facility out of four which was losing money, at the operating level, was also closed.

These actions, along with substantial operational cost reductions, and the new Jai-alai Tax relief bill have significantly improved the Company's operating cash flow and operating efficiencies.

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

         CONTROL OF THE COMPANY. As of March 27, 2000, W. Bennett Collett, Chairman and Chief Executive Officer of the Company, beneficially owned or controlled directly and by proxy an aggregate of 2,775,446 shares (45.8%) of the Company's issued and outstanding shares of Common Stock (including 2,072,149 shares (34.2%) beneficially owned by Freedom, with respect to which Mr. Collett disclaims beneficial ownership), and including 703,297 shares (11.6%) owned by a wholly-owned subsidiary of the Bank of Oklahoma. Mr. Collett, as CEO of the Company, pursuant to the terms of a Consent Order entered into between the Florida Department of Business and Professional Regulation, Florida Gaming Centers, Inc. and the Bank of Oklahoma, is vested with the continuing voting rights for 703,297 shares (11.6%) of the Company's issued and outstanding shares of common stock. Mr. Collett is and will be able to exert considerable influence over the election of the Company's directors and the outcome of corporate actions requiring stockholder approval.

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

         ANTITAKEOVER EFFECTS OF CERTAIN INSTRUMENTS, AGREEMENTS OF THE COMPANY, AND LAWS. The Company's certificate of incorporation and bylaws, certain contracts to which the Company is a party, the Delaware General Corporation Law and Florida gaming laws contain provisions that could delay or prevent a transaction that results in a change of control of the Company or discourage a tender offer or other plan to restructure the Company favored by a significant portion of the Company's stockholders. For example, the Florida laws require that before any person or entity can legally acquire a 5% or greater equity interest in the Company, such person or entity must receive prior approval of the State of Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering.

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

         CONSTRUCTION RISKS. The Company anticipates that its prospective gaming ventures may often include the construction of additional facilities. The Company's cost estimates and projected completion dates for construction of facilities may change significantly as the projects progress. In addition, the Company's development projects could entail significant construction risks, including shortages of materials or skilled labor, unforeseen environmental or engineering problems, work stoppages, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on the projects and could delay their scheduled openings.

ITEM 2. DESCRIPTION OF PROPERTY.

         Set forth below is a brief description of the Frontons:

                              Number         Size of        Number
                              of             Building       of
         Location             Acres          Sq. Ft.        Gaming Seats
         --------             -----          -------        ------------

         Ft. Pierce            137.00         80,000        2,150
         Miami                  12.51        165,000        4,389
         Ocala                  47.98         63,000        1,774
                              -------        --------       -----
                 Totals        197.49        308,000        8,313
                              =======        ========       =====


         On February 18, 1999, the Company sold to an unaffiliated purchaser
12.99 acres of commercial property located near its Miami, Florida Fronton for $3,414,707 cash net of related expenses. Approximately 80% of the property sold was used for parking automobiles when the fronton first opened. However, all but two acres of the parking space was no longer needed. There were no structures on the remaining acreage sold. The Company leased back from the purchaser approximately two acres of the property for over-flow parking for a term of four years at a rental of $5,508 per month.

         The Company's Miami fronton, near Miami International Airport, was built in 1926 and most recently remodeled in 1982. In addition to its jai-alai auditorium, the fronton has a restaurant overlooking the jai-alai court, a banquet room, four television lounges and a 12,000 square foot low-stakes card room that can accommodate 80 poker and dominoes tables. Parking facilities at the Miami fronton (including on-street parking) accommodate 2,000 cars.

         The Company's Ocala fronton, completed in 1973, is situated on a 48 acre site midway between Ocala and Gainesville in north-central Florida. It has seating for 1,774 people and a total capacity for spectators of approximately 3,800. Parking facilities at the Ocala fronton accommodate approximately 1,100 cars.

         Fort Pierce is a coastal community in St. Lucie County, Florida approximately 110 miles north of Miami. The Fort Pierce fronton, completed in 1974, is located approximately one mile from an exit on the Florida Turnpike, two miles from an exit on Interstate Highway 95 and five miles west of U.S. Highway 1. The Florida Turnpike is the primary route between South Florida and Orlando. The Fort Pierce fronton is situated on a thirty five acre site and its parking facilities accommodate approximately 2,000 cars.

         All of the Company's frontons have pari-mutuel windows, liquor bars and concession stands.

         Substantially all of the Company's real estate associated with the frontons (excluding 102 acres contiguous to the Fort Pierce fronton discussed below) provides collateral for the $1,066,855 balance remaining on the original $7,000,000 secured promissory note and mortgage issued by the Company in connection with purchase of the frontons on January 1, 1997.

         In January 1995, the Company acquired five parcels of land encompassing approximately 102 acres contiguous to the Fort Pierce fronton property. For a description of the long-term debt secured by this property, see Note I to the Company's financial statements included in this Form 10-KSB. The Company plans to sell or develop (with a joint venture partner) these properties in the near future.(See Note J for a description of other real estate owned)

ITEM 3. LEGAL PROCEEDINGS.

         On December 31, 1996, Florida Gaming Centers, Inc. ("Centers"), a wholly-owned subsidiary of the Company, entered into a Consulting and Noncompetition Agreement with Richard P. Donovan, (the "Donovan Contract") a copy of which was filed as Exhibit 10.2 to the Company's Report on Form 8-K dated as of December 31, 1996 and is incorporated herein by reference. The Donovan Contract required Centers to pay Donovan $20,000 per month for sixty months, to pay Donovan's life insurance premiums of $14,000 per year for five years, and to grant Donovan a five option to purchase 50,000 shares of the Company's common stock at a price equal to the market value of the shares on December 31, 1996.

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

SUIT SETTLED

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

         On December 31, 1996, Centers entered into a Consulting and Noncompetition Agreement with Roger M. Wheeler, Jr., (the "Wheeler Contract") a copy of which was filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated as of December 31, 1996 and is incorporated herein by reference. The Wheeler Contract required Centers to pay Wheeler $8,333 per month for sixty months commencing January 1997, to pay Wheeler $4,167 per month for sixty months commencing January 2002, to grant Wheeler a five option to purchase 25,000 shares of the Company's common stock at a price equal to the market value of the shares on December 31, 1996 and to elect Wheeler and one person designated by him to the Company's board of directors for ten years.

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

SUIT SETTLED

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

SPECTOR ENTERTAINMENT GROUP, INC.

         The Company is a defendant in a law suit filed during 1999 alleging breach of contract and breach of the implied covenant of good faith and fair dealing. The case concerns a dispute over the plaintiff s (Spector Entertainment Group, Inc.) alleged rights under a satellite broadcast agreement with Florida Gaming's predecessor in interest, WJA Realty Limited Partnership. The Plaintiff seeks damages in an unspecified amount. The Company believes the allegations lack merit and intends to defend the action vigorously.

OREZ LTD.

          The Company is also a defendant in another law suit filed in 1999 seeking the issuance of 122,579 shares of Company common stock, interest, costs and liquidated damages of $305,000 to over $2,000,000. The Plaintiff (Orez, Ltd.) is a private investment company who purchased 150 shares of the Company Series C Preferred Stock for $150,000 on December 19, 1996. The stock was issued to Orez pursuant to the terms an conditions of the Certificates of Designation. During 1998 and early 1999, Orez tendered its Notice of Conversion seeking to be issued 302,024 shares of common stock upon conversion of its Preferred Stock. The Company refused to honor the Notices of Conversion because among other things, Orez did not comply with the conversion formula in preparation of such notices. The Preferred Subscription Agreement provides a schedule of liquidated damages of up to $1,000 per day. The Company will defend the claim and will seek to have the liquidated damages provision held unenforceable as a penalty. It is likely the Company will be required to issue about 13,782 additional common shares to Orez in connection with this controversy.

SUMMER JAI-ALAI PARTNERSHIP

As part of the purchase of the assets of World Jai-Alai ("WJA"), in January, 1997, Florida Gaming Centers, Inc. ("Centers") acquired a 21% interest in the Summer Jai-Alai

("SJA") partnership. One of the purposes of the partnership was to operate a summer jai-alai season at the Miami Jai-Alai facility. Disputes arose between Centers and the other SJA Partners as to the rights and obligations under the various agreements governing summer jai-alai and its day to day operations by Centers. The disputes were based on the other summer partners' failure to pay certain accrued expenses and losses, and Center's method(s) of operation. As a result of the inability to reach an amicable settlement of these issues, Centers filed suit against the SJA Partners in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida in Case No. 97-16271-CA30.

SETTLEMENT AGREEMENT

On June 11, 1998, Centers, entered into a into a settlement Agreement with the other SJA Partners (Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors). The Agreement contains the following provisions:

        - Centers maintained the right to operate Summer Jai-Alai from May 1, 1998 through November 28, 1998 and the option to run during May and June of 1999 at its own risk and for its own benefit. Centers agreed to hold the SJA harmless for any and all losses or liabilities that may be incurred;
        - If net profits from operating the 1998 Summer Season exceeded $250,000, Centers agreed to pay a total of $50,000 to the other SJA Partners;
        - All amounts owed to the State of Florida by SJA were to be paid by Centers;
        - All ITW amounts due to Flagler Greyhound were to be paid by Centers before September 30, 1998;
        - All claims and counterclaims of Centers and SJA contained in the lawsuit were dismissed with the exception of the broadcast and reception of the respective ITW signals. These issues are to be resolved or litigated at a later date;
        - The parties agreed to meet on or before December 31, 1998 to determine the operational dates or parameters for the 1999 Summer Season.

As a result of the December, 1998 meeting, the parties agreed to a continuation of the June 11, 1998 agreement with the following modifications:

        - Centers maintains the right to operate Summer Jai-Alai from May 1, 1999 through November 30, 1999 and May and June of 2000 at its own risk and for its own benefit. Centers agrees to hold the other partners in SJA harmless for any and all losses or liabilities that may be incurred.
        - For the aforementioned benefits, including the benefits derived from the operation of the 1998 Summer Season, Centers will pay each of the other SJA Partners (Hollywood, Flagler and Biscayne) the sum of $65,000 in three installments of $21,667, with the first payment was due upon execution of the agreement and subsequent payments on June 1, 1999 and July 20, 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's 1999 Annual Meeting of Shareholders held on December 20, 1999, the following actions were taken:

         The following directors were elected for terms of office expiring in 2000:

                                               VOTES                             BROKER
           VOTES             VOTES FOR:        WITHHELD      ABSTENTIONS*        NON-VOTES*

W. Bennett Collett           3,403,270          5,685             N/A                 N/A

Robert L. Hurd               3,404,054          4,890             N/A                 N/A

W. B. Collett, Jr.           3,404,010          4,945             N/A                 N/A

George Galloway, Jr.         3,404,000          4,955             N/A                 N/A
Roland M. Howell             3,403,963          4,992             N/A                 N/A

Timothy L. Hensley           3,404,000          4,955             N/A                 N/A

         *Pursuant to disclosures in the Proxy Statement, proxies received by management were voted, unless authority was withheld, in favor of the election of the six nominees named.

         The following summarizes the voting to ratify the appointment of King & Company PSC as the Company's auditors for the year ended December 31, 1999:


                                                    VOTES             ABSTEN-        BROKER
                                    VOTES FOR      WITHHELD            TIONS        NON-VOTES
                                    ---------      --------          ---------     ----------

King & Company PSC                  3,396,515           29,933          None           None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock was traded on the NASDAQ SmallCap Market under the trading symbol "BETS" until August 21, 1998, at which time it was delisted. The Common Stock traded on the pink sheets from August 22, 1998 until July 28, 1999. On July 29, 1999 the Common Stock began trading on Over the Counter - Bulletin Board.

         The following table shows the high and low bid prices for the Common Stock for the period January 1 to August 21, 1998. Bid prices were not available from August 21, 1998 to July 28, 1999. The bid prices reflect inter dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. Actual sales prices are shown for the periods from August 21, 1998 to July 28, 1999. The table shows then the high and low bid prices from July 29, 1999 to December 31, 1999.



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
         For the Period:
                  July 1 to August 21                1 3/8             17/32
                  August 22 to Sept 30               1*                 7/16*
         For the Quarter Ended:

                  December 31                        1 3/8*            13/32*

         * Represents actual sales prices.

1999:                                                HIGH              LOW
         For the Quarter Ended:
                  March 31, 1999                     1 7/8*            7/8*
                  June 30, 1999                      1 1/2*            1/2*
         For the Period:
                  July 1 to July 28                    7/8*            1/2*
                  July 29 to Sept 30                 2                 5/8
         For the Quarter Ended:
                  December 31                        1 7/16           15/16

         * Represents actual sales prices.

         As of March 27, 2000 , the Company had approximately 4,800 holders of record of its Common Stock.

         Of the 6,066,816 shares of Common Stock outstanding as of March 27, 2000, persons who may be deemed "affiliates" of the Company or who acquired the shares in a transaction exempt from registration under the U. S. Securities and Exchange Act ("the "Securities Act") hold approximately 2,979,777 shares ("Restricted Shares"), which may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. Of these Restricted Shares, 703,297 shares of Common Stock have been held by the holder for over one year and are thus available for sale in the public market subject to the volume and other limitations of Rule 144, and may be subject to approval by the State of Florida. Freedom, the holder of 1,775,480 Restricted Shares, has demand registration rights for its shares. Freedom has pledged a total of 1,650,000 Shares of Common Stock to secure loans to Freedom, including the pledge of 1,400,000 shares to one bank, 200,000 shares to another bank, and the pledge of 50,000 shares to a director of the Company. The Company has registered a total of 1,029,480 shares of Common Stock for resale by and for the account of any bona fide pledge of the Common Stock by Freedom. The Restricted Shares (1,775,480 shares) have been held by Freedom for over one year and are thus available for sale in the public market, subject to the volume and other limitations of Rule 144.

         In general, under Rule 144 a person (or person whose shares are aggregated) who has beneficially owned Restricted Shares for at least one year, including a person who may be deemed an affiliate of the Company, is entitled to sell within any three-month period up to that number of shares of Common Stock that does not exceed the greater of 1% of the then-outstanding shares (approximately 60,668 shares) of Common Stock of the Company or up to the number of shares equal to the average weekly trading volume of the Common Stock on the Over-the-Counter Market during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain restrictions relating to manner of sale, notice, and the availability of current public information about the Company. A person who has not been an affiliate of the Company at any time during the 90 days preceding a sale and who has beneficially owned shares for at least two years could be entitled to sell such shares without regard to the volume limitations, manner of sale provisions and other requirements of Rule 144.

         The Company has issued a total of 1,040,000 stock options to purchase comon stock of the Company to current or former directors and officers and to certain key employees. These option shares have not been registered by the Company for sale in the public market.

         THE COMPANY HAS FOUR ISSUES OF CONVERTIBLE PREFERRED STOCK OUTSTANDING AS OF DECEMBER 31, 1999. A COMPLETE DESCRIPTION AND SUMMARY OF THE CONVERTIBLE PREFERRED STOCK IS SET FORTH IN "ITEM 7. FINANCIAL STATEMENTS - NOTE B.

         Sales of a substantial number of shares of Common Stock, including following conversion of shares of the Company's preferred stock or pursuant to Rule 144, or a registered offering, could adversely affect the market price of the Common Stock, increase significantly the number of shares of Common Stock issuable upon the conversion of the Company's preferred stock, the conversion rates which are related to the prevailing market price, and make it more difficult for the Company to sell equity securities in the future at a time and price that it deems appropriate.

         The Company has never paid any cash dividends on its Common Stock and currently anticipates that earnings will be retained for use in its operations. The Company is not contractually restricted from paying dividends on its Common Stock, however, it does not intend to pay any cash dividends on its Common Stock in the foreseeable future. Any future determination as to cash dividends will depend on the earnings and financial position of the Company, as well as any legal restrictions and such other factors as the Board of Directors many deem appropriate.

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

RESULTS OF OPERATIONS

FISCAL YEAR 1999 COMPARED WITH FISCAL YEAR 1998

 During the twelve months ended December 31, 1999, the Company's operations reflects twelve months operation of live jai-alai performances at the Miami facility. The Ft. Pierce Fronton conducted live jai-alai performances January through April, 1999, and the Ocala facility conducted live performances from June 4, 1999 to August 28, 1999. A year-round schedule of Inter-Track Wagering ("ITW") was also conducted at the Ft. Pierce and Ocala facilities. The Miami location offers limited ITW product due to blackouts imposed as a result of its close proximity to other South Florida pari-mutuels. The Miami facility, simulcasts its live jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, and most of Central America. The Miami fronton also operates six months of each year under the Summer Jai-Alai Partnership Agreement ("SJA"). (See "ITEM 1. Description of Business".)

COMPARISON DEFINITION

         THE FOLLOWING ANALYSIS OF HANDLE, REVENUES, ATTENDANCE, OPERATING EXPENSES AND GENERAL & ADMINISTRATIVE EXPENSES IN THIS PART OF THE REPORT COMPARES FIGURES FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999 TO FIGURES FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998, FOR THE THREE PARI-MUTUEL FACILITIES PRESENTLY OPERATING--- MIAMI, FT. PIERCE, AND OCALA. THE TAMPA FACILITY WAS SOLD IN NOVEMBER, 1998, AND ALL OPERATIONS CEASED AT THAT TIME. AS A RESULT OF AN AMENDED AGREEMENT WITH THE SUMMER JAI-ALAI PARTNERS, SUMMER JAI-ALAI (SJA) WAS OPERATED 100% BY THE COMPANY FOR THE YEAR 1999. FOR COMPARISON PURPOSES, HANDLE, REVENUES, ATTENDANCE, OPERATING EXPENSES, AND GENERAL & ADMINISTRATIVE EXPENSES INCLUDE SJA FIGURES FOR 1999 SINCE SJA WAS OPERATED 100% BY THE COMPANY. THESE FIGURES DO NOT INCLUDE THE HANDLE, REVENUE, OR EXPENSES FOR THE MIAMI FACILITY FOR THE PERIOD FROM MAY 1, 1998 THROUGH NOVEMBER 28, 1998 SINCE THIS WAS OPERATED SEPARATELY UNDER THE SJA PERMIT PERIOD. Accordingly, the numbers in this analysis may not necessarily agree with accompanying financial statements.

HANDLE ANALYSIS

         Total Handle (amount of money wagered) for the twelve months ended December 31, 1999 was $122,965,826 of which $53,150,000 was wagered on live jai-alai, $15,401,000 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting, and $54,414,000 was wagered on inter-track guest signals carried at the Company's three frontons.

         Total Handle for the twelve months ended December 31, 1998 was $86,627,522 of which $23,626,220 was wagered on live jai-alai games and $14,461,358 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting. The aggregate amount wagered on inter-track guest signals carried at the Company's frontons was $48,539,944.

HANDLE INCREASES AND DECREASES

         Total handle for the twelve months ended December 31, 1999 was $122,965,826. This figure represents a net increase for the same period in 1998 of $36,338,304 (42%). This net increase is explained as follows:

         1.       Live handle increased from $38,087,578 in 1998 to $68,551,487 for the same period in 1999, ---an increase of $30,463,909 (80%).
         2.       ITW handle increased from $48,539,944 in 1998 to $54,414,339 for the same period in 1999, ---an increase of $5,874,395
                  (12%).

         The over-all increase is attributable to an increase in live jai-alai attendance, handle and from operating under the SJA permit 100% for the benefit of Miami Jai-Alai.

PARI-MUTUEL REVENUES

         Pari-mutuel revenues for the year ended December 31, 1999 were $15,128,498 compared to pari-mutuel revenues of $10,751,554 for the same period in 1998, an increase of $4,376,944 or 40.7%. Revenues for the twelve months ended December 31, 1999, consisted of $9,942,729 from live and simulcast jai-alai wagering and $5,185,769 from inter-track guest commissions.

         Pari-mutuel revenues for the year ended December 31, 1998 were $10,751,554. Revenues for the year ended December 31, 1998, consisted of $6,371,721 from live and simulcast jai-alai wagering and $4,379,832 from inter-track guest commissions. These numbers do not include revenues for the Miami facility for the SJA season from May 1, 1998 through November 28, 1998. During the 1998 SJA season the Company operated the fronton under the SJA permit pursuant to an operating agreement with SJA dated June 11, 1998 which allowed the Company to operate the SJA permit for its own account.

         Card room revenue for the Miami Crystal Card Room for the twelve months ended December 31, 1999 was $440,281 compared to Miami Crystal Card Room revenues of $238,773 for the same period in 1998.

         Admissions income, net of state taxes, for the year ended December 31, 1999, was $296,429, net of state taxes, compared to $257,346 for the year ended December 31, 1998. Program revenue for the year ended December 31, 1999, increased $13,940 to $414,854 from $400,914 for the year ended December 31, 1998.

         Attendance for live jai-alai performances and ITW performances was approximately 759,435 for the year ended December 31, 1999, compared to 574,170 for the same period in 1998. The year 1999 includes Summer Jai-Alai since the Company operated 100% and 1998 did not include Miami from the period May 1, 1998 through November 28, 1998.

         Food and beverage income increased $230,820 to $1,489,007 for the year ended December 31, 1999, compared to $1,258,187 for the year ended December 31, 1998.

OPERATING EXPENSES

          The Company's operating expenses for the year ended December 31, 1999 were $16,617,700 increasing $3,734,301 from $12,883,399 in 1998. The reason for the increase is the Company operated the SJA permit during the 1999 SJA season 100% for its own account.

         Operating payrolls and related costs totaled $3,150,000 and $2,963,009 respectively, for the years ended December 31, 1999 and 1998. This figure excludes player payroll costs, bar restaurant, and concession payroll costs. The $3,150,000 consisted of $1,194,339 in mutuels payroll, $825,001 in maintenance/janitorial payroll, $737,629 in security payroll, $302,441 in office payroll, and $90,590 in admissions payroll. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the year ended December 31, 1999, for all three facilities totaled $3,920,289 compared to $3,704,545 for the same period in 1998.

         Repairs and Maintenance expenses for the twelve months ended December 31, 1999, totaled $416,291 compared to $435,683 for the same period in 1998.

         Rental and service costs for totalizator wagering equipment also represent a significant portion of operating expenses. These expenses totaled $571,863 for the year ended 1999, and $498,012 for the year ended December 31, 1998.

         Programs expense totaled $331,307 for the year ended December 31, 1999 and $364,853 for the year ended December 31, 1998.

         Card Room payroll costs totaled $215,333 and other card room operating costs totaled $107,076 for the twelve months ended December 31, 1999. Card room payroll costs totaled $104,726 and other card room costs were $61,508 for the same period in 1998.

         Depreciation and amortization expense for the twelve month period ended December 31, 1999 was $733,017 compared to $761,032, for the same period in 1998.

         Utilities expense totaled $662,673 for the year ended December 31, 1999 compared to $739,719 for the year ended December 31, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's general and administrative expenses were $3,724,219 for the twelve months ended December 31, 1999, compared to $3,462,621 for the twelve-months ended December 31, 1998.

         Comparisons of significant categories of general and administrative expense for 1999 versus 1998 are as follows: Executive payroll and related costs were $496,917 in 1999, compared to $543,596 in 1998. Professional fees were $578,615 in 1999 compared to $497,618 in 1998. Consulting fees increased to $746,189 in 1999 compared to $524,400 in 1998. Travel and entertainment expense in 1999 totaled $295,910 compared to $277,230 in 1998. Telephone and other data line charges increased $12,988 to $224,685 in 1999 compared to $211,697 in 1998. Property and other taxes decreased significantly to

$560,039 in 1999 from $673,857 in 1998. The decrease was attributable to the sale of the Tampa facility excess property in Miami.

          Interest expense totaled $881,453 in 1999 compared to $780,952 in 1998.

OTHER INCOME AND EXPENSE

Other income for the year ended December 31, 1999, was $3,852,281 compared to $1,131,145 for the same period in 1998. The increase is primarily due to SJA operations & tax credits.

Residential lot sales at Tara Club Estates totaled $775,500, an average sales price of $45,000 per lot for a total of 17 lots sold. These lots sales produced a net income of $414,102, which is included in other income.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $2,525,686 at December 31, 1999. The Company had a decrease in working capital of approximately $650,000 during the year ended December 31, 1999. The decrease in working capital is largely due to several long term liabilities becoming current liabilities in 1999.

Net cash provided by the Company's operations totaled $644,461 for the year ended December 31, 1999.

Net cash provided by investing totaled $2,802,003.

During 1999, net cash used in financing activities totaled $2,056,908. The Company paid off $1,896,968 of long term debt during 1999.

On February 19, 1999 the Company sold excess commercial real estate near the Miami Jai-Alai Fronton for $3,568,000. The Company paid $1,500,000 of the proceeds received from the sale to the Bank of Oklahoma. As of the date of this report, the Company owes the Bank of Oklahoma, $1,066,855 - - - down from over $7,000,000 at the beginning of 1998.

During the twelve month period from February 20, 1998 to February 20, 1999, the Company sold the Tampa facility (which was losing money) and other excess real estate for an aggregate of over $12,500,000. As a result of these transactions and the change in tax laws, the Company was returned to profitability and its balance sheet was dramatically improved.

The Company's cash flow is currently adequate to meet its' debts and other obligations as they come due.

The Company received an unqualified opinion from its public accounting firm on its financial statements for the years ended December 31, 1999 and December 31, 1998.

ITEM 7. FINANCIAL STATEMENTS

         LIST OF FINANCIAL STATEMENTS FILED.  See accompanying
     Financial Statements:

                  Balance Sheets as of December 31, 1999 and 1998.

                  Statements of Operations for the years ended December 31, 1999 and 1998.

                  Statement of Changes in Stockholders' Equity for the two years ended December 31, 1999 and 1998.

                  Statements of Cash Flows for the years ended December 31, 1999 and 1998.

                  Notes to Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not Applicable

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the Company's executive officers and directors as of the Record Date:

                                                                      DIRECTOR  OR
                                                                      EXECUTIVE OFFICER
            NAME          AGE      POSITION WITH THE COMPANY          SINCE
            ----          ---      -------------------------          -------------------

W. Bennett Collett        67       Chief Executive Officer,            1993
                                   Director and Chairman

Robert L. Hurd            60       President and Director              1993

W. Bennett Collett,       44       Executive Vice President,           1993
Jr                                 Secretary and Director

Timothy L. Hensley        44       Director                            1997

George  Galloway, Jr      66       Director                            1994

Roland M. Howell          84       Director                            1995


         W. BENNETT COLLETT has served as Chairman of the Board, Chief Executive Officer and a director of Freedom Financial Corporation ("Freedom") since its formation in 1985. Freedom was a bank holding company until January, 1988 when it sold its banking subsidiaries. Mr. Collett has served as Chairman and director of Freedom Holding, Inc. ("Holding") since its formation in December 1992. Holding's sole business currently is to hold shares of Freedom. Mr. Collett has been involved in the management of banking and financial service companies for over 23 years, having been a principal of ten commercial banks. For 14 years Mr. Collett was a principal shareholder and chief executive officer of various banks and finance companies in Alabama, Arkansas, Georgia, Indiana and Missouri ranging in asset size from $1,000,000 to $250,000,000.

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

         W. BENNETT COLLETT JR. served as President of Freedom from 1988 to 1989. Since August 1989, Mr. Collett has served as Executive Vice President of Freedom. He has been a director of Freedom since its formation in 1985 and a director of Holding since April 20, 1998. He presently serves as Secretary and Treasurer of Holding. Mr. Collett is responsible for directing the Company's gaming operations (live jai-alai performances and inter track wagering). Mr. Collett was appointed to the Company's Board of Directors on August 9, 1994. W. Bennett Collett Jr. is the son of W. Bennett Collett.

         TIMOTHY L. HENSLEY served Freedom from 1988 to June 1998, in various capacities, including Executive Vice President, Treasurer and Director. Mr. Hensley was appointed to the Company's Board of Directors in February, 1997. Mr. Hensley served as Executive Vice President, Treasurer and Chief Financial Officer of the Company from 1993 until he resigned in June 1998 to accept a position as Chief Financial Officer of Park Trust Development, a residential and commercial real estate development company.

         GEORGE W. GALLOWAY JR., M.D. has been a self-employed physician since 1958 and has served as the medical director of the emergency room at Kennestone Hospital in Marietta, Georgia since 1983.

         ROLAND M. HOWELL was employed in hotel management for over thirty years. He owned and operated hotels in Florida for approximately twenty years before his retirement in 1969. He is currently a private investor with interests primarily in municipal bonds, stocks, and real estate.

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

         To the Company's knowledge, based solely on a review of the copies of such reports and certain representations furnished to the Company, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 10.  EXECUTIVE COMPENSATION

CASH COMPENSATION.

         The following table sets forth all cash compensation paid by the Company for the fiscal years ended December 31, 1999, 1998, and 1997 to W. Bennett Collett, W. Bennett Collett, Jr. (W. B. Collett, Jr.), Daniel Licciardi and Robert L. Hurd. W. Bennett Collett received no cash compensation from the Company from the time he began service as an executive officer on March 31, 1993 through December 31, 1995.

                                     SUMMARY COMPENSATION TABLE

                                    ANNUAL                           LONG TERM
                                 COMPENSATION                      COMPENSATION
                            -----------------------        ----------------------------
NAME AND PRINCIPAL          FISCAL                         OPTIONS/          ALL OTHER
 POSITION                   YEAR          SALARY           SARS            COMPENSATION

W. Bennett Collett          1999         $       *          460,000          -0-
Chairman of the             1998                 *            -0-            -0-
Board and Chief             1997           237,000          165,000          -0-
Executive Officer

Robert L. Hurd              1999         $      **           85,000          -0-
President and               1998                **            -0-            -0-
Director                    1997            84,876           40,000          -0-

W. B. Collett, Jr           1999          $189,000          210,000          -0-
Executive Vice              1998           154,500            -0-            -0-
President and               1997           165,500           40,000          -0-
Director

Daniel Licciardi            1999          $114,667           45,000          -0-
Executive Vice              1998            92,500            -0-            -0-
President-Pari-             1997            93,308            -0-            -0-
Mutuels Manager


* During the first eight months of 1997, Mr. Collett received monthly salary payments aggregating $237,000. In September, 1997, the Company discontinued the salary payments to Mr. Collett and began paying $30,000 per month to Freedom Financial Corporation in lieu of paying a salary to Mr. Collett. The payments to Freedom Financial Corporation totaled $120,000 in 1997 and $360,000 in 1998, and 1999. Mr. Collett is Chairman of the Board and Chief Executive Officer of Freedom Financial Corporation. There is no written employment or consulting agreement between the Company and Freedom Financial Corporation.

** During the first ten months of 1997, Mr. Hurd received monthly salary payments totaling $84,876. In November, 1997, the Company discontinued salary payments to Mr. Hurd and began paying an average of $5,500 per month to Freedom Financial Corporation in lieu of paying a salary to Mr. Hurd. The payments to Freedom Financial Corporation totaled $17,500 in 1997 and $66,000 in 1998. The payments to Freedom Financial Corporation totaled $96,000 in 1999. Mr. Hurd is President of Freedom Financial Corporation. There is no written employment or consulting agreement between the Company and Freedom Financial Corporation.

DIRECTOR COMPENSATION

         The Company currently pays its non-management directors, Timothy L. Hensley, Dr. George W. Galloway, Jr., and Roland M. Howell a $500 monthly fee.
W. Bennett Collett, W. B. Collett, Jr., and Robert L. Hurd receive no directors fees.

STOCK OPTIONS

         On August 9, 1994, the Company adopted a Directors' Stock Option Plan pursuant to which each current and future director of the Company will receive an option to purchase 25,000 shares of Common Stock. All options previously granted pursuant to the Directors' Stock Option Plan were canceled effective November 2, 1998.

         On February 26, 1997, the Company adopted a Directors' Continuing Stock Option Plan that provides that every director will be granted an option to purchase 10,000 shares of common Stock for each full or partial year that such director served as such before January 1, 1997 and for each full year as a director after December 31, 1996. All options previously granted pursuant to the Directors' Continuing Stock Option Plan were canceled effective November 2, 1998.

         On February 9, 1999, the Board of Directors rescinded the Company's Directors Stock Option Plan, which was adopted in 1994, and the Company's Directors Continuing Stock Option Plan, which was adopted in 1997. On the same date, the Board of Directors adopted a new Directors and Officers Stock Option Plan. On February 11, 1999 options were granted to each director, including W. Bennett Collett, W. B. Collett, Jr. and Robert L. Hurd, to purchase 60,000 shares Common Stock for $1.125 per share, which was the last sales price of the Common Stock in the over-the-counter market on February 10, 1999. Additional options were granted to executive officers W. Bennett Collett, Chairman and CEO, for 400,000 shares, W. B. Collett, Jr., Executive Vice-President, for 150,000 shares, and Robert L. Hurd, President, for 25,000 shares. The options are exercisable, in whole or in part, from time to time, anytime after August 26, 1999 and before August 11, 2004.

         New options were granted to purchase stock at the market price prevailing on the date prior to the date of grant because the old options, which were canceled, were significantly out of the money and did not provide an incentive for the directors and officers to strive to contribute to the success of the Company.

INDEMNIFICATION

         Under Section 145 of the Delaware General Corporation Law ("DGCL"), the Company has the power to indemnify directors and officers under certain prescribed circumstances and subject to certain limitations against certain costs and expenses, including attorney's fees, actually and reasonably incurred in connection with any action, suit or proceeding, whether civil, criminal, administrative, or investigative, to which any of them is a party by reason of his being a director or officer of the Company if it is determined that the officer or director acted in accordance with the applicable standard of conduct set forth in such statutory provisions. The Company's Bylaws provide that the Company shall indemnify each person who may be indemnified pursuant to Section 145, as amended from time to time (or any successor provision thereto), to the fullest extent permitted by Section 145. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         The following table sets forth certain information as of the Record Date concerning each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock of the Company and information regarding beneficial ownership of Common Stock, the Class B Common Stock of Freedom, and the Common Stock of Holding by each director and executive officer, and all directors and executive officers as a group. Of the 1,775,480 shares of the Company's Common Stock currently held of record by Freedom, 1,400,000 shares have been pledged by Freedom to a bank to secure a $1,150,000 line of credit and most of the remaining shares have been pledged to other creditors. Freedom and Holding each may be deemed to be a "parent" of the Company as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Holding's sole business currently is to hold shares of Freedom.

                                      THE COMPANY                    FREEDOM                     HOLDING
----------------------------- ---------------- ------------ -------------- ---------- ------------ ----------

Directors                         Number         Percent       Number       Percent     Number       Percent
And                                 Of             Of            Of           Of          Of          Of
Executive Officers                Shares          Class        Shares        Class      Shares       Class
                                    (1)            (2)           (1)          (3)         (1)         (4)
----------------------------- ---------------- ------------ -------------- ---------- ------------ ----------

W.B. Collett                   3,235,446(5)       47.4%     1,109,011(6)     95.0%      412.1       74.3%
----------------------------- ---------------- ------------ -------------- ---------- ------------ ----------

Robert L Hurd                    86,000(7)        1.4%                                   54.3(8)     9.8%
----------------------------- ---------------- ------------ -------------- ---------- ------------ ----------

W.B.Collett, Jr                 210,000(16)       3.3%           ---          ---        87.9       15.9%
----------------------------- ---------------- ------------ -------------- ---------- ------------ ----------

Roland M. Howell              856,669(9,14)       13.3%          ---          ---         ---         ---
----------------------------- ---------------- ------------ -------------- ---------- ------------ ----------

Timothy L. Hensley              60,000(17)     LESS THAN 1%      ---          ---         ---         ---
----------------------------- ---------------- ------------ -------------- ---------- ------------ ----------

George W. Galloway, Jr.         60,000(18)     LESS THAN 1%      ---          ---         ---         ---
----------------------------- ---------------- ------------ -------------- ---------- ------------ ----------

All current directors and
Executive officers as a
group (6 persons)
(10).........................    4,508,115       59.4%      1,109,011        95.0%      554.30       100%
----------------------------- ---------------- ------------ -------------- ---------- ------------ ----------

----------------------------- ---------------- ------------ -------------- ---------- ------------ ----------
                                  Number         Percent       Number       Percent     Number       Percent
5% Beneficial                       Of             Of            Of           Of          Of          Of
Owners                            Shares          Class        Shares        Class      Shares       Class
                                    (1)            (2)           (1)          (3)         (1)         (4)
----------------------------- ---------------- ------------ -------------- ---------- ------------ ----------

Freedom  Financial
Corporation (11)                 2,072,149        34.1%          N/A          N/A         N/A         N/A
----------------------------- ---------------- ------------ -------------- ---------- ------------ ----------
BOK DPC Asset Holding
Corporation(13)(5)                 703,297         11.6%          N/A          N/A         N/A         N/A
----------------------------- ---------------- ------------ -------------- ---------- ------------ ----------
Roland M. and Dorothy V.
Howell(9)(14)                     856,669         13.3%          N/A          N/A         N/A         N/A
----------------------------- ---------------- ------------ -------------- ---------- ------------ ----------
Isle of Capri Casinos,
Inc.*(15)                       369,426(12)        6%            N/A          N/A         N/A         N/A
----------------------------- ---------------- ------------ -------------- ---------- ------------ ----------

         *Casino America, Inc. changed their name to Isle of Capri Casinos, Inc. on September 25, 1998

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

(2) Based on 6,066,816 shares outstanding as of the Record Date. Shares of Common Stock of the Company subject to options exercisable or preferred stock convertible within 60 days are deemed outstanding for computing the percentage of class of the person holding such options or preferred stock, but are not deemed outstanding for computing the percentage of class for any other person.

(3) Based on 1,167,943 shares outstanding as of the Record Date. Class B Common Stock is the only class of Freedom's common capital stock issued and outstanding.

(4) Based on 554.3 shares outstanding on the Record Date.

(5) Includes 2,072,149 shares beneficially owned by Freedom, which includes 296,669 shares of the Company into which 1,000 shares of the Company's Series F Preferred Stock owned by Freedom are convertible. Mr. Collett may be deemed to beneficially own the shares held by Freedom, although he disclaims such beneficial ownership of such shares. Also, Mr. Collett, as CEO of the Company, pursuant to the terms of a Consent Order entered into between the Florida Department of Business and Professional Regulation, Florida

Gaming Centers, Inc. and BOK DPC Asset Holding Corporation, a wholly-owned subsidiary of the Bank of Oklahoma, is vested with continuing voting rights for 703,297 shares (11.6%) of the Company's common stock owned by the wholly-owned subsididary of the Bank of Oklahoma, BOK DPC Asset Holding Corporation. Mr. Collett is and will be able to exert considerable influence over the election of the Company's directors and the outcome of corporate actions requiring stockholder approval. The above number of shares (3,235,446) also includes options granted to Mr. Collett to purchase 460,000 shares of the Company's common stock.

(6) Includes 1,109,011 shares owned by Holding. Mr. Collett may be deemed to beneficially own the shares held by Holding, although he disclaims beneficial ownership of such shares.

(7) Includes 1,000 shares owned by the Hurd Family Partnership, L.P., of which Mr. Hurd is general partner. In addition, it includes Mr. Hurds option to purchase 85,000 shares.

(8) Includes 54.3 shares owned by the Hurd Family Partnership, L.P., of which Mr. Hurd is general partner.

(9) Includes 296,669 shares of common stock into which 1,000 shares of the Company's Series F Preferred Stock owned jointly by Mr. and Mrs. Howell are convertible. Of the 856,669 shares, Mr. and Mrs. Howell own 641,669 shares as joint tenants and share voting and investment power, Mr. Howell owns 10,000 shares individually and retains sole voting and investment power with respect to these shares. Mrs. Howell owns 145,000 shares individually and retains sole voting and investment power with respect to these shares. In addition, the above figure (856,669) includes options granted to Mr. Howell to purchase 60,000 shares of the Company's common stock.

(10) Includes 1,528,338 shares which may be acquired by all directors and executive officers as a group.

(11) See Note (5). The address of Freedom Financial Corporation and Freedom Holding, Inc. is 2669 Charlestown Road, Suite D, New Albany, Indiana 47150. The business address of W. B. Collett is 1750 South Kings Highway, Fort Pierce, Florida 34945-3099.

(12) Isle of Capri Casinos, Inc. owns 27,707 shares of Freedom's 7% Series AA Mandatorily Redeemable Preferred Stock. (the "Freedom Preferred Stock"). Until December 4, 2000, the Freedom Preferred Stock is convertible into 184,713 shares of the Company's Common Stock owned by Freedom if at the time of conversion Florida law permits casino style gaming in Florida and 369,427 shares if at the time of conversion Florida law does not permit casino style gaming in Florida.

(13) BOK DPC Asset Holding Corporation's address is Bank of Oklahoma Tower, P.O. Box 2300, Tulsa Oklahoma 74192

(14) Roland M. and Dorothy V. Howell's address is Plaza Venetia, Suite 22 A-B, Miami, Florida 33123.

(15) Isle of Capri Casinos, Inc. address is 711 Washington Loop, Biloxi, Mississippi 39530.

(16) W. Bennett Collett, Jr. has been granted the option to purchase 210,000 shares.

(17) Timothy L. Hensley has been granted the option to purchase 60,000 shares.

(18) George W Galloway, Jr. has been granted the option to purchase 60,000 shares.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Freedom and Freedom Holding may each be deemed to be a "parent" of the Company as such term is defined in the rules promulgated under the U.S. Securities & Exchange Act, by virtue of Freedom's beneficial ownership of 38.8% of the Common Stock of the Company and Freedom Holding's beneficial ownership of 95% of the Common Stock of Freedom. See ITEM 11, "Security Ownership of Certain Beneficial Owners and Management".

           On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation ("Freedom"), an affiliate, with the loan to be represented by a promissory note (the "Company Note") bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company's wholly-owned subsidiaries, Florida Gaming Centers, Inc. ("Centers") and Tara Club Estates, Inc. ("Tara") and by a second lien on substantially all of the Company's other assets. The Note will be guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets. Freedom may partially fund the Company Note out of the proceeds of a loan from a commercial bank (the "Freedom Note"). The Freedom Note to the Commercial Bank, if incurred, will bear interest at 13% per annum and must be personally guaranteed by W. Bennett Collett, the Company's Chairman and Chief Executive Officer. The Freedom Note will be secured by an assignment of the Company Note and the collateral securing the Company Note. The Company Note and the Freedom Note will be due on demand or one (1) year from date (November 10, 1998) if no demand is made. A fee if five points must be paid at the closing of the Freedom Note and a like amount will be paid at the closing of the Company Note to Freedom. All funds advanced to the Company from Freedom under this line of credit were advanced from Freedom's internal funds. No funds were borrowed from a commercial bank.

          As of December 31, 1999, the outstanding principal balance due to Freedom from the Company was $1,066,208. This note is due on demand and is included as a short-term liability in the financial statements of the Company.

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

         3.5 Bylaws as amended through December 31, 1998 is incorporated by reference to Exhibit 3.5 to Form 10-KSB for year ended December 31, 1998.

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

         10.39 Graham Road Mortgage Note dated April 22, 1998 is incorporated by reference to Exhibit 3.2 to Form 10-QSB for the quarter ended March 31, 1998.

         10.40 Directors and Officers Stock Option Plan adopted February 9, 1999 is incorporated by reference to Exhibit 10.40 to Form 10-KSB dated December 31, 1998.

         10.41 Specimen form of Agreement cancelling options entered into as of November 2, 1998 between the Registrant and W. Bennett Collett, Robert L. Hurd, W. B. Collett, Jr., Timothy L. Hensley, Roland M. Howell and George W. Galloway, Jr.

         10.42 Amendment dated November 24, 1998 to Consulting and Noncompetition Agreement between Florida Gaming Centers, Inc. and Richard P. Donovan is incorporated by reference to Exhibit
                  10.42 to Form 10-KSB dated December 31, 1998.

         10.43 Amendment dated November 24, 1998 to Consulting and Noncompetion Agreement between Florida Gaming Centers, Inc. and Roger M. Wheeler, Jr. is incorporated by reference to
                  Exhibit 10.43 to Form 10-KSB dated December 31, 1998.

         27.      Financial Data Schedule is attached hereto.

         (b)      REPORTS ON FORM 8-K.

     The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1999.

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FLORIDA GAMING CORPORATION


Date: March 30, 2000                      By /s/ W. Bennett Collett
                                            --------------------------------
                                            W. Bennett Collett
                                            Chairman and Chief
                                            Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant in the capacities and on the dates indicated.

/s/ W. Bennett Collett           Chairman of the Board       March 30, 2000
---------------------------      of Directors and
    W. Bennett Collett           Chief Executive Officer
                                 (Principal Executive Officer)

/s/ Robert L. Hurd               President and Director      March 30, 2000
---------------------------
    Robert L. Hurd

/s/ W. Bennett Collett, Jr.      Director, Executive         March 30, 2000
----------------------------     Vice President and
    W. Bennett Collett, Jr.      Secretary

/s/ Timothy L. Hensley           Director                    March 30, 2000
----------------------------
    Timothy L. Hensley

/s/ George W. Galloway, Jr.      Director                    March 30, 2000
----------------------------
    George W. Galloway, Jr.

/s/ Roland M. Howell             Director                    March 30, 2000
-----------------------------
    Roland M. Howell

Audited Consolidated Financial Statements

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 1999 and 1998

Independent Auditors' Report ...............................................   1

Consolidated Financial Statements
  Balance Sheets ...........................................................   2
  Statements of Operations .................................................   4
  Statement of Changes in Stockholders' Equity .............................   6
  Statements of Cash Flows .................................................   7
  Notes to Consolidated Financial Statements ...............................   8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
  and Shareholders
Florida Gaming Corporation and Subsidiaries
Miami, Florida


We have audited the accompanying consolidated balance sheets of Florida Gaming Corporation and Subsidiaries (a Delaware Corporation) as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida Gaming Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                          /s/ King & Company, PSC


Louisville, Kentucky
March 15, 2000

CONSOLIDATED BALANCE SHEETS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES


                                                            December 31,
                                                       1999            1998
                                                   ------------    ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $2,525,686      $1,136,190
  Accounts receivable, including ITW                    652,075         446,745
  Inventory                                              98,929         105,206
                                                   ------------    ------------
                                                      3,276,690       1,688,141

PROPERTY, PLANT AND EQUIPMENT--Notes C and J
  Land                                                4,184,412       4,183,425
  Buildings and improvements                          8,151,324       8,109,491
  Furniture, fixtures and equipment                   1,827,004       1,802,618
                                                   ------------    ------------
                                                     14,162,740      14,095,534

  Less accumulated depreciation                      (2,310,449)     (1,711,622)
                                                   ------------    ------------
                                                     11,852,291      12,383,912

REAL ESTATE DEVELOPMENT--Note M                       4,262,907       4,376,638

COMMERCIAL PROPERTY HELD FOR SALE--
  Note J                                              3,757,825       6,301,138

OTHER ASSETS--Notes G and K                           1,194,501         883,193
                                                   ------------    ------------

                                                    $24,344,214     $25,633,022
                                                   ============    ============

See notes to consolidated financial statements

                                                                                   December 31,
                                                                              1999              1998
                                                                         ---------------   ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Unclaimed winnings                                                       $    261,380     $    363,445
  Deposits on real estate sales                                                   9,000          214,000
  ITW payables                                                                  195,042          153,334
  Accrued payroll and related expenses                                          232,884          562,750
  Accounts payable and accrued expenses                                       4,669,472        4,862,971
  Current portion of long-term debt--Note I                                   4,234,545        1,310,520
                                                                         ---------------   ---------------
                                                                              9,602,323        7,467,020

LONG-TERM DEBT (less current portion)--Note I                                 1,882,354        6,703,347

STOCKHOLDERS' EQUITY--Notes B, D and H
  Class A cumulative convertible preferred stock; 1,200,000 shares authorized; 34,435 shares issued and outstanding; aggregate 1999
    liquidation preference of $406,333                                            3,443            3,443
  Series B cumulative convertible preferred stock; 5,000 shares authorized; 95 and 195 shares issued and outstanding in 1999 and
    1998, respectively; aggregate 1999 liquidation preference of
    $125,400                                                                         10               20
  Series C 8% cumulative convertible preferred stock, 5,000 shares
    Authorized; -0- and 100 shares issued and outstanding in 1999 and
    1998, respectively.                                                               -0-              10
  Series E 8% cumulative convertible preferred stock, 2,000 shares authorized;  1,950 issued; aggregate 1999 liquidation preference
    of $2,164,500                                                                   195              195
  Series F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 issued and outstanding; aggregate 1999
    liquidation preference of $2,000,000                                            200              200
  Common stock, $.10 par value; 15,000,000 shares authorized;
    6,066,816 and 5,782,250 issued and outstanding in 1999 and 1998,
    respectively.                                                               606,682          578,225
  Capital in excess of par value                                             39,572,551       39,600,988
  Accumulated deficit                                                       (27,323,544)     (28,720,426)
                                                                         ---------------   ---------------
                                                                             12,859,537       11,462,655
                                                                         ---------------   ---------------

                                                                           $ 24,344,214     $ 25,633,022
                                                                         ===============   ===============

See notes to consolidated financial statements

See notes to consolidated financial statements
                                                  4
CONSOLIDATED STATEMENTS OF OPERATIONS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 1999 and 1998


                                                                          1999              1998
                                                                     ---------------   ---------------
HANDLE
  Live Jai-Alai                                                       $ 53,150,000      $  34,502,831
  ITW-Guest                                                             54,414,000         58,535,618
  ITW-Host                                                              15,401,000         14,461,358
                                                                      ------------       ------------
                                           Total Pari-Mutuel Handle   $122,965,000       $107,499,807
                                                                      ============       ============

JAI-ALAI MUTUEL REVENUE                                                 $9,137,340      $  12,165,716
  Less Florida State pari-mutuel taxes incurred--Note E                 (1,533,498)        (1,733,963)
  Less simulcast guest commissions                                      (2,053,546)        (1,943,741)
INTER TRACK MUTUEL COMMISSIONS                                           4,741,670          5,257,576
                                                                        ----------         ----------
                                            Net Pari-Mutuel Revenue     10,291,966         13,745,588

ADMISSION INCOME, net of State taxes incurred                              233,854            332,317
PROGRAM REVENUE                                                            364,171            497,375
FOOD AND BEVERAGE                                                        1,145,091          1,824,506
CARD ROOM REVENUE                                                          234,957            475,645
OTHER                                                                      595,259            688,738
                                                                        ----------         ----------
                                            TOTAL OPERATING REVENUE     12,865,298         17,564,169

OPERATING EXPENSES
  Advertising and promotions                                               662,500            851,971
  Operating and mutuels payroll and related costs                        3,179,741          4,052,354
  Player payroll and related costs                                       3,886,435          5,197,910
  Food and beverage costs                                                  978,033          1,589,853
  Repairs and maintenance                                                  337,423            423,666
  Totalizator/teleview rent--Note H                                        370,260            784,736
  Programs                                                                 293,444            452,918
  Card room payroll and related costs                                      106,465            203,019
  Other card room operating costs                                           44,619            112,197
  Depreciation and amortization                                            733,017            922,403
  Utilities                                                                637,782            887,531
  Miscellaneous, net                                                       243,000          1,710,293
                                                                        ----------         ----------
                                           TOTAL OPERATING EXPENSES     11,472,719         17,188,851

(CONTINUED)

See notes to consolidated financial statements

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 1999 and 1998

                                                                             1999           1998
                                                                          ----------    -----------
GENERAL AND ADMINISTRATIVE
  Executive payroll and related costs                                       $478,917       $526,596
  Directors' fees--Note G                                                     18,000         17,000
  Management consulting--Note G                                              746,189        524,400
  Telephone and travel                                                       520,595        535,946
  Professional fees                                                          550,151        529,073
  Interest expense                                                           881,453        780,952
  Property taxes                                                             492,673        688,542
                                                                          ----------    -----------
                                                                           3,687,978      3,602,509
                                                                          ----------    -----------
                                                  LOSS FROM OPERATIONS    (2,295,399)    (3,227,191)

OTHER INCOME (EXPENSE)
  Gain on sale of Tara lots--Note M                                          414,102        263,481
  Gain on sale of other real estate--Note J                                  924,702      1,055,912
  Interest and dividend income                                                97,265         56,068
  State tax credits on handle and admission--Note E                        1,144,043            -0-
  Gain (loss) on operation of Summer Jai Alai--Note K                        976,261       (186,768)
  Other (net)                                                                295,908        (57,348)
                                                                         -----------    -----------
                                                                           3,852,281      1,131,345
                                                                          ----------    -----------
                        INCOME (LOSS) BEFORE INCOME TAXES                  1,556,882     (2,095,846)

Income Tax Expense--Note E                                                       -0-            -0-
                                                                          ----------    -----------
                                                     NET INCOME (LOSS)    $1,556,882    $(2,095,846)
                                                                          ==========    ===========

BASIC INCOME (LOSS) PER COMMON SHARE--Note A                                    $.20          $(.36)
DILUTED INCOME (LOSS) PER COMMON SHARE--Note A                                  $.16          $(.36)

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the two years ended December 31, 1999



                                         Class A                Series B                Series C
                                     Preferred Stock         Preferred Stock         Preferred Stock
                                     Par Value $.10          Par Value $.10          Par Value $.10
                                  --------------------- ------------------------ ----------------------
                                    Shares    Amount       Shares      Amount      Shares     Amount
                                  --------------------- ------------- ---------- ----------------------
Balances at January 1, 1998          34,435     $3,443        445        $  45        150       $ 15

Stock redemption--Note B and J                               (100)         (10)

Conversion of preferred stock
  to common stock--Note B                                    (150)         (15)       (50)        (5)

Dividends on Series F preferred
  stock

Net loss for the year
                                  --------------------- ------------- ---------- ----------------------

BALANCES AT
  DECEMBER 31, 1998                  34,435      3,443        195           20        100         10

Conversion of preferred stock
  to common stock--Note B                                    (100)         (10)      (100)       (10)

Dividends on Series F preferred
  stock

Net income for the year
                                  --------------------- ------------- ---------- ----------------------

BALANCES AT
  DECEMBER 31, 1999                  34,435     $3,443         95          $10         -0-       $-0-
                                  ===================== ============= ========== ======================


                                      Series E                Series F               Series G
                                   Preferred Stock         Preferred Stock         Preferred Stock         Common Stock
                                   Par Value $.10          Par Value $.10          Par Value $.10          Par Value $.10
                                 --------------------- --------------------- ---------------------- --------------------------
                                  Shares     Amount      Shares    Amount      Shares     Amount       Shares       Amount
                                 --------------------- ---------------------- -------------------------- -----------------------
Balances at January 1, 1998          2,000       $200       2,084      $208       3,000       $300    5,620,060     $562,006

Stock redemption--Note B and J                               (84)       (8)      (3,000)      (300)

Conversion of preferred stock
  to common stock--Note B             (50)        (5)                                                   162,190       16,219

Dividends on Series F preferred
  stock

Net loss for the year
                                 ---------- ---------- --------------------- ---------------------- --------------------------

BALANCES AT
  DECEMBER 31, 1998                  1,950        195       2,000       200         -0-        -0-    5,782,250      578,225

Conversion of preferred stock
  to common stock--Note B                                                                               284,566       28,457

Dividends on Series F preferred
  stock

Net income for the year
                                 ---------- ---------- --------------------- ---------------------- -------------------------- --

BALANCES AT
  DECEMBER 31, 1999                 1,950       $195       2,000      $200         -0-       $-0-    6,066,816     $606,682
                                  ===================== ============= ========== ============================================ ===



                                  Capital in
                                  Excess of     Accumulated
                                  Par Value        Deficit
                                  ----------------------------

Balances at January 1, 1998       $43,184,670  $(26,437,219)

Stock redemption--Note B and J     (3,567,487)

Conversion of preferred stock
  to common stock--Note B             (16,195)

Dividends on Series F preferred
  stock                                            (187,361)

Net loss for the year                            (2,095,846)
                                 -----------------------------

BALANCES AT
  DECEMBER 31, 1998                39,600,988   (28,720,426)

Conversion of preferred stock
  to common stock--Note B             (28,437)

Dividends on Series F preferred
  stock                                            (160,000)

Net income for the year                           1,556,882
                                 -----------------------------

BALANCES AT
  DECEMBER 31, 1999               $39,572,551  $(27,323,544)
                                  ===========================


See notes to consolidated financials

CONSOLIDATED STATEMENTS OF CASH FLOWS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 1999 and 1998

                                                                          1999             1998
                                                                      --------------   --------------
OPERATING ACTIVITIES
  Net income (loss)                                                     $1,556,882    $(2,095,846)
  Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                        733,017        922,403
      Provisions for loss on gaming activities                                 -0-        186,768
      Decrease in inventory                                                  6,277         37,051
      Increase in accounts receivable                                     (205,330)       (26,686)
      Decrease in real estate development                                  113,731            -0-
      Decrease in unclaimed winnings                                      (102,065)      (369,743)
      Decrease in accounts payable and accrued expenses                   (328,349)    (1,762,163)
      Realized gain on sale of real estate- - Note J                      (924,702)    (1,055,912)
      Increase (decrease) in deposits on real estate sales                (205,000)       214,000
                                                                       -----------    -----------
                                      NET CASH PROVIDED BY (USED IN)
                                               OPERATING ACTIVITIES        644,461     (3,950,128)

INVESTING ACTIVITIES
  Purchases of property and equipment                                      (67,206)      (225,264)
  Decrease (increase) in other assets                                      (69,366)       422,893
  Investments in gaming ventures                                          (264,032)      (177,345)
  Decrease in miscellaneous receivables                                        -0-        233,034
  Loans to affiliated company                                             (112,100)           -0-
  Proceeds from the sale of real estate- - Note J                        3,314,707      8,655,730
                                                                       -----------    -----------
                                                NET CASH PROVIDED BY
                                                INVESTING ACTIVITIES     2,802,003      8,909,048

FINANCING ACTIVITIES
  Redemption of preferred stock                                                -0-     (3,583,588)
  Net long-term debt repaid                                             (1,896,968)    (1,281,252)
  Dividends paid                                                          (160,000)           -0-
                                                                       -----------    -----------
                               NET CASH USED IN FINANCING ACTIVITIES    (2,056,968)    (4,864,840)
                                                                       -----------    -----------

                           NET INCREASE IN CASH AND CASH EQUIVALENTS     1,389,496         94,080

Cash and cash equivalents at beginning of period                         1,136,190      1,042,110
                                                                       -----------    -----------

                          CASH AND CASH EQUIVALENTS AT END OF PERIOD    $2,525,686     $1,136,190
                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES
  Issuance of common stock pursuant to-
    -Conversion of preferred stock                                         $28,457        $16,219
  Interest paid                                                           $862,978       $891,862

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 1999 and 1998

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background: Florida Gaming Corporation (the Company) operates live Jai Alai frontons in Ft. Pierce, Miami and Ocala, Florida through its Florida Gaming Centers, Inc. subsidiary (Centers). The Company also conducts intertrack wagering (ITW) on jai alai, horse racing and dog racing from its Ocala Jai Alai and Ft. Pierce facilities. The Company also operates Tara Club Estates, Inc. ("Tara"), a residential real estate development and commercial project located near Atlanta in Walton County, Georgia. (See Note M) These financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions have been eliminated.

Approximately 47.4% of the Company's common stock is controlled by the Company's Chairman either directly or beneficially through his ownership of Freedom Financial Corporation (Freedom), a closely held investment company and through a continuing proxy granted pursuant to a Consent Order between the Company, a subsidiary of the Bank of Oklahoma and the Florida Department of Business and Professional Regulation.

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

Other comprehensive income: During 1998, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. The Company had no "other comprehensive income" during either year presented. Accordingly, Comprehensive income is equal to net income in both 1999 and 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 1999 and 1998

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company's liability to host tracks for ITW collections totaled $195,042 and $158,546 at December 31, 1999 and 1998, respectively. Unclaimed winnings (outs) totaled $261,380 and $244,054 at December 31, 1999 and 1998, respectively.

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

Income (Loss) Per Common Share: Basic income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding. Diluted income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options assuming proceeds are used to repurchase shares pursuant to the treasury stock method plus the weighted average number of shares that would be issued if holders of the Company's preferred stock converted those shares to common stock using the "if converted" method. Diluted loss per common share is not presented when the resulting calculation is antidilutive relative to basic loss per common share.

The weighted average number of shares outstanding used in the calculation of basic net income (loss) per common share was 5,915,941 and 5,735,266 for 1999 and 1998, respectively. Diluted loss per common share is not presented for 1998 since the amount is antidilutive.

Options and warrants to purchase 1,040,000 and 150,000 shares of the Company's common stock were outstanding on December 31, 1999 and 1998, respectively. None of these shares, net of forfeitures would have been included in the computation of diluted income per common shares for 1999 and 1998, respectively, because the weighted average market price was less than the exercise price of those options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 1999 and 1998

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Stock Options: The Company accounts for stock-based employee compensation arrangements using the intrinsic value method provided in APB 25. Under this method, the cost of compensation is measured by the excess of the quoted market price of the stock over the option price on the grant date (measurement date). The Company's stock option plans require the issuance of all options at a price equal to or greater than the market price of the stock on the grant date. Stock options issued for non-compensation purposes are accounted for at fair value pursuant to FASB 123 (See Note D).

Real Estate Development: The Company's Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition cost and development costs by the number of lots developed.

Reclassification: Certain 1998 amounts have been reclassified to conform with their 1999 presentation.

NOTE B--PREFERRED STOCK

Class A Preferred: The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The 1998 dividend is payable on April 15, 2000. The Company did not declare the required dividend in 1999.

Each share of Class A preferred is convertible into .225 shares of common stock at the holder's option. During the years ended December 31, 1999 and 1998, no shares were converted. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

Class B Preferred: The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration received by the Company upon initial issuance of each share of the Series B stock was $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. On December 15, 1995, the Board of Directors reserved 600,000 shares of the Company's common stock for issuance upon conversion of the Series B preferred stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. During 1998, 100 Series B shares were redeemed by the Company (See Note J) and 150 were converted to common stock. During 1999, an additional 100 shares were converted to common stock. No Series B dividends have ever been declared or paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 1999 and 1998

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 1999 and 1998

NOTE B--PREFERRED STOCK--CONTINUED

During 1998, 50 Series C shares were redeemed by the Company. Also during 1998 and early 1999 the holder of the Series C shares tendered its Notice of Conversion seeking to be issued 302,024 shares of common stock upon conversion of its Preferred Stock. The Company issued 179,445 common shares pursuant to this Conversion. Reference is made to Note H for a discussion of related litigation.

Series D Preferred: The Company is also authorized to issue up to 5,000 shares of Series D 8% Cumulative Convertible Preferred Stock (the "Series D Preferred Stock"), which provides annual dividends at the rate of 8% of the shares' Stated Value. The Stated Value per share equals $1,000 (as adjusted for any stock dividends, combination or split).

There were no Series D shares outstanding at December 31, 1999 and 1998.

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

December 31, 1999 and 1998

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

During 1998, 50 shares of the Series E preferred stock were redeemed by the Company. No Series E dividends have ever been declared or paid.

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

December 31, 1999 and 1998

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

During 1998, the Company redeemed all of its outstanding Series G shares through the payment of $1,560,000 in cash and $2,000,000 in notes payable. (See Notes I and J)

The Class A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock, the Series E Preferred Stock, the Series F Preferred Stock and the Series G Preferred Stock are all equal in rank with respect to the payment of dividends and the distribution of assets upon liquidation of the Company.

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

On November 25, 1996, the Company entered into a purchase agreement with WJA and Florida Gaming Centers, Inc. a wholly-owned subsidiary of the Company ("Centers"), pursuant to which Centers agreed to acquire the WJA Frontons.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 1999 and 1998

NOTE C--WJA CONTRACT--CONTINUED

Consideration for the acquisition included (i) the cancellation of WJA Notes and related obligations from the Bank of Oklahoma, (ii) the retention by WJA of the 200,000 shares of common stock owned by WJA, (iii) the assumption of all liabilities of WJA arising in the ordinary course of business (subject to certain limitations), including a $500,000 promissory note owed to Wheeler-Phoenix, payable over a ten year period in equal installments, with annual interest of 6% (See Note I) and (iv) a profit sharing arrangement based on FGC's net profits before income taxes, wherein WJA will receive 20% of FGC's cumulative net profits for ten years (1997 through 2007), subject to a cumulative $1,000,000 per year cap. Other aspects of the 20% provision may affect the profit payout. Additionally, should FGC dispose of any of its significant assets or operations, WJA may be entitled to 10% of FGC's gain (net of related costs and expenses) on disposition. Although no net operating profit payments were due through 1999 on a cumulative basis, the Company may be required to pay a disposition payment relating to the sale of the Tampa and Miami properties. The Company has accrued its estimate of the required disposition payment for both properties. (See Note J).

Two principals of WJA, also entered into consulting arrangements with the Subsidiary. One principal entered into a ten-year consulting agreement with the Subsidiary, with annual compensation of $100,000 during the first five years of the agreement and annual compensation of $50,000 during the second five years of the agreement. The other principal entered into a five-year consulting agreement with the Subsidiary, with annual compensation of $240,000, plus certain benefits. These two individuals were also granted stock options on the Company's stock with a fair value of $150,298. (See Note D) During 1997, the Company discontinued the required payments under the above consulting agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 1999 and 1998

NOTE D--STOCK OPTIONS

No options to purchase stock of the Company were granted or exercised during 1998. On November 2, 1998, options to purchase 975,000 shares for prices ranging from $4.125 to $7.50 per share were cancelled.

On February 9, 1999, the Board of Directors rescinded the Company's Directors Stock Option Plan, which was adopted in 1994, and the Company's Directors Continuing Stock Option Plan, which was adopted in 1997. On the same date, the Board of Directors adopted a new Directors and Officers Stock Option Plan and on February 11, 1999 options were granted to each director to purchase 60,000 shares (360,000 in total), of Common Stock for $1.125 per share, which was the last sales price of the Common Stock in the over-the-counter market on February 10, 1999. In addition, options to purchase 630,000 shares of Common Stock for $1.125 each were granted to certain corporate officers and employees. The above options are exercisable, in whole or in part, from time to time, anytime after August 26, 1999 and before August 11, 2004.

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

Warrants for the purchase of 150,000 shares of the Company's common stock were also issued during 1997 to an organization utilized by the Company to locate capital funding sources to purchase its preferred stock. The exercise price is 110% of the quoted price of the Company's stock at date of grant or $4.18 per share. These warrants vested immediately and expire in five years. The warrants had a fair value of $1.49 each at the date of issue.

Consistent with APB 25, no compensation cost was recognized during 1999 for stock options issued to employees and directors. There were no stock options granted in 1998. Had the Company accounted for stock options issued during 1999 using the fair value method (FASB 123), the Company's 1999 compensation expense would have been increased by $442,672. Additionally, 1999 basic earnings per share would have decreased by $.07 and 1999 diluted earnings per share would have decreased by $.05.

The fair value of stock options granted in connection with the Company's acquisition of the three Jai Alai facilities described in Note C was $150,298. Such amount is included in the basis of the assets acquired and in capital in excess of par value in the accompanying 1999 and 1998 balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 1999 and 1998

NOTE D--STOCK OPTIONS--CONTINUED

The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with FASB 123. The assumptions used during 1998 and 1999 to value the Company's stock options were as follows:

        Risk-free rate of return                                  6.000%
        Expected forfeitures                                        None
        Expected volatility                                       30.00%
        Expected dividends                                          None

NOTE E--TAXES ON INCOME, HANDLE AND ADMISSIONS

At December 31, 1999, the Company had tax net operating loss (NOL) carryforwards of approximately $14,500,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2014. However, $9,000,000 of the Company's NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $95,000 per fiscal year under Section 382 of the IRC because Freedom's stock purchase discussed in Note D was considered a change in ownership under the "deemed exercise rule" of IRC Section 382. As a result, only the net operating losses attributable to the period after the "change in ownership" (approximately $5,500,000) are not subject to the Section 382 limitation.

The Company's 1999 income tax expense at statutory rates would have been approximately $512,000 had the above NOL carryforwards not been available to offset the Company's 1999 taxable income. Approximately $1,500,000 of the Company's NOL carryforwards were utilized.

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

Effective July 1, 1998, tax relief legislation was enacted by the State of Florida (HB3663) stipulating that jai alai permit holders incurring state taxes on handle and admissions in an amount exceeding its operating earnings (before deduction of certain expenses such as depreciation and interest) for the prior year are entitled to credit such excess against pari-mutuel taxes due and payable. In 1997 Miami Jai Alai (Miami) and Tampa Jai Alai incurred and had available 1998 pari-mutuel tax credits of $1,606,051 and $935,521, respectively. During 1998, Miami utilized credits of $509,714 over two eligible months of operations. Tampa Jai Alai, which discontinued live operations following its July 4, 1998 performances, utilized pari-mutuel tax credits of $13,940 and incurred taxes of $439,684. Miami was entitled to carry over the unused 1998 credits to 1999 and had an additional credit of $1,330,864 available for recovery, representing the full amount of taxes incurred in 1998. Accordingly, total Miami tax credits carried forward were $2,427,201. During 1999, Miami incurred taxes (on handle and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 1999 and 1998

NOTE E--TAXES ON INCOME, HANDLE AND ADMISSIONS

admission) of $1,219,042. These taxes were satisfied by the use of available credits. Further, Miami Jai Alai's 1999 loss from operations totaled $(646,894) after deducting the state taxes incurred. Accordingly, its unused credits total $2,502,200 at December 31, 1999. An analysis of the tax credits is as follows:

   Miami Jai Alai

                                                                     Cumulative
                    Statutory                                        Tax Credit
                  Operating Loss      Taxes         Tax Credits       Carried
    Year                             Incurred           Used          Forward
---------------   --------------- ---------------  --------------- -------------
    1997          $(580,041)         $1,606,051                -0-    $1,606,051
    1998          $(831,326)         $1,330,864      $   (509,714)    $2,427,201
    1999          $(646,894)         $1,219,042       $(1,144,043)    $2,502,200

The Tampa Jai Alai Permit retains tax credits carried forward totaling $1,362,265. The Company's Ocala and Ft. Pierce facilities have not incurred Statutory operating losses and therefore have not earned any state tax credits.

Each permit holder is required by State Law to file a periodic (30 day) report summarizing its pari-mutuel handle and its admissions. Taxes are then remitted to the state on the basis of these reports. In this connection, the Company has made two interpretations pertaining to the operation of HB3663 which affect the manner in which reports taxes due and credits earned. First, Management believes the calculation of statutory operating losses should reflect taxes incurred but not tax credits used in a given period. Second, management believes credits used are the equivalent of taxes "paid" for determination of its tax rate on ITW handle. The 30 day reports filed by the Company for its Miami permit from December 1998 through February, 2000 were amended in March, 2000 to reflect these interpretations. The State of Florida has not opined as to their interpretations of these same issues.

The Miami Jai Alai unused tax credits carried forward at December 31, 1999 would be reduced by $572,059 should the State of Florida take a contradictory position to the Company's interpretation of the above matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 1999 and 1998

NOTE F--RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching. The Company's costs for matching employee contributions totalled $78,100 and $111,500 during 1999 and 1998, respectively.

NOTE G--RELATED PARTY TRANSACTIONS

Reference is made to Note I for details pertaining to the Company's credit facility with Freedom Financial Corporation, a closely-held corporation owned substantially by the Company's Chairman.

On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom with the loan represented by a promissory note (the "Company Note") bearing interest at the rate of 15% per annum secured by a first lien on the shares of the Company's wholly-owned subsidiaries, Florida Gaming Centers, Inc. ("Centers") and Tara Club Estates, Inc. ("Tara") and by a second lien on substantially all of the Company's other assets. The Note is guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets. On November 24, 1998, The Company borrowed $1,135,000 from Freedom pursuant to the above arrangement. During 1999 the Company reduced the principal balance on this loan to $1,066,208 (See Note I).

Reference is made to Note K for details of the Company's transactions with Summer Jai Alai. Reference is made to Note B for information pertaining to Series F Preferred Stock held by related parties.

Additional information can be found in Note D pertaining to compensating stock option arrangements between the Company and its Directors.

The Company makes payments of $38,000 per month to Freedom Financial Corporation for the services of the Company's Chairman and President. No written employment or consulting agreement exists between the Company and Freedom.

Certain lots sold by the Company's Tara Subsidiary during 1999 were conveyed to a partnership (Tara Construction) formed by the Company's Chairman. The Chairman provided construction loan guarantees to various banks to induce builders to construct homes on the lots in exchange for a revenue sharing arrangement with the builders who participate in the program. In connection with these lot sales, the Company extended credit totaling $112,100 at December 31, 1999 to Tara Construction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 1999 and 1998

NOTE H--COMMITMENTS AND CONTINGENCIES

Isle of Capri Casino, Inc.: On October 4, 1994, the Company entered into a letter of intent (the "Letter of Intent") with Isle of Capri Casino, Inc., formerly known as Casino America, Inc. ("Isle of Capri") to form a joint venture (the "Joint Venture") to build and operate a casino or a flea market at its Ft. Pierce Fronton ("the Fronton"). Isle of Capri owns and operates located in Colorado, Florida, Louisiana, Nevada, Iowa, Missouri and Mississippi. If the Joint Venture is formed to build a flea market before passage of an amendment to the Florida Constitution to permit casino gaming at the Fronton, the Company will contribute its interest in the Fronton to the Joint Venture with a credit to its joint venture capital account of $5,000,000. Isle of Capri will contribute up to $2,500,000, as needed, to construct a 100,000 square foot indoor facility suitable for a casino or flea market. If casino gaming is not permitted in Florida by December 4, 2000, Isle of Capri has a continuing option to convert the money contributed to the Joint Venture to a promissory note from the Joint Venture payable in equal payments over a ten year period with interest at 8% per annum. If casino gaming is permitted at the Fronton by December 4, 2000, the value of the assets contributed by the Company to the Joint Venture will be adjusted to increase the Company's capital account up to $22,500,000. Isle of Capri would fund its capital account on an as needed basis up to $22,500,000. All profits and losses of the Joint Venture will be allocated between the partners based upon capital accounts.

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

Freedom Financial Corporation has informed the Company that Isle of Capri owns 27,707 shares of Freedom's 7% Series AA Mandatorily Redeemable Preferred Stock (the "Series AA Stock"). The Series AA Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and possible passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Series AA Stock is convertible into a minimum of 184,713 shares and a maximum of 369,427 shares of the Common Stock. Isle of Capri is the sole holder of Series AA Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 1999 and 1998

NOTE H--COMMITMENTS AND CONTINGENCIES--CONTINUED

Leases: The Company rents totalizator (Autotote) and other equipment under leases which expire at various dates through 2001. The totalizator leases require a minimum annual rental plus contingent rentals based on a percentage of the handle in excess of the minimum annual rental. Total totalizator and other equipment rental expense under operating leases for the years ended December 31, 1999 and 1998 was approximately $467,000 and $785,000, respectively. The remaining minimum lease commitments under all operating leases at December 31, 1999, are as follows:

                                                             Minimum
              Year                                        Annual Rental
              2000                                              $410,000
              2001                                               410,000
                                                          ---------------

                                                                $820,000
                                                          ===============

The Company also leases certain parking facilities adjacent to its Miami Fronton. The lease, which provides the Company five annual renewal options, requires monthly lease payments of $5,500 or $66,000 per year.

Other Commitments: Reference is made to Note C for details of other Company commitments.

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

Payroll Tax Penalty: Because of its working capital deficiencies in early 1998, the Company was unable to remit its 1998 payroll tax withholdings on a timely basis. At December 31, 1999 and 1998, all payroll taxes due had been paid, however, the delinquencies resulted in the assessment of penalties by the IRS totaling approximately $360,000. The Company appealed the penalties and negotiated a settlement with the IRS requiring the Company to pay $110,000 of the assessment. The Company had accrued $200,000 for this expense in the accompanying 1998 financial statements based on management's estimate of the amount it anticipated paying as a result of the penalties. The $90,000 difference between estimate and actual was reversed against expense in 1999. $65,000 of the agreed upon penalties remain to be paid at December 31, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 1999 and 1998

NOTE H--COMMITMENTS AND CONTINGENCIES--CONTINUED

Litigation: The Company is a defendant in a law suit filed during 1999 alleging breach of contract and breach of the implied covenant of good faith and fair dealing. The case concerns a dispute over the plaintiff's (Spector Entertainment Group, Inc.) alleged rights under a satellite broadcast with Florida Gaming's predecessor in interest, WJA Realty Limited Partnership. The Plaintiff seeks damages in an unspecified amount. The Company believes the allegations lack merit and intends to defend the action vigorously.

The Company is also a defendant in another law suit filed in 1999 seeking the issuance of 122.579 shares of Company common stock, interest, costs and liquidated damages of an amount from $345,000 to in excess of $2,000,000. The Plaintiff (Orez, Ltd.), is a private investment company who purchased 150 shares of the Company's Series C Preferred Stock on December 19, 1996 for $150,000. The stock was issued to Orez pursuant to the terms and conditions of the Certificates of Designation. During 1998 and early 1999, Orez tendered its Notice of conversion seeking to be issued 302,024 shares of common stock upon conversion of its Preferred Stock. The Company refused to honor the Notices of Conversion because among other things, Orez did not comply with the conversion formula in preparation of such notices. The Preferred Subscription Agreement provides a schedule of liquidated damages of up to $1,000 per day. The Company will defend the claim and will seek to have the liquidated damages provision held unenforceable as a penalty. It is likely the Company will be required to issue 13,782 additional common shares to Orez in connection with this controversy.

The Company is a defendant in certain other suits which are deemed to be routine litigation in the ordinary course of business. The Company believes that the ultimate resolution of the suits will not have a material adverse impact on the Company's financial position or its results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 1999 and 1998

NOTE I--LONG-TERM DEBT

The Company's long-term debt comprised the following at December 31, 1999 and 1998:

                                                    December 31, 1999         December 31, 1998
                                                    -----------------         -----------------
                                                  Current    Long-Term       Current    Long-Term
                                                  -------    ---------       -------    ---------
Mortgage note dated June 17, 1994 secured by
real estate located in St. Lucie County; payable
in monthly installments of $425 including
interest at 8% per annum through June 17, 2004.     $3,695      $15,499       $ 3,412     $ 19,194


Mortgage note dated January 3, 1995 secured by
real estate located in St. Lucie county; payable
in monthly installments of $1,980 including
interest at 9.5% per annum through December 3,
1999 with a balloon payment of $226,774, plus
interest, due on January 3, 2000.                  226,774          -0-         2,104      226,774


Mortgage note dated January 3, 1995 secured by
real estate located in St. Lucie county; payable
in monthly installments of $2,079 including
interest at 9.5% per annum through December 3,
1999 with a balloon payment of $238,113, plus
interest due on January 3, 2000.                   238,114          -0-         2,208      238,114


Mortgage note dated January 31, 1995 secured by
real estate located in St. Lucie county; payable
as follows: $2,655 monthly at 8% per annum
through February 1, 1996; $4,548 monthly at 9%
per annum from March 1, 1996 through February 1,
1998; $4,017 monthly at 9.5% or prime rate plus
2% (whichever is greater) per annum from March
1, 1998 through February 1, 2000; a balloon
payment of approximately $277,958, plus
interest, due on February 1, 2000.                 279,754          -0-        17,796      279,754


Senior non-negotiable promissory note payable to
Millennium Partners LP dated October 1, 1998;
interest payments of $33,333 on the first day of
each month with final payment of remaining
principal and interest due on October 1, 2000.
Annual interest rate 20%. Each payment on note
shall be applied first to accrued but unpaid
interest and then to reduction of principal.
Note issued in connection with the Company's
redemption of its Series G Preferred stock (See
Notes B and J).                                  2,000,000          -0-           -0-    2,000,000

                                                   December 31, 1999          December 31, 1998
                                                   -----------------          -----------------
                                                  Current    Long-Term       Current    Long-Term
                                                  -------    ---------       -------    ---------
Line of credit on the amount of $1,500,000 with
Freedom Financial Corporation dated November 10,
1999, secured by 2,000 shares of Tara Club
Estates, Inc. and 20,000 shares of Florida
Gaming Centers Capital Stock (respectively,
being all of the issued and outstanding capital
stock of said corporations). Interest rate is
15% annually. Line of credit matures upon demand
but if no demand is made then note and mortgages
will be due in one year.                        $1,066,208         -0-     $1,135,000         -0-

Mortgage note dated September 4, 1998 secured by
real estate located in Ocala, Fort Pierce, and
Miami, Florida; also secured by security
agreement on furniture, fixtures, equipment,
receivables and intangibles in Ocala, and Miami,
Florida payable as follows: fifty-eight
installments in the amount each of $31,404.69 on
the last day of the month beginning on November
30, 1998 and thereafter until August 31, 2003
and a final installment in the amount of all
principal then outstanding plus interest on
September 4, 2003 at prime rate plus 2% per
annum.                                             275,000     $791,855       100,000   $2,702,011


Note payable to Wheeler-Phoenix, Inc., assumed
in connection with the acquisition of assets
described in Note C; principal payable in 10
annual installments plus interest at 6%.           145,000      300,000        50,000      400,000


Note payable dated July 7, 1993 secured by
investment real estate in Walton County,
Georgia; interest payable in monthly
installments at an adjusted monthly rate of
prime plus 1 point through September 23, 1999.          -0-     775,000           -0-     $837,500
                                                 ---------- ------------    ---------- ------------

                                                 $4,234,545  $1,882,354    $1,310,520   $6,703,347
                                                 ========== ============   ==========  ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 1999 and 1998

NOTE I--LONG-TERM DEBT--CONTINUED

The approximate maturities of the Company's long-term debt for the five years subsequent to December 31, 1999 are as follows: 2000--$4,234,545;
2001--$1,139,002; 2002--$394,335; 2003--$196,549; 2004--$52,468;
thereafter--$100,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 1999 and 1998

NOTE J--PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprise the following:

                                                         December 31,
                                                    1999              1998
                                                ------------       ------------
Land                                              $4,184,412         $4,183,425
Buildings and  improvements                        8,151,324          8,109,491
Equipment furniture and fixtures                   1,741,094          1,716,708
Vehicles                                              85,910             85,910
Less accumulated depreciation                     (2,310,449)        (1,711,622)
                                                ------------       ------------

                                                 $11,852,291        $12,383,912
                                                ============       ============

On September 4, 1998, the Company's Tampa Jai Alai facility was sold for $8,300,000, pursuant to an agreement dated January 1998, between the Company and a real estate development company based in Tampa, Florida. The sale did not include the Company's gaming permit which remains available for future use in Hillsborough County, Florida. The Company also sold its North Miami Beach training facility for $487,500 during 1998. The combined gain on the sale of these two properties was $1,055,912. Such amount is reflected as other income in the accompanying 1998 Statement of Operations. The Company's costs associated with the closing of Tampa Jai Alai operations including player and related costs are included in the Company's operating expenses and are not reflected in the gain on the sale of the Tampa real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 1999 and 1998

NOTE J--PROPERTY, PLANT AND EQUIPMENT--CONTINUED

The proceeds of the sale were used as follows:

       Bank of Oklahoma, 1st Mortgage Obligations                    $3,084,466
       Delinquent 1996 and 1997 Real Estate Taxes                     1,037,529
       Delinquent Payroll Taxes                                         300,000
       Brokerage Commissions and Other Expenses of Sale                 355,883
       Repurchase of Series "G" Convertible Preferred Stock           1,560,000
       Repurchase of Series "B" Convertible Preferred Stock             128,000
       Payoff of Unsecured Notes                                        160,000
       Payoff of Mortgage on Ft. Pierce Property                        280,000
       Other Trade Payables                                           1,394,122
                                                                    ------------
                                                                     $8,300,000
                                                                    ============

The Company received an additional $125,000 for vacating the property by November 1, 1998.

During 1999, the Company sold and leased back certain of its Miami commercial property held for sale. The transaction is summarized as follows:

                      Sales Price                               $ 3,668,000
                      Expense of Sale                              (253,293)
                                                              ---------------
                      Proceeds                                    3,414,707
                      Basis                                      (2,490,005)
                                                              ---------------
                      Gain on Sale                              $   924,702
                                                              ===============

Reference is made to Note H for information pertaining to the Company's lease on the above Miami property. The lease is annually renewable at the Company's option. The Company incurred approximately $25,000 of other expenses associated with the property transfer that are included as general and administrative costs.

The Company's commercial property held for sale comprises the following at December 31, 1999 and 1998:

                                                   1999              1998
                                              ---------------    --------------
     Miami land                                          -0-        $2,490,005
     Ft. Pierce land                             $1,834,516          1,834,516
     Tara Club Estates                            1,300,000          1,300,000
     Other                                          623,309            676,617
                                              ---------------    --------------
                                                 $3,757,825         $6,301,138
                                              ===============    ==============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 1999 and 1998

NOTE K--SUMMER JAI ALAI

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

On June 11, 1998 Florida Gaming Centers, Inc., as a resolution to the dispute and resulting litigation, entered into an agreement with its Summer Jai Alai partners (Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors). This agreement set forth the liabilities, responsibilities and consideration to continue the agreement and resolve the dispute as follows:

o Florida Gaming acquired the right to operate SJA's meets from May 1, 1998 through November 28, 1998 and the option to run during May and June of 1999 at its own risk and for its own benefit. Florida Gaming agreed to hold its Summer partners harmless for any and all losses or liabilities that may be incurred.

o If net profits from operating the 1998 Summer Season exceeded $250,000; the Summer partners would be paid a total of $50,000 by Florida Gaming.

o All amounts owed to the State of Florida by SJA were to be paid.

o All ITW amounts due to Flagler Greyhound were to be paid before September 30, 1998.

o All claims and counterclaims of Florida Gaming and the Summer Partners were dismissed with the exception of the broadcast and reception of the respective ITW signals, which were to be resolved or litigated at a later date.

o The parties agreed to meet on or before December 31, 1998 to determine the operational dates or parameters for the 1999 Summer Season.

Pursuant to this final provision requiring the partners to determine the parameters for the 1999 Summer Season, the partners, as a continuation of and superseding any other open issues of the June 11, 1998 agreement, agreed as follows:

o Florida Gaming maintained the right to operate Summer Jai Alai from May 1, 1999 through November 30, 1999 and May and June of 2000 at its own risk and for its own benefit. Florida Gaming agreed to hold its Summer partners harmless for any and all losses or liabilities that may be incurred.

o Florida Gaming was required to pay each of Hollywood, Flagler and Biscayne the sum of $65,000 in three installments of $21,667, with the first payment due upon execution of the agreement and subsequent payments on June 1, 1999 and July 20, 1999.

As a result of the above agreements, the Company cancelled its receivable from SJA during 1998. $345,117 of the receivable was written off against the SJA 1998 income of $158,349 resulting in a net loss on the Company's investment of SJA of $186,768. The Company's recorded ivnestment in SJA at December 31, 1998 totaled $101,157. During 1999 the Company made the required $65,000 payments to its SJA partners. Further, SJA had net income of $1,206,195 and distributed $908,349 to the Company. Accordingly, the Company's recorded investment in SJA at December 31, 1999 totalled $490,017. Such amount is carried as an Other Asset in the accompanying 1999 Balance Sheet.

NOTE L--INDIAN GAMING VENTURE

During 1995, the Company entered into an arrangement with a Native American Tribe (the Rincon Band) to explore possible opportunities for gaming ventures. The arrangement generally provided the Company the right to receive compensation from the Tribe's share of the potential gaming profits for supplying the management services and/or financing (up to $5,000,000) necessary for the construction and operation of the gaming facilities. The Company's commitment to provide construction financing and working capital was contingent upon the Tribes' procurement of the legal authority to operate a gaming venture. In 1997 the Company charged off its initial investment in these arrangements ($356,193) due to the uncertainty associated with the completion of the contemplated transactions. Company management has been informed that the necessary legal authority to operate the contemplated gaming ventures was granted by a California voter referendum subsequent to December 31, 1999. Accordingly, management intends to pursue its rights and opportunities under the amended agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 1999 and 1998

NOTE M--REAL ESTATE DEVELOPMENT

The Company owns certain improved properties and a residential real estate development called Tara Club Estates (collectively, "Tara" or the "Properties"), all of which are situated in Loganville, Walton county, Georgia. The Company is developing the property for sale as a residential community with adjacent commercial space.

During 1999 and 1998 the Company sold 17 and 15 lots, respectively. Total sales and the related cost of the lots were as follows:

                                                    1999              1998
                                               ---------------   ---------------
   Total sales                                      $775,500          $557,900
   Total cost of sales                              (361,398)         (294,419)
                                               ---------------   ---------------

                                                    $414,102          $263,481
                                               ===============   ===============

The Company's real estate development activities comprises a separate segment of its operations. (See Note O)


NOTE N--SEGMENT INFORMATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 1999 and 1998

NOTE N--SEGMENT INFORMATION--CONTINUED

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

Centers' gaming operations comprise approximately 95% of the Company's revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

                                                   Centers             Tara
                                               ---------------   ---------------
1999 Segment Information by Group
  Customer Revenues                               $13,841,559           $775,500
  Operating Profit                                 $1,319,138           $414,102

1998 Segment Information by Group
  Customer Revenues                               $17,564,169           $557,900
  Operating Profit (Loss)                         $(3,227,191)          $263,481