Form 10KSB40/A
period 1999-12-31
FLORIDA GAMING CORP
filed 2000-03-31
CIK 312065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

         Transactional Small Business Disclosure Format

                           Yes       No  X

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

CONSOLIDATED STATEMENTS OF OPERATIONS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 1999 and 1998

                                                                          1999              1998
                                                                     ---------------   ---------------
HANDLE
  Live Jai-Alai                                                       $ 21,229,079      $  34,502,831
  ITW-Guest                                                             51,022,333         58,535,618
  ITW-Host                                                              15,400,964         14,461,358
                                                                      ------------       ------------
                                           Total Pari-Mutuel Handle   $ 87,652,376       $107,499,807
                                                                      ============       ============

JAI-ALAI MUTUEL REVENUE                                                 $9,137,340      $  12,165,716
  Less Florida State pari-mutuel taxes incurred--Note E                 (1,533,498)        (1,733,963)
  Less simulcast guest commissions                                      (2,053,546)        (1,943,741)
INTER TRACK MUTUEL COMMISSIONS                                           4,741,670          5,257,576
                                                                        ----------         ----------
                                            Net Pari-Mutuel Revenue     10,291,966         13,745,588

ADMISSION INCOME, net of State taxes incurred                              233,854            332,317
PROGRAM REVENUE                                                            364,171            497,375
FOOD AND BEVERAGE                                                        1,145,091          1,824,506
CARD ROOM REVENUE                                                          234,957            475,645
OTHER                                                                      595,259            688,738
                                                                        ----------         ----------
                                            TOTAL OPERATING REVENUE     12,865,298         17,564,169

OPERATING EXPENSES
  Advertising and promotions                                               662,500            851,971
  Operating and mutuels payroll and related costs                        3,179,741          4,052,354
  Player payroll and related costs                                       3,886,435          5,197,910
  Food and beverage costs                                                  978,033          1,589,853
  Repairs and maintenance                                                  337,423            423,666
  Totalizator/teleview rent--Note H                                        370,260            784,736
  Programs                                                                 293,444            452,918
  Card room payroll and related costs                                      106,465            203,019
  Other card room operating costs                                           44,619            112,197
  Depreciation and amortization                                            733,017            922,403
  Utilities                                                                637,782            887,531
  Miscellaneous, net                                                       243,000          1,710,293
                                                                        ----------         ----------
                                           TOTAL OPERATING EXPENSES     11,472,719         17,188,851

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

HANDLE ANALYSIS

         Total Handle (amount of money wagered) for the twelve months ended December 31, 1999 was $122,965,826 of which $37,401,584 was wagered on live jai-alai, $31,149,903 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting, and $54,414,339 was wagered on inter-track guest signals carried at the Company's three frontons.

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

                                          FLORIDA GAMING CORPORATION


Date: March 31, 2000                      By /s/ W. Bennett Collett
                                            --------------------------------
                                            W. Bennett Collett
                                            Chairman and Chief
                                            Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant in the capacities and on the dates indicated.

/s/ W. Bennett Collett           Chairman of the Board       March 31, 2000
---------------------------      of Directors and
    W. Bennett Collett           Chief Executive Officer
                                 (Principal Executive Officer)

/s/ Robert L. Hurd               President and Director      March 31, 2000
---------------------------
    Robert L. Hurd

/s/ W. Bennett Collett, Jr.      Director, Executive         March 31, 2000
----------------------------     Vice President and
    W. Bennett Collett, Jr.      Secretary

/s/ Timothy L. Hensley           Director                    March 31, 2000
----------------------------
    Timothy L. Hensley

/s/ George W. Galloway, Jr.      Director                    March 31, 2000
----------------------------
    George W. Galloway, Jr.

/s/ Roland M. Howell             Director                    March 31, 2000
-----------------------------
    Roland M. Howell