Form 10QSB
period 2000-03-31
FLORIDA GAMING CORP
filed 2000-05-15
CIK 312065

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 F O R M 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2000

                          Commission file number 0-9099



                           FLORIDA GAMING CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                   59-1670533
             --------                                   ----------
(State or other Jurisdiction of               (IRS Employer Identification No.)
 Incorporation or Organization)


   3500 NW 37TH AVENUE, MIAMI, FLORIDA                 33142-0000
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
    6,066,816 shares of the issuer's Common Stock were outstanding as of the latest practicable date, MAY 15 , 2000.
                              --------------
                 Transitional Small Business Disclosure Format:

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

Item 1. Financial Statements

Balance Sheets as of  March 31, 2000 (unaudited) and December 31, 1999............................................ 3


Statements of Operations (unaudited) for  Three Months ended March 31, 2000 and 1999.............................. 5


Statements of Cash Flows (unaudited) for the Three Months ended March 31, 2000 and 1999........................... 6


Notes to Financial Statements (unaudited)......................................................................... 7


Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations.................................................................. 15


PART II.  OTHER INFORMATION...................................................................................... 21


SIGNATURES....................................................................................................... 22

PART I.  FINANCIAL INFORMATION

ITEM 1.



                           FLORIDA GAMING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                                                             March  31,          December 31,
                                                                             ----------          ------------
ASSETS                                                                          2000                1999
------                                                                          ----                ----
CURRENT ASSETS:
     Cash and cash equivalents  (Note 2) ..................................  $  2,114,801        $  2,385,479
     Accounts receivable & current portion of notes receivable ............       653,757             652,075
     Inventory (Note 2) ...................................................       100,823              98,929
     Prepaid expense and other ............................................       211,002             140,207
                                                                             ------------        ------------
             Total current assets .........................................  $  3,080,383        $  3,276,690

PROPERTY AND EQUIPMENT:

     Land ................................................................   $  4,184,412        $  4,184,412
     Buildings and Improvements ..........................................      8,180,010           8,151,324
     Furniture, fixtures and equipment ...................................      1,827,004           1,827,004
                                                                             ------------        ------------
                                                                             $ 14,191,426        $ 14,162,740
     Less accumulated depreciation .......................................     (2,445,761)         (2,310,449)
                                                                             ------------        ------------
                                                                             $ 11,745,665        $ 11,852,291

REAL ESTATE  DEVELOPMENT ..................................................     4,310,607           4,262,907

COMMERCIAL PROPERTY HELD FOR SALE .........................................     3,757,824           3,757,825

OTHER ASSETS ..............................................................       895,679           1,194,501
                                                                             ------------        ------------
                                                                             $ 23,790,158        $ 24,344,214
                                                                             ============        ============

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                                                                March 31,       December 31,
                                                                                                ---------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                              2000              1999
------------------------------------                                                              ----              ----
CURRENT LIABILITIES
     Accounts payable and accrued expenses (Note 2) ......................................   $  4,720,847       $  5,367,778
     Short-term borrowing and current portion of long-term debt ..........................      3,547,135          4,234,545
                                                                                             ------------       ------------
                       Total current liabilities..........................................   $  8,267,982       $  9,602,323


LONG-TERM LIABILITIES
     Long-term portion notes payable .....................................................      2,291,770          1,882,354

STOCKHOLDERS' EQUITY (See Notes 2,4,5,6, and 7):

      Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 34,435 shares issued and outstanding
       at March 31, 2000 and December 31, 1999 ...........................................          3,443              3,443

      Class B convertible preferred stock; convertible to common stock, 5,000 shares
       Authorized; 95 shares issued and outstanding at March 31, 2000 and
       December 31, 1999 .................................................................             10                 10

      Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 1,950
       Shares  issued and outstanding at March 31, 2000 and December 31, 1999 ............            195                195

      Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000
       Shares issued and outstanding at March 31, 2000 and December 31, 1999 .............            200                200

      Common stock, $.10 par value, authorized 15,000,000 shares, 6,066,816 issued and
       Outstanding at March 31, 2000, and December 31, 1999 ..............................        606,682
                                                                                                                     606,682
Capital in excess of par value ...........................................................     39,572,552         39,572,551
Accumulated deficit ......................................................................    (26,952,676)       (27,323,544)
                                                                                             ------------       ------------
              Total stockholders' equity .................................................     13,230,406         12,859,537
                                                                                             ------------       ------------
              Total liabilities and stockholders' equity..................................   $ 23,790,158       $ 24,344,214
                                                                                             ============       ============

   The accompanying notes are an integral part of these financial statements.

                           FLORIDA GAMING CORPORATION
                             STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                                                         FOR THE THREE MONTHS ENDED
                                                                                         --------------------------
                                                                                    March 31, 2000       March 31, 1999
                                                                                    --------------       --------------
                HANDLE:
                Live Jai-Alai Wagering                                                 $18,508,928          $19,129,509
                Inter-Track Wagering (ITW)                                              14,262,588           14,159,665
                                                                                       -----------          -----------
                             Total Pari-Mutuel Handle                                  $32,771,516          $33,289,174
                                                                                       ===========          ===========
                REVENUE:
                Live Jai-Alai Mutuel Revenue, Net of
                Pari-Mutuel taxes to State of Florida                                  $ 3,026,289          $ 2,996,459
                Inter-Track Mutuel Commissions                                           1,381,691            1,362,690
                                                                                       -----------          -----------
                             Net Pari-Mutuel Revenue                                   $ 4,407,980          $ 4,359,149

                Real Estate Division Income                                                 63,000              466,000
                Cardroom Income                                                            111,948              114,684
                Admissions Income, net of taxes                                             78,194               90,296
                Programs, Food,Beverage and Other                                          678,402              694,459
                                                                                       -----------          -----------
                             Total Operating Revenue                                   $ 5,339,524          $ 5,724,588
                                                                                       ===========          ===========
                COSTS AND EXPENSE:
                Operating                                                              $ 3,346,727          $ 3,458,373
                General and Administrative                                               1,961,353            2,027,533
                Depreciation and Amortization                                              170,421              183,025
                Summer Jai-Alai                                                             18,278                    -
                                                                                       -----------          -----------
                             Total Costs and Expense                                   $ 5,496,779          $ 5,668,931
                                                                                       -----------          -----------
                             Income (Loss) From Operations                              $ (157,255)             $55,657
                                                                                       ===========          ===========
                OTHER INCOME
                             Interest and Other Income                                     568,123              711,753
                             Gain on Sale of Excess Real Estae                                   -              924,702
                                                                                        -----------          -----------
                             Net Income                                                 $  410,868           $1,692,112
                                                                                       ===========          ===========
                Earnings per Common Share                                               $     0.05           $     0.29
                Earnings per Common Share (fully diluted)                               $     0.04           $     0.24

                Weighted Avg. Common Shares Outstanding                                  6,066,816            5,782,250

                           FLORIDA GAMING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                    For the Three Months Ended
                                                                                                    --------------------------
                                                                                                    March 31,         March 31,
                                                                                                    ---------         ---------
                                                                                                      2000              1999
                                                                                                      ----              ----
Cash flows from operating activities:
Net Income ....................................................................................     $   410,868     $ 1,692,112

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
        Depreciation and amortization .........................................................         170,421         183,026
        Gain on sale of assets ................................................................             -0-      (1,024,702)
        Equity in earnings of Summer Jai-Alai .................................................        (118,939)         27,332
        Change in Accounts receivable, net ....................................................        (275,603)       (283,886)
        Change in Prepaid expenses ............................................................         (70,794)        (96,606)
        Change in Other assets ................................................................          (6,871)        (10,508)
        Change in Inventories .................................................................          (1,894)          3,211
        Change in Accounts payable and accrued expenses .......................................         176,470        (710,403)
                                                                                                    -----------     -----------
                 Total adjustments ............................................................        (127,210)     (1,912,536)
                                                                                                    -----------     -----------
            Net cash provided by  (used in) by operating activities ...........................     $   283,658     ($  220,424)

Investing Activities:

        Proceeds from sales of  property ......................................................             -0-       3,514,707
        Capital Expenditures ..................................................................         (28,686)        (14,669)
        Investment in Summer Jai-Alai .........................................................             -0-         (65,001)

        Increase in capitalized development ...................................................         (47,700)        225,325
                                                                                                    -----------     -----------

             Net proceeds provided by (used in) investing activities ..........................     $   (76,386)    $ 3,660,362

Financing activities:
            Net proceeds from borrowing (Repayment of Borrowings) (Note 8) ....................     $ ( 278,780)    ($1,599,343)
            Dividends Paid ....................................................................         (40,000)        (40,000)
                                                                                                    -----------     -----------

               Net cash used in  financing activities .........................................     $  (318,780)     (1,639,343)

NET INCREASE (DECREASE) IN CASH ...............................................................     $  (110,858)    $ 1,800,595

CASH AND EQUIVALENTS AT BEGINNING OF YEAR .....................................................     $ 2,225,659     $ 1,086,285
                                                                                                    ===========     ===========
CASH AND CASH EQUIVALENTS AT MARCH  31, 2000 ..................................................     $ 2,114,801     $ 2,886,880
                                                                                                    ===========     ===========


Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Interest ....................................................................................     $   200,511     $   163,382

    The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS
FLORIDA GAMING CORPORATION
March 31, 2000
(unaudited)

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

Approximately 47% of the Company's common stock is controlled by the Company's Chairman either directly or beneficially through his ownership of Freedom Financial Corporation ("Freedom"), a closely held investment company, and pursuant to a voting arrangement for shares owned by the Bank of Oklahoma, Tulsa, OK.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets.

COMMERCIAL PROPERTY HELD FOR SALE: The Company's investment in undeveloped land held for resale includes land owned near its existing Jai- Alai frontons ($1,834,516 at March 31, 2000 and December 31, 1999) and approximately 25 acres of commercial property held for sale adjoining the Tara residential property in the amount of $1,923,308 as of March 31, 2000.

INVENTORY: The Company's inventory, comprising food and beverage products and souvenirs, is stated at the lower of cost or market.

PARI-MUTUEL WAGERING: Revenue is derived from commissions earned under a pari-mutuel wagering system. The Company accepts wagers on both on-site and off-site Inter-Track Wagering ("ITW") events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "Host" facility net of the Company's commissions earned by the Company.

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

(3) INCOME TAXES

At December 31, 1999, the Company had tax net operating loss (NOL) carryforwards of approximately $14,500,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2015. However, $9,000,000 of the Company's NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $95,000 per fiscal year under Section 382 of the IRC because Company stock purchased by Freedom Financial Corporation was considered a "change in ownership" under the "deemed exercised rule" of IRC Section 382. As a result, only the net operating losses attributable to the period after the "change in ownership" (approximately $5,500,000) are not subject to the Section 382 limitation.

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

Effective July 1, 1998, tax relief legislation was enacted by the State of Florida stipulating that jai alai permit holders incurring state taxes on handle and admissions in an amount exceeding its operating earnings (before deduction of certain expenses such as depreciation and interest) for the prior year are entitled to credit such excess amounts against pari-mutuel taxes due and payable. In 1997 Miami Jai Alai and Tampa Jai Alai incurred and had available 1998 pari-mutuel tax credits of $1,606,051 and $935,521, respectively. During 1998, Miami utilized credits of $509,714 over two eligible months of operations. Tampa Jai Alai, which discontinued live operations following its July 4, 1998 performances, utilized pari-mutuel tax credits of $13,940 and incurred taxes of $439,684. Miami was entitled to carry over the unused 1998 credits to 1999 and will have an additional credit of $1,330,864 available for recovery, representing the full amount of taxes incurred in 1998. Accordingly, total Miami tax credits carried forward to 1999 were $2,427,201. During 1999, Miami incurred taxes (on handle and admission) of $1,219,042. These taxes were satisfied by the use of available credits. Tax credits used to satisfy the Company's obligation to pay taxes incurred on handle and admission are reported as a reduction of their taxes in the accompanying Statements of Income. Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of future tax credits.

(4) INCOME PER COMMON SHARE

The net income per common share was calculated based upon net income attributable to common stock shareholders and the weighted average number of outstanding common shares (6,066,816 and 5,782,250 for the three months ended March 31, 2000, and 1999, respectively).

Weighted average equivalent shares on a fully diluted basis for the three months ended March 31, 2000 were 8,717,153 shares, consisting of options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 6,066,816 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

Weighted average equivalent shares on a fully diluted basis for the three months ended March 31, 1999 were 8,677,387 shares, consisting of options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 5,782,250 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

(5) PREFERRED STOCK

CLASS A PREFERRED STOCK
The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. Class A preferred stock dividends totaled $30,971 during 1997. These dividends were paid by the issuance of 9,577 common shares and $20 cash in lieu of fractional shares. On September 21, 1998, the Company declared a dividend on shares of the Class A preferred that were issued and outstanding at the close of business on September 21, 1998. The Company paid the dividend which was declared on September 21, 1998 on April 13, 2000 in cash, totaling $30,272. The dividend was not declared in 1999. Each share of Class A preferred is convertible into .225 shares of common stock at the holder's option. During the years ended December 31, 1997 and 1996, -0-shares and 300 shares of Class A preferred stock were converted into -0- shares and 67 shares of common stock, respectively. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

CLASS B PREFERRED STOCK
The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration to be received by the Company upon initial issuance of each share of the Series B stock is $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. On December 15, 1995, the Board of Directors reserved 600,000 shares of the Company's common stock for issuance upon conversion of the Series B preferred stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. During the year ended December 31, 1995, 2,400 Series B preferred shares were issued for $2,400,000 to three unrelated parties. During the year ended December 31, 1996, the Company issued 2,300 Series B preferred shares at $925 per share. During 1996, 2,707.5 Series B shares were converted to 473,588 shares of common stock. During 1997, 1547.5 Series B shares were converted to 295,951 shares of common stock. During 1998, 150 Series B shares were converted to 113,466 shares of common stock, and 100 shares were redeemed by the Company. On October 18, 1999, 100 Series B shares were converted to 105,121 shares of common stock. No shares have been converted during the first quarter of 2000.

CLASS E PREFERRED STOCK
The Company is authorized to issue 2,000 shares of Series E 8% cumulative convertible preferred stock, $.10 par value (the "Series E Preferred Stock"), which provides annual dividends at the rate of 8% of the share's stated value, payable upon conversion of the Series E preferred stock into common stock. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or splits). Holders of Series E Preferred Stock may convert all or any such shares to the Company's common stock (the "Series E Conversion Shares") beginning 120 days after the issuance of the Series E Preferred Stock. If not converted earlier by the holder, the Series E Preferred Stock shall be converted automatically two years from the date of issuance. In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.50 and (ii) 80% of the average of the closing bid price of the common stock on the five trading days before conversion. A holder of Series E Conversion Shares may not sell more than 25% of such shares between 120 and 150 days of his purchase of Series E Preferred Stock converted into each share, 50% of such shares between 151 and 180 days of his purchase of Series E Preferred Stock converted into such shares and 75% of such shares between 181 and 210 of his purchase of Series E Preferred Stock converted into each share; a holder may generally sell all of his Series E Conversion Shares 211 days after his purchase. Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock. During 1997, the Company issued 2,000 Series E shares at $1,000 per share. During
1998, 50 Series E shares were converted to 25,176 shares of common stock. No shares have been converted in the three months of 2000.

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


The Class A Preferred Stock, the Series B Preferred Stock, the Series E Preferred Stock, and the Series F Preferred Stock are all equal in rank with respect to the payment of dividends and with respect to the distribution of assets upon liquidation of the Company.

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

LEASES: The Company rents totalizator (Autotote) and other equipment under leases which expire at various dates through 2001. The totalizator leases require a minimum annual rental plus contingent rentals based on a percentage of the handle in excess of the minimum annual rental. Total totalizator and other equipment rental expense under operating leases for the years ended December 31, 1999 and 1998 was approximately $467,000 and $784,736, respectively. The remaining minimum lease commitments under all operating leases at December 31, 1999, including those obligations assumed in connection with the Company's acquisition of certain WJA assets are as follows:


                                               Minimum
                 Year                        Annual Rental
                 ----                        -------------
                 2000                            410,000
                 2001                            410,000
                                              ----------
                                              $  820,000
                                              ----------


On Feburary 17, 1999 The Company sold excess property, consisting of approximately 13 acres, located near the Miami Jai-Alai facility in Miami, FL for $3,668,000. The Company leased back from the purchaser approximately two (2) acres of the property for overflow parking. The lease is for the term of five
(5) years at a rental of $5,508 per month.


LITIGATION COSTS: In addition to legal fees incurred in the normal course of the Company's business activities, during 1999 and 1998 the Company paid approximately $301,000 and $250,000, respectively for settlement costs and legal fees associated with various lawsuits. Such costs are included in General & Administrative expenses in the accompanying Statements of Operations.

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

The Company's direct costs associated with the closing of the transaction totaled $1,237,779. These costs consisted of commissions, property taxes, legal fees, and other expenses related to the closing of operations. The Company was required by the Bank of Oklahoma ("BOK") to pay off the first mortgage to BOK in the amount of $3,084,465 out of the proceeds received from the sale of the Tampa Jai-alai facility. The Company had other costs of approximately $1,009,273 related to carrying the facility and player contract close-out costs. These amounts were expensed over the period which the Company owned the property.

The Company received an additional $125,000 for vacating the property by November 1, 1998.

For further information regarding the sale, please refer to the Company's Form 8-K dated September 8, 1998.

(9) SALE OF EXCESS PROPERTY IN MIAMI

On February 17, 1999, the Company sold excess property, consisting of approximately 13 acres, located near the Miami Jai-Alai facility in Miami, FL for $3,668,000. The sale was pursuant to an agreement between the Company and Adrian Industrial Properties, LTD, a Miami based developer. The Company's direct costs associated with the sale were about $450,000. The Company was required by Bank of Oklahoma to pay $1,500,000 of the proceeds from the sale of the excess property to pay the first mortgage obligation to the Bank of Oklahoma. The Company had other costs of $899,199 related to carrying the property and lease-back obligations. These costs were expensed over the period which the Company owned the property.

The Company leased back from the purchaser approximately two (2) acres of the property for overflow parking. The lease, including options, is for a term of five (5) years at a rental of $5,508 per month.

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

JAI-ALAI INDUSTRY
The jai-alai industry live handle (money wagered) generally has declined in the last several years, due to increased gaming competition such as Indian Gaming, gambling cruise ships, and the state-wide lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in the Company's market areas. Average state-wide on-track handle per performance for the state of Florida fiscal years ended June 30, 1999, 1998, and 1997 was approximately $57,868, $59,469, and $67,922, respectively. Aggregate handle, state-wide, for the fiscal year ended June 30, 1999 decreased approximately $9.4 million or 10.2%. AGGREGATE HANDLE FOR THE COMPANY INCREASED FROM $86,627,522 IN 1998 TO $122,965,826 IN 1999, AN INCREASE OF 42%. The 1998
handle figure was adjusted for the sale of Tampa, and the 1999 Company handle figures include Summer Jai-Alai. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future. Because the Company's jai-alai business is tied directly to many, if not all, of the factors which influence the jai-alai industry as a whole, a players strike or the enactment of unfavorable legislation could have an adverse impact on the Company's operations.

Inter-track wagering has grown significantly since its initiation in the State of Florida in August 1990. The State-wide ITW handle for the State of Florida's fiscal year ended June 30, 1991 was approximately $109 million. The state-wide ITW handle for the State of Florida's fiscal years ended June 30, 1998 and 1999 increased to approximately $675 million and $737.5 million, respectively. ITW handle at the Company's Frontons has also demonstrated strong growth in recent years. The Company's handle increased from approximately $48.5 million for the year ended December 31, 1998, to approximately $54.4 million for the year ended December 31, 1999. The 1998 handle figure was adjusted for the sale of the Tampa Jai-Alai and the 1999 handle includes the Summer Jai-Alai handle.

REAL ESTATE  DEVELOPMENT
In late 1997, the Company entered into a new line of business -- residential and commercial real estate development. The following paragraphs outline the background and the Company's approach going forward plans as to management and use of the real estate assets acquired. On
November 26, 1997, the Company acquired substantially all of the assets of Interstate Capital Corporation ("Interstate"), a wholly-owned subsidiary of Freedom Financial Corporation ("Freedom"). See Note 11 to the accompanying financial statements. The assets consisted of 23 acres of partially improved commercial property and a residential real estate development containing about 250 single-family residential lots, known as Tara Club Estates (collectively, the "Properties"), all of which are situated in Loganville, Walton County (near Atlanta), Georgia. As consideration for the purchase, the Company paid Interstate $6,373,265 as follows: (i) the Company issued to Interstate 2,084 shares of Series F 8% Convertible Preferred Stock (the
"Series F Preferred Stock") at a stated value of $1,000 per share
(convertible into the Company's common stock ("Common Stock") on the basis of 296.6689 shares of the Company's Common Stock for each $1,000 of stated value of the Series F Preferred Stock), (ii) the Company assumed $1,081,102 of first mortgage promissory notes to two lenders secured by the properties purchased, and (iii) the Company canceled a line of credit having a principal balance of $2,107,076 plus accrued interest of $1,101,087 for a total of $3,208,163 owed by Freedom to the Company.

The Company's real estate development activities will comprise a separate segment of its operations. The Company engaged the services of a professional real estate management and marketing company in 1998 to assist with an advertising and marketing program for the sale of the developed residential and commercial lots.

These Properties consist of over 100 fully-developed, and 150 partially-developed, single-family residential home sites, a swim and tennis club facility, and 23 acres of partially-developed commercial property. As of March 31, 2000, approximately eighty (80) home sites had been sold to builders. The residential sites are presently selling at an average in excess of $48,000 per site. Before the acquisition of the Properties by the Company, thirty-nine homes, having a market value of approximately $10,000,000 had been constructed and sold at an average price of $250,000 each. The Properties are located on Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits. Located in western Walton County, Georgia, the Properties are approximately 2.5 miles east of the Gwinnett County/Walton line. Gwinnett County is inside the fifteen-county region which makes up Metropolitan Atlanta. The population of the Atlanta area is now over four million residents. Gwinnett County is located in the Northeast section of Metropolitan Atlanta, and is one of the fastest growing counties in the United States. The population of Gwinnett County has doubled in the last ten years. During 1999 Walton Country was the fifth fastest growing county in the State of Georgia.

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

Effective July 1, 1998, tax relief legislation was enacted by the State of Florida (HB3663) stipulating that jai alai permit holders incurring state taxes on handle and admissions in an amount exceeding its operating earnings (before deduction of certain expenses such as depreciation and interest) for the prior year are entitled to credit such excess against pari-mutuel taxes due and payable. In 1997 Miami Jai Alai (Miami) and Tampa Jai Alai incurred and had available 1998 pari-mutuel tax credits of $1,606,051 and $935,521, respectively. During 1998, Miami utilized credits of $509,714 over two eligible months of operations. Tampa Jai Alai, which discontinued live operations following its July 4, 1998 performances, utilized pari-mutuel tax credits of $13,940 and incurred taxes of $439,684. Miami was entitled to carry over the unused 1998 credits to 1999 and had an additional credit of $1,330,864 available for recovery, representing the full amount of taxes incurred in 1998. Accordingly, total Miami tax credits carried forward were $2,427,201. During 1999, Miami incurred taxes (on handle and admission) of $1,219,042. These taxes were satisfied by the use of available credits. Further, Miami Jai Alai's 1999 loss from operations totaled $(646,894) after deducting the state taxes incurred. Accordingly, its unused credits total $2,502,200 at December 31, 1999.

This legislation is expected to have a significant positive impact on the Company's future earnings.

INDIAN GAMING VENTURE

         RINCON, SAN LUISENO BAND OF MISSION INDIANS. In September, 1995, the Company entered into a Loan Agreement and related agreements with the Rincon, San Luiseno Band of Mission Indians ("Rincon Band") which, at that time, operated the River Oaks Casino, located approximately 40 miles north of San Diego, California. The Rincon Band, continues to own the River Oaks Casino, however, gaming operations were suspended. The Rincon Band, which operated bingo and other activities classified as Class II gaming, was seeking to operate electronic gaming machines, a Class III gaming activity, if and when an injunction prohibiting the operation of Class III gaming machines at River Oaks was lifted by the United States District Court for the Southern District of California. The Loan Agreement takes effect if and when Class III gaming machines are in legal operation at the River Oaks Casino.

         At the time the Loan Agreement was made with the Rincon Band (September 11, 1995), and during the period that the Company made working capital loans to the Rincon Band (from 9-11-95 through 3-15-96), the Rincon Band was in on-going litigation referred to above with the United States Government and the state of California in their attempts to operate gaming machines similar to those in operation at that time at two casinos operated by two other Native American reservations in the same county, in which the Rincon Band reservation is located, i.e. San Diego County, California. There was a three year pause from (1996 to 1999) in the Rincon Band's progress to legally operate Class III gaming at their River Oaks location.

         The Loan Agreement between the Company and the Rincon Band remained in effect, but in a dormant state, from June 1996, until March 7, 2000, when the voters of California passed, very decisively, Proposition 1A authorizing various forms of Class III gaming at the Rincon Band reservation and other Native American reservations in California.

         The Company has agreed, pursuant to the terms of the Loan Agreement, to loan up to $5,000,000 to the Rincon Band to renovate, improve, equip and expand the Tribe's gaming facilities. Under the loan Agreement, in lieu of interest, the company will receive a royalty equal to 12.5% of the gross receipts of the facility (excluding gaming machines) during the seven-year term of the Loan Agreement ,plus 12 1/2% of the "drop" or "Handle" from the gaming machines during the first five years of the term of the Loan Agreement and 11% of the "drop" or "handle" from the gaming machines during the sixth and seventh years of the Loan Agreement. Subject to applicable law governing Native American gaming, the loan is secured by security interests granted to the Company in the equipment, accounts receivable, revenues, and other property owned by the Rincon Band, other than the land and real estate. During the period from September 11, 1995, through March 15, 1996, the Company made, pursuant to the Loan Agreement, working capital loans totaling $346,000 to the Rincon Band, which loans are now due and payable.

         On March 15, 2000 the Company, through its legal counsel, notified the Rincon Band that,

         a) In light of the passage or Proposition 1A, the Rincon Band is now in a position to go forward to conduct Class III gaming as defined in the Indian Gaming Regulatory Act of 1988;
         b) The Loan Agreement with the Company has not been terminated, nor in fact has it even commenced in accordance with Paragraph 1.2 of the Loan Agreement;
         c) The Loan Agreement was partially performed by the Company when it advanced about $346,000 to the Rincon Band pursuant to the terms of the Loan Agreement;
         d) The Company stands ready, willing and able to perform all obligations, on its part, as set forth in the Loan Agreement, and the Company hereby makes demand that the Rincon Band recognize the efficacy of the Loan Agreement and that the Tribe honor its obligations to the Company under the terms of the Loan Agreement.
         e) Officers of the Company are available to meet with the Tribe to implement the loan Agreement.

RESULTS OF OPERATIONS -- FIRST QUARTER 2000 COMPARED WITH  FIRST QUARTER 1999

During the quarter ended March 31, 2000, the Company's operations reflects three months' operation of live Jai-Alai performances at Miami and Ft. Pierce. A full schedule of Inter-Track Wagering ("ITW") was also conducted at all facilities except Miami, which offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria. The Ocala Fronton only operated inter-track wagering during the first quarter and is scheduled to begin their live jai-alai season on June 2, 2000.

HANDLE ANALYSIS
Total handle (amount of money wagered) for the three months ended March 31, 2000 was $32,771,516 of which $18,508,928 was from live jai-alai wagering and $14,262,588 was from inter-track wagering. Total handle (amount of money wagered) for the three months ended March 31, 1999 was $33,289,174 of which $19,129,509 was from live jai-alai wagering and $14,159,665 was from inter-track wagering. The net decrease, $517,658 consisted of a decrease of $620,581 in live handle and an increase of $102,923 in ITW handle.

REVENUES Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended March 31, 2000 were $4,407,981 compared to pari-mutuel revenues of $4,359,150, for the same period in 1999. Revenues for the quarter ended March 31, 2000 ($4,407,981) consisted of $3,026,290 from live Jai-Alai wagering and $1,381,691 from Inter-Track Wagering. Revenues for the quarter ended March 31, 1999 were $4,359,150 which consisted of $2,996,459 from live Jai-Alai wagering and $1,362,690 from Inter-Track Wagering.

Card room Revenue for the three months ended March 31, 2000 was $111,948. Direct Operating Costs totaled $77,207.

Admissions income, net of state taxes, for the three month period ended March 31, 2000 was $78,194. This compares to $90,296 for the three month period ended March 31, 1999. Food, beverage and other income for the three months ended March 31, 2000 and March 31, 1999 were $678,402 and $694,459 respectively. Attendance for live jai-alai performances and ITW performances were approximately 229,769 for the three months ended March 31, 2000, decreasing from 242,787 for the three months ended March 31, 1999.

For the three months ended March 31, 2000, the Company had $63,000 in revenues from lot sales from the Tara Club Estates real estate development. Lot costs attributable to this revenue totaled $42,300.

Total Operating Revenues for the quarter ended March 31, 2000 decreased $385,064 (7%) to $5,339,524, down from $5,724,588 for the same period in 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses were $1,961,353 and $2,027,533 for the three months ended March 31, 2000 and March 31, 1999, respectively. The decrease of $66,180 (3%) resulted from management's re-alignment of various departments along with a continuing austerity program to reduce expenses whenever possible. The Company's general and administrative expenses and their comparison to the first quarter last year are as follows: Executive salaries were $117,833 for the quarter ended March 31, 2000 compared to $148,000 for the quarter ended March 31, 1999 (see consulting fees). Advertising costs for the quarter ended March 31, 2000 were $244,371 compared to $223,306 for the same period in 1999. Professional fees were $117,188 compared to $113,123 for the same three month period in 1999. Consulting fees decreased from $201,967 to $168,000. Consulting fees consist of the salaries of the Chairman/CEO and the President of Florida Gaming being replaced by management fees paid to Freedom Financial Corporation for their services. Travel and entertainment expense totaled $63,181 for the first quarter of 2000, compared to $73,822 for the first quarter of 1999. Payroll taxes increased $44,454 (19%) from $238,992 for the first quarter 1999, to $283,446 for the first quarter 2000. Employee benefits increased $17,957 (11%) for the first quarter of 2000 compared to the same period in 1999. Public company costs, including shareholder relations/information for the quarter ended March 31, 2000, were $3,701 compared to $15,233 for the quarter ended March 31, 1999. Insurance expense increased $4,417 from $118,065 for the quarter ended March 31, 1999 to $122,483 for the quarter ended March 31, 1999. Interest expense totaled $200,511 and $235,556 for the three month period ended March 31, 2000 and March 31, 1999, respectively.

OPERATING EXPENSES

The Company's operating expenses for the three months ended March 31, 2000 and March 31, 1999 were $3,346,727 and $3,458,373 respectively. The Company's operating expenses and their comparison to the first quarter last year are as follow: Depreciation and amortization expense for the three months ended March 31, 2000 and March 31, 1999, was $170,421 and $183,026 respectively.
Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending March 31, 2000 and March 31, 1999, were $1,174,275 and $1,108,577 respectively.
Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $342,194 for the three months ended March 31, 2000, compared to $344,461 for three months ended March 31, 1999. The components of the 2000 wagering equipment and expenses were $59,263 in ITW tote, interface, and telephone charges; $115,151 in totalizator equipment rental; $47,200 in satellite charges and $120,580 in camera/television rental. Utilities expense totaled $139,626 and $173,397 respectively, for the three months periods ended March 31, 2000 and March 31, 1999. Program costs totaling $85,448 and $88,431, respectively, are also included in the total operating expenses for the three month period ended March 31, 2000 and 1999. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $199,215 and $185,163 for the three month periods which ended March 31, 2000 and March 31, 1999, respectively. Operating payrolls and contract labor costs totaled $731,041 and $697,400 for the three month periods ended March 31, 2000 and March 31, 1999, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $731,041, $328,343 was mutuels payroll, $213,628 was maintenance payroll and $189,070 was security payroll. Maintenance expense for the three months ended March 31, 2000, totaled $91,273.

OTHER INCOME
The Company had net interest and other income of $568,123 and $1,636,455 for the three-month period ended March 31, 2000 and March 31, 1999, respectively. The bulk of the income for 1999 ($924,702) was generated from the sale of the excess property in Miami.

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

TAX LOSS CARRYFORWARDS
At December 31, 1999, the Company had approximately $14,500,000 in net operating loss carryforwards. However, because of IRC section 382 limitations due to the change of control that occurred in March, 1993, the bulk of these carryforwards are limited to approximately $95,000 per year. Operating losses of approximately $5,500,000 attributed to the period after the change of ownership are not subject to the Section 382 limitation.

SUMMARY OF OPERATIONS
The Company had net income of $410,868 or .05 per common share, for the three months ended March 31, 2000, compared to net income of $1,692,112 or $0.29 per common share for the three month period ended March 31, 1999. The 1999 Net Income ($1,692,112) includes a non-recurring gain of $924,702 ($0.16 per common share) on the sale of excess real estate in Miami.

LIQUIDITY AND CAPITAL RESOURCES

The balance of the Company's cash and cash equivalents at March 31, 2000 totaled $2,114,801. At March 31, 2000, the Company had an increase in working capital of approximately $1,138,034 from December 31, 1999.

During the three months ended March 31, 2000, net cash provided by the Company's operating activities was $283,658. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations. Principal revenues were from net pari-mutuel wagering commissions on live jai-alai and ITW events.

During the three months ended March 31, 2000, cash flow used in investing activities was $76,386.

During the three months ended March 31, 2000, cash flow used in financing activities was $318,130.

On February 17, 1999, the Company sold excess real estate, consisting of 12.99 acres, located near the Miami Jai-Alai facility in Miami, FL for $3,668,000.


The proceeds of the Excess Real Estate Sale were used as follows:
       (a)   Payment to Bank of Oklahoma ...................          $1,500,000
       (b)   Brokerage Commissions .........................              91,700
       (c)   Real Estate Taxes .............................              88,737
       (d)   Title Charges .................................              23,042
       (e)   Recording and Transfer Fees ...................              38,551
       (f)   Misc. settlement charges ......................               7,961
       (g)   Deposit-paid on various trade accounts payable              200,000
                                                                      ----------
                                                         Total        $1,949,991
                                                                      ==========

The Company had incurred other costs related to carrying the Miami property and lease-back obligations of approximately $899,199. These property-related costs were expensed as operating costs over the period from January 1, 1998 to February 17, 1999 - - the period which the Company owned the property.

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

                           PART II - OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS.

                  The Company is the plaintiff in a suit against Ocala Breeder Sales, Inc. (See Note 10)

                  The Company is also a defendant in another law suit filed in 1999 seeking the issuance of 122,579 shares of Company common stock, interest, costs and liquidated damages of $305,000 to over $2,000,000. The Plaintiff (Orez, Ltd.) is a private investment company who purchased 150 shares of the Company Series C Preferred Stock for $150,000 on December 19, 1996. The stock was issued to Orez pursuant to the terms an conditions of the Certificates of Designation. During 1998 and early 1999, Orez tendered its Notes of conversion seeking to be issued 302,024 shares of common stock upon conversion of its Preferred Stock. The Company refused to honor the Notices of Conversion because among other things, Orez did not comply with the conversion formula in preparation of such notices. The Preferred Subscription Agreement provides a schedule of liquidated damages of up to $1,000 per day. The Company will defend the claim and will seek to have the liquidated damages provision held unenforceable as a penalty. It is likely the Company will be required to issue about 13,782 additional common shares to Orez in connection with this controversy.

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


                                       FLORIDA GAMING CORPORATION
                                       --------------------------
                                               (Registrant)


Date:     MAY  15, 2000                   By: /s/  W. B. Collett
     ----------------------                   --------------------------------
                                              W.B. Collett
                                              Chairman of the Board and Chief
                                              Executive Officer
                                              (Principal Financial Officer)