Form 10QSB
period 2000-06-30
FLORIDA GAMING CORP
filed 2000-08-14
CIK 312065

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 F O R M 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2000

                          Commission file number 0-9099



                           FLORIDA GAMING CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                               59-1670533
               --------                               ----------
     (State or other Jurisdiction of        (IRS Employer Identification No.)
      Incorporation or Organization)


            3500 NW 37TH AVENUE, MIAMI, FLORIDA         33142-0000
            -----------------------------------------   ----------
             (Address of principal executive offices)   (Zip code)


        Registrant's telephone number, including area code (305) 633-6400
                                                           --------------
Former name, former address and former fiscal year, if changed since last report
                                      N/A
                                     -----


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
6,066,816 shares of the issuer's Common Stock were outstanding as of the latest practicable date, August 14, 2000.

                 Transitional Small Business Disclosure Format:

                                    YES    NO X
                                       ---   ---

                                 FLORIDA GAMING
                                   CORPORATION

                              INDEX TO FORM 10-QSB



                                                                                                PAGE NUMBER
                                                                                                -----------
PART I       FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999 .............................   3


Statements of Operations (unaudited) for Three Months and Six Months ended June 30, 2000 and 1999.   5


Statements of Cash Flows (unaudited) for the Six Months ended June 30, 2000 and 1999 .............   6


Notes to Financial Statements (unaudited) ........................................................   7


Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations ..................................................  15


PART II.  OTHER INFORMATION ......................................................................  22


SIGNATURES .......................................................................................  23




PART I.  FINANCIAL INFORMATION

ITEM 1.

                           FLORIDA GAMING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                                                                  June 30,          December 31,
                                                                                      2000                 1999
                                                                               ------------        -------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents (Note 2) ..............................         $  1,918,496        $  2,525,686
     Accounts receivable & current portion of notes receivable .......              271,462             652,075
     Inventory (Note 2) ..............................................               63,031              98,929
                                                                               ------------        -------------
             Total current assets ....................................         $  2,252,989        $  3,276,690

PROPERTY AND EQUIPMENT:

      Land (Notes 2,7, and 11) .......................................         $  4,184,412        $  4,184,412
      Buildings and Improvements .....................................            8,166,332           8,151,324
      Furniture, fixtures and equipment ..............................            1,842,697           1,827,004
                                                                               ------------        -------------
                                                                               $ 14,193,441        $ 14,162,740
      Less accumulated depreciation ..................................           (2,578,759)         (2,310,449)
                                                                               ------------        -------------
                                                                               $ 11,614,682        $ 11,852,291

REAL ESTATE DEVELOPMENT ..............................................            4,419,607           4,262,907

COMMERCIAL PROPERTY HELD FOR SALE ....................................            3,757,824           3,757,825

OTHER ASSETS .........................................................            1,240,952           1,194,501
                                                                               ------------        -------------
                                                                               $ 23,286,054        $ 24,344,214
                                                                               ============        =============

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                                                            June 30,          December 31,
                                                                                               2000                  1999
                                                                                          ------------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses (Note 2) ....................................  $  4,192,865       $  5,367,778
     Short-term borrowing and current portion of long-term debt ........................     3,534,862          4,234,545
                                                                                          ------------       -------------
                       Total current liabilities........................................  $  7,727,727       $  9,602,323


LONG-TERM LIABILITIES
     Long-term portion notes payable ...................................................     2,185,703          1,882,354

STOCKHOLDERS' EQUITY (See Notes 2,4,5,6, and 7):

      Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 33,635 shares issued and outstanding
       at June 30, 2000 and December 31, 1999 ..........................................         3,363              3,443

      Class B convertible preferred stock; convertible to common stock, 5,000 shares authorized; 95 shares issued and outstanding at June 30, 2000 and
       December 31, 1999 ...............................................................            10                 10

      Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 1,950
       shares issued and outstanding at June 30, 2000 and December 31, 1999 ............           195                195

      Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000
       shares issued and outstanding at June 30, 2000 and December 31, 1999 ............           200                200

      Common stock, $.10 par value, authorized 15,000,000 shares, 6,066,816 issued and outstanding at June 30, 2000, and 6,066,816 issued and
       outstanding at December 31, 1999 ................................................       606,682            606,682
Capital in excess of par value .........................................................    39,572,551         39,572,551
Accumulated deficit ....................................................................   (26,810,377)       (27,323,544)
                                                                                          ------------       -------------
              Total stockholders' equity ...............................................    13,372,624         12,859,537
                                                                                          ------------       -------------
              Total liabilities and stockholders' equity ...............................  $ 23,286,054       $ 24,344,214
                                                                                          ============       =============


   The accompanying notes are an integral part of these financial statements.

                           FLORIDA GAMING CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     ----------------------------------      ----------------------------------
                                                     June 30, 2000       June 30, 1999       June 30, 2000       June 30, 1999
                                                     --------------      --------------      --------------      --------------
HANDLE:
Live Jai-Alai Wagering                               $   17,337,947      $   17,477,564      $   35,846,875      $   36,607,073
Inter-Track Wagering (ITW)                               14,162,359          13,832,097          28,424,947          27,991,762
                                                     --------------      --------------      --------------      --------------
              Total Pari-Mutuel Handle               $   31,500,306      $   31,309,661      $   64,271,822      $   64,598,835
                                                     ==============      ==============      ==============      ==============

REVENUE:
Live Jai-Alai Mutuel Revenue, Net of
Pari-Mutuel taxes to State of Florida                $    2,756,411      $    2,582,713      $    5,782,701      $    5,579,172
Inter-Track Mutuel Commissions                            1,367,815           1,369,994           2,749,506           2,732,685
                                                     --------------      --------------      --------------      --------------
              Net Pari-Mutuel Revenue                $    4,124,226      $    3,952,707      $    8,532,207      $    8,311,857
Real Estate Division Income                                  38,294             165,500             101,294             631,500
Cardroom Income                                             111,251             120,506             223,199             235,190
Admissions Income, net of taxes                              68,169              75,732             146,362             166,028
Programs, Food, Beverage and Other                          556,238             567,012           1,234,640           1,261,470
                                                     --------------      --------------      --------------      --------------
              Total Operating Revenue                $    4,898,178      $    4,881,457      $   10,237,702      $   10,606,045
                                                     ==============      ==============      ==============      ==============

COSTS AND EXPENSE:
Operating                                            $    3,117,712      $    3,256,507      $    6,471,039      $    6,703,828
General and Administrative                                1,985,093           1,963,456           3,958,138           4,002,041
Depreciation and Amortization                               170,358             178,099             340,779             361,124
                                                     --------------      --------------      --------------      --------------
              Total Costs and Expense                $    5,273,163      $    5,398,062      $   10,769,956      $   11,066,993
                                                     --------------      --------------      --------------      --------------
              Net Income (Loss) From Operations      $     (374,985)     $     (516,605)     $     (532,254)     $     (460,948)
                                                     ==============      ==============      ==============      ==============
OTHER INCOME
              Interest Income                                25,267              25,026              56,038              44,669
              Pari-Mutuel Tax Credits                       562,209             560,409           1,099,575           1,102,519
              Other Income                                       --              60,967                  --             210,967
              Gain on Sale of Excess Real Estate                 --                  --                  --             924,702
                                                     --------------      --------------      --------------      --------------
              Net Income                             $      212,491      $      129,797      $      623,359      $    1,821,909
                                                     ==============      ==============      ==============      ==============
Earnings per Common Share                            $         0.02      $         0.01      $         0.07      $         0.28
Earnings per Common Share (fully diluted)            $         0.02      $         0.01      $         0.06      $         0.21
Weighted Avg. Common Shares Outstanding                   6,066,816           5,869,015           6,066,816           5,825,872

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             FOR THE SIX MONTHS ENDED
                                                                                        ----------------------------------
                                                                                          June 30,              June 30,
                                                                                            2000                  1999
                                                                                        --------------      --------------
Cash flows from operating activities:
Net Income ........................................................................           $623,359          $2,006,609

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation and amortization .................................................            340,780             361,124
    Gain on sale of assets ........................................................                -0-            (924,702)
    Equity in earnings of Summer Jai-Alai .........................................           (443,411)           (204,304)
    Realized gain on sale of marketable securities ................................                -0-                 -0-
    Change in Accounts receivable, net ............................................           (126,525)            (78,893)
    Change in Prepaid expenses ....................................................            (50,557)            (43,137)
    Change in Other assets ........................................................            (31,816)            (62,735)
    Change in Inventories .........................................................             35,898              40,923
    Change in Accounts payable and accrued expenses ...............................           (351,514)         (1,618,608)
                                                                                        --------------      --------------
        Total adjustments .........................................................           (627,145)         (2,530,332)
                                                                                        --------------      --------------

      Net cash used in operating activities .......................................            ($3,786)          ($523,723)

Investing Activities:

    Proceeds from sales of property ...............................................                -0-           3,514,707
    Capital Expenditures ..........................................................            (30,701)            (50,547)
    Cash Distribution fromSummer Jai-Alai .........................................            200,000             148,347
    Decrease (Increase) in capitalized development ................................           (156,700)            364,249
                                                                                        --------------      --------------

      Net proceeds provided by investing activities ...............................            $12,599          $3,976,756

Financing activities:
      Net proceeds from borrowing (Repayment of Borrowings) (Note 8) ..............          ($396,468)        ($1,754,373)
      Dividends Paid ..............................................................           (110,272)            (80,000)
                                                                                        --------------      --------------
      Net cash used infinancing activities ........................................          ($506,740)        ($1,834,373)

NET INCREASE (DECREASE) IN CASH ...................................................          ($497,927)         $1,618,660

CASH AND EQUIVALENTS AT BEGINNING OF YEAR .........................................         $2,225,659          $1,086,285
                                                                                        --------------      --------------
CASH AND CASH EQUIVALENTS AT JUNE 30TH ............................................         $1,727,732          $2,704,945
                                                                                        ==============      ==============
Supplemental disclosure of cash flow information:

Cash paid during the period for:
    Interest ......................................................................           $403,710            $453,572


The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS
FLORIDA GAMING CORPORATION
June 30, 2000
(unaudited)

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

(2)      SIGNIFICANT ACCOUNTING POLICIES

COMPANY BACKGROUND: Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce, Miami, and Ocala, Florida. The Company also conducts Inter-Track Wagering (ITW) on Jai Alai, horse racing and dog racing from its Ft. Pierce and Ocala Jai-Alai facilities. On November 26, 1997, the Company acquired Tara Club Estates ("Tara"), a residential and commercial real estate development near Atlanta in Walton County, Georgia. The Company intends to complete the development and market the property.

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

Approximately 39.2% of the Company's common stock is controlled by the Company's Chairman either directly or beneficially through his ownership of Freedom Financial Corporation ("Freedom"), a closely held investment company, and pursuant to a voting arrangement for shares owned by the Bank of Oklahoma, Tulsa, OK.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets.

COMMERCIAL PROPERTY HELD FOR SALE: The Company's investment in land held for resale totaling $3,757,824 at June 30, 2000 This includes land owned near the Ft. Pierce Jai-Alai fronton in the amount of $1,834,516 and approximately 25 acres of commercial property held for sale adjoining the Tara residential property in the amount of $1,923,308.

INVENTORY: The Company's inventory of food, beverage products and souvenirs, is stated at the lower of cost or market.

PARI-MUTUEL WAGERING: Revenue is derived from commissions earned under a pari-mutuel wagering system. The Company accepts wagers on on-site events and off-site Inter-Track Wagering ("ITW") events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "Host" facility net of commissions earned by the Company.

INCOME TAXES: The Company utilizes the asset and liability approach in accounting for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Effective July 1, 1998, tax relief legislation was enacted by the State of Florida stipulating that jai alai permit holders incurring state taxes on handle and admissions in an amount exceeding its operating earnings (before deduction of certain expenses such as depreciation and interest) for the prior year are entitled to credit such excess amounts against pari-mutuel taxes due and payable. In 1997 Miami Jai Alai and Tampa Jai Alai incurred and had available 1998 pari-mutuel tax credits of $1,606,051 and $935,521, respectively. During 1998, Miami utilized credits of $509,714 over two eligible months of operations. Tampa Jai Alai, which discontinued live operations following its July 4, 1998 performances, utilized pari-mutuel tax credits of $13,940 and incurred taxes of $439,684. Miami was entitled to carry over the unused 1998 credits to 1999 and will have an additional credit of $1,330,864 available for recovery, representing the full amount of taxes incurred in 1998. Accordingly, total Miami tax credits carried forward to 1999 were $2,427,201. During 1999, Miami incurred taxes (on handle and admission) of $1,219,042. These taxes were satisfied by the use of available credits. Tax credits are used to satisfy the Company's obligation to pay taxes incurred on handle and admission. Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of the amounts of future tax credits.

(4) INCOME PER COMMON SHARE

The net income per common share for the quarter ended June 30, 2000 and June 30, 1999 was calculated based upon net income attributable to common stock shareholders and the weighted average number of outstanding common shares 6,066,816 and 5,869,015, respectively. Weighted average equivalent shares on a fully diluted basis for the quarter ended June 30, 2000 and June 30, 1999 were 8,588,735 and 8,390,934 shares, respectively, consisting of options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 6,066,816 for weighted average common shares for quarter ended June 30, 2000 and 5,869,015 for the quarter ended June 30, 1999.

The net income per common share for the six months ended June 30, 2000 and June 30, 1999 was calculated based upon net income attributable to common stock shareholders and the weighted average number of outstanding common shares 6,066,816 and 5,825,872, respectively. Weighted average equivalent shares on a fully diluted basis for the six months ended June 30, 2000 and June 30, 1999 were 8,588,735 and 8,347,791 shares, respectively, consisting of options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 6,066,816 for weighted average common shares for six months ended June 30, 2000 and 5,825,872 for the six months ended June 30, 1999.

(5) PREFERRED STOCK

CLASS A PREFERRED STOCK
The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The Company paid the dividend on the Class A Preferred Stock which was declared on September 21, 1998 on April 13, 2000 in cash, totaling $30,272. Dividends for 1999 were declared on June 30, 2000, but have not been paid as of July 31, 2000. Each share of Class A preferred is convertible into .225 shares of common stock at the holder's option. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

CLASS B PREFERRED STOCK
The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration to be received by the Company upon initial issuance of each share of the Series B stock is $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. On December 15, 1995, the Board of Directors reserved 600,000 shares of the Company's common stock for issuance upon conversion of the Series B preferred stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. During the year ended December 31, 1995, 2,400 Series B preferred shares were issued for $2,400,000 to three unrelated parties. During the year ended December 31, 1996, the Company issued 2,300 Series B preferred shares at $925 per share. During 1996, 2,707.5 Series B shares were converted to 473,588 shares of common stock. During 1997, 1547.5 Series B shares were converted to 295,951 shares of common stock. During 1998, 150 Series B shares were converted to 113,466 shares of common stock, and 100 shares were redeemed by the Company. On October 18, 1999, 100 Series B shares were converted to 105,121 shares of common stock. No shares have been converted during the first six months of 2000. The Company is currently in arbitration proceeding relative to the conversion of 50 shares of the Class B Preferred Stock. See "Legal Proceedings."

CLASS E PREFERRED STOCK The Company is authorized to issue 2,000 shares of Series E 8% cumulative convertible preferred stock, $.10 par value (the "Series E Preferred Stock"), which provides annual dividends at the rate of 8% of the share's stated value, payable upon conversion of the Series E preferred stock into common stock. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or splits). Holders of Series E Preferred Stock may convert all or any such shares to the Company's common stock (the "Series E Conversion Shares") beginning 120 days after the issuance of the Series E Preferred Stock. If not converted earlier by the holder, the Series E Preferred Stock shall be converted automatically two years from the date of issuance. In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.50 and (ii) 80% of the average of the closing bid price of the common stock on the five trading days before conversion. A holder of Series E Conversion Shares may not sell more than 25% of such shares between 120 and 150 days of his purchase of Series E Preferred Stock converted into each share, 50% of such shares between 151 and 180 days of his purchase of Series E Preferred Stock converted into such shares and 75% of such shares between 181 and 210 of his purchase of Series E Preferred Stock converted into each share; a holder may generally sell all of his Series E Conversion Shares 211 days after his purchase. Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock. During 1997, the Company issued 2,000 Series E shares at $1,000 per share. During 1998, 50 Series E shares were converted to 25,176 shares of common stock. No shares have been converted in the first six months of 2000. The Company is currently in arbitration proceeding relative to the conversion of 1,800 shares of the Class E Preferred Stock. See "Legal Proceedings."

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

(6) COMMITMENTS AND CONTINGENCIES

ISLE OF CAPRI CASINOS, INC.: On September 25, 1998, Casino America, Inc. changed its name to "Isle of Capri Casinos, Inc." On October 4, 1994, the Company entered into a letter of intent (the "Letter of Intent") with Isle of Capri Casinos, Inc. ("Isle of Capri") to form a joint venture (the "Joint Venture") to build and operate a casino at its Ft. Pierce Fronton ("the Fronton"). Isle of Capri owns and operates riverboat and dockside casinos located in Mississippi and Louisiana and a land based Casino in Colorado. If the Joint Venture to build a flea market at the Fort Pierce facility is formed before passage of an amendment to the Florida Constitution to permit casino gaming at the Fronton, the Company will contribute its interest in the Fronton to the Joint Venture with a credit to its joint venture capital account of $5,000,000. Isle of Capri will contribute up to $2,500,000, as needed, to construct a 100,000 square foot indoor facility suitable for a casino or flea market. The Company contends that Isle of Capri is in default of the Letter of Intent since Isle of Capri failed to contribute the $2,500,000 as needed, to construct a flea market facility. If casino gaming is not permitted in Florida by 2000, Isle of Capri has a continuing option to convert the money contributed to the Joint Venture to a promissory note from the Joint Venture payable in equal annual payments over a ten year period with interest at 8% per annum. If casino gaming is permitted at the Fronton by 2000, the value of the assets contributed by the Company to the Joint Venture will be adjusted to increase the Company's capital account up to $22,500,000. Isle of Capri agreed to fund its capital account on an as needed basis up to $22,500,000. All profits and losses of either Joint Venture will be allocated between the partners based upon capital accounts. The Letter of Intent provides that Isle of Capri will be the manager of the casino and all casino-related improvements. The Company will manage the operation of the jai-alai fronton, inter track wagering and all other non-casino related activities. Each corporation will receive a management fee based on costs. The Letter of Intent provides that Isle of Capri has the exclusive right to enter into a Joint Venture with the Company for six years from September 25, 1998 and Isle of Capri has a right of first refusal to enter into other potential gaming opportunities in Florida with the Company for such period and during the term of the Joint Venture. The formation of the Joint Venture is subject to certain conditions, including the satisfactory completion of due diligence by Isle of Capri, the receipt of all required regulatory approvals, the approval of each partner's board of directors, the execution of a definitive joint venture agreement, and the approval of the Company's stockholders, if required by law. Either party may terminate discussions in connection with the Joint Venture and neither party shall have any liability to the other, except as otherwise specified in the Letter of Intent. The Company has taken the position that Isle of Capri is in default on a continuing basis pursuant to the Letter of Intent since Isle of Capri failed, when requested by the Company, to contribute its share of capital ($2,500,000) to build a flea market at Fort Pierce.

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


                          Minimum
            Year       Annual Rental
            ----       -------------
            2000           $410,000
            2001            410,000
                       -------------
                           $820,000
                       =============


On Feburary 17, 1999 The Company sold excess property, consisting of approximately 13 acres, located near the Miami Jai-Alai facility in Miami, FL for $3,668,000. The Company leased back from the purchaser approximately two (2) acres of the property for overflow parking. The lease is for the term of five
(5) years at a rental of $5,508 per month.

LITIGATION COSTS: In addition to legal fees incurred in the normal course of the Company's business activities during 1999 the Company paid approximately $300,000 respectively for settlement costs and legal fees associated with various lawsuits. Such costs are included in General & Administrative expenses in the accompanying Statements of Operations.

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

SUMMER JAI ALAI: The Company is a partner in "The Summer Jai Alai Partnership" or "SJA" and operates live Jai Alai dates annually on behalf of the partnership. The partnership was formed in 1980 and SJA simultaneously became a party to an Operator's Agreement and Fronton Lease along with the Company. The 1996 summer season resulted in an operating loss and the Company made demand upon its partners for their respective shares of the losses and to fund a "money bank " and "operations bank" for SJA's 1997 summer season. Neither request was honored by the other SJA partners, and as a result, the Company filed suit against the partnership in July 1997 to collect on the 1996 losses. This lawsuit was amended on February 20, 1998 seeking damages from the partners for breaching the Summer Jai-Alai Operating Agreement and Fronton Lease. At December 31, 1997, the Company was carrying a balance due from its SJA partners of $468,372.

On June 11, 1998, the Company entered a settlement agreement with the other members of SJA covering operational issues only and, among other things,

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

(8)      SALE OF EXCESS PROPERTY IN MIAMI

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

(9)        SALE OF OCALA JAI-ALAI

On July 31, 2000, the company sold the Ocala Jai-Alai for $2,500,000. The sale was pursuant to an agreement dated March 27, 2000, between the Company and Lake Fron, Inc. The Company received $2,250,000 in cash plus a note for $250,000 payable in five annual installments of $50,000 each plus interest at 8% per annum. The property consisted of the Ocala Jai-Alai facility (approx. 63,000 square feet), and approximately 48 acres of land on State Road #318 near Ocala, Florida, Marion County. The sales price was determined by arm lengths negotiations with the Buyer.

The Company's direct costs associated with the closing of the transaction totaled $885,670.15, including $750,000 to the Bank of Oklahoma for the release on the first mortgage obligation, and $118,127 for payment of the 1999 Real Estate Taxes.The Company dismissed the suit against Ocala Breeders Sales Company as part of the above-described sales agreement.

(10) REAL ESTATE DEVELOPMENT

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

(11)      RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.

(12)       RELATED PARTY TRANSACTIONS

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

These Properties consist of over 100 fully-developed, and 150 partially-developed, single-family residential home sites, a swim and tennis club facility, and 23 acres of partially-developed commercial property. As of June 30, 2000, approximately ninety-six (96) home sites had been sold to builders. The residential sites are presently selling at an average in excess of $48,000 per site. Before the acquisition of the Properties by the Company, thirty-nine homes, having a market value of approximately $10,000,000 had been constructed and sold at an average price of $250,000 each. The Properties are located on Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits. Located in western Walton County, Georgia, the Properties are approximately 2.5 miles east of the Gwinnett County/Walton line. Gwinnett County is inside the fifteen-county region which makes up Metropolitan Atlanta. The population of the Atlanta area is now over four million residents. Gwinnett County is located in the Northeast section of Metropolitan Atlanta, and is one of the fastest growing counties in the United States. The population of Gwinnett County has doubled in the last ten years. During 1999 Walton Country was the fifth fastest growing county in the State of Georgia.

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

INDIAN GAMING VENTURE
RINCON, SAN LUISENO BAND OF MISSION INDIANS. In September, 1995, the Company entered into a Loan Agreement and related agreements with the Rincon, San Luiseno Band of Mission Indians ("Rincon Band") which, at that time, operated the River Oaks Casino, located approximately 40 miles north of San Diego, California. The Rincon Band, continues to own the River Oaks Casino, however, gaming operations were suspended. The Rincon Band, which operated bingo and other activities classified as Class II gaming, was seeking to operate electronic gaming machines, a Class III gaming activity, if and when an injunction prohibiting the operation of Class III gaming machines at River Oaks was lifted by the United States District Court for the Southern District of California. The Loan Agreement takes effect if and when Class III gaming machines are in legal operation at the River Oaks Casino .

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


On July 26, 2000 the Company received a cash payment of $850,000 as a "break-up" payment in settlement of all issues between the Company and the Rincon San Luiseno Band of Mission Indians.

RESULTS OF OPERATIONS - 2ND QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH 2ND QUARTER AND SIX MONTHS 1999

During the quarter and six months ended June 30, 2000, the Company's operations reflects six months' operation of live Jai-Alai performances at the Miami facility. The Ft. Pierce Fronton conducted live jai-alai performances January through April. A full schedule of inter-track wagering was also conducted at all facilities with the exception of Miami, which offers limited ITW product due to blackouts imposed as a result of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to thirty-seven (37) pari-mutuel wagering locations in Florida, Connecticut and Rhode Island, and to approximately twenty five (25) locations in Mexico, Central America, and Austria. The Ocala Fronton only operated inter-track wagering during the first quarter and began its live season June 2, 2000. The 1999 figures have been restated to reflect audit adjustments.

HANDLE ANALYSIS
Total handle (amount of money wagered) for the quarter ended June 30, 2000 was $31,500,306 of which $17,337,947 was from live Jai-Alai wagering, and $14,162,359 was from Inter-Track wagering. Total handle for the six months ended June 30, 2000 was

$64,271,822 of which $35,846,875 was from live and host Jai-Alai wagering and $28,424,947 was from guest Inter-Track wagering.

Total Handle (amount of money wagered) for the quarter ended June 30, 1999 was $31,309,661 of which $17,477,564 was from live Jai-Alai wagering and $13,832,097 was from Inter-Track guest wagering. Total handle for the six months ended June 30, 1999 was $64,598,835 of which $36,607,073 was from live Jai-Alai wagering and $27,991,762 was from Inter-Track wagering.

Total handle for the quarter ended June 30, 2000 was $31,500,306, an increase of $190,645 over the same period in 1999. The increase consists of an increase in ITW handle of $330,262 and a decrease of $139,617 in live Jai-Alai handle.

Total handle for the six months ended June 30, 2000 was $64,271,822, a decrease over the same period in 1999 of $327,013. This decrease consists of a decrease in live jai-alai wagering handle of $760,198 and an increase in inter-track wagering handle of $433,185

REVENUES FOR THE QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999 Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended June 30, 2000 were $4,124,226 compared to pari-mutuel revenues of $3,952,707, for the same period in 1999, an increase of $171,519 or 4%. Pari-Mutuel revenues for the quarter ended June 30, 2000 ($4,124,226) consisted of $2,756,411 from live jai-alai wagering, and $1,367,815 from inter-track wagering. Pari-Mutuel revenues for the quarter ended June 30, 1999 ($3,952,707) consisted of $2,582,713 from live jai-alai and $1,369,994 from inter-track wagering.

Card Room Revenue for the quarter ended June 30, 2000 totaled $111,251, compared to $120,506 for the quarter ended June 30, 1999.

Admissions income, net of state taxes, for the quarter ended June 30, 2000 were $68,168 compared to $75,732 for the period ended June 30, 1999. Food, beverage and other income for the quarter ended June 30, 2000 were $556,238 and $567,011, respectively. Attendance for live jai-alai performances and ITW performances were approximately 189,609 and 196,248 for the three months ended June 30, 2000 and June 30, 1999, respectively.

Property sales for the quarter ended June 30, 2000 were $38,294 compared to $165,500 for the quarter ended June 30, 1999.

Total Operating Revenue for the quarter ended June 30, 2000 was $4,898,178 compared to $4,881,457 for the quarter ended June 30, 1999.

REVENUES FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999
Pari-mutuel revenues (net of state pari-mutuel taxes) for the six months ended June 30, 2000 were $64,271,822 compared to pari-mutuel revenues of $64,598,835, for the same period in 1999, a decrease of $327,013. Pari-Mutuel revenues for the six months ended June 30, 2000 ($64,271,822) consisted of $35,846,875 from live jai-alai wagering, and $28,424,947 from inter-track wagering.

Card Room Revenue for the six months ended June 30, 2000 totaled $223,199, compared to $235,190 for the six months ended June 30, 1999. Direct costs totaled $156,629 for the six months ended June 30, 2000.

Admissions income, net of state taxes, for the six months ended June 30, 2000 were $146,362 compared to $166,028 for the period ended June 30, 1999. Food, beverage and other income for the six months ended June 30, 2000 were $1,234,640 and $1,261,470, for the six months ended June 30, 1999. Attendance for live jai-alai performances and ITW performances were approximately 419,378 and 439,035 for the six months ended June 30, 2000 and June 30, 1999, respectively.

Real Estate sales have dropped significantly in the first six months of 2000. Property sales for the six months ended June 30, 2000 were $101,294 compared to $631,500 for the six months ended June 30, 1999. Lot costs attributable to these sales are $42,300. Sales have decreased due to increased interest rates.

Total Operating Revenue for the six months ended June 30, 2000 was $10,237,702 compared to $10,606,045 for the six months ended June 30, 1999, a decrease of $368,343 (3%).

GENERAL AND ADMINISTRATIVE EXPENSES

THE FOLLOWING ANALYSIS OF GENERAL AND ADMINISTRATIVE EXPENSES IN THIS PART OF THE REPORT COMPARES FIGURES FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999. THE 1999 FIGURES HAVE BEEN RESTATED TO REFLECT AUDIT ADJUSTMENTS.

The Company's general and administrative expenses were $1,985,093 and $3,958,138 for the three months and six months ended June 30, 2000, respectively. This compares to $1,963,456 and $4,002,041 for the three months and six months ended June 30, 1999, respectively.

GENERAL AND ADMINISTRATIVE FOR QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999 The Company's general and administrative expenses and their comparison to the second quarter last year are as follows. Executive salaries were $126,101 for the second quarter of 2000 compared to $115,750 for the quarter ended June 30, 1999. Advertising decreased $5,606 from $247,315 to $241,709. Professional fees were $197,858 compared to $173,479 for the same three month period in 1999. Consulting fees decreased from $180,374 to $168,000. Consulting fees consist of the salaries of the Chairman/ CEO and the President of Florida Gaming being replaced by management fees paid to Freedom Financial Corporation for their services. Travel and entertainment expense totaled $72,600 for the second quarter of 2000, compared to $78,148 for the second quarter of 1999. Another significant cost included is approximately $214,897 in payroll taxes. Employee benefits for the quarter slightly increased to $160,369 from $155,638 for the same period in 1999. Property, Licenses and other taxes decreased from $146,632 in 1999 to $136,585 in 2000. Insurance decreased slightly from $139,054 in 1999 to $136,311 for the second quarter of 2000. Public company costs including shareholder relations/information and filing fees increased $5,188 to $17,263 for the Quarter ended June 30, 2000 from $12,075 for the Quarter ended June 30, 1999. Interest expense totaled $203,199 and $218,016, respectively, for the three month period ended June 30, 2000 and June 30, 1999.

GENERAL AND ADMINISTRATIVE FOR SIX MONTHS ENDING JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999 Significant categories of general and administrative expenses and their comparison on a six month period in 2000 versus 1999 are as follows. Executive salaries were $243,934 for the six months ended June 30, 2000, compared to $263,750 for the same period in 1999. Advertising increased from $470,621 in 1999 to $484,110. The increase of $13,489 is largely attributable to increased advertising related to Jai-Alai tournaments in Miami. Professional fees increased from $286,602 for the six months ended June 30, 1999 to $317,045 for the same period in 2000. This increase is primarily the result of a settlement of the Rincon litigation. Consulting fees decreased from $382,341 to $336,000. Travel and entertainment expense totaled $135,781 for the first six months of 2000, compared to $151,970 for the first six months of 1999. Another significant cost included is approximately $498,342 in payroll taxes for the six months ended June 30, 2000, compared to $433,090 for 1999. Employee benefits for the first six months in 2000 increased $22,689 from $322,681 to $345,371. Public relations expense decreased from $103,266 for six months ended June 30, 1999 to $93,704 for the six months ended June 30, 2000. Property, Licenses and other taxes increased $10,046 from $266,001 in 1999 to $279,913 in 2000. Insurance expense has slightly increased to $269,698 for the six months ended June 30, 2000 compared to $267,337 for 1999. Public company costs including shareholder relations/information and filing fees decreased $5,188 to $20,964 from $27,308 in 1999. Interest expense totaled $403,710 and $453,572 for the six month period ended June 30, 2000 and June 30, 1999, respectively.

OPERATING EXPENSES

THE FOLLOWING ANALYSIS OF OPERATING EXPENSES IN THIS PART OF THE REPORT COMPARES FIGURES FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999. THE 1999 FIGURES HAVE BEEN RESTATED TO REFLECT AUDIT ADJUSTMENTS.

The Company's operating expenses were $3,117,712 and $6,471,039 for the three months and six months ended June 2000, respectively. This compares to $3,256,507 and $6,703,828 for the three months and six months ended June 30, 1999, respectively.

OPERATING EXPENSES FOR QUARTER ENDED JUNE 30, 2000 COMPARED TO THE QUARTER ENDED JUNE 30, 1999
The Company's operating expenses and their comparison to the second quarter last year are as follows. Depreciation and amortization expense for the three months ended June 30, 2000 and June 30, 1999, was $170,358 and $178,099
respectively. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending June 30, 2000 and June 30, 1999, were $1,054,224 and $1,086,129 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $337,427 for the three months ended June 30, 2000, compared to $318,072 for three months ended June 30, 1999. The components of the 2000 total ($337,427) were $86,836 in ITW tote, interface, and telephone charges; $94,771 in totalizator equipment rental; $46,800 in satellite charges and $109,020 in camera/television rental. Utilities expense totaled $159,811 and $148,261 respectively, for the three months periods ended June 30, 2000 and June 30, 1999. Program costs totaling $83,791 and $87,058, respectively, are also included in the total operating expenses for the three month periods ended June 30, 2000 and 1999. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $405,597 and $380,816 for the three month period which ended June 30, 2000 and June 30, 1999, respectively. Operating payrolls and contract costs totaled $814,396 and $797,985, respectively for the three month period ended June 30, 2000 and June 30, 1999. Operating payroll for the quarter ended June 30, 2000 consisted of the following: $314,102 in mutuels payroll; $211,038 in maintenance payroll; and $191,762 in security payroll. Maintenance expense for the three months ended June 30, 2000, totaled $107,704.

OPERATING EXPENSES FOR SIX MONTHS ENDING JUNE 30, 2000 COMPARED TO SIX MONTHS ENDING JUNE 30, 1999
The Company's operating expenses for the six months ended June 30, 2000 and June 30, 1999 were $6,471,039 and $6,703,828 respectively. Depreciation and amortization expense for the six month period ended June 30, 2000 and June 30, 1999, was $340,780 and $361,124, respectively. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the six months ended June 30, 2000 and June 30, 1999, were $2,228,499 and $2,194,707, respectively.
Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $683,821, for the six months ended June 30, 2000, compared to $662,534 for six months ended June 30, 1999. The components of the rental and service costs in 1999 ($683,821) total were $150,298 in ITW tote, interface, and telephone charges; $209,922 in totalizator equipment rental; $94,000 in satellite charges and $229,600 in camera/television rental. Utilities expense totaled $299,437 and $321,657, respectively, for the six months periods ended June 30, 2000 and June 30, 1999. Program costs were $169,239 and $175,489 respectively, for the six month periods ended June 30, 2000 and 1999. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $881,405 and $811,203 for the six month periods which ended June 30, 2000 and June 30, 1999, respectively. Operating payrolls and contract costs totaled $1,651,306 and $1,601,350 for the six month period ended June 30, 2000 and June 30, 1999, respectively. Operating payrolls and contract costs for the six months ended June 30, 2000 consisted of the following: $642,446 in mutuels payroll; $424,665 in maintenance payroll; and $380,832 in security payroll. Maintenance expense for the six months ended June 30, 2000, totaled $198,977 compared to $216,409 for the six months ended June 30, 1999.

OTHER INCOME
The Company had net interest and other income of $587,476 and $1,155,613 for the three and six month period ended June 30, 2000, respectively, as compared to other income of $646,402 and $2,282,857 for the three and six month periods ended June 30, 1999. Other Income ($587,476) for the quarter ended June 30, 2000 included interest income of $25,267 and pari-mutuel tax credits of $562,209. Other Income ($1,155,613) for the six months ended June 30, 2000 included interest income of $56,038 and pari-mutual tax credits of $1,099,575.

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

SUMMARY OF OPERATIONS
The Company had net income of $212,491 or .02 per common share, for the three months ended June 30, 2000, compared to net income of $129,797 or $0.01 per common share for the three month period ended June 30, 1999. The Company had net income of $623,359 or .07 per common share, for the six months ended June 30, 2000 compared to net income of $1,821,909 or $0.28 per common share for the six month period ended June 30, 1999. The 1999 Net Income ($1,821,909) includes a non-recurring gain of $924,702 ($0.16 per common share) on the sale of excess commercial real estate in Miami.

LIQUIDITY AND CAPITAL RESOURCES

The balance of the Company's cash and cash equivalents at June 30, 1999 was $1,727,732. At June 30, 2000, the Company had an increase in working capital of approximately $2,066,646 from December 31, 1999

During the six months ended June 30, 2000, net cash used in the Company's operating activities was $3,786. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations. Principal revenues were from net pari-mutuel wagering commissions on live Jai-Alai and ITW events.

During the six months ended June 30, 2000, cash flow provided from investing activities was $12,599. During the six months ended June 30, 2000, cash flow used in financing activities was $506,740.

On February 17, 1999, the Company sold excess real estate consisting of 12.99 acres, located near the Miami Jai-Alai facility in Miami, FL for $3,668,000.

The proceeds of the Excess Real Estate Sale were used as follows:

         (a)      Payment to Bank of Oklahoma....................      1,500,000
         (b)      Brokerage Commissions..........................         91,700
         (c)      Real Estate Taxes..............................         88,737
         (d)      Title Charges..................................         23,042
         (e)      Recording and Transfer Fees....................         38,551
         (f)      Misc. settlement charges.......................          7,961
         (g)      Deposit-paid on various trade accounts payable.        200,000
                                                                      ----------
                                                       Total          $1,949,991
                                                                      ==========


The Company incurred other costs related to carrying the Miami property and lease-back obligations of approximately $899,199.. These other property-related costs were expensed as operating costs over the period from January 1, 1998 to February 17, 1999---the period which the Company owned the property.

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

                           PART II - OTHER INFORMATION



         Item 1.  LEGAL PROCEEDINGS.

                  Orez, Ltd. has named the Company as a defendant in a suit challenging the number of common stock shares issued in the Preferred Stock Series C conversion. The Company has answered the suit and Management is of the opinion that the outcome will not have a material adverse impact on the Company's financial position or its results of operations.

                  Legong Investments NV ("Legong") domiciled in the Netherlands Antilles, is the holder of 50 shares of the Company's B Convertible Preferred Stock and 1800 shares of the Company's Series E 8% Convertible Preferred Stock. Legong has applied to the Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering for permission to own 5% or more of the Company's shares of common stock. Legong has also initiated an arbitration proceeding to resolve how many shares of the Company's common stock it will receive upon conversion of the Preferred Stock into Common Stock in accordance with the terms of the Preferred Stock. Legong claims that it would be entitled to 2,439,880 shares of common stock plus damages in the amount of $366,000. The Company claims that Legong would be entitled to 2,301,969 shares of common stock. The Company will vigorously contest any claim by Legong for damages.

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


                                FLORIDA GAMING CORPORATION
                                --------------------------
                                        (Registrant)


Date: August 14, 2000               By:  /s/  W. B. Collett
     ------------------                --------------------
                                       W.B. Collett
                                       Chairman of the Board and Chief
                                       Executive Officer
                                       (Principal Financial Officer)