Form 10QSB
period 2000-09-30
FLORIDA GAMING CORP
filed 2000-11-14
CIK 312065

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 F O R M 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                          Commission file number 0-9099

                           FLORIDA GAMING CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   59-1670533
  -------------------------------             ---------------------------------
  (State or other Jurisdiction of             (IRS Employer Identification No.)
   Incorporation or Organization)

         3500 NW 37TH Avenue, Miami, Florida                      33142-0000
         -------------------------------------------------------------------
      (Address of principal executive offices)                    (Zip code)

        Registrant's telephone number, including area code    (305) 633-6400
                                                          ------------------

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

         6,189,395 shares of the issuer's Common Stock were outstanding
            as of the latest practicable date,              NOVEMBER 14 , 2000 .
                                              ----------------------------------

                 Transitional Small Business Disclosure Format:

                                YES      NO X
                                   ---     ---

                                 FLORIDA GAMING
                                   CORPORATION

                              INDEX TO FORM 10-QSB


                                                                                                             PAGE NUMBER
                                                                                                             -----------
PART I.           FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of  September 30, 2000 (unaudited) and December 31, 1999 (audited)....................           3

Statements of Operations (unaudited) for  Three Months and Nine Months ended September 30, 2000 and 1999           5

Statements of Cash Flows (unaudited) for the Nine Months ended September 30, 2000 and 1999..............           6

Notes to Financial Statements (unaudited)...............................................................           7

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations.........................................................          15

PART II.  OTHER INFORMATION.............................................................................          22

SIGNATURES..............................................................................................          23

PART 1.  FINANCIAL INFORMATION


Item 1.


     FLORIDA GAMING CORPORATION

     CONSOLIDATED BALANCE SHEETS


                                                                                       September 30,           December 31,
ASSETS                                                                                     2000                    1999
------                                                                                 -------------          -------------
                                                                                        (unaudited)             (audited)
CURRENT ASSETS:
              Cash and Cash Equivalents (Note 2)                                        $ 3,348,004            $ 2,525,686
              Accounts Receivable & current portion of notes receivable                      58,673                652,075
              Inventory (Note 2)                                                             29,558                 98,929
              Prepaid Expenses                                                              375,001                      0
                                                                                       -------------          -------------
                          Total Current Assets                                            3,811,236              3,276,690

PROPERTY AND EQUIPMENT:
              Land & Land Improvements                                                    3,895,586              4,184,412
              Buildings and Improvements                                                  6,983,311              8,151,324
              Furniture, fixtures and equipment                                           1,738,810              1,827,004
              Construction in Progress                                                        5,768                      -
                                                                                       -------------          -------------
                                                                                         12,623,475             14,162,740
              Less Accumulated Depreciation                                              (2,524,471)            (2,310,449)
                                                                                       -------------          -------------
                                                                                         10,099,004             11,852,291

              REAL ESTATE DEVELOPMENT                                                     4,436,107              4,262,907

              COMMERCIAL PROPERTY HELD FOR SALE                                           3,757,825              3,757,825

              OTHER ASSETS                                                                1,340,566              1,194,501
                                                                                       -------------          -------------
                                                                                        $23,444,738            $24,344,214
                                                                                        ===========            ===========

                           FLORIDA GAMING CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                       September 30,        December 31,
LIABILITIES                                                                                 2000                1999
-----------                                                                            --------------      --------------
                                                                                         (unaudited)          (audited)
CURRENT LIABILITIES
              Accounts Payable and accrued expenses                                      $ 3,633,588         $ 5,367,778
              Short-term borrowing and current portion of long-term debt                   3,283,934           4,234,545
                                                                                       --------------      --------------
                                  Total Current Liabilities                                6,917,522           9,602,323

LONG TERM LIABILITIES
              Long-term portion notes payable                                              1,508,312           1,882,354

STOCKHOLDERS' EQUITY (See Notes 2,4,5,6 and 7)
              Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized, 33,635 shares
              issued and outstanding at September 30, 2000 and 34,435                          3,363               3,443
               issued and outstanding at December 31, 1999

              Class B convertible preferred stock, convertible to common stock; 95 shares authorized, 95 shares issued and
              outstanding at September 30, 2000; 5,000 shares authorized,
              95 shares issued and outstanding at December 31, 1999                               10                  10

              Class E convertible preferred stock, convertible to common stock; 2,000 shares authorized, 1950 shares issued and
              outstanding at September 30, 2000 and December 31, 1999                            195                 195

              Class F convertible preferred stock, convertible to common stock; 2,500 shares authorized, 2000 shares issued and
              outstanding at September 30, 2000 and December 31, 1999                            200                 200

              Common Stock, $.10 par value, authorized 15,000,000 shares,
              6,066,816 issued and outstanding at September 30,
              2000 and December 31, 1999
                                                                                             606,682             606,682
Capital in excess of par value                                                            39,572,551          39,572,551
Accumulated deficit                                                                      (25,164,097)        (27,323,544)
                                                                                       --------------      --------------
              Total Stockholders equity                                                   15,018,904          12,859,537
                                                                                       --------------      --------------
              Total liabilities and stockholders equity                                 $ 23,444,738        $ 24,344,214
                                                                                       ==============      ==============

                           FLORIDA GAMING CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     ------------------              -----------------
                                                Sept.30, 2000   Sept.30,1999    Sept.30,2000    Sept.30,1999
                                                -------------   ------------    ------------    ------------
HANDLE:
Live Jai-Alai Wagering                          $ 16,030,025    $ 16,949,464    $ 51,876,900    $ 53,556,537
Inter- Track Wagering (ITW)                       12,599,349      14,060,501      41,024,296      42,052,263
                                                ------------    ------------    ------------    ------------
     Total Pari-Mutuel Handle*                  $ 28,629,374    $ 31,009,965    $ 92,901,196    $ 95,608,800
                                                ============    ============    ============    ============

REVENUE:
Live Jai-Alai Mutuel Revenue, Net of
Pari-Mutuel taxes to State of Florida                193,309         218,709       4,357,235       4,281,820
Inter-Track Mutuel Commissions                       984,027       1,092,152       3,544,829       3,680,726
                                                ------------    ------------    ------------    ------------
     Net Pari-Mutuel Revenue                       1,177,336       1,310,862       7,902,064       7,962,546

Real Estate Division Income                               --         192,500         101,294         824,000
Cardroom Income                                        8,527           8,232         162,957         168,196
Admissions Income, net of taxes                       40,134          42,530         167,420         185,821
Programs, Food,Beverage and Other                    440,643         487,351       1,647,246       1,723,608
                                                ------------    ------------    ------------    ------------
     Total Operating Revenue                       1,666,640       2,041,474       9,980,981      10,864,171
                                                ============    ============    ============    ============

COSTS AND EXPENSE:
Operating                                            992,348       1,595,939       6,505,757       6,892,850
General and Administrative                         1,215,413         855,120       4,369,417       4,497,575
Depreciation and Amortization                        162,053         185,280         502,833         546,405
                                                ------------    ------------    ------------    ------------
     Total Costs and Expense                       2,369,815       2,636,339      11,378,007      11,936,830
                                                ------------    ------------    ------------    ------------
     Net Income (Loss) From Operations          $   (703,175)   $   (594,865)   $ (1,397,026)   $ (1,072,659)
                                                ============    ============    ============    ============

OTHER INCOME (EXPENSE)
     Interest Income                                  34,203          25,191          90,212          69,853
     Pari-Mutuel Tax Credits                           2,084           2,090         723,873         776,347
     Contract Settlement                             850,000              --         850,000              --
     Gain on Sale of Assets                        1,034,007              --       1,034,007         924,702
     Federal & State Tax                             (32,703)             --         (32,703)             --
     Summer Jai-Alai                                 627,080         706,969       1,166,492       1,102,083
     Other Non-Operating Expense                     (94,945)             --         (94,945)        160,967
                                                ------------    ------------    ------------    ------------
     Net Income                                    1,716,551         139,384       2,339,910       1,961,293
                                                ============    ============    ============    ============

Basic Income per Common Share                   $       0.27    $       0.01    $       0.36    $       0.30
Diluted Income per Common Share                 $       0.20    $       0.01    $       0.25    $       0.21

Weighted Avg. Common Shares Outstanding            6,066,816       5,869,015       6,066,816       5,916,174

* Summer Jai-Alai (SJA) was operated 100% by the Company for 1999 and 2000. The handle figures include SJA.

                           FLORIDA GAMING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                       Sept. 30           Sept. 30
                                                                                                           2000               1999
                                                                                                   -------------      -------------
Cash flows from operating activities:
Net Income                                                                                         $  2,339,910       $  1,961,293

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
              Depreciation and amortization                                                             502,833            546,405
              Gain on sale of assets                                                                 (1,034,007)          (924,702)
              Equity in earnings of Summer Jai-Alai                                                    (754,302)          (669,486)
              Change in Accounts Receivable, net                                                       (229,926)             78,196
              Change in Prepaid Expenses                                                               (234,794)           (37,109)
              Change in Other assets                                                                      2,659           (62,735)
              Change in Inventories                                                                      69,371             44,850
              Change in Accounts payable and accrued expenses                                          (921,136)        (1,973,274)
                                                                                                   -------------      -------------
                          Total adjustments                                                          (2,599,302)        (2,997,855)

              Net cash used in operating activities                                                    (259,392)        (1,036,562)

Investing Activities:
              Proceeds from sales of property                                                         2,432,085          3,514,707
              Capital Expenditure                                                                       (38,357)           (55,299)
              Cash Distributions from Summer Jai-Alai                                                   656,194            653,783
              Decrease (Increase) in capitalized development                                           (173,200)            231,559
                                                                                                   -------------      -------------
              Net proceeds provided  by investing activities                                          2,876,722          4,344,750

Financing Activities:
              Net proceeds from borrowing (Repayment of Borrowings)                                  (1,314,442)        (1,823,780)
              Dividends Paid                                                                           (180,543)          (120,000)
                                                                                                   -------------      -------------
              Net cash used in financing activities                                                  (1,494,985)        (1,943,780)

NET INCREASE IN CASH                                                                                  1,122,345          1,364,408
                                                                                                   -------------      -------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                        2,225,659          1,086,285
                                                                                                   -------------      -------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30TH                                                        $  3,348,004       $  2,450,693
                                                                                                   =============      =============
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                               $611,812           $667,900

NOTES TO FINANCIAL STATEMENTS
FLORIDA GAMING CORPORATION
September 30, 2000
(unaudited)

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

(2)      SIGNIFICANT ACCOUNTING POLICIES

COMPANY BACKGROUND: Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce and Miami, Florida. The Company also conducts Inter-Track Wagering (ITW) on Jai Alai, horse racing and dog racing from its Ft. Pierce Jai- Alai facility. On November 26, 1997, the Company acquired Tara Club Estates ("Tara"), a residential and commercial real estate development near Atlanta in Walton County, Georgia. The Company intends to complete the development and market the property.

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

Approximately 35.6% of the Company's common stock is controlled by the Company's Chairman either directly or beneficially through his ownership of Freedom Financial Corporation ("Freedom"), a closely held investment company, and pursuant to a voting arrangement for shares owned by the Bank of Oklahoma, Tulsa, OK.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets.

COMMERCIAL PROPERTY HELD FOR SALE: The Company's investment in land held for resale totaling $3,757,824 at September 30, 2000. This includes land owned near the Ft. Pierce Jai-Alai fronton in the amount of $1,834,516 and approximately 25 acres of commercial property held for sale adjoining the Tara residential property in the amount of $1,923,308.

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

INCOME OR LOSS PER COMMON SHARE: During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earning Per Share, ("SFAS 128"), which requires the computation and disclosure of basic and diluted income (loss) per common share. Basic income
(loss) per common share is determined by reducing income (loss) by dividends declared on preferred stock and dividends accumulating on cumulative preferred shares and dividing by the weighted average number of shares of common stock outstanding. Diluted income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options, assuming proceeds are used to repurchase shares pursuant to the treasury stock method plus the weighted average number of shares that would be issued if holders of the Company's preferred stock converted those shares to common stock using the "if converted" method. Diluted loss per common share is not presented when the resulting calculation is antidilutive relative to basic loss per common share.

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

Effective July 1, 1998, tax relief legislation was enacted by the State of Florida stipulating that jai alai permit holders incurring state taxes on handle and admissions in an amount exceeding its operating earnings (before deduction of certain expenses such as depreciation and interest) for the prior year are entitled to credit such excess amounts against pari-mutuel taxes due and payable. In 1997 Miami Jai Alai and Tampa Jai Alai incurred and had available 1998 pari-mutuel tax credits of $1,606,051 and $935,521, respectively. During 1998, Miami utilized credits of $509,714 over two eligible months of operations. Tampa Jai Alai, which discontinued live operations following its July 4, 1998 performances, utilized pari-mutuel tax credits of $13,940 and incurred taxes of $439,684. Miami was entitled to carry over the unused 1998 credits to 1999 and will have an additional credit of $1,330,864 available for recovery, representing the full amount of taxes incurred in 1998. Accordingly, total Miami tax credits carried forward to 1999 were $2,427,201. During 1999, Miami incurred taxes (on handle and admission) of $1,219,042. These taxes were satisfied by the use of available credits. For the nine months ending September 30, 2000, pari-mutuel tax credits utilized were $723,873. Tax credits are used to satisfy the Company's obligation to pay taxes incurred on handle and admission. Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of the amounts of future tax credits.

(4)      INCOME PER COMMON SHARE

The net income per common share for the quarter ended September 30, 2000 and September 30, 1999 was calculated based upon reducing net income attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred shares divided by the weighted average number of outstanding common shares. The weighted average number of shares outstanding used in the calculation of basic net income per common share for the quarter ended September 30, 2000 and September 30, 1999 was 6,066,816 and 5,869,015, respectively. Weighted average equivalent shares on a fully diluted basis for the quarter ended September 30, 2000 and September 30, 1999 were 8,526,006 and 6,029,207 shares, respectively, consisting of options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 6,066,816 for weighted average common shares for quarter ended September 30, 2000 and 5,869,015 for the quarter ended September 30, 1999.

The net income per common share for the nine months ended September 30, 2000 and September 30, 1999 was calculated based upon reducing net income attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred shares divided by the weighted average number of outstanding common shares. The weighted average number of shares outstanding used in the calculation of basic net income per common share for the nine months ended September 30, 2000 and September 30, 1999 was 6,066,816 and 5,916,174, respectively. Weighted average equivalent shares on a fully diluted basis for the nine months ended September 30, 2000 and September 30, 1999 were 9,251,226 and 9,034,101 shares, respectively, including options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 6,066,816 for weighted average common shares for the nine months ended September 30, 2000 and 5,916,174 for the nine months ended September 30, 1999.

5)       PREFERRED STOCK

CLASS A PREFERRED STOCK
The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The Company paid the dividend on the Class A Preferred Stock which was declared on September 21, 1998 on April 13, 2000 in cash, totaling $30,272. The Company paid the dividend on the Class A Preferred Stock which were declared on June 30, 2000 on August 29, 2000 in cash, totaling $30,272. Each share of Class A preferred is convertible into .225 shares of common stock at the holder's option. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

CLASS B PREFERRED STOCK
The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration to be received by the Company upon initial issuance of each share of the Series B stock is $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. On December 15, 1995, the Board of Directors reserved 600,000 shares of the Company's common stock for issuance upon conversion of the Series B preferred stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. During the year ended December 31, 1995, 2,400 Series B preferred shares were issued for $2,400,000 to three unrelated parties. During the year ended December 31, 1996, the Company issued 2,300 Series B preferred shares at $925 per share. During 1996, 2,707.5 Series B shares were converted to 473,588 shares of common stock. During 1997, 1547.5 Series B shares were converted to 295,951 shares of common stock. During 1998, 150 Series B shares were converted to 113,466 shares of common stock, and 100 shares were redeemed by the Company. On October 18, 1999, 100 Series B shares were converted to 105,121 shares of common stock. No shares have been converted during the first nine months of 2000. The Company is currently engaged in an arbitration proceeding relative to the conversion of 50 shares of the Class B Preferred Stock. See "Legal Proceedings."

CLASS E  PREFERRED STOCK
The Company is authorized to issue 2,000 shares of Series E 8% cumulative convertible preferred stock, $.10 par value (the "Series E Preferred Stock"), which provides annual dividends at the rate of 8% of the share's stated value, payable upon conversion of the Series E preferred stock into common stock. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or splits). Holders of Series E Preferred Stock may convert all or any such shares to the Company's common stock (the "Series E Conversion Shares") beginning 120 days after the issuance of the Series E Preferred Stock. If not converted earlier by the holder, the Series E Preferred Stock shall be converted automatically two years from the date of issuance. In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.50 and (ii) 80% of the average of the closing bid price of the common stock on the five trading days before conversion. A holder of Series E Conversion Shares may not sell more than 25% of such shares between 120 and 150 days of his purchase of Series E Preferred Stock converted into each share, 50% of such shares between 151 and 180 days of his purchase of Series E Preferred Stock converted into such shares and 75% of such shares between 181 and 210 of his purchase of Series E Preferred Stock converted into each share; a holder may generally sell all of his Series E Conversion Shares 211 days after his purchase. Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock. During 1997, the Company issued 2,000 Series E shares at $1,000 per share. During 1998, 50 Series E shares were converted to 25,176 shares of common stock. No shares have been converted in the first nine months of 2000. The Company is currently in an arbitration proceeding relative to the conversion of 1800 shares of the Class E Preferred Stock. See "Legal Proceedings."

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


                                            Minimum
                             Year        Annual Rental
                             ----        -------------
                             2000         $ 410,000
                             2001           410,000
                                         ----------
                                          $ 820,000
                                         ==========

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

Two principals of WJA, also entered into consulting arrangements with Centers. One principal, Roger M. Wheeler, Jr. ("Wheeler"), entered into a ten-year consulting agreement with Centers, with annual compensation of $100,000 during the first five years of the agreement and annual compensation of $50,000 during the third five years of the agreement. The other principal, Richard P. Donovan ("Donovan"), entered into a five-year consulting agreement with Centers, with annual compensation of $240,000, plus certain benefits. These two individuals were also granted stock options on the Company's stock with a fair value of $150,298. Subsequent to December 31, 1997 a lawsuit was filed against the Company seeking payment of amounts due under these agreements.

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

The Company's direct costs associated with the closing of the transaction totaled $135,670, including a $118,127 payment of the 1999 Real Estate
Taxes. The Company was required by Bank of Oklahoma to pay $750,000 for the release on the first mortgage obligation. The Company dismissed the suit against Ocala Breeders Sales Company as part of the above-described sales agreement. The Company had other costs related to carrying the Ocala property from the date of acquisition to the date of sale. These costs were expensed over the period during which the Company owned the property.

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

The Company's real estate development activities comprise a separate segment of it's operations. These Properties consist of over 100 fully-developed, and 150 partially-developed, single-family residential home sites, a swim and tennis club facility, and 23 acres of partially-developed commercial property. As of September 30, 2000, approximately ninety-six (96) home sites had been sold. The residential sites are presently selling at an average in excess of $48,000 per site. Before the acquisition of the Properties by the Company, thirty-nine homes, having a market value of approximately $10,000,000 had been constructed and sold at an average price of $250,000 each. Property sales for the nine months ended September 30, 2000 were $101,294 compared to $824,000 for the nine months ended September 30, 1999. Lot costs attributable to these sales for the nine months ended September 30, 2000 were $42,300.

(11)     RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.

(12)     RELATED PARTY TRANSACTIONS

On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation ("Freedom"), an affiliate, with the loan to be represented by a promissory note (the "Company Note") bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company's wholly-owned subsidiaries, Florida Gaming Centers, Inc. ("Centers") and Tara Club Estates, Inc. ("Tara") and by a third lien on substantially all of the Company's other assets. The Note will be guaranteed by Centers and Tara with their guaranties secured by a third lien on substantially all of their respective assets. Freedom may partially fund the Company Note out of the proceeds of a loan from a commercial bank (the "Freedom Note"). The Freedom Note to the Commercial Bank, if incurred, will bear interest at 13% per annum and must be personally guaranteed by W. Bennett Collett, the Company's Chairman and Chief Executive Officer. The Freedom Note will be secured by an assignment of the Company Note and the collateral securing the Company Note. The Company Note and the Freedom Note will be due on demand or one (1) year from date if no demand is made. Five points must be paid at the closing of the Freedom Note and a like amount will be paid at the closing of the Company Note to Freedom.

In lieu of salaries for the Chairman/CEO, and the President, the Company pays annual management fees to Freedom of $456,000.

The Company leases various vehicle and pieces of heavy construction equipment from Freedom at a cost of $14,500 a month. The Company has prepaid $87,000 in equipment rental. The Company treats the lease payments as capitalized development costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Florida Gaming Corporation (the "Company") currently owns and operates two jai-alai and inter-track pari-mutuel wagering facilities (each, a "Fronton," and collectively, the "Frontons") located in South and Central Florida. The Company's business consists primarily of its operations at the Frontons, which include, among other things, live jai-alai, inter-track pari-mutuel wagering ("ITW") on jai-alai, thoroughbred racing, harness racing, and dog racing, poker, dominoes, and the sale of food and alcoholic beverages. The Company also owns a third gaming permit which was previously operated at the Tampa Jai-Alai Fronton in Hillsborough County (Tampa) Florida.

The Company's Fort Pierce location provides audio, video and Inter-Track Wagering ("ITW") on live inter-track and interstate broadcasting of horse racing, dog racing and jai-alai from around the State of Florida as well as the rest of the country. The Miami location receives limited ITW broadcasts, but broadcasts its jai-alai performances to approximately thirty-seven (37) other gaming facilities in Florida, and fourteen (14) facilities in Connecticut. ITW provides significant additional revenue as well as providing additional entertainment for customers.

The term "pari-mutuel wagering," which refers to the betting by members of the public against each other, as used in this report includes wagering on both live Jai-Alai performances and ITW.

The Company's principal place of business and executive offices are located at 3500 NW 37th Avenue, Miami, Florida 33142. The Company was incorporated in Delaware in 1976.

CARD ROOM DEVELOPMENT
Effective June 1, 1996, a new Florida pari-mutuel statute authorized card rooms at licensed pari-mutuel facilities beginning in January, 1997. The card rooms are administered and regulated by the Florida Department of Pari-Mutuel Wagering ("DPMW"). Games are limited to non-banked poker games and dominoes. Card room authorization was also subject to approval by the county commission in which the pari-mutuel facility is located. This same bill also authorized full-card simulcasting of races from out of state tracks such as Belmont, Meadowlands, Philadelphia Park, and Santa Anita. The Fronton in Fort Pierce is currently carrying several of these signals. This legislation also reduced the pari-mutuel tax on handle from 5% to 4.25% at the Fort Pierce fronton. The pari-mutuel tax at Miami was reduced from 5% to 3.85%.

In late 1996, the county governments of Dade County and Hillsborough County, Florida, passed legislation permitting card rooms to be operated by all pari-mutuel facilities located in those counties. As a result, the Company opened card rooms in Miami (on June 19th with 40 tables initially) and Tampa (on May 22nd with 30 tables initially) during the third quarter of 1997. Pursuant to Florida Statute 849.086 the Miami facility conducts low stakes ($10 per hand) poker and dominoes at these facilities two hours prior to, during and two hours following live jai-alai performances. A rake of $.25 per person is the pari-mutuel's revenue from each hand dealt. Domino tables are rented at the rate of $1.50 per half hour per player. Florida state taxes are paid at 10% of this revenue and 4% of the revenues are paid to the Jai-Alai players.

JAI-ALAI INDUSTRY
The jai-alai industry live handle (money wagered) generally has declined in the last several years, due to increased gaming competition such as Indian Gaming, gambling cruise ships, and the state-wide lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in the Company's market areas. Average state-wide on-track handle per performance for the state of Florida fiscal years ended June 30, 1999, 1998, was approximately $57,868, and $59,469, respectively. Aggregate handle, state-wide, for the fiscal year ended June 30, 1999 decreased approximately $9.4 million or 10.2%. AGGREGATE HANDLE FOR THE COMPANY INCREASED FROM $86,627,522 IN 1998 TO $122,965,826 IN 1999, AN INCREASE OF 42%. The 1998 handle figure was adjusted for the sale of Tampa, and the 1999 Company handle figures include Summer Jai-Alai. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future. Because the Company's jai-alai business is tied directly to many, if not all, of the factors which influence the jai-alai industry as a whole, a players strike or the enactment of unfavorable legislation could have an adverse impact on the Company's operations.

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

These Properties consist of over 100 fully-developed, and 150 partially-developed, single-family residential home sites, a swim and tennis club facility, and 23 acres of partially-developed commercial property. As of September 30, 2000, approximately ninety-six (96) home sites had been sold. The residential sites are presently selling at an average in excess of $48,000 per site. Before the acquisition of the Properties by the Company, thirty-nine homes, having a market value of approximately $10,000,000 had been constructed and sold at an average price of $250,000 each. The Properties are located on Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits. Located in western Walton County, Georgia, the Properties are approximately 2.5 miles east of the Gwinnett County/Walton line. Gwinnett County is inside the fifteen-county region which makes up Metropolitan Atlanta. The population of the Atlanta area is now over four million residents. Gwinnett County is located in the Northeast section of Metropolitan Atlanta, and is one of the fastest growing counties in the United States. The population of Gwinnett County has doubled in the last ten years. During 1999 Walton Country was the fifth fastest growing county in the State of Georgia.

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

Effective July 1, 1998, tax relief legislation was enacted by the State of Florida (HB3663) stipulating that jai alai permit holders incurring state taxes on handle and admissions in an amount exceeding its operating earnings (before deduction of certain expenses such as depreciation and interest) for the prior year are entitled to credit such excess against pari-mutuel taxes due and payable. In 1997 Miami Jai Alai (Miami) and Tampa Jai Alai incurred and had available 1998 pari-mutuel tax credits of $1,606,051 and $935,521, respectively. During 1998, Miami utilized credits of $509,714 over two eligible months of operations. Tampa Jai Alai, which discontinued live operations following its July 4, 1998 performances, utilized pari-mutuel tax credits of $13,940 and incurred taxes of $439,684. Miami was entitled to carry over the unused 1998 credits to 1999 and had an additional credit of $1,330,864 available for recovery, representing the full amount of taxes incurred in 1998. Accordingly, total Miami tax credits carried forward were $2,427,201. During 1999, Miami incurred taxes (on handle and admission) of $1,219,042. These taxes were satisfied by the use of available credits. Further, Miami Jai Alai's 1999 loss from operations totaled $(646,894) after deducting the state taxes incurred. Accordingly, its unused credits total $2,502,200 at December 31, 1999. For the nine months ended September 30, 2000, pari-mutuel tax credits utilized were $723,873.

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

During the period from September 11, 1995, through March 15, 1996, the Company made, pursuant to the Loan Agreement, working capital loans totaling $346,000 to the Rincon Band.

On July 26, 2000 the Company received a cash payment of $850,000 as a "break-up" payment in settlement of the Loan Agreement and all other issues between the Company and the Rincon San Luiseno Band of Mission Indians.

RESULTS OF OPERATIONS - 3RD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH 3RD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999

During the quarter and nine months ended September 30, 2000, the Company's operations reflects nine months' operation of live Jai-Alai performances at the Miami facility. The Ft. Pierce Fronton conducted live jai-alai performances January through April. A full schedule of inter-track wagering was also conducted at Ft. Pierce. Miami offers limited ITW product due to blackouts imposed as a result of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to thirty-seven (37) pari-mutuel wagering locations in Florida, Connecticut and Rhode Island, and to approximately twenty five (25) locations in Mexico, Central America, and Austria. The 1999 figures include the Ocala Jai-Alai, which was sold on July 31, 2000. The 1999 figures have been restated to reflect audit adjustments. AS A RESULT OF AN AMENDED AGREEMENT WITH SUMMER JAI-ALAI PARTNERS, SUMMER JAI-ALAI (SJA) WAS OPERATED 100%
BY THE COMPANY FOR THE YEAR 1999 AND 2000. FOR COMPARISON PURPOSES, HANDLE, REVENUES, ATTENDANCE, OPERATING EXPENSES, AND GENERAL & ADMINISTRATIVE EXPENSES INCLUDE THE SJA FIGURES FOR 1999 AND 2000 SINCE SJA WAS OPERATED 100% BY THE COMPANY. ACCORDINGLY, THE NUMBERS IN THIS ANALYSIS MAY NOT NECESSARILY AGREE WITH ACCOMPANYING FINANCIAL STATEMENTS.

HANDLE ANALYSIS
Total handle (amount of money wagered) for the quarter ended September 30, 2000 was $28,629,374 of which $16,030,025 was from live Jai-Alai wagering, and $12,599,349 was from Inter-Track wagering. Total handle for the nine months ended September 30, 2000 was $92,901,196 of which $51,876,900 was from live and host Jai-Alai wagering and $41,024,296 was from guest Inter-Track wagering.

Total Handle (amount of money wagered) for the quarter ended September 30, 1999 was $31,009,965 of which $16,949,464 was from live Jai-Alai wagering and $14,060,501 was from Inter-Track guest wagering. Total handle for the nine months ended September 30, 1999 was $95,608,800 of which $53,556,537 was from live Jai-Alai wagering and $42,052,263 was from Inter-Track wagering.

Total handle for the quarter ended September 30, 2000 ($28,629,374) a decrease of $2,380,591 over the same period in 1999. The decrease consists of a decrease in ITW handle of $1,461,152 and a decrease of $919,439 in live Jai-Alai handle.

Total handle for the nine months ended September 30, 2000 ($92,901,196) a decrease over the same period in 1999 of $2,707,604. This decrease consists of a decrease in live jai-alai wagering handle of $1,679,637 and a decrease in inter-track wagering handle of $1,027,967.

REVENUES FOR THE QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1999
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended September 30, 2000 were $3,781,542 compared to pari-mutuel revenues of $3,672,738, for the same period in 1999, an increase of $108,804 or 3%. Pari-Mutuel revenues for the quarter ended September 30, 2000 ($3,781,542) consisted of $2,553,380 from live jai-alai wagering, and $1,228,162 from inter-track wagering. Pari-Mutuel revenues for the quarter ended September 30, 1999 ($3,672,738) consisted of $2,369,016 from live jai-alai and $1,303,722 from inter-track wagering.

Card Room Revenue for the quarter ended September 30, 2000 totaled $108,844, compared to $105,073 for the quarter ended September 30, 1999.

Admissions income, net of state taxes, for the quarter ended September 30, 2000 were $64,657 compared to $74,286 for the period ended September 30, 1999. Food, beverage and other income for the quarter ended September 30, 2000 were $436,479 and $520,978, respectively. Attendance for live jai-alai performances and ITW performances were approximately 166,555 and 177,921 for the 3 (three) months ended September 30, 2000 and September 30, 1999, respectively.

There were no property sales for the quarter ended September 30, 2000 compared to $192,500 for the quarter ended September 30, 1999.

Total Operating Revenue for the quarter ended September 30, 2000 was $4,391,523 compared to $4,565,575 for the quarter ended September 30, 1999.

REVENUES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999
Pari-mutuel revenues (net of state pari-mutuel taxes) for the nine months ended September 30, 2000 were $12,313,749 compared to pari-mutuel revenues of $11,984,595, for the same period in 1999, an increase of $329,154. Pari-Mutuel revenues for the nine months ended September 30, 2000 ($12,313,749) consisted of $8,336,081 from live jai-alai, and $3,977,668 from inter-track wagering.

Card Room Revenue for the nine months ended September 30, 2000 totaled $332,043, compared to $340,264 for the nine months ended September 30, 1999. Direct costs totaled $233,045 for the nine months ended September 30, 2000 compared to $243,168 for the same period in 1999.

Admissions income, net of state taxes, for the nine months ended September 30, 2000 were $211,020 compared to $240,314 for the period ended September 30, 1999. Food, beverage and other income for the nine months ended September 30, 2000 were $1,671,120 and $1,782,448, respectively. Attendance for live jai-alai performances and ITW performances were approximately 585,933 and 616,956 for the nine months ended September 30, 2000 and September 30, 1999, respectively.

Real Estate sales have dropped significantly in the first nine months of 2000. Property sales for the nine months ended September 30, 2000 were $101,294 compared to $824,000 for the nine months ended September 30, 1999. Lot costs attributable to these sales for the nine months ended September 30, 2000 were $42,300. Sales have decreased due to increased mortgage interest rates.

Total Operating Revenue for the nine months ended September 30, 2000 was $14,629,225 compared to $15,171,620 for the nine months ended September 30, 1999, a decrease of $542,395 (4%).

GENERAL AND ADMINISTRATIVE EXPENSES

THE FOLLOWING ANALYSIS OF GENERAL AND ADMINISTRATIVE EXPENSES IN THIS PART OF THE REPORT COMPARES FIGURES FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999. THE 1999 FIGURES HAVE BEEN RESTATED TO REFLECT AUDIT ADJUSTMENTS.

The Company's general and administrative expenses were $1,606,918 and $5,080,945 for the three months and nine months ended September 30, 2000, respectively. This compares to $1,648,323 and $5,179,742 for the three months and nine months ended September 30, 1999, respectively.

GENERAL AND ADMINISTRATIVE FOR QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO
THE QUARTER ENDED SEPTEMBER 30, 1999 The Company's general and administrative expenses and their comparison to the third quarter last year are as follows. Executive salaries were $128,091 for the third quarter of 2000 compared to $116,167 for the quarter ended September 30, 1999. Professional fees were $93,587 compared to $149,368 for the same three month period in 1999. Consulting fees decreased from $183,133 to $168,000 for 2000. In lieu of salaries for the Chairman/CEO and the President, the Company pays monthly management fees to Freedom of $38,000. Travel and entertainment expense totaled $76,293 for the third quarter of 2000, compared to $66,963 for the third quarter of 1999. Another significant cost included is approximately $192,605 in payroll taxes. Employee benefits for the quarter increased slightly to $169,992 from $166,269 for the same period in 1999. Property, Licenses and other taxes decreased from $121,806 in 1999 to $110,241 in 2000. Insurance increased slightly from $127,190 in 1999 to $131,613 for the third quarter of 2000. Public company costs including shareholder relations/information and filing fees decreased $11,641 to $6,002 for the quarter ended September 30, 2000 from $17,643 for the quarter ended September 30, 1999. Interest expense totaled $208,102 and $214,328, respectively, for the three month period ended September 30, 2000 and September 30, 1999.

GENERAL AND ADMINISTRATIVE FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999
Significant categories of general and administrative expenses and their comparison for the nine month period in 2000 versus 1999 are as follows. Executive salaries were $372,025 for the nine months ended September 30, 2000, compared to $379,917 for the same period in 1999. Professional fees decreased from $435,970 for the nine months ended September 30, 1999 to $410,633 for the same period in 2000. Consulting fees decreased from $565,474 in 1999 to $504,000 in 2000. Travel and entertainment expense totaled $218,933 for the first nine months of 2000, compared to $212,074 for the first nine months of 1999. Another significant cost is $690,948 in payroll taxes for the nine months ended September 30, 2000, compared to $622,683 in 1999. Employee benefits for the first nine months of 2000, increased $26,411 from $488,951 to $515,362. Public relations expense increased from $137,898 for nine months ended September 30, 1999 to $141,791 for the nine months ended September 30, 2000. Property, Licenses and other taxes increased $2,347 from $387,807 in 1999 to $390,153 in 2000. Insurance expense increased slightly to $401,311 for the nine months ended September 30, 2000 compared to $394,527 for 1999. Public company costs including shareholder relations/information and filing fees decreased $17,984 to $26,967 from $44,951 in 1999. Interest expense totaled $611,812 and $667,900 for the nine month period ended September 30, 2000 and September 30, 1999, respectively.

OPERATING EXPENSES

THE FOLLOWING ANALYSIS OF OPERATING EXPENSES COMPARES FIGURES FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999. THE 1999 FIGURES HAVE BEEN RESTATED TO REFLECT AUDIT ADJUSTMENTS.

The Company's operating expenses were $3,218,397 and $10,173,546 for the three months and nine months ended September 2000, respectively. This compares to $1,648,322 and $10,478,136 for the three months and nine months ended September 30, 1999, respectively.

OPERATING EXPENSES FOR QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1999
The Company's operating expenses and their comparison to the third quarter last year are as follows. Depreciation and amortization expense for the three months ended September 30, 2000 was $162,053 compared to $185,280 for the same period in 1999. Advertising increased $81,522 from $168,634 to $250,156 in 2000. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ended September 30, 2000 and September 30, 1999, were $990,330 and $957,792 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $341,497 for the three months ended September 30, 2000, compared to $335,214 for three months ended September 30, 1999. The components of the 2000 total ($341,497) were $61,784 in ITW tote, interface, and telephone charges; $93,884 in totalizator equipment rental; $82,850 in satellite charges and $102,979 in camera/television rental. Utilities expense totaled $184,198 and $185,017 respectively, for the three months periods ended September 30, 2000 and September 30, 1999. Program costs were $77,964 and $86,319, respectively, for the three month period ended September 30, 2000 and 1999. Payroll and associated costs for the bar, restaurant, souvenir and concessions costs totaled $358,758 and $385,032 for the three month period ended September 30, 2000 and September 30, 1999, respectively. Operating payrolls and contract costs totaled $772,870 and $777,655, respectively for the three month period ended September 30, 2000 and September 30, 1999. Operating payroll for the quarter ended September 30, 2000 consisted of the following: $301,873 in mutuels payroll; $195,454 in maintenance payroll; and $182,556 in security payroll. Maintenance expense for the three months ended September 30, 2000, totaled $87,318.

OPERATING EXPENSES FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999
The Company's total operating expenses for the nine months ended September 30, 2000 and September 30, 1999 were $10,173,546 and $10,478,136 respectively.
Depreciation and amortization expense for the nine month period ended September 30, 2000 and September 30, 1999, was $502,833 and $546,405, respectively.
Advertising costs increased from $639,255 in 1999 to $734,266 in 2000. The increase of $95,011 is largely attributable to increased advertising related to Jai-Alai tournaments in Miami. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the nine months ended September 30, 2000 and September 30, 1999, were $3,218,830 and $3,152,499, respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $1,025,317 for the nine months ended September 30, 2000, compared to $997,748 for nine months ended September 30, 1999. The components of the rental and service costs in 1999 ($1,025,317) total were as follows: $212,082 in ITW tote, interface, and telephone charges; $303,806 in totalizator equipment rental; $176,850 in satellite charges and $332,579 in camera/television rental. Utilities expense totaled $483,635 and $506,674, respectively, for the nine month periods ended September 30, 2000 and September 30, 1999. Program costs were $247,203 and $261,808 respectively, for the nine month periods ended September 30, 2000 and 1999. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $1,240,164 and $1,196,235 for the nine month periods which ended September 30, 2000 and September 30, 1999, respectively. Operating payrolls and contract costs totaled $2,424,176 and $2,379,005 for the nine month period ended September 30, 2000 and September 30, 1999, respectively. Operating payrolls and contract costs for the nine months ended September 30,

2000 primarily consisted of the following: $944,319 in mutuels payroll; $620,119 in maintenance payroll; and $563,388 in security payroll. Maintenance expense for the nine months ended September 30, 2000, totaled $286,295 compared to $311,419 for the nine months ended September 30, 1999.

OTHER INCOME
The Company had net interest and other income of $2,419,726 and $3,736,936 for the three and nine month periods ended September 30, 2000, respectively. Other income totaled $734,250 and $3,033,952 for the three and nine month periods ended September 30, 1999. Other Income ($2,419,726) for the quarter ended September 30, 2000 included interest income of $34,203, pari-mutuel tax credits of $2,084, Rincon Management Agreement Settlement of $850,000, the gain on the sale of Ocala Jai-Alai at $1,034,007, and income from Summer Jai-Alai of $627,080.

TAX LOSS CARRYFORWARDS
At December 31, 1999, the Company had approximately $16,000,000 in net operating loss carryforwards. However, because of IRC section 382 limitations due to the change of control that occurred in March, 1993, the bulk of these carryforwards are limited to approximately $95,000 per year. Operating losses of approximately $7,000,000 attributed to the period after the change of ownership are not subject to the Section 382 limitation.

SUMMARY OF OPERATIONS
The Company had net income of $1,716,551 or $.27 per common share, for the three months ended September 30, 2000, compared to net income of $139,384 or $.01 per common share for the three month period ended September 30, 1999. The Company had net income of $2,339,910 or $.36 per common share, for the nine months ended September 30, 2000 compared to net income of $1,961,293 or $0.30 per common share for the nine month period ended September 30, 1999. The 2000 Net Income ($2,339,910) includes a $1,034,007 gain on the sale of the Ocala Jai-Alai. The 1999 Net Income ($1,961,293) includes a non-recurring gain of $924,702 ($0.16 per common share) on the sale of excess commercial real estate in Miami.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at September 30, 2000 was $3,348,004. At September 30, 2000, the Company had an increase in working capital of approximately $3,219,347 from December 31, 1999.

During the nine months ended September 30, 2000, net cash used in the Company's operating activities was $259,392. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations. Principal revenues were from net pari-mutuel wagering commissions on live Jai-Alai and ITW events.

During the nine months ended September 30, 2000, cash flow provided by investing activities was $2,876,722. During the nine months ended September 30, 2000, cash flow used in financing activities was $1,494,985.

On February 17, 1999, the Company sold excess real estate consisting of 12.99 acres, located near the Miami Jai-Alai facility in Miami, FL for $3,668,000.

The proceeds of the Miami Excess Real Estate Sale were used as follows:


(a)      Payment to Bank of Oklahoma...................      1,500,000
(b)      Brokerage Commissions.........................         91,700
(c)      Real Estate Taxes.............................         88,737
(d)      Title Charges.................................         23,042
(e)      Recording and Transfer Fees...................         38,551
(f)      Misc. settlement charges......................          7,961
(g)      Deposit-paid on various trade accounts payable        200,000
                                                               -------
                                               Total        $1,949,991
                                                            ==========

For further information regarding the sale, please refer to the Form 8-K dated February 18, 1999.

The Company incurred other costs related to carrying the Miami property and lease-back obligations of approximately $899,199.. These other property-related costs were expensed as operating costs over the period from January 1, 1998 to February 17, 1999 - - - the period which the Company owned the property.

The balance of the cash received, $1,718,009 has been invested in short-term cash equivalent funds.

As a result of these transactions, the Company's cash flow is currently adequate to meet its debts and other obligations as they come due. The Company's operating results have improved dramatically.

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the forward-looking statements are based upon reasonable assumptions, there can be no assurance that the forward-looking statements will prove to be accurate. Factors that could cause actual results to differ from the results anticipated in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company operates); competition for the company's customers from other providers of entertainment and gaming opportunities; government legislation and regulation (which changes from time to time and over which the Company has no control). The Company undertakes no obligation to republish forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events .

                           PART II - OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS.

                  Orez, Ltd. was named the Company as a defendant in a suit challenging the number of common stock shares issued in the Preferred Stock Series C conversion. On October 5, 2000, the lawsuit was settled and Orez Ltd. received 122, 579 additional shares of stock and $50,000 to partially defray costs of litigation.

                  Legong Investments NV ("Legong") domiciled in the Netherlands Antilles, is the holder of 50 shares of the Company's B Convertible Preferred Stock and 1800 shares of the Company's Series E 8% Convertible Preferred Stock. Legong has applied to the Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering for permission to own 5% or more of the Company's shares of common stock. Legong has also initiated an arbitration proceeding to resolve the question of how many shares of the Company's common stock it will receive upon conversion of the Preferred Stock into Common Stock in accordance with the terms of the Preferred Stock. Legong claims that it would be entitled to 2,439,880 shares of common stock plus damages in the amount of $366,000. The Company claims that Legong would be entitled to 2,301,969 shares of common stock only. The Company will vigorously contest any claim by Legong for damages.

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

                                        FLORIDA GAMING CORPORATION
                                        --------------------------
                                               (Registrant)

Date: NOVEMBER 14, 2000

                                           By:  /s/  W.B. Collett
                                              -------------------
                                                W.B. Collett
                                                Chairman of the Board and Chief
                                                Executive Officer
                                                (Principal Financial Officer)