Form 10QSB/A
period 2000-06-30
FLORIDA GAMING CORP
filed 2000-12-27
CIK 312065

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                F O R M 10-QSB/A


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2000

                          Commission file number 0-9099



                           FLORIDA GAMING CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      59-1670533
      -------------------                             -------------------
(State or other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)


  3500 NW 37TH AVENUE, MIAMI, FLORIDA                           33142-0000
----------------------------------------                        ----------
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
                  ----------------
                 Transitional Small Business Disclosure Format:

                             YES      NO  X
                                ---      ---

                                 FLORIDA GAMING
                                   CORPORATION

                              INDEX TO FORM 10-QSB


                                                                                                PAGE NUMBER
                                                                                                -----------
PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of  June 30, 2000 (unaudited) and December 31, 1999 ............................    3

Statements of Operations (unaudited) for Three Months and Six Months ended
  June 30, 2000 and 1999..........................................................................    5

Statements of Cash Flows (unaudited) for the Six Months ended June 30, 2000 and 1999 .............    6

Notes to Financial Statements (unaudited) ........................................................    7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ....   15

PART II. OTHER INFORMATION .......................................................................   22

SIGNATURES .......................................................................................   23

PART I.  FINANCIAL INFORMATION

ITEM 1.



                           FLORIDA GAMING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                    June  30,     December 31,
ASSETS                                                                2000            1999
------                                                            ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents  (Note 2) .......................  $  1,918,496    $  2,525,686
     Accounts receivable & current portion of notes receivable .       271,462         652,075
     Inventory (Note 2) ........................................        63,031          98,929
                                                                  ------------    ------------
             Total current assets ..............................  $  2,252,989    $  3,276,690

PROPERTY AND EQUIPMENT:

      Land  (Notes 2,7, and 11) ................................  $  4,184,412    $  4,184,412
      Buildings and Improvements ...............................     8,166,332       8,151,324
      Furniture, fixtures and equipment ........................     1,842,697       1,827,004
                                                                  ------------    ------------
                                                                  $ 14,193,441    $ 14,162,740
       Less accumulated depreciation ...........................    (2,578,759)     (2,310,449)
                                                                  ------------    ------------
                                                                  $ 11,614,682    $ 11,852,291

REAL ESTATE  DEVELOPMENT .......................................     4,419,607       4,262,907

COMMERCIAL PROPERTY HELD FOR SALE ..............................     3,757,824       3,757,825

 OTHER ASSETS ..................................................     1,240,952       1,194,501
                                                                  ------------    ------------
                                                                  $ 23,286,054    $ 24,344,214
                                                                  ============    ============

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                                  June 30,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                                  2000            1999
------------------------------------                                                          ------------    ------------
CURRENT LIABILITIES
     Accounts payable and accrued expenses (Note 2) ......................................... $  4,192,865    $  5,367,778
     Short-term borrowing and current portion of long-term debt .............................    3,534,862       4,234,545
                                                                                              ------------    ------------
                       Total current liabilities............................................. $  7,727,727    $  9,602,323

LONG-TERM LIABILITIES
     Long-term portion notes payable ........................................................    2,185,703       1,882,354

STOCKHOLDERS' EQUITY (See Notes 2,4,5,6, and 7):

      Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 33,635 shares issued and outstanding
       at June 30, 2000 and December 31, 1999 ...............................................        3,363           3,443

      Class B convertible preferred stock; convertible to common stock, 5,000 shares authorized; 95 shares issued and outstanding at June 30, 2000 and
       December 31, 1999 ....................................................................           10              10

      Class E 8% cumulative convertible preferred stock,  2,000 shares authorized; 1,950
       shares  issued and outstanding at June 30, 2000  and  December 31,  1999 .............          195             195

      Class F 8% cumulative convertible preferred stock,  2,500 shares authorized; 2,000
       shares issued and outstanding at  June 30, 2000 and December 31, 1999 ................          200             200

      Common stock, $.10 par value, authorized 15,000,000 shares, 6,066,816 issued and outstanding at June 30, 2000, and 6,066,816 issued and
       outstanding at December 31,  1999 ....................................................      606,682         606,682
Capital in excess of par value ..............................................................   39,572,551      39,572,551
Accumulated deficit .........................................................................  (26,810,377)    (27,323,544)
                                                                                              ------------    ------------
              Total stockholders' equity ....................................................   13,372,624      12,859,537
                                                                                              ------------    ------------

              Total liabilities and stockholders' equity .................................... $ 23,286,054    $ 24,344,214
                                                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                           FLORIDA GAMING CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    ---------------------------  ----------------------------
                                                    June 30, 2000 June 30, 1999  June 30, 2000  June 30, 1999
                                                    ------------- -------------  -------------  -------------
HANDLE:
Live Jai-Alai Wagering                              $ 17,337,947    $ 17,477,564    $ 35,846,875    $ 36,607,073
Inter- Track Wagering (ITW)                           14,162,359      13,832,097      28,424,947      27,991,762
                                                    ------------    ------------    ------------    ------------
              Total Pari-Mutuel Handle*             $ 31,500,306    $ 31,309,661    $ 64,271,822    $ 64,598,835
                                                    ============    ============    ============    ============

REVENUE:
Live Jai-Alai Mutuel Revenue, Net of
Pari-Mutuel taxes to State of Florida               $  1,137,637    $  1,066,651    $  4,163,926    $  4,063,111
Inter-Track Mutuel Commissions                         1,179,111       1,225,883       2,560,802       2,588,573
                                                    ------------    ------------    ------------    ------------
              Net Pari-Mutuel Revenue               $  2,316,748    $  2,292,534    $  6,724,728    $  6,651,684

Real Estate Division Income                               38,294         165,500         101,294         631,500
Cardroom Income                                           42,483          45,280         154,430         159,964
Admissions Income, net of taxes                           49,092          52,996         127,286         143,292
Programs, Food,Beverage and Other                        528,201         541,799       1,206,603       1,236,258
                                                    ------------    ------------    ------------    ------------
              Total Operating Revenue               $  2,974,817    $  3,098,109    $  8,314,341    $  8,822,698
                                                    ============    ============    ============    ============

COSTS AND EXPENSE:
Operating                                           $  1,922,311    $  2,017,896    $  5,513,409    $  5,699,575
General and Administrative                             1,437,021       1,435,565       3,154,003       3,239,792
Depreciation and Amortization                            170,358         178,099         340,780         361,124
                                                    ------------    ------------    ------------    ------------
              Total Costs and Expense               $  3,529,690    $  3,631,560    $  9,008,192    $  9,300,492
                                                    ------------    ------------    ------------    ------------
              Net Loss From Operations              $   (554,873)   $   (533,451)   $   (693,851)   $   (477,794)
                                                    ============    ============    ============    ============

OTHER INCOME
              Interest Income                             25,253          25,019          56,010          44,662
              Pari-Mutuel Tax Credits                    184,422         182,147         721,789         774,257
              Other Income                                  --            60,967            --           160,967
              Gain on Sale of Excess Real Estate            --              --              --           924,702
              Summer Jai-Alai                            557,689         395,115         539,412         395,115
                                                    ------------    ------------    ------------    ------------
              Net Income                            $    212,491    $    129,797    $    623,359    $  1,821,909
                                                    ============    ============    ============    ============

Earnings per  Common Share                          $       0.02    $       0.01    $       0.07    $       0.28
Earnings per  Common Share (fully diluted)          $       0.02    $       0.01    $       0.06    $       0.21

Weighted Avg. Common Shares Outstanding                6,066,816       5,869,015       6,066,816       5,825,872

*Summer Jai-Alai (SJA) was operated 100% by the Company for 1999 and 2000. The handle figures include SJA

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                For the Six Months Ended
                                                                                              --------------------------
                                                                                                 June 30,       June 30,
                                                                                                     2000           1999
                                                                                              -----------    -----------
Cash flows from operating activities:
Net Income.................................................................................   $   623,359    $ 1,821,909

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
        Depreciation and amortization .....................................................       340,780        361,124
        Gain on sale of assets ............................................................           -0-       (924,702)
        Equity in earnings of Summer Jai-Alai..............................................      (443,411)      (204,304)
        Realized gain on sale of marketable securities ....................................           -0-            -0-
        Change in Accounts receivable, net ................................................      (126,525)       104,107
        Change in Prepaid expenses ........................................................       (50,557)       (43,137)
        Change in Other assets ............................................................       (31,816)       (62,735)
        Change in Inventories .............................................................        35,898         40,923
        Change in Accounts payable and accrued expenses ...................................      (351,514)    (1,518,608)
                                                                                              -----------    -----------
                 Total adjustments ........................................................      (627,145)    (2,247,332)
                                                                                              -----------    -----------
            Net cash used in operating activities .........................................       ($3,786)     ($425,423)

Investing Activities:

        Proceeds from sales of property ...................................................           -0-      3,514,707
        Capital Expenditures ..............................................................       (30,701)       (50,547)
        Cash Distribution from  Summer Jai-Alai ...........................................       200,000        148,347
        Decrease (Increase) in capitalized development ....................................      (156,700)       265,949
                                                                                              -----------    -----------
             Net proceeds provided by investing activities ................................       $12,599     $3,878,456

Financing activities:
            Net proceeds from borrowing (Repayment of Borrowings) (Note 8) ................     ($396,468)   ($1,754,373)
            Dividends Paid ................................................................      (110,272)       (80,000)
                                                                                              -----------    -----------
            Net cash used in  financing activities ........................................     ($506,740)   ($1,834,373)

NET INCREASE (DECREASE) IN CASH ...........................................................     ($497,927)   $ 1,618,660

CASH AND EQUIVALENTS AT BEGINNING OF YEAR .................................................   $ 2,225,659    $ 1,086,285
                                                                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT JUNE 30TH ....................................................   $ 1,727,732    $ 2,704,945
                                                                                              -----------    -----------
Supplemental disclosure of cash flow information:

Cash paid during the period for:
      Interest ............................................................................   $   403,710    $   453,572

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

(2)      SIGNIFICANT ACCOUNTING POLICIES

COMPANY BACKGROUND: Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce, Miami, and Ocala, Florida. The Company also conducts Inter-Track Wagering (ITW) on Jai Alai, horse racing and dog racing from its Ft. Pierce and Ocala Jai- Alai facilities. On November 26, 1997, the Company acquired Tara Club Estates ("Tara"), a residential and commercial real estate development near Atlanta in Walton County, Georgia. The Company intends to complete the development and market the property.

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

COMMERCIAL PROPERTY HELD FOR SALE: The Company's investment in land held for resale totaling $3,757,824 at June 30, 2000. This includes land owned near the Ft. Pierce Jai-Alai fronton in the amount of $1,834,516 and approximately 25 acres of commercial property held for sale adjoining the Tara residential property in the amount of $1,923,308.

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

The net income per common share for the six months ended June 30, 2000 and June 30, 1999 was calculated based upon net income attributable to common stock shareholders and the weighted average number of outstanding common shares 6,066,816 and 5,825,872, respectively. Weighted average equivalent shares on a fully diluted basis for the six months ended June 30, 2000 and June 30, 1999 were 8,588,735 and 8,347,791 shares, respectively, consisting of options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 6,066,816 for weighted average common shares for the six months ended June 30, 2000 and 5,825,872 for the six months ended June 30, 1999.

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

CLASS B PREFERRED STOCK
The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration to be received by the Company upon initial issuance of each share of the Series B stock is $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. On December 15, 1995, the Board of Directors reserved 600,000 shares of the Company's common stock for issuance upon conversion of the Series B preferred stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. During the year ended December 31, 1995, 2,400 Series B preferred shares were issued for $2,400,000 to three unrelated parties. During the year ended December 31, 1996, the Company issued 2,300 Series B preferred shares at $925 per share. During 1996, 2,707.5 Series B shares were converted to 473,588 shares of common stock. During 1997, 1547.5 Series B shares were converted to 295,951 shares of common stock. During 1998, 150 Series B shares were converted to 113,466 shares of common stock, and 100 shares were redeemed by the Company. On October 18, 1999, 100 Series B shares were converted to 105,121 shares of common stock. No shares have been converted during the first six months of 2000. The Company is currently in an arbitration proceeding relative to the conversion of 50 shares of the Class B Preferred Stock. See "Legal Proceedings."

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

                                             Minimum
                 Year                     Annual Rental
                 ----                    ---------------
                 2000                        $410,000
                                              410,000
                                             --------
                 2001                        $820,000
                                             --------

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

The Company's direct costs associated with the closing of the transaction totaled $885,670, including $750,000 to the Bank of Oklahoma for the release on the first mortgage obligation, and $118,127 for payment of the 1999 Real Estate Taxes. The Company dismissed the suit against Ocala Breeders Sales Company as part of the above-described sales agreement.

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

JAI-ALAI INDUSTRY
The jai-alai industry live handle (money wagered) generally has declined in the last several years, due to increased gaming competition such as Indian Gaming, gambling cruise ships, and the state-wide lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in the Company's market areas. Average state-wide on-track handle per performance for the state of Florida fiscal years ended June 30, 1999, and 1998 was approximately $57,868, and $59,469 respectively. Aggregate handle, state-wide, for the fiscal year ended June 30, 1999 decreased approximately $9.4 million or 10.2%. AGGREGATE HANDLE FOR THE COMPANY INCREASED FROM $86,627,522 IN 1998 TO $122,965,826 IN 1999, AN INCREASE OF 42%. The 1998 handle figure was adjusted for the sale of Tampa, and the 1999 Company handle figures include Summer Jai-Alai. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future. Because the Company's jai-alai business is tied directly to many, if not all, of the factors which influence the jai-alai industry as a whole, a players strike or the enactment of unfavorable legislation could have an adverse impact on the Company's operations.

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

RESULTS OF OPERATIONS - 2ND QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH 2ND QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

During the quarter and six months ended June 30, 2000, the Company's operations reflects six months' operation of live Jai-Alai performances at the Miami facility. The Ft. Pierce Fronton conducted live jai-alai performances January through April. A full schedule of inter-track wagering was also conducted at all facilities with the exception of Miami, which offers limited ITW product due to blackouts imposed as a result of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to thirty-seven (37) pari-mutuel wagering locations in Florida, Connecticut and Rhode Island, and to approximately twenty five (25) locations in Mexico, Central America, and Austria. The Ocala Fronton only operated inter-track wagering during the first quarter and began its live season June 2, 2000. THE 1999 FIGURES HAVE BEEN RESTATED TO REFLECT AUDIT ADJUSTMENTS. AS A RESULT OF AN AMENDED AGREEMENT WITH SUMMER JAI-ALAI PARTNERS, SUMMER JAI-ALAI (SJA) WAS OPERATED 100% BY THE COMPANY FOR THE YEARS 1999 AND 2000. FOR COMPARISON PURPOSES, HANDLE, REVENUES, ATTENDANCE, OPERATING EXPENSES, AND GENERAL AND ADMINISTRATIVE EXPENSES INCLUDE THE SJA FIGURES FOR 1999 AND 2000 SINCE SJA WAS OPERATED 100% BY THE COMPANY. ACCORDINGLY, THE NUMBERS IN THIS ANALYSIS MAY NOT NECESSARILY AGREE WITH ACCOMPANYING FINANCIAL STATEMENTS.

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

Total handle for the six months ended June 30, 2000 was $64,271,822, a decrease over the same period in 1999 of $327,013. This decrease consists of a decrease in live jai-alai wagering handle of $760,198 and an increase in inter-track wagering handle of $433,185

REVENUES FOR THE QUARTER ENDED JUNE 30, 2000 COMPARED TO THE QUARTER ENDED JUNE 30, 1999

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

Admissions income, net of state taxes, for the quarter ended June 30, 2000 were $68,169 compared to $75,732 for the period ended June 30, 1999. Food, beverage and other income for the quarter ended June 30, 2000 were $556,238 and $567,011, respectively. Attendance for live jai-alai performances and ITW performances were approximately 189,609 and 196,248 for the three months ended June 30, 2000 and June 30, 1999, respectively.

Property sales for the quarter ended June 30, 2000 were $38,294 compared to $165,500 for the quarter ended June 30, 1999.

Total Operating Revenue for the quarter ended June 30, 2000 was $4,898,178 compared to $4,881,457 for the quarter ended June 30, 1999.

REVENUES FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Pari-mutuel revenues (net of state pari-mutuel taxes) for the six months ended June 30, 2000 were $8,532,207 compared to pari-mutuel revenues of $8,311,857, for the same period in 1999, an increase of $220,350. Pari-Mutuel revenues for the six months ended June 30, 2000 ($8,532,207) consisted of $5,782,701 from live jai-alai, and $2,749,506 from inter-track wagering.

Card Room Revenue for the six months ended June 30, 2000 totaled $223,199, compared to $235,190 for the six months ended June 30, 1999. Direct costs totaled $156,629 for the six months ended June 30, 2000.

Admissions income, net of state taxes, for the six months ended June 30, 2000 were $146,362 compared to $166,028 for the period ended June 30, 1999. Food, beverage and other income for the six months ended June 30, 2000 were $1,234,640 and $1,261,470, respectively. Attendance for live jai-alai performances and ITW performances were approximately 419,378 and 439,035 for the six months ended June 30, 2000 and June 30, 1999, respectively.

Real Estate sales have dropped significantly in the first six months of 2000. Property sales for the six months ended June 30, 2000 were $101,294 compared to $631,500 for the six months ended June 30, 1999. Lot costs attributable to these sales for the six months ended June 30, 2000 were $42,300. Sales have decreased due to increased interest rates.

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

GENERAL AND ADMINISTRATIVE FOR QUARTER ENDED JUNE 30, 2000 COMPARED TO THE QUARTER ENDED JUNE 30, 1999
The Company's general and administrative expenses and their comparison to the second quarter last year are as follows. Executive salaries were $126,101 for the second quarter of 2000 compared to $115,750 for the quarter ended June 30, 1999. Advertising decreased $5,606 from $247,315 to $241,709. Professional fees were $197,858 compared to $173,479 for the same three month period in 1999. Consulting fees decreased from $180,374 to $168,000. Consulting fees consist of the salaries of the Chairman/ CEO and the President of Florida Gaming being replaced by management fees paid to Freedom Financial Corporation for their services. Travel and entertainment expense totaled $72,600 for the second quarter of 2000, compared to $78,148 for the second quarter of 1999. Another significant cost included is approximately $214,897 in payroll taxes. Employee benefits for the quarter slightly increased to $160,369 from $155,638 for the same period in 1999. Property, Licenses and other taxes decreased from $146,632 in 1999 to $136,585 in 2000 . Insurance decreased slightly from $139,054 in 1999 to $136,311 for the second quarter of 2000. Public company costs including shareholder relations/information and filing fees increased $5,188 to $17,263 for the quarter ended June 30, 2000 from $12,075 for the quarter ended June 30, 1999. Interest expense totaled $203,199 and $218,016, respectively, for the three month period ended June 30, 2000 and June 30, 1999.

GENERAL AND ADMINISTRATIVE FOR SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999
Significant categories of general and administrative expenses and their comparison on a six month period in 2000 versus 1999 are as follows. Executive salaries were $243,934 for the six months ended June 30, 2000, compared to $263,750 for the same period in 1999. Advertising increased from $470,621 in 1999 to $484,110. The increase of $13,489 is largely attributable to increased advertising related to Jai-Alai tournaments in Miami. Professional fees increased from $286,602 for the six months ended June 30, 1999 to $317,045 for the same period in 2000. This increase is primarily the result of a settlement of the Rincon litigation. Consulting fees decreased from $382,341 to $336,000. Travel and entertainment expense totaled $135,781 for the first six months of 2000, compared to $151,970 for the first six months of 1999. Another significant cost included is approximately $498,342 in payroll taxes for the six months ended June 30, 2000, compared to $433,090 for 1999. Employee benefits for the first six months of 2000, increased $22,689 from $322,681 to $345,371. Public relations expense decreased from $103,266 for six months ended June 30, 1999 to $93,704 for the six months ended June 30, 2000. Property, Licenses and other taxes increased $10,046 from $266,001 in 1999 to $279,913 in 2000. Insurance expense has slightly increased to $269,698 for the six months ended June 30, 2000 compared to $267,337 for 1999. Public company costs including shareholder relations/information and filing fees decreased $5,188 to $20,964 from $27,308 in 1999. Interest expense totaled $403,710 and $453,572 for the six month period ended June 30, 2000 and June 30, 1999, respectively.

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

OPERATING EXPENSES FOR QUARTER ENDED JUNE 30, 2000 COMPARED TO THE QUARTER ENDED JUNE 30, 1999
The Company's operating expenses and their comparison to the second quarter last year are as follows. Depreciation and amortization expense for the three months ended June 30, 2000 and June 30, 1999, was $170,358 and $178,099 respectively. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending June 30, 2000 and June 30, 1999, were $1,054,224 and $1,086,129 respectively.
Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $337,427 for the three months ended June 30, 2000, compared to $318,072 for three months ended June 30, 1999. The components of the 2000 total ($337,427) were $86,836 in ITW tote, interface, and telephone charges; $94,771 in totalizator equipment rental; $46,800 in satellite charges and $109,020 in camera/television rental. Utilities expense totaled $159,811 and $148,261 respectively, for the three months periods ended June 30, 2000 and June 30, 1999. Program costs totaling $83,791 and $87,058, respectively, are also included in the total operating expenses for the three month period ended June 30, 2000 and 1999. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $405,597 and $380,816 for the three month period ended June 30, 2000 and June 30, 1999, respectively. Operating payrolls and contract costs totaled $814,396 and $797,985, respectively for the three month period ended June 30, 2000 and June 30, 1999. Operating payroll for the quarter ended June 30, 2000 consisted of the following: $314,102 in mutuels payroll; $211,038 in maintenance payroll; and $191,762 in security payroll. Maintenance expense for the three months ended June 30, 2000, totaled $107,704.

OPERATING EXPENSES FOR SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999
The Company's operating expenses for the six months ended June 30, 2000 and June 30, 1999 were $6,471,039 and $6,703,828 respectively. Depreciation and amortization expense for the six month period ended June 30, 2000 and June 30, 1999, was $340,780 and $361,124,
respectively. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the six months ended June 30, 2000 and June 30, 1999, were $2,228,499 and $2,194,707, respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $683,821, for the six months ended June 30, 2000, compared to $662,534 for six months ended June 30, 1999. The components of the rental and service costs in 1999 ($683,821) total were $150,298 in ITW tote, interface, and telephone charges; $209,922 in totalizator equipment rental; $94,000 in satellite charges and $229,600 in camera/television rental. Utilities expense totaled $299,437 and $321,657, respectively, for the six month period ended June 30, 2000 and June 30, 1999. Program costs were $169,239 and $175,489 respectively, for the six month period ended June 30, 2000 and 1999. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $881,405 and $811,203 for the six month periods which ended June 30, 2000 and June 30, 1999, respectively. Operating payrolls and contract costs totaled $1,651,306 and $1,601,350 for the six month period ended June 30, 2000 and June 30, 1999, respectively. Operating payrolls and contract costs for the six months ended June 30, 2000 consisted of the following: $642,446 in mutuels payroll; $424,665 in maintenance payroll; and $380,832 in security payroll. Maintenance expense for the six months ended June 30, 2000, totaled $198,977 compared to $216,409 for the six months ended June 30, 1999.

OTHER INCOME
The Company had net interest and other income of $767,364 and $1,317,211 for the three and six month period ended June 30, 2000, respectively, as compared to other income of $663,248 and $2,299,703 for the three and six month periods ended June 30, 1999. Other Income ($767,364) for the quarter ended June 30, 2000 included interest income of $25,253, pari-mutuel tax credits of $184,422 and Summer Jai-Alai income of $557,689. Other Income ($1,317,211) for the six months ended June 30, 2000 included interest income of $56,010, pari-mutual tax credits of $721,789 and Summer Jai-Alai income of $539,412.

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

LIQUIDITY AND CAPITAL RESOURCES

The balance of the Company's cash and cash equivalents at June 30, 2000 was $1,727,732. At June 30, 2000, the Company had an increase in working capital of approximately $850,895 from December 31, 1999.

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

                  None.

         Item 5.  OTHER INFORMATION.

                  None.

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                   a)      Exhibits
                           ---------

                           Exhibit 27 -    Financial Data Schedule.

                    b)     Reports on Form 8-K.
                           -------------------
                           None.

                           FLORIDA GAMING CORPORATION
                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FLORIDA GAMING CORPORATION
                                     --------------------------
                                            (Registrant)

Date:  December 27, 2000             By:  /s/ W. B. Collett
       --------------------              ----------------------
                                          W.B. Collett
                                          Chairman of the Board and Chief
                                          Executive Officer
                                          (Principal Financial Officer)