Form 10QSB
period 2001-03-31
FLORIDA GAMING CORP
filed 2001-05-15
CIK 312065

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

Commission file number 0-9099

FLORIDA GAMING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	59-1670533 (IRS Employer Identification No.)
3500 NW 37th Avenue, Miami, Florida	33142-0000
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code    (305) 633-6400

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

YES /x/	NO / /

    6,189,395 shares of the issuer's Common Stock were outstanding as of the latest practicable date, May 15, 2001.

    Transitional Small Business Disclosure Format:

YES / /	NO /x/

FLORIDA GAMING
CORPORATION
INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$1,263,727	$1,962,911
Accounts receivable & current portion of notes receivable	735,528	877,288
Inventory (Note 2)	66,032	71,838

Total current assets	$2,065,287	$2,912,037
PROPERTY AND EQUIPMENT:
Land	$3,895,586	$3,895,585
Buildings and Improvements	7,116,597	7,116,597
Furniture, fixtures and equipment	1,761,603	1,747,333

	$12,773,786	$12,759,515
Less accumulated depreciation	(2,762,714)	(2,648,005)

	$10,011,072	$10,111,510
REAL ESTATE DEVELOPMENT	5,704,065	4,080,096
COMMERCIAL PROPERTY HELD FOR SALE	4,295,325	4,195,825
OTHER ASSETS	930,473	1,590,337

	$23,006,222	$22,889,805

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2001	December 31, 2000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$4,694,404	$4,972,091
Short-term borrowing and current portion of long-term debt	6,122,107	4,346,053

Total current liabilities	$10,816,511	$9,318,144
LONG-TERM LIABILITIES
Long-term portion notes payable	564,551	1,807,498
STOCKHOLDERS' EQUITY (See Notes 2,4,5,6, and 7):
Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 33,635 shares issued and outstanding at March 31, 2001 and December 31, 2000	3,363	3,363
Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at March 31, 2001 and December 31, 2001	5	5
Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 300 Shares issued and outstanding at March 31, 2001 and December 31, 2000	30	30
Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at March 31, 2001 and December 31, 2000	200	200
Common stock, $.10 par value, authorized 15,000,000 shares, 6,189,395 issued and Outstanding at March 31, 2001, and December 31, 2000	618,940	618,940
Capital in excess of par value	37,360,544	37,360,544
Accumulated deficit	(26,357,922)	(26,218,919)

Total stockholders' equity	11,625,160	11,764,163

Total liabilities and stockholders' equity	$23,006,222	$22,889,805

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2001	March 31, 2000
HANDLE:
Live Jai-Alai Wagering	$17,900,110	$18,508,928
Inter- Track Wagering (ITW)	10,383,795	14,262,588

Total Pari-Mutuel Handle	$28,283,905	$32,771,516

REVENUE:
Live Jai-Alai Mutuel Revenue, Net of Pari-Mutuel taxes to State of Florida	$3,210,277	$3,026,289
Inter-Track Mutuel Commissions	995,711	1,381,691

Net Pari-Mutuel Revenue	$4,205,988	$4,407,980
Cardroom Income	101,720	111,948
Admissions Income, net of taxes	65,743	78,194
Programs, Food,Beverage and Other	596,208	678,402

Total Operating Revenue	$4,969,659	$5,276,524

COSTS AND EXPENSE:
Operating	$4,207,860	$4,440,247
General and Administrative	911,091	867,833
Depreciation and Amortization	128,845	170,421

Total Costs and Expense	$5,247,796	$5,478,501

Loss From Operations	$(278,137)	$(201,977)

OTHER INCOME (EXPENSE)
Real Estate Division Income	-0-	63,000
Summer Jai-Alai	(170,321)	(18,278)
Pari-Mutuel Tax Credits	295,230	537,366
Interest Income	25,323	30,757
Other Income	28,901	-0-

Net Income (loss)	$(99,004)	$410,868

Basic Income (loss) per Common Share	($0.03)	$0.05
Diluted Income (loss) per Common Share	($0.03)	$0.04
Weighted Avg. Common Shares Outstanding	6,189,395	6,066,816

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	March 31, 2001	March 31, 2000
Cash flows from operating activities:
Net Income	$(99,004)	$410,868
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and Amortization	128,845	170,421
Decrease (increase) in Inventory	5,806	(1,894)
Decrease (increase) in Accounts Receivable	550,244	(275,603)
Increase in Real Estate Development	(222,513)	(47,700)
Increase in Prepaid Expenses	(61,400)	(70,794)
Increase in A/P and Accrued Expenses	47,436	57,531

Net cash provided by operating activities	349,414	242,829
Investing Activities:
Purchases of Property and Equipment	(1,515,226)	(28,686)
Increase in Other Assets	(26,333)	(6,871)

Net proceeds used in investing activities	(1,541,559)	(35,557)
Financing Activities:
Net Long Term debt repaid	532,961	(278,130)
Dividends Paid	(40,000)	(40,000)

Net cash provided by (used in) financing activities	492,961	(318,130)

NET DECREASE IN CASH	(699,184)	(110,858)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,962,911	2,225,659

CASH AND CASH EQUIVALENTS AT MARCH 31, 2001 AND MARCH 31, 2000	$1,263,727	$2,114,801

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$276,637	$200,511

NOTES TO FINANCIAL STATEMENTS
FLORIDA GAMING CORPORATION
March 31, 2001
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

    Approximately 35% of the Company's common stock is controlled by the Company's Chairman either directly or beneficially through his ownership of Freedom Financial Corporation ("Freedom"), a closely held investment company, and approximately 11.4% is controlled by the Company's chairman pursuant to a voting arrangement for shares owned by the Bank of Oklahoma, Tulsa, OK.

    Cash and Cash Equivalents:  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    Property, Plant and Equipment:  Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets.

    Commercial Property Held for Sale:  The Company's investment in land held for resale totaling $4,295,325 at March 31, 2001. This includes land owned near the Ft. Pierce Jai-Alai fronton in the amount of $1,834,516 and approximately 25 acres of commercial property held for sale adjoining the Tara residential property in the amount of $2,460,809.

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

(3)  INCOME TAXES

    At December 31, 2000, the Company had tax net operating loss (NOL) carryforwards of approximately $12,500,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2015. However, $9,000,000 of the Company's NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $95,000 per fiscal year under Section 382 of the IRC because Company stock purchased by Freedom Financial Corporation was considered a "change in ownership" under the "deemed exercised rule" of IRC Section 382. As a result, only the net operating losses attributable to the period after the "change in ownership" (approximately $3,500,000) are not subject to the Section 382 limitation.

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

    Effective July 1, 1998, tax relief legislation was enacted by the State of Florida stipulating that jai alai permit holders incurring state taxes on handle and admissions in an amount exceeding its operating earnings (before deduction of certain expenses such as depreciation and interest) for the prior year are entitled to credit such excess amounts against pari-mutuel taxes due and payable. In 1997 Miami Jai Alai and Tampa Jai Alai incurred and had available 1998 pari-mutuel tax credits of $1,606,051 and $935,521, respectively. During 1998, Miami utilized credits of $509,714 over two eligible months of operations. Tampa Jai Alai, which discontinued live operations following its July 4, 1998 performances, utilized pari-mutuel tax credits of $13,940 and incurred taxes of $439,684. Miami was entitled to carry over the unused 1998 credits to 1999 and will have an additional credit of $1,330,864 available for recovery, representing the full amount of taxes incurred in 1998. Accordingly, total Miami tax credits carried forward to 1999 were $2,427,201. During 1999, Miami incurred taxes (on handle and admission) of $1,219,042. These taxes were satisfied by the use of available credits. During 2000, Miami incurred taxes (on handle and admissions) of $1,128,321. These taxes were satisfied by use of available credits. Further Miami's 2000 loss from operations totaled ($301,012) after deducting the state taxes incurred. Accordingly, its unused credits totaled $2,577,201. Tax credits are used to satisfy the Company's obligation to pay taxes incurred on handle and admission. Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of the amounts of future tax credits.

(4)  INCOME (LOSS) PER COMMON SHARE

    The net income (loss) per common share for the quarter ended March 31, 2001 and March 31, 2000 was calculated based upon reducing net income (loss) attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net income (loss) per common share for the quarter ended March 31, 2001 and March 31, 2000 was 6,189,395 and 6,066,816, respectively.

    Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the quarter ended March 31, 2001 because the effect would be antidilutive. Weighted average equivalent shares on a fully diluted basis for the three months ended March 31, 2000 were 8,717,153 shares, consisting of options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 6,066,816 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

5)  PREFERRED STOCK

CLASS A PREFERRED STOCK

    The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The Company paid the dividend on the Class A Preferred Stock which was declared on September 21, 1998 on April 13, 2000 in cash, totaling $30,272. The Company paid the dividend on the Class A Preferred Stock which was declared on June 30, 2000 for 1999 on August 29, 2000 in cash, totaling $30,272. The Company declared the required dividend for 2000 payable in 2001. Each share of Class A preferred is convertible into .225 shares of common stock at the holder's option. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

CLASS B PREFERRED STOCK

    The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration to be received by the Company upon initial issuance of each share of the Series B stock is $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. On December 15, 1995, the Board of Directors reserved 600,000 shares of the Company's common stock for issuance upon conversion of the Series B preferred stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. During the year ended December 31, 1995, 2,400 Series B preferred shares were issued for $2,400,000 to three unrelated parties. During the year ended December 31, 1996, the Company issued 2,300 Series B preferred shares at $925 per share. During 1996, 2,707.5 Series B shares were converted to 473,588 shares of common stock. During 1997, 1547.5 Series B shares were converted to 295,951 shares of common stock. During 1998, 150 Series B shares were converted to 113,466 shares of common stock, and 100 shares were redeemed by the Company. On October 18, 1999, 100 Series B shares were converted to 105,121 shares of common stock. During the year ended December 31, 2000, 50 shares of the Class B Preferred were redeemed and the number of authorized shares were reduced to 45. The required dividends were declared and paid on the redeemed shares in December, 2000.

CLASS E PREFERRED STOCK

    The Company is authorized to issue 300 shares of Series E 8% cumulative convertible preferred stock, $.10 par value (the "Series E Preferred Stock"), which provides annual dividends at the rate of 8% of the share's stated value, payable upon conversion of the Series E preferred stock into common stock. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or splits). The Company reduced its authorized Series E shares from 2000 to 300 during 2000.

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

    During 2000, 1,950 shares of the Series E preferred stock, which formerly carried an automatic conversion feature, were redeemed by the Company and 300 shares were sold in unrelated transactions. 100 of these shares were acquired by Freedom Financial Corporation, a related party. The aggregate purchase price of the shares redeemed (including cumulative dividends) was $2,923,000, consisting of $1,298,000 in cash plus a secured note for $1,625,000 bearing interest at 15% per annum maturing on February 28, 2002. The note is secured by real estate located adjacent to the Fort Pierce Jai-Alai facility. As additional collateral, up to $812,500 of the note is personally guaranteed by the Company's Chairman and CEO, W. Bennett Collett. The note may be prepaid at any time without penalty and is convertible at any time into Florida Gaming common stock at a conversion rate of $2.00 per common share. The required Series E dividends were declared and paid during 2000.

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

(6)  COMMITMENTS AND CONTINGENCIES

    Isle of Capri Casino, Inc.:  On October 4, 1994, the Company entered into a letter of intent (the "Letter of Intent") with Isle of Capri Casino, Inc., formerly known as Casino America, Inc. ("Isle of

Capri") to form a joint venture (the "Joint Venture") to build and operate a casino or a flea market at its Ft. Pierce Fronton ("the Fronton"). The Letter of Intent expired in late 2000.

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

    Leases:  The Company rents totalisator equipment (Autotote) at each fronton under leases which expire at various dates through 2001. The totalisator leases require a minimum annual rental at the Ocala and Ft. Pierce locations and contingent rentals based on a percentage of handle at Miami. Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink service which requires a minimum annual fee, under a contract which expires 2001. Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2000 and 1999 was approximately $347,000 and $467,000, respectively. In connection with the Company's sale of its Ocala fronton, Ocala's totalisator lease was assigned to Lake Fron, Inc. The remaining minimum lease commitments under all operating leases at December 31, 2000, totals $285,000.

    The Company's Tara Club Estates subsidiary leases certain heavy construction equipment from a related party, Freedom Financial Corporation under a verbal month-to-month lease agreement. The Company's lease expense during 1999 under this leasing arrangement was $132,000 or $11,000 per month. During 2000, the Company made lease payments to Freedom totaling approximately $265,000 and by mutual agreement of the parties, amortized such payment to expense at the rate of $14,500 per month. Accordingly, total lease expense under this lease during 2000 was $174,000 and $43,500 for the first quarter of 2001. The Company has a prepaid lease asset of approximately $93,000 at March 31, 2001. The Company capitalizes its expenses under this lease as part of its cost to develop the commercial property owned by the Tara Club Estates subsidiary. Total lease expense capitalized under this arrangement since the lease's inception in 1998 is $481,500.

    On February 17, 1999 The Company sold excess property, consisting of approximately 13 acres, located near the Miami Jai-Alai facility in Miami, FL for $3,668,000. The Company leased back from the purchaser approximately two (2) acres of the property for overflow parking. The lease is for the term of five (5) years at a rental of $5,508 per month.

    Litigation Costs:  In addition to legal fees incurred in the normal course of the Company's business activities during 2000 the Company paid approximately $343,000 respectively for settlement costs and legal fees associated with various lawsuits. Such costs are included in General & Administrative expenses in the accompanying Statements of Operations.

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

    Summer Jai Alai:  As part of the purchase of the assets of World Jai-Alai ("WJA"), in January, 1997, Florida Gaming Centers, Inc. ("Centers") acquired a 21% interest in the Summer Jai-Alai ("SJA") partnership. One of the purposes of the partnership was to operate a summer jai-alai season at the Miami Jai-Alai facility. In order to provide a smooth transition between the two permits Centers entered into an agreement with the other SJA partners (Hollywood Greyhoud, Flagler Greyhound and Biscayne Kennel Club, or their successors). Pursuant to provisions of June 11, 1998 agreement which, in part, required the partners to determine the revenue sharing parameters for the 1999 Summer Season, the partners, as a continuation of and superseding any other open issues of the June 11, 1998 agreement, agreed as follows:

  •
  Florida Gaming maintained the right to operate Summer Jai Alai from May 1, 1999 through November 30, 1999 and May and June of 2000 at its own risk and for its own benefit. Florida Gaming agreed to hold its Summer partners harmless for any and all losses or liabilities that may be incurred.

  •
  Florida Gaming was required to pay each of Hollywood, Flagler and Biscayne the sum of $65,000 in three installments of $21,667, with the first payment due upon execution of the agreement and subsequent payments on June 1, 1999 and July 20, 1999.

    During 1999, the company made the required $65,000 payments to its SJA partners. Further, SJA had net income of $1,206,195 and distributed $908,349 to the Company. 2000 Summer Jai-Alai operations resulted in earnings of $991,760 and SJA distributed $1,106,195 to the Company. Accordingly, the Company's recorded investment in SJA at December 31, 2000 and 1999 totaled $375,582 and $490,017, respectively. The recorded investments in SJA are carried as Other Assets in the accompanying 2000 and 1999 Balance Sheet.

    Subsequent to June 30, 2000, the Summer partners agreed to extend Centers' use of the permit through June 30, 2001 for a fee of $465,000, payable $150,000 on execution of the agreement, $150,000 on January 1, 2001, and $165,000 on July 1, 2001. SJA Pari-mutuel taxes available for recovery in 2001 totaled $1,211,666.

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

    The Company's direct costs associated with the closing of the transaction totaled $161,012, including a $118,127 payment of the 1999 and 1998 Real Estate Taxes, $27,594 in pro-rated taxes for 2000, and $15,291 in miscellaneous expenses. The Company was required by Bank of Oklahoma to pay $750,000 for the release on the first mortgage obligation. The Company dismissed the suit against Ocala Breeders Sales Company as part of the above-described sales agreement. The Company had other costs related to carrying the Ocala property from the date of acquisition to the date of sale. These costs were expensed over the period during which the Company owned the property.

(10)  REAL ESTATE DEVELOPMENT

    On November 26, 1997, Florida Gaming Corporation (the "Company") acquired substantially all of the assets of Interstate Capital Corporation (ICC), a wholly-owned subsidiary of Freedom Financial Corporation (Freedom). These assets consisted of 23 acres of partially-improved commercial properties and a residential real estate development containing about 250 single-family residential lots, called Tara Club Estates (collectively, "Tara" or the "Properties"), all of which are situated in Loganville, Walton County (near Atlanta), Georgia.

    These Properties consist of over 100 fully-developed, and 150 partially-developed, single-family residential home sites, a swim and tennis club facility, and 23 acres of partially-developed commercial property. As of March 31, 2001, approximately ninety-six (96) home sites had been sold. The residential sites are presently selling at an average in excess of $48,000 per site. Before the acquisition of the Properties by the Company, thirty-nine homes, having a market value of approximately $10,000,000 had been constructed and sold at an average price of $250,000 each. Property sales for the three months ended March 31, 2001 were $-0- compared to $63,000 for the three months ended March 31, 2000.

    In April 1999, in order to stimulate lot sales and the construction of new homes in Tara Club Estates, W. Bennett Collett, the Company's Chairman, formed a joint venture called Tara Construction Co. (the "Joint Venture") with a builder. The Joint Venture borrowed $1,200,000 from two commercial banks to finance the purchase of lots and the construction of homes on the lots. The Company sold nine (9) lots to the Joint Venture for an aggregate of $431,000 cash and the Joint Venture pledged the lots to secure the bank loans. The sale of the lots to the Joint Venture resulted in a $212,445 profit to the Company. The Joint Venture commenced construction on eight (8) of the lots and subsequently sold three (3) of the lots and houses for an aggregate of $880,000, which resulted in a profit of $76,588. The Joint Venture paid $38,294, which was the Chairman's share of the profits, to the Company. The Company advanced $112,100 to the Joint Venture in 1999 and $451,039 to the Joint Venture in 2000, for an aggregate of $563,139, to help finance the construction of houses on five (5) of the lots. The five (5) houses are now 90% to 95% complete. In 2001, the Joint Venture transferred to the Company the five (5) lots and houses and the one (1) remaining lot, subject to the mortgages thereon totaling approximately $954,000. It is anticipated that the aggregate sales prices of the six lots and five houses will be more than sufficient to pay the mortgages, the Company's $563,139 loan to the Joint Venture and the estimated $20,000 cost of completing construction of the houses. Mr. Collett has agreed to personally indemnify the Company for the loss, if any, resulting from the transaction. As stated above, the Company has already made an aggregate profit on the above-described transaction of $250,739 ($212,445 in 1999 and $38,294 in 2000).

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

(12)  RELATED PARTY TRANSACTIONS

    On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation ("Freedom"), an affiliate, with the loan to be represented by a promissory note (the "Company Note") bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company's wholly-owned subsidiaries, Florida Gaming Centers, Inc. ("Centers") and Tara Club Estates, Inc. ("Tara") and by a second lien on substantially all of the Company's other assets. The Company Note is guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets. On November 24, 1998, the Company borrowed $1,135,000 from Freedom pursuant to the above arrangement. As of March 31, 2001 the principal balance of the loan is $734,788. The Company Note is due on demand.

    In lieu of salaries for the Chairman/CEO, and the President, the Company pays annual management fees to Freedom of $456,000.

    The Company leases various vehicles and pieces of heavy construction equipment from Freedom at a cost of $14,500 a month. The Company has prepaid $93,000 in equipment rental at March 31, 2001. The Company treats the lease payments as part of the cost of developing the commercial property.

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

CARD ROOM DEVELOPMENT

    Effective June 1, 1996, a new Florida pari-mutuel statute authorized card rooms at licensed pari-mutuel facilities beginning in January, 1997. The card rooms are administered and regulated by the Florida Department of Pari-Mutuel Wagering ("DPMW"). Games are limited to non-banked poker games and dominoes. Card room authorization was also subject to approval by the county commission in which the pari-mutuel facility is located. This same bill also authorized full-card simulcasting of races from out of state tracks such as Belmont, Meadowlands, Philadelphia Park, and Santa Anita. The Fronton in Fort Pierce is currently carrying several of these signals. This legislation also reduced the pari-mutuel tax on handle from 5% to 4.25% at the Fort Pierce fronton. The pari-mutuel tax at Miami was reduced from 3.85% to 2%.

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

JAI-ALAI INDUSTRY

    The jai-alai industry live handle (money wagered) generally has declined in the last several years, due to increased gaming competition such as Indian Gaming, gambling cruise ships, and the state-wide lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in the Company's market areas. Average state-wide on-track handle per performance for the state of Florida fiscal years ended June 30, 2000 and June 30, 1999, was approximately $55,895 and $57,868 respectively. Aggregate handle, state-wide, for the fiscal year ended June 30, 2000 decreased approximately $7.3 million or 8.7%. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future. Because the Company's jai-alai business is tied directly to many, if not all, of the factors which influence the jai-alai industry as a whole, a players strike or the enactment of unfavorable legislation could have an adverse impact on the Company's operations.

    Inter-track wagering has grown significantly since its initiation in the State of Florida in August 1990. The State-wide ITW handle for the State of Florida's fiscal year ended June 30, 1991 was approximately $109 million. The state-wide ITW handle for the State of Florida's fiscal years ended June 30, 1999 and 2000 increased to approximately $737.5 million and $781.1 million respectively. ITW handle at the Company's Frontons has also demonstrated strong growth in recent years. ITW handle increased from approximately $33.9 million for the year ended December 31, 1999, to approximately $35.1 million for the year ended December 31, 2000 (For comparison purposes only, the 1999 and 2000 ITW handle figures include SJA, and have omitted Ocala Jai-Alai since it was sold in August of 2000).

REAL ESTATE DEVELOPMENT

    In late 1997, the Company entered into a new line of business—residential and commercial real estate development. The following paragraphs outline the background and the Company's approach going forward plans as to management and use of the real estate assets acquired. On November 26, 1997, the Company acquired substantially all of the assets of Interstate Capital Corporation ("Interstate"), a wholly-owned subsidiary of Freedom Financial Corporation ("Freedom"). See Note 11 to the accompanying financial statements. The assets consisted of 23 acres of partially improved commercial property and a residential real estate development containing about 250 single-family residential lots, known as Tara Club Estates (collectively, the "Properties"), all of which are situated in Loganville, Walton County (near Atlanta), Georgia.

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

    In April 1999, in order to stimulate lot sales and the construction of new homes in Tara Club Estates, W. Bennett Collett, the Company's Chairman, formed a joint venture called Tara Construction Co. (the "Joint Venture") with a builder. The Joint Venture borrowed $1,200,000 from two commercial banks to finance the purchase of lots and the construction of homes on the lots. The Company sold nine (9) lots to the Joint Venture for an aggregate of $431,000 cash and the Joint Venture pledged the lots to secure the bank loans. The sale of the lots to the Joint Venture resulted in a $212,445 profit to the Company. The Joint Venture commenced construction on eight (8) of the lots and subsequently sold three (3) of the lots and houses for an aggregate of $880,000, which resulted in a profit of $76,588. The Joint Venture paid $38,294, which was the Chairman's share of the profits, to the Company. The Company advanced $112,100 to the Joint Venture in 1999 and $451,039 to the Joint Venture in 2000, for an aggregate of $563,139, to help finance the construction of houses on five (5) of the lots. The five (5) houses are now 90% to 95% complete. In 2001, the Joint Venture transferred to the Company the five (5) lots and houses and the one (1) remaining lot, subject to the mortgages thereon totaling approximately $954,000. It is anticipated that the aggregate sales prices of the six lots and five houses will be more than sufficient to pay the mortgages, the Company's $563,139 loan to the Joint Venture and the estimated $20,000 cost of completing construction of the houses. Mr. Collett has agreed to personally indemnify the Company for the loss, if any, resulting from the transaction. As stated above, the Company has already made an aggregate profit on the above-described transaction of $250,739 ($212,445 in 1999 and $38,294 in 2000).

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

    Effective July 1, 1998, tax relief legislation was enacted by the State of Florida stipulating that jai alai permit holders incurring state taxes on handle and admissions in an amount exceeding its operating earnings (before deduction of certain expenses such as depreciation and interest) for the prior year are entitled to credit such excess amounts against pari-mutuel taxes due and payable. In 1997 Miami Jai Alai and Tampa Jai Alai incurred and had available 1998 pari-mutuel tax credits of $1,606,051 and $935,521, respectively. During 1998, Miami utilized credits of $509,714 over two eligible months of operations. Tampa Jai Alai, which discontinued live operations following its July 4, 1998 performances, utilized pari-mutuel tax credits of $13,940 and incurred taxes of $439,684. Miami was entitled to carry over the unused 1998 credits to 1999 and will have an additional credit of $1,330,864 available for recovery, representing the full amount of taxes incurred in 1998. Accordingly, total Miami tax credits carried forward to 1999 were $2,427,201. During 1999, Miami incurred taxes (on handle and admission) of $1,219,042. These taxes were satisfied by the use of available credits. During 2000, Miami incurred taxes (on handle and admissions) of $1,128,321. These taxes were satisfied by use of available credits. Further Miami's 2000 loss from operations totaled ($301,012) after deducting the state taxes incurred. Accordingly, its unused credits totaled $2,577,201. Tax credits are used to satisfy the Company's obligation to pay taxes incurred on handle and admission. Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of the amounts of future tax credits.

Indian Gaming Venture

    Rincon, San Luiseno Band of Mission Indians ("Rincon Band").  In September, 1995, the Company entered into a Loan Agreement and related agreements with the Rincon Band which, at that time, operated the River Oaks Casino, located approximately 40 miles north of San Diego, California. During the period from September 11, 1995, through March 15, 1996, the Company made, pursuant to the Loan Agreement, working capital loans totaling $346,000 to the Rincon Band, which loans became due and payable. When the voters of California passed Proposition 1A authorizing various forms of Class III gaming at the Rincon Band Reservation and at other Native American reservations in California. On July 26, 2000 the Company received a cash payment of $850,000 as a "break-up" payment in settlement of the Loan Agreement and all other issues between the Company and the Rincon Band.

RESULTS OF OPERATIONS—FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000

    During the quarter ended March 31, 2001, the Company's operations reflects three months' operation of live Jai-Alai performances at Miami and Ft. Pierce. A full schedule of Inter-Track Wagering ("ITW") was conducted at Ft. Pierce. Miami which offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria. Handle, Attendance, Revenue and Expenses for the first quarter 2001, will be lower due to the sale of the Ocala Jai-Alai on July 31, 2000.

Handle Analysis

    Total handle (amount of money wagered) for the three months ended March 31, 2001 was $28,283,905 of which $17,900,110 was from live jai-alai wagering and $10,383,795 was from inter-track wagering. Total handle (amount of money wagered) for the three months ended March 31, 2000 was $32,771,516 of which $18,508,509 was from live jai-alai wagering and $14,262,588 was from inter-track wagering.

    The decrease in total handle can be attributed to the sale of the Ocala Jai-Alai.

Revenues

    Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended March 31, 2001 were $4,205,988 compared to pari-mutuel revenues of $$4,407,981, for the same period in 2000. Revenues for the quarter ended March 31, 2001 ($4,205,988) consisted of $3,210,277 from live Jai-Alai wagering and $995,711 from Inter-Track Wagering. Revenues for the quarter ended March 31, 2000 were $4,407,981 which consisted of $3,026,289 from live Jai-Alai wagering and $1,381,691 from Inter-Track Wagering.

    Card room Revenue for the three months ended March 31, 2001 was $101,720. Direct Operating Costs totaled $71,652.

    Admissions income, net of state taxes, for the three month period ended March 31, 2001 was $65,743. This compares to $78,194 for the three month period ended March 31, 2000. Food, beverage and other income for the three months ended March 31, 2001 and March 31, 2000 were $596,208 and $678,402 respectively. Attendance for live jai-alai performances and ITW performances were approximately 189,178 for the three months ended March 31, 2001, decreasing approximately 41,589 from the previous year.

    The Company had no lot sales in the first quarter of 2001.

    Total Operating Revenues for the quarter ended March 31, 2001 decreased $306,865 (6%) to $4,969,659 down from $5,276,524 for the same period in 2000.

General And Administrative Expenses

    The Company's general and administrative expenses were $911,091 and $867,833 for the three months ended March 31, 2001 and March 31, 2000, respectively. The increase of $43,258 is due to an increase in interest expense. The Company's general and administrative expenses and their comparison to the first quarter last year are as follows: Executive salaries were for the quarter ended March 31, 2001 were $118,424 compared to $117,833 for the quarter ended March 31, 2000 (see consulting fees). Professional fees had a slight decrease from $117,188 for the first quarter 2000, to $115,870 for the quarter ended March 31, 2001. Consulting fees had a slight decrease from $168,000 to $167,000. Consulting fees consist of the salaries of the Chairman/CEO and the President of Florida Gaming being replaced by management fees paid to Freedom Financial Corporation for their services. Travel and entertainment expense totaled $63,846 for the first quarter of 2001, compared to $63,181 for the first quarter of 2000. Interest expense totaled $276,637 and $200,511 for the three month period ended

March 31, 2001 and March 31, 2000 respectively. This increase is largely due to the timing of payment on one of our payments on an outstanding loan.

Operating Expenses

    The Company's operating expenses for the three months ended March 31, 2001 and March 31, 2000 were $4,207,860 and $4,440,247 respectively. The Company's operating expenses and their comparison to the first quarter last year are as follow: Depreciation and amortization expense for the three months ended March 31, 2001 and March 31, 2000, was $128,845 and $170,421 respectively. Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending March 31, 2001 and March 31, 2000, were $1,238,216 and $1,174,275 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $291,685 for the three months ended March 31, 2001, compared to $342,194 for three months ended March 31, 2000. The components of the 2001 wagering equipment and expenses were $31,346 in ITW tote, interface, and telephone charges; $115,578 in totalizator equipment rental; $46,400 in satellite charges and $98,361 in camera/television rental. Utilities expense totaled $135,280 and $139,626 respectively, for the three months periods ended March 31, 2001 and March 31, 2000. Program costs totaling $60,454 and $85,448, respectively, are also included in the total operating expenses for the three month period ended March 31, 2001 and 2000. Operating expenses, including payroll costs for the bar, restaurant, souvenir and concessions costs were $163,783 and $199,215 for the three month periods which ended March 31, 2001 and March 31, 2000, respectively. Operating payrolls and contract labor costs totaled $749,528 and $836,910 for the three month periods ended March 31, 2001 and March 31, 2000, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $749,528, $284,811 was mutuels payroll, $202,163 was maintenance payroll and $171,600 was security payroll. Maintenance expense for the three months ended March 31, 2000, totaled $108,586.

Other Income

    The Company had other income of $349,454 for the three-month period ended March 31, 2001, respectively. Other Income for the quarter ended March 31, 2001 primarily consisted of $295,230 in pari-mutuel tax credits and interest income of $25,323.

Tax Loss Carryforwards

    At December 31, 2000, the Company had approximately $12,500,000 in net operating loss carryforwards. However, because of IRC section 382 limitations due to the change of control that occurred in March, 1993, the bulk of these carryforwards are limited to approximately $95,000 per year. Operating losses of approximately $3,500,000 attributed to the period after the change of ownership are not subject to the Section 382 limitation.

Summary of Operations

    The Company had a net loss of $99,004 or ($.03) per common share, for the three months ended March 31, 2001, compared to net income of $410,868 or $.05 per common share for the three month period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents at March 31, 2001 was $1,263,727. At March 31, 2001, the Company had a decrease in working capital of approximately $2,345,117 from December 31, 2000.

    During the three months ended March 31, 2001, net cash provided by the Company's operating activities was $349,414. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations. Principal revenues were from net pari-mutuel wagering commissions on live Jai-Alai and ITW events.

    During the three months ended March 31, 2001, cash flow used in investing activities was $1,541,559.

    During the three months ended March 31, 2001, cash flow provided by financing activities was $492,961.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

    On October 6, 2000 in response to a letter from the Division of Pari-Mutuel Wagering of the State of Florida, the Company filed suit against the Division/State of Florida concerning the Division's interpretation of the use of tax credits as payment in order to trigger a reduced tax rate on an Intertrack broadcast. In response to the Company's action, the Division/State of Florida filed a motion to dismiss and requested that Florida Gaming Corporation post bond. The court did not grant the motion to dismiss and did not require Florida Gaming Corporation to post bond as requested by the Division/State of Florida. The Company believes it will prevail should any further litigation be required to address this issue.

    In January, 2001, Wheeler-Phoenix, Inc. and WJA Realty Limited Partnership ("WJA") filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Centers and the Company. WJA claimed that Centers has breached Section 2.06(g) of the Assets Purchase Agreement, where Centers is to pay an amount equal to 10% of the gain on any disposition of its significant ssets or operations during the ten-year period. The lawsuit states since January 1, 1997, Centers has sold more than $12,000,000 worth of assets for a reported gain of $1,055,912 and Centers has failed to pay WJA for the amount due on the gains. Negotiations are presently underway to try to agree on a method of calculating the correct amount due, if any.

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

FLORIDA GAMING CORPORATION (Registrant)
Date: May 15, 2001
	By:	/s/ W. B. COLLETT W. B. Collett Chairman of the Board and Chief Executive Officer (Principal Financial Officer)

QuickLinks

FLORIDA GAMING CORPORATION INDEX TO FORM 10-QSB
PART I. FINANCIAL INFORMATION
FLORIDA GAMING CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited)
FLORIDA GAMING CORPORATION STATEMENTS OF OPERATIONS (Unaudited)
FLORIDA GAMING CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NOTES TO FINANCIAL STATEMENTS FLORIDA GAMING CORPORATION March 31, 2001 (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Changes in Securities.
Item 3. Defaults upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports on Form 8-K.
FLORIDA GAMING CORPORATION SIGNATURES