Form 10QSB
period 2001-06-30
FLORIDA GAMING CORP
filed 2001-08-14
CIK 312065

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

Commission file number 0-9099

FLORIDA GAMING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	59-1670533 (IRS Employer Identification No.)
3500 NW 37th Avenue, Miami, Florida (Address of principal executive offices)	33142-0000 (Zip code)

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

YES /x/ NO / /

    6,189,395 shares of the issuer's Common Stock were outstanding as of the latest practicable date, August 14, 2001.

Transitional Small Business Disclosure Format:

YES / / NO /x/

FLORIDA GAMING
CORPORATION
INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$1,926,872	$1,962,911
Accounts receivable & current portion of notes receivable	308,001	877,288
Inventory (Note 2)	28,550	71,838

Total current assets	$2,263,423	$2,912,037
PROPERTY AND EQUIPMENT:
Land	$3,895,585	$3,895,585
Buildings and Improvements	7,116,597	7,116,597
Furniture, fixtures and equipment	1,771,712	1,747,333

	$12,783,894	$12,759,515
Less accumulated depreciation	(2,874,432)	(2,648,005)

	$9,909,462	$10,111,510

REAL ESTATE DEVELOPMENT	4,614,290	4,080,096
COMMERCIAL PROPERTY HELD FOR SALE	4,338,825	4,195,825
OTHER ASSETS	954,515	1,590,337

	$22,080,515	$22,889,805

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2001	December 31, 2000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$4,284,955	$4,972,091
Short-term borrowing and current portion of long-term debt	5,660,962	4,346,053

Total current liabilities	$9,945,917	$9,318,144
LONG-TERM LIABILITIES
Long-term portion notes payable	570,281	1,807,498
STOCKHOLDERS' EQUITY (See Notes 2, 4, 5, 6, and 7):
Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 33,635 shares issued and outstanding at June 30, 2001 and December 31, 2000	3,363	3,363
Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at June 30, 2001 and December 31, 2000	5	5
Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 300 Shares issued and outstanding at June 30, 2001 and December 31, 2000	30	30
Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at June 30, 2001 and December 31, 2000	200	200
Common stock, $.10 par value, authorized 15,000,000 shares, 6,189,395 issued and Outstanding at June 30, 2001, and December 31, 2000	618,940	618,940
Capital in excess of par value	37,360,544	37,360,544
Accumulated deficit	(26,418,765)	(26,218,919)

Total stockholders' equity	11,564,317	11,764,163

Total liabilities and stockholders' equity	$22,080,515	$22,889,805

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
HANDLE:
Live Jai-Alai Wagering	$15,565,138	$16,898,581	$33,465,248	$35,407,509
Inter- Track Wagering (ITW)	9,105,611	9,005,475	19,489,406	19,159,250

Total Pari-Mutuel Handle	$24,670,749	$25,904,056	$52,954,654	$54,566,759

REVENUE:
Live Jai-Alai Mutuel Revenue, Net of
Pari-Mutuel taxes to State of Florida	$2,593,766	$2,650,189	$5,804,043	$5,676,479
Inter-Track Mutuel Commissions	875,623	896,554	1,871,335	1,869,023

Net Pari-Mutuel Revenue	$3,469,389	$3,546,743	$7,675,377	$7,545,502
Cardroom Income	101,127	111,251	202,847	223,199
Admissions Income, net of taxes	49,675	51,545	115,418	117,891
Programs, Food,Beverage and Other	412,031	406,558	1,008,239	996,733

Total Operating Revenue	$4,032,221	$4,116,097	$9,001,881	$8,883,325

COSTS AND EXPENSE:
Operating	$3,658,558	$3,529,548	$8,036,733	$7,594,895
General and Administrative	809,582	915,717	1,720,703	1,751,488
Depreciation and Amortization	127,024	158,532	255,869	317,277

Total Costs and Expense	$4,595,164	$4,603,797	$10,013,305	$9,663,661

Loss From Operations*	$(562,943)	$(487,700)	$(1,011,424)	$(780,335)

OTHER INCOME
Interest Income	16,980	25,267	42,326	56,038
Pari-Mutuel Tax Credits	307,710	487,208	602,940	1,024,575
Real Estate Division Income	169,800	38,294	169,800	58,994
Other Income	50,277	149,421	79,179	264,087

Net Income (Loss)	$(18,176)	$212,491	$(117,179)	$623,359

Basic Income (loss) per Common Share	$(0.02)	$0.02	$(0.04)	$0.07
Diluted Income (loss) per Common Share	$(0.02)	$0.02	$(0.04)	$0.06
Weighted Avg. Common Shares Outstanding	6,189,395	6,066,816	6,189,395	6,066,816

    *   To reflect more comparable figures, Ocala Jai-Alai figures have been eliminated from operations for the year 2000, and the Ocala Jai-Alai Net Income for the year 2000 was moved to Other Income. Summer Jai-Alai figures have been included in operations for both years.

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	June 30, 2001	June 30, 2000
Cash flows from operating activities:
Net Income (Loss)	$(117,179)	$623,359
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and Amortization	255,868	340,781
Decrease in Inventory	43,289	35,898
Decrease in Accounts Receivable	569,287	380,613
Increase in Real Estate Development	(677,194)	(156,700)
Decrease in A/P and Accrued Expenses	(687,138)	(1,174,915)

Net cash provided by (used in) operating activities	(613,067)	49,036
Investing Activities:
Purchases of Property and Equipment	(24,379)	(30,701)
Decrease (Increase) in Other Assets	606,379	(309,684)

Net proceeds provided by (used in) investing activities	582,000	(340,385)
Financing Activities:
Net long term debt borrowed (repaid)	77,693	(396,334)
Dividends Paid	(82,666)	(110,272)

Net cash used in financing activities	(4,973)	(506,606)
NET DECREASE IN CASH	(36,039)	(797,954)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,962,911	2,525,686

CASH AND CASH EQUIVALENTS AT JUNE 30, 2001 AND JUNE 30, 2000	$1,926,872	$1,727,732
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$511,980	$403,710

FLORIDA GAMING CORPORATION
June 30, 2001
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

(2)  SIGNIFICANT ACCOUNTING POLICIES

    Company Background:  Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce and Miami, Florida. The Company also conducts Inter-Track Wagering (ITW) on Jai Alai, horse racing and dog racing from its Ft. Pierce Jai- Alai facility. On November 26, 1997, the Company acquired Tara Club Estates ("Tara"), a residential and commercial real estate development in Walton County, near Atlanta, Georgia. The Company intends to market the property directly to developers and builders.

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

    Commercial Property Held for Sale:  The Company's investment in land held for resale totaling $4,338,825 at June 30, 2001. This includes land owned near the Ft. Pierce Jai-Alai fronton in the amount of $1,834,516 and approximately 25 acres of commercial property held for sale adjoining the Tara residential property in the amount of $2,504,308.

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

    Effective July 1, 1998, tax relief legislation was enacted by the State of Florida stipulating that jai alai permit holders incurring state taxes on handle and admissions in an amount exceeding its operating earnings (before deduction of certain expenses such as depreciation and interest) for the prior year are entitled to credit such excess amounts against pari-mutuel taxes due and payable. In 1997 Miami Jai Alai and Tampa Jai Alai incurred and had available 1998 pari-mutuel tax credits of $1,606,051 and $935,521, respectively. During 1998, Miami utilized credits of $509,714 over two eligible months of operations. Miami was entitled to carry over the unused 1998 credits to 1999 and will have an additional credit of $1,330,864 available for recovery, representing the full amount of taxes incurred in 1998. Accordingly, total Miami tax credits carried forward to 1999 were $2,427,201. During 1999, Miami incurred taxes (on handle and admission) of $1,219,042. These taxes were satisfied by the use of available credits. During 2000, Miami incurred taxes (on handle and admissions) of $1,128,321. These taxes were satisfied by use of available credits. Further Miami's 2000 loss from operations totaled ($301,012) after deducting the state taxes incurred. Accordingly, its unused credits total $2,577,201 at December 31, 2000. Tax credits are used to satisfy the Company's obligation to pay taxes incurred on handle and admission. Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of the amounts of future tax credits.

(4)  INCOME (LOSS) PER COMMON SHARE

    The net income (loss) per common share for the quarter ended June 30, 2001 and June 30, 2000 was calculated based upon reducing net income (loss) attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net income (loss) per common share for the quarter ended June 30, 2001 and June 30, 2000 was 6,189,395 and 6,066,816, respectively.

    Weighted average shares were not adjusted for common stock equivalents in the determination of diluted earnings per share for the quarter ended June 30, 2001, because the effect would be antidilutive. Weighted average equivalent shares on a fully diluted basis for the three months ended June 30, 2000 were

8,588,735 shares, consisting of options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 6,066,816 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

    The net income (loss) per common share for the six months ended June 30, 2001 and June 30, 2000 was calculated based upon reducing net income (loss) attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net income (loss) per common share for the quarter ended June 30, 2001 and June 30, 2000 was 6,189,395 and 6,066,816, respectively.

    Weighted average shares were not adjusted for common stock equivalents in the determination of diluted earnings per share for the six months ended June 30, 2001, because the effect would be antidilutive. Weighted average equivalent shares on a fully diluted basis for the six months ended June 30, 2000 were 8,588,735 shares, consisting of options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 6,066,816 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

(5)  PREFERRED STOCK

CLASS A PREFERRED STOCK

    The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The Company paid the dividend on the Class A Preferred Stock, which was declared on September 21, 1998 on April 13, 2000 in cash, totaling $30,272. The Company paid the dividend on the Class A Preferred Stock, which was declared on June 30, 2000 for 1999 on August 29, 2000 in cash, totaling $30,272. The Company declared the required dividend for 2000 payable in 2001. Each share of Class A preferred is convertible into .225 shares of common stock at the holder's option. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

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

CLASS E PREFERRED STOCK

    The Company is authorized to issue 300 shares of Series E 8% cumulative convertible preferred stock, $.10 par value (the "Series E Preferred Stock"), which provides annual dividends at the rate of 8% of the share's stated value, payable upon conversion of the Series E preferred stock into common stock. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or splits). The Company reduced the number of authorized Series E shares from 2000 to 300 during 2000.

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

    During 2000, 1,950 shares of the Series E preferred stock, which formerly carried an automatic conversion feature, were redeemed by the Company and in a separate transaction, 300 shares of Series E preferred were sold in unrelated transactions. Freedom Financial Corporation, an affiliated party acquired 100 shares of the Series E preferred shares. The aggregate purchase price of the shares redeemed (including cumulative dividends) was $2,923,000, consisting of $1,298,000 in cash plus a secured note for $1,625,000 bearing interest at 15% per annum maturing on February 28, 2002. The note is secured by real estate located adjacent to the Fort Pierce Jai-Alai facility. As additional collateral, up to $812,500 of the note is personally guaranteed by the Company's Chairman and CEO, W. Bennett Collett. The note may be prepaid at any time without penalty and is convertible at any time into Florida Gaming Corporation common stock at a conversion rate of $2.00 per common share. The required Series E dividends were declared and paid during 2000.

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

    Leases:  The Company rents totalisator equipment (Autotote) at each fronton under leases that expire at various dates through 2001. The totalisator leases require a minimum annual rental at the Ft. Pierce location and contingent rentals based on a percentage of the handle at Miami. Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink service which requires a minimum annual fee, under a contract which expires 2001. Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2000 and 1999 was approximately $347,000 and $467,000, respectively. In connection with the Company's sale of its Ocala fronton, Ocala's totalisator lease was assigned to Lake Fron, Inc. The remaining minimum lease commitments under all operating leases at December 31, 2000, totals $285,000.

    The Company's Tara Club Estates subsidiary leases certain heavy construction equipment from a related party, Freedom Financial Corporation under a verbal month-to-month lease agreement. During 2000, the Company made lease payments to Freedom totaling approximately $265,000 and by mutual agreement of the parties, amortized such payment to expense at the rate of $14,500 per month. Accordingly, total lease expense under this lease during 2000 was $174,000 and $87,000 for the second quarter of 2001. The Company has a prepaid lease asset of approximately $92,011 at June 30, 2001. The Company capitalizes its expenses under this lease as part of its cost to develop the residential and commercial property owned by the Tara Club Estates subsidiary. Total lease expense capitalized under this arrangement since the lease's inception in 1998 is $525,000.

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

    Summer Jai Alai:  As part of the purchase of the assets of World Jai-Alai ("WJA"), in January, 1997, a wholly-owned subsidiary,Florida Gaming Centers, Inc. ("Centers") acquired a 21% interest in the Summer Jai-Alai ("SJA") partnership. One of the purposes of the partnership was to operate a summer jai-alai season at the Miami Jai-Alai facility. In order to provide a smooth transition between the two permits Centers entered into an agreement with the other SJA partners (Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club, or their successors). Pursuant to provisions of June 11, 1998 agreement which, in part, required the partners to determine the revenue sharing parameters for the 1999 Summer Season, the partners, as a continuation of and superseding any other open issues of the June 11, 1998 agreement, agreed as follows:

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

    Subsequent to June 30, 2000, the Summer partners agreed to extend Centers' use of the permit through June 30, 2001 for a fee of $465,000, payable $150,000 on execution of the agreement, $150,000 on January 1, 2001, and $165,000 on July 1, 2001. SJA Pari-mutuel tax credits available for recovery in 2001 totaled $1,211,666.

(7)  ACQUISITION OF WJA ASSETS

    On September 12, 1996, the Company acquired secured notes (the "WJA Notes") of WJA Realty Limited Partnership ("WJA"), with balances aggregating about $20,000,000 from the Bank of Oklahoma, N.A., Tulsa, Oklahoma. The WJA Notes were secured by, among other collateral, real estate and improvements consisting of three jai-alai and ITW facilities located in Miami, Tampa and Ocala, Florida (the "WJA Frontons"). Consideration for the WJA Notes was a combination of $2,000,000 in cash, a $6,000,000 promissory note bearing interest at the prime rate, 703,297 shares of the Company's Common Stock and a $1,000,000 non-interest bearing note.

    On November 25, 1996, the Company entered into an agreement with WJA and Florida Gaming Centers, Inc.("Centers") a wholly-owned subsidiary of the Company, pursuant to which the Centers agreed to acquire the WJA Frontons for the cancellation of the notes with balances aggregating about $20,000,000 and the assumption of certain liabilities. (See details below) The acquisition was consummated as of December 31, 1996 for accounting purposes. The WJA Frontons acquired were combined with the Fort Pierce Fronton into a new wholly-owned subsidiary, Florida Gaming Centers, Inc.

    As partial consideration for the purchase price, the Company entered into a profit sharing arrangement which is based on Centers net profits from Jai Alai operations as defined, before income taxes. The Company will pay WJA 20% of the defined cumulative net profits of Centers for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per year cap described below. The cumulative $1,000,000 cap is equal to the product of $1,000,000 multiplied by the number of years in the ten-year period completed, minus the sum of all amounts previously paid under the 20% profit sharing arrangement. In addition, Centers has net profits in any calendar year during the ten-year period in excess of $5,000,000 and WJA does not receive a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, Centers shall pay WJA 5% of the portion of the net profits on which the 20% payment is not made. No net profit payments will be due for any year after the ten year period. If during the ten year period, Centers disposes of any of its significant assets or operations, then WJA would be entitled to receive an amount equal to ten percent of Centers net gain, if any, on the disposition, less carrying costs such as interest, taxes and insurance costs related to carrying the property.

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

    On March 6, 1998, Donovan filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Centers. Donovan claimed that Centers breached the Donovan Contract. The suit was dismissed in December, 1998 pursuant to the stipulation of the parties following the entry into an Amendment to the Donovan Contract dated November 24, 1998, which provided for Centers to pay Donovan (i) $84,000 for past due consulting fees, (ii) $10,000 per month for ninety-six months commencing January 1, 1999, and (iii) $14,000 past due life insurance premiums and $14,000 per year for life insurance premiums for seven years commencing in 1999. The Amendment also provided Centers with an option exercisable at any time to purchase the balance of the Donovan Contract for 50% of the balance owed on the amended contract, and provided that Donovan shall be entitled to a consent judgment against the Centers for the balance due on his amended contract in the event the Company is in default for a period of 90 consecutive days.

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

(8)  SALE OF OCALA JAI-ALAI

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

    The Company's direct costs associated with the closing of the transaction totaled $161,012, including a $118,127 payment of the 1999 and 1998 Real Estate Taxes, $27,594 in pro-rated taxes for 2000, and $15,291 in misc. expenses. The Company was required by Bank of Oklahoma to pay $750,000 for the release on the first mortgage obligation. The Company dismissed the suit against Ocala Breeders Sales Company as part of the above-described sales agreement. The Company had other costs related to carrying the Ocala property from the date of acquisition to the date of sale. These costs were expensed as operating costs over the period during which the Company owned the property.

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

    These Properties consist of over 100 fully-developed, and 150 partially-developed, single-family residential home sites, a swim and tennis club facility, and 23 acres of partially-developed commercial property. As of June 30, 2001, approximately one-hundred fifty-two (152) home sites had been sold. The residential sites are presently selling at an average in excess of $48,000 per site. Prior to the acquisition of the Properties by the Company, thirty-nine homes, having a market value of approximately $10,000,000 had been constructed and sold at an average price of $250,000 each. Property sales for the six months ended June 30, 2001 were $1,390,200 compared to $101,294 for the six months ended June 30, 2000.

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

    On June 25, 2001 the Company completed a bulk sale of residential property located in Walton County, GA (near Atlanta) for a total of $1,355,200 in cash. The Company recorded a net profit of $154,800 on the transaction. The Company used $375,000 of the sales proceeds to reduce the real estate development loan from $775,000 to $400,000. Sales related costs were approximately $45,000. The remaining $935,000 was added to working capital.

    The Company also announced that in the future it intends to wholesale to developers the balance of the real estate held by its wholly-owned subsidiary, Tara Club Estates, Inc., Loganville, GA. In the past, the Company has acted as the developer and sold residential lots directly to builders and individuals.

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

(11)  RELATED PARTY TRANSACTIONS

    Approximately 35% of the Company's common stock is controlled by the Company's Chairman either directly or beneficially through his ownership of Freedom Financial Corporation ("Freedom"), a closely held investment company, and approximately 11.4% is controlled by the Company's Chairman pursuant to a voting arrangement for shares owned by the Bank of Oklahoma, Tulsa, OK.

    On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation ("Freedom"), an affiliate, with the loan to be represented by a promissory note (the "Company Note") bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company's wholly-owned subsidiaries, Florida Gaming Centers, Inc. ("Centers") and Tara Club Estates, Inc. ("Tara") and by a second lien on substantially all of the Company's other assets. The Company Note is guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets. On November 24, 1998, the Company borrowed $1,135,000 from Freedom pursuant to the above arrangement. As of June 30, 2001 the principal balance of the loan is $694,773. The Company Note is due on demand.

    In lieu of salaries for the Chairman/CEO, and the President, the Company pays annual management fees to Freedom of $456,000.

    The Company leases various vehicles and pieces of heavy construction equipment from Freedom at a cost of $14,500 a month. The Company has prepaid $92,011 in equipment rental at June 30, 2001. The Company treats the lease payments as part of the cost of developing the commercial property.

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

    The Company's principal place of business and executive offices is located at 3500 NW 37th Avenue, Miami, Florida 33142. The Company was incorporated in Delaware in 1976.

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

    These Properties consist of over 100 fully-developed, and 150 partially-developed, single-family residential home sites, a swim and tennis club facility, and 23 acres of partially-developed commercial property. As of June 30, 2001, approximately one-hundred fifty-two (152) home sites had been sold. The residential sites are presently selling at an average in excess of $48,000 per site. Prior to the acquisition of the Properties by the Company, thirty-nine homes, having a market value of approximately $10,000,000 had been constructed and sold at an average price of $250,000 each. The Properties are located on Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits. Located in western Walton County, Georgia, the Properties are approximately 2.5 miles east of the Gwinnett County/Walton line. Gwinnett County is inside the fifteen-county region, which makes up Metropolitan Atlanta. The population of the Atlanta area is now over four million residents. Gwinnett County is located in the Northeast section of Metropolitan Atlanta, and is one of the fastest growing counties in the United States. The population of Gwinnett County has doubled in the last ten years. During 1999 Walton Country was the fifth fastest growing county in the State of Georgia.

    On June 25, 2001 the Company completed a bulk sale of residential property located in Walton County, GA (near Atlanta) for a total of $1,355,200 in cash. The Company recorded a net profit of $154,800 on the transaction. The Company used $375,000 of the sales proceeds to reduce the real estate development loan from $775,000 to $400,000. Sales related costs were approximately $45,000. The remaining $935,000 was added to working capital.

JAI-ALAI TAX LEGISLATION

    Major tax legislation, which limits the amount of state handle and admission taxes, went into effect July 1, 1998.

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

Indian Gaming Venture

    Rincon, San Luiseno Band of Mission Indians ("Rincon Band").  In September, 1995, the Company entered into a Loan Agreement and related agreements with the Rincon Band, which, at that time, operated the River Oaks Casino, located approximately 40 miles north of San Diego, California. During the period from September 11, 1995, through March 15, 1996, the Company made, pursuant to the Loan Agreement, working capital loans totaling $346,000 to the Rincon Band, which loans became due and payable. When the voters of California passed Proposition 1A authorizing various forms of Class III gaming at the Rincon Band Reservation and at other Native American reservations in California. On July 26, 2000 the Company received a cash payment of $850,000 as a "break-up" payment in settlement of the Loan Agreement and all other issues between the Company and the Rincon Band.

RESULTS OF OPERATIONS—2ND QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH 2ND QUARTER AND SIX MONTHS ENDED JUNE 30, 2000

    TO REFLECT MORE COMPARABLE FIGURES, OCALA JAI-ALAI RESULTS HAVE BEEN ELIMINATED FROM OPERATIONS FOR THE YEAR 2000. SUMMER JAI-ALAI FIGURES HAVE BEEN INCLUDED IN BOTH 2000 AND 2001 FIGURES SINCE IT IS OPERATED 100% BY THE COMPANY.

    During the quarter and six months ended June 30, 2001, the Company's operations reflects six months' operation of live Jai-Alai performances at the Miami facility. The Ft. Pierce Fronton conducted live jai-alai performances January through April. A full schedule of inter-track wagering was also conducted at the Ft. Pierce facility. The Miami facility offers limited ITW due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to thirty-seven (37) pari-mutuel wagering locations in Florida, Connecticut and Rhode Island, and to approximately twenty five (25) locations in Mexico, Central America, and Austria.

Handle Analysis

    Total handle (amount of money wagered) for the quarter ended June 30, 2001 was $24,670,749 of which $15,565,138 was from live Jai-Alai wagering, and $9,105,611 was from Inter-Track wagering. Total handle for the six months ended June 30, 2001 was $52,954,654 of which $33,465,248 was from live and host Jai-Alai wagering and $19,489,406 was from guest Inter-Track wagering.

    Total handle (amount of money wagered) for the quarter ended June 30, 2000 was $25,904,056 of which $16,898,581 was from live Jai-Alai wagering, and $9,005,475 was from Inter-Track wagering. Total handle for the six months ended June 30, 2000 was $54,566,759 of which $35,407,509 was from live and host Jai-Alai wagering and $19,159,250 was from guest Inter-Track wagering.

    Total handle for the quarter ended June 30, 2001 was $24,670,749, a decrease of $1,233,307 over the same period in 2000. The decrease consists of a decrease of $1,333,443 in live Jai-Alai handle and an increase in ITW handle of $100,136.

    Total handle for the six months ended June 30, 2001 was $52,954,654, a decrease over the same period in 2000 of $1,612,105. This decrease consists of a decrease in live jai-alai wagering handle of $1,942,261 and an increase in inter-track wagering handle of $330,156.

Revenues for the Quarter Ended June 30, 2001 compared to the Quarter Ended June 30, 2000

    Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended June 30, 2001 were $3,469,389 compared to pari-mutuel revenues of $3,546,743, for the same period in 2000, a decrease of $77,354 or 2%. Pari-Mutuel revenues for the quarter ended June 30, 2001 ($3,469,389) consisted of $2,593,766 from live jai-alai wagering, and $875,623 from inter-track wagering. Pari-Mutuel revenues for the quarter ended June 30, 2000 ($3,546,743) consisted of $2,650,189 from live jai-alai and $896,554 from inter-track wagering.

    Card Room Revenue for the quarter ended June 30, 2001 totaled $101,127, compared to $111,251 for the quarter ended June 30, 2000.

    Admissions income, net of state taxes, for the quarter ended June 30, 2001 were $49,675 compared to $51,545 for the period ended June 30, 2000. Food, beverage and other income for the quarter ended June 30, 2001 and June 30, 2000 were $412,031 and $406,558, respectively. Attendance for live jai-alai performances and ITW performances were approximately 146,316 and 149,750 for the three months ended June 30, 2001 and June 30, 2000, respectively.

    Property sales for the quarter ended June 30, 2001 were $1,390,200 compared to $38,294 for the quarter ended June 30, 2000.

    Total Operating Revenue for the quarter ended June 30, 2001 was $4,032,221 compared to $4,116,097 for the quarter ended June 30, 2000.

Revenues for the Six Months Ended June 30, 2001 compared to the Six Months Ended June 30, 2000

    Pari-mutuel revenues (net of state pari-mutuel taxes) for the six months ended June 30, 2001 were $7,675,377 compared to pari-mutuel revenues of $7,545,502, for the same period in 2000, an increase of $129,875. Pari-Mutuel revenues for the six months ended June 30, 2001 ($7,675,377) consisted of $5,804,043 from live jai-alai, and $1,871,335 from inter-track wagering.

    Card Room Revenue for the six months ended June 30, 2001 totaled $202,847, compared to $223,199 for the six months ended June 30, 2000. Direct costs totaled $149,343 for the six months ended June 30, 2001.

    Admissions income, net of state taxes, for the six months ended June 30, 2001 were $115,418 compared to $117,891 for the period ended June 30, 2000. Food, beverage and other income for the six months ended June 30, 2001 were $1,008,239 and $996,733, respectively. Attendance for live jai-alai performances and ITW performances were approximately 335,494 and 365,009 for the six months ended June 30, 2001 and June 30, 2000, respectively.

    Real Estate sales have significantly increased in the first six months of 2001. Property sales for the six months ended June 30, 2001 were $1,390,200 compared to $101,294 for the six months ended June 30, 2000. Lot costs attributable to these sales for the six months ended June 30, 2001 were $1,220,400.

    Total Operating Revenue for the six months ended June 30, 2001 was $9,001,881 compared to $8,883,325 for the six months ended June 30, 2000, an increase of $118,556 (1%).

General and Administrative Expenses

    The following analysis of General and Administrative expenses in this part of the report compares figures for the three and six months ended June 30, 2001 and June 30, 2000.

    The Company's general and administrative expenses were $809,582 and $915,717 for the three months ended June 30, 2001, and June 30, 3000 respectively. This compares to $1,720,703 and $1,751,488 for the six months ended June 30, 2001, and June 30, 2000, respectively.

General and Administrative for Quarter Ended June 30, 2001 compared to the Quarter Ended June 30, 2000

    The Company's general and administrative expenses and their comparison to the second quarter last year are as follows. Executive salaries were $121,227 for the second quarter of 2001 compared to $112,934 for the quarter ended June 30, 2000. Professional fees were $84,968 for the second quarter of 2001, compared to $197,858 for the same three month period in 2000. The $112,890 decline is primarily the result of the legal fees in the second quarter concerning the Rincon lawsuit Consulting fees increased from $168,000 for the second quarter of 2000 to $177,000 for the second quarter of 2001. Consulting fees consist of the salaries of the Chairman/ CEO and the President of Florida Gaming being replaced by management fees paid to Freedom Financial Corporation for their services. Travel and entertainment expense decreased $28,367 to $43,539 for the second quarter of 2001, compared to $71,906 for the second quarter of 2000. Property, Licenses and other taxes decreased from $117,181 for the second quarter 2001 to $106,500 for the second quarter 2000. Telephone expenses had a slight decrease from $44,640 to $41,007 for the three month period ending June 30, 2001 and June 30, 2000, respectively. Interest expense totaled $235,342 and $203,199, respectively, for the three month period ended June 30, 2001 and June 30, 2000.

General and Administrative for Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000

    Significant categories of general and administrative expenses and their comparison on a six month period in 2001 versus 2000 are as follows: Executive salaries were $239,651 for the six months ended June 30, 2001, compared to $218,267 for the six months ended June 30, 2000. Professional fees decreased from $317,045 for the six months ended June 30, 2000 to $200,837 for the six months ended June 30, 2001. This decrease is primarily the result of the settlement of the Rincon litigation in 2000. Consulting fees increased from $336,000 for the six months ended June 30, 2000 to $344,000, for the six months ended June 30, 2001. Travel and entertainment expense totaled $107,385 for the first six months of 2001, compared to $134,906 for the first six months of 2000. Property, Licenses and other taxes decreased $10,681 from $245,433 in 2001 to $235,785 in 2000. Telephone expenses for the six months ended June 30, 2001 were $81,066 compared to $96,127 for the six months ended June 30, 2000. Interest expense totaled $511,980 and $403,710 for the six month period ended June 30, 2001 and June 30, 2000, respectively.

Operating Expenses

    The following analysis of Operating expenses in this part of the report compares figures for the three and six months ended June 30, 2001 and June 30, 2000.

    The Company's operating expenses were $3,658,558 and $3,529,548 for the three months ended June 2001 and June 30, 2000, respectively. This compares to $8,036,733 and $7,594,895 for the six months ended June 30, 2001 and June 30, 2000, respectively.

Operating Expenses for Quarter Ended June 30, 2001 compared to the Quarter Ended June 30, 2000

    The Company's operating expenses and their comparison to the second quarter last year are as follows. Depreciation and amortization expense for the three months ended June 30, 2001 was $127,024 compared to $158,532 for the three months ended June 30, 2000. Advertising decreased $46,122 from $205,055 for the second quarter of 2000 to $158,933 for the second quarter of 2001. Employee benefits for the quarter ended June 30, 2001 increased $40,848 (27%) to $192,566 from $151,719 for the same period in 2000. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending June 30, 2001 and June 30, 2000, were $958,280 and $934,743, respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment totaled $240,891 for the three months ended June 30, 2001, compared to $255,809 for three months ended June 30, 2000. Wagering equipment costs for the quarter ended June 30, 2001 were $240,891, which consisted of $43,236 in ITW tote, interface, and telephone charges; $65,092 in totalizator equipment rental; $46,800 in satellite charges and $85,763 in camera/television rental. Utilities expense totaled $139,818 and $134,577 respectively, for the three months periods ended June 30, 2001 and the quarter ended June 30, 2000. Program costs totaling $48,349 and $54,358, respectively, are included in the total operating expenses for the three month period ended June 30, 2001 and June 30, 2000. Operating expenses for the bar, restaurant, souvenir and concessions costs (including payroll costs) were $276,983 and $308,433 for the three month period ended June 30, 2001 and June 30, 2000, respectively. Operating payrolls and contract costs totaled $673,036 and $669,643, respectively for the three month period ended June 30, 2001 and June 30,

2000. Operating payroll for the quarter ended June 30, 2001 consisted primarily of the following: $254,603 in mutuels payroll; $186,409 in maintenance payroll; and $157,498 in security payroll. Insurance increased slightly from 114,312 in 2000 to $125,575 for the second quarter of 2001. Public company costs including shareholder relations/information and filing fees increased $8,802 to $26,065 for the quarter ended June 30, 2001 from $17,263 for the quarter ended June 30, 2000. Maintenance expense for the three months ended June 30, 2001, totaled $95,644.

Operating Expenses for Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000

    The Company's operating expenses for the six months ended June 30, 2001 and June 30, 2000 were $8,036,733 and $7,594,895, respectively. Depreciation and amortization expense for the six month period ended June 30, 2001 and June 30, 2000, was $255,869 and $317,277, respectively. Advertising decreased $51,524 from $436,091 for the six months ended June 30, 2000 to $384,567 for the six months ended June 30, 2001. Payroll taxes for the six months ended June 30, 2001 were $461,122, compared to $457,163 for the same period in 2000. Employee benefits increased $70,437 from $330,893 for the six months ended June 30, 2000 compared to $401,330 for the six month ended June 30, 2001. Public relations expense decreased from $86,862 for six months ended June 30, 2000 to $67,715 for the six months ended June 30, 2001. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the six months ended June 30, 2001 and June 30, 2000, were $2,196,497 and $2,108,706, respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment totaled $532,576, for the six months ended June 30, 2001, compared to $549,460 for six months ended June 30, 2000. The components of the rental and service costs in 2001 ($532,576) total were $74,582 in ITW tote, interface, and telephone charges; $180,670 in totalizator equipment rental; $93,200 in satellite charges and $184,124 in camera/television rental. Utilities expense totaled $275,099 and $260,121, respectively, for the six month period ended June 30, 2001 and June 30, 2000. Program costs were $108,803 and $114,362 respectively, for the six month period ended June 30, 2001 and 2000. Operating expenses for the bar, restaurant, souvenir and concessions costs (including payroll costs) were $652,993 and $723,589 for the six month periods that ended June 30, 2001 and June 30, 2000, respectively. Operating payrolls and contract costs totaled $1,422,564 and $1,389,840 for the six month period ended June 30, 2001 and June 30, 2000, respectively. Operating payrolls and contract costs for the six months ended June 30, 2001 consisted primarily of the following: $539,414 in mutuels payroll; $388,572 in maintenance payroll; and $329,099 in security payroll. Insurance expense has increased 17% to $262,425 for the six months ended June 30, 2001 compared to $225,069 for 2000. Public company costs including shareholder relations/information and filing fees increased $26,548 to $47,513 from $20,964 in 2000. The public company costs have significantly increased due to the Annual Meeting held on June 13, 2001. Maintenance expense for the six months ended June 30, 2001, totaled $204,230 compared to $179,929 for the six months ended June 30, 2000.

Other Income

    The Company had other income of $544,767 and $894,245 for the three and six month period ended June 30, 2001, and $700,190 and $1,403,694 for the three and six month period ended June 30, 2000. Other Income for the quarter ended June 30, 2001 primarily consisted of $307,710 in pari-mutuel tax credits, real estate division income of $169,800, and interest income of $16,980.

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

Summary of Operations

    The Company had a net loss of $18,176 ($.02 per common share) for the quarter ended June 30, 2001, and a net loss of $117,179 ($.04 per common share), for the six months ended June 30, 2001, compared to net income of $212,491 ($.02 per common share) and net income of $623,359 ($.07 per common share) for the three and six month periods ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents at June 30, 2001 was $1,926,872. At June 30, 2001, the Company had a decrease in working capital of approximately $1,276,387 from December 31, 2000.

    During the six months ended June 30, 2001, net cash used in Company's operating activities was $613,067. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations. Principal revenues were from net pari-mutuel wagering commissions on live Jai-Alai and ITW events.

    During the six months ended June 30, 2001, cash flow provided by investing activities was $582,000.

    During the six months ended June 30, 2001, cash flow used in financing activities was $4,973.

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

    In January, 2001, Wheeler-Phoenix, Inc. and WJA Realty Limited Partnership ("WJA") filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Centers and the Company. WJA claimed that Centers has breached Section 2.06(g) of the Assets Purchase Agreement, where Centers is to pay an amount equal to 10% of the gain on any disposition of its significant assets or operations during the ten-year period. The lawsuit states since January 1, 1997, Centers has sold more than $12,000,000 worth of assets for a reported gain of $1,055,912 and Centers has failed to pay WJA for the amount due on the gains. Negotiations are presently underway to try to agree on a method of calculating the correct amount due, if any.

    On January 5, 2001, Millennium Partners, L.P., a Cayman Island limited partnership ("Millenium") filed suit in the Circuit Court of the 11thJudicial Circuit in Dade County Florida against the Company. Millenium claims that the Company is in default on the payment of an unsecured note having a principal balance due of $1,800,000 plus accrued interest. The Parties have reach a verbal agreement to resolve the matter whereby the Company has agreed to secure the note with real estate in return for Millenium rescheduling the payments on the remaining balance over a twenty-four month period.

    The Company is a defendant in certain other suits, which are deemed to be routine litigation in the ordinary course of business.

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

FLORIDA GAMING CORPORATION (Registrant)
Date: August 14, 2001	By:	/s/ W.B. COLLETT W.B. Collett Chairman of the Board and Chief Executive Officer (Principal Financial Officer)

QuickLinks

Index to Form 10–QSB
PART I. FINANCIAL INFORMATION
  Item 1.
Consolidated Balance Sheets
Statement of Operations
Consolidated Statements of Cash Flow
FLORIDA GAMING CORPORATION June 30, 2001 (unaudited)
  (1) BASIS OF PRESENTATION
  (2) SIGNIFICANT ACCOUNTING POLICIES
  (3) INCOME TAXES
  (4) INCOME (LOSS) PER COMMON SHARE
  (5) PREFERRED STOCK
  (6) COMMITMENTS AND CONTINGENCIES
  (7) ACQUISITION OF WJA ASSETS
  (8) SALE OF OCALA JAI-ALAI
  (9) REAL ESTATE DEVELOPMENT
  (10) RETIREMENT PLAN
  (11) RELATED PARTY TRANSACTIONS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities.
  Item 3. Defaults upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
Signatures