Form 10QSB
period 2001-09-30
FLORIDA GAMING CORP
filed 2001-11-14
CIK 312065

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

F O R M 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2001

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

YES /x/  NO / /

6,189,395 shares of the issuer's Common Stock were outstanding as of the latest practicable date, November 14, 2001.

Transitional Small Business Disclosure Format:

YES / /  NO /x/

FLORIDA GAMING
CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.

FLORIDA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$1,546,919	$1,962,911
Accounts receivable & current portion of notes receivable	245,003	877,288
Inventory (Note 2)	15,465	71,838

Total current assets	$1,807,387	$2,912,037
PROPERTY AND EQUIPMENT:
Land	$3,895,585	$3,895,585
Buildings and Improvements	7,116,597	7,116,597
Furniture, fixtures and equipment	1,784,533	1,747,333

	$12,796,715	$12,759,515
Less accumulated depreciation	(2,979,298)	(2,648,005)

	$9,817,417	$10,111,510
REAL ESTATE DEVELOPMENT	4,454,841	4,080,096
COMMERCIAL PROPERTY HELD FOR SALE	4,367,325	4,195,825
OTHER ASSETS	1,150,530	1,590,337

	$21,597,500	$22,889,805

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2001	December 31, 2000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$4,403,008	$4,972,091
Short-term borrowing and current portion of long-term debt	5,364,653	4,346,053

Total current liabilities	$9,767,661	$9,318,144
LONG-TERM LIABILITIES
Long-term portion notes payable	563,847	1,807,498
STOCKHOLDERS' EQUITY (See Notes 2,4,5,6, and 7):
Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 33,635 shares issued and outstanding at September 30, 2001 and December 31, 2000	3,363	3,363
Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at September 30, 2001 and December 31, 2000	5	5
Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 300 Shares issued and outstanding at September 30, 2001 and December 31, 2000	30	30
Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at September 30, 2001 and December 31, 2000	200	200
Common stock, $.10 par value, authorized 15,000,000 shares, 6,189,395 issued and Outstanding at September 30, 2001, and December 31, 2000	618,940	618,940
Capital in excess of par value	37,360,544	37,360,544
Accumulated deficit	(26,717,090)	(26,218,919)

Total stockholders' equity	11,265,992	11,764,163

Total liabilities and stockholders' equity	$21,597,500	$22,889,805

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
HANDLE:
Live Jai-Alai Wagering	$13,841,232	$15,359,234	$47,306,480	$50,766,743
Inter-Track Wagering (ITW)	8,583,024	7,867,089	28,072,430	27,026,339

Total Pari-Mutuel Handle	$22,424,256	$23,226,323	$75,378,910	$77,793,082

REVENUE:
Live Jai-Alai Mutuel Revenue, Net of Pari-Mutuel taxes to State of Florida	$2,093,969	$2,398,230	$7,898,012	$8,074,709
Inter-Track Mutuel Commissions	791,038	801,303	2,662,373	2,670,326

Net Pari-Mutuel Revenue	$2,885,007	$3,199,532	$10,560,384	$10,745,035
Cardroom Income	84,692	108,844	287,538	332,043
Admissions Income, net of taxes	50,254	45,389	165,672	163,280
Programs, Food, Beverage and Other	333,620	321,152	1,341,859	1,317,886

Total Operating Revenue	$3,353,573	$3,674,917	$12,355,454	$12,558,243

COSTS AND EXPENSE:
Operating	$3,162,028	$3,294,341	$11,198,762	$10,889,236
General and Administrative	784,413	803,527	2,505,117	2,555,015
Depreciation and Amortization	120,172	158,108	376,041	475,385

Total Costs and Expense	$4,066,614	$4,255,975	$14,079,919	$13,919,636

Loss From Operations*	$(713,041)	$(581,058)	$(1,724,465)	$(1,361,393)

OTHER INCOME
Interest Income	13,640	34,221	55,966	90,259
Pari-Mutuel Tax Credits	478,856	521,817	1,081,796	1,546,392
Real Estate Division Income	30,000	—	199,800	58,994
Contract Settlement	—	755,055	—	755,055
Gain on Sale of Assets	—	934,007	—	934,007
Federal and State Taxes	(41,113)	(32,703)	(41,113)	(32,703)
Other Non-Operating Income	—	—	79,179	249,300
Other Non-Operating Expense	(16,000)	(14,787)	(16,000)	—

Net Income (Loss)	$(247,658)	$1,616,551	$(364,837)	$2,239,910

Basic Income (loss) per Common Share	($0.05)	$0.27	($0.07)	$0.36
Diluted Income (loss) per Common Share	($0.05)	$0.20	($0.07)	$0.25
Weighted Avg. Common Shares Outstanding	6,189,395	6,066,816	6,189,395	6,066,816

*
To reflect more comparable figures, Ocala Jai-Alai figures have been eliminated from operations for the year 2000, and the Ocala Jai-Alai Net Income for the year 2000 was moved to Other Income.Summer Jai-Alai figures have been included in operations for both years.

FLORIDAGAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Sept. 30, 2001	Sept. 30, 2000
Cash flows from operating activities:
Net Income (Loss)	$(364,837)	$2,339,910
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and Amortization	376,040	502,833
Decrease in Inventory	56,373	69,371
Decrease in Accounts Receivable	632,285	593,402
Increase in Real Estate Development	(546,245)	(173,200)
Realized Gain on Sale of Real Estate	—	(934,007)
Decrease in A/P and Accrued Expenses	(569,085)	(1,744,695)

Net cash provided by (used in) operating activities	(415,469)	653,614
Investing Activities:
Purchase of Property, Plant and Equipment	(37,199)	(38,357)
Proceeds from Sale of Real Estate	—	2,332,085
Decrease (Increase) in Other Assets	395,059	(630,332)

Net proceeds provided by (used in) investing activities	357,860	1,663,396
Financing Activities:
Net long term debt repaid	(225,050)	(1,314,149)
Dividends Paid	(133,333)	(180,543)

Net cash used in financing activities	(358,383)	(1,494,692)
NET DECREASE IN CASH	(415,992)	822,317
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,962,911	2,525,686

CASH AND CASH EQUIVALENTS AT SEPT. 30, 2001 AND SEPT. 30, 2000	$1,546,919	$3,348,004
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$722,386	$611,812

FLORIDA GAMING CORPORATION

September 30, 2001

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

    (2)  SIGNIFICANT ACCOUNTING POLICIES

    Company Background: Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce and Miami, Florida. The Company also conducts Inter-Track Wagering (ITW) on Jai Alai, horse racing and dog racing from its Ft. Pierce Jai-Alai facility. On November 26, 1997, the Company acquired Tara Club Estates ("Tara"), a residential and commercial real estate development in Walton County, near Atlanta, Georgia. The Company intends to market the property directly to developers and builders.

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

    Commercial Property Held for Sale: The Company's investment in land held for resale totaling $4,367,325 at September 30, 2001. This includes land owned near the Ft. Pierce Jai-Alai fronton in the amount of $1,834,516 and approximately 25 acres of commercial property held for sale adjoining the Tara residential property in the amount of $2,532,809.

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

    (4)  INCOME (LOSS) PER COMMON SHARE

    The net income (loss) per common share for the quarter ended September 30, 2001 and September 30, 2000 was calculated based upon reducing net income (loss) attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net income (loss) per common share for the quarter ended September 30, 2001 and September 30, 2000 was 6,189,395 and 6,066,816, respectively.

    Weighted average shares were not adjusted for common stock equivalents in the determination of diluted earnings per share for the quarter ended September 30, 2001, because the effect would be antidilutive. Weighted average equivalent shares on a fully diluted basis for the three months ended September 30, 2000 were 8,588,735 shares, consisting of options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 6,066,816 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

    The net income (loss) per common share for the nine months ended September 30, 2001 and September 30, 2000 was calculated based upon reducing net income (loss) attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net income (loss) per common share for the quarter ended September 30, 2001 and September 30, 2000 was 6,189,395 and 6,066,816, respectively.

    Weighted average shares were not adjusted for common stock equivalents in the determination of diluted earnings per share for the nine months ended September 30, 2001, because the effect would be antidilutive. Weighted average equivalent shares on a fully diluted basis for the nine months ended September 30, 2000 were 8,588,735 shares, consisting of options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 6,066,816 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

    (5)  PREFERRED STOCK

CLASS A PREFERRED STOCK

    he Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The Company paid the dividend on the Class A Preferred Stock, which was declared on September 21, 1998 on April 13, 2000 in cash, totaling $30,272. The Company paid the dividend on the Class A Preferred Stock, which was declared on June 30, 2000 for 1999 on August 29, 2000 in cash, totaling $30,272. The Company declared the required dividend for 2000 payable in 2001. Each share of Class A preferred is convertible into .225 shares of common stock at the holder's option. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

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

    (6)  COMMITMENTS AND CONTINGENCIES

    Isle of Capri Casino, Inc.: On October 4, 1994, the Company entered into a letter of intent (the "Letter of Intent") with Isle of Capri Casino, Inc. ("Isle of Capri"), formerly known as Casino America, Inc. to form a joint venture (the "Joint Venture") to build and operate a casino or a flea market at its Ft. Pierce Fronton ("the Fronton"). The Letter of Intent expired in late 2000. The Company notified Isle of Capri that Isle of Capri has defaulted and is continuing to be in default pursuant to the Letter of Intent relative to the building of a flea market facility at the Ft. Pierce fronton.

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

    On August 30, 2001, Isle of Capri filed suit against Freedom Financial Corporation ("Freedom") for failure to comply with the terms of the agreement. Isle of Capri has demanded issuance of cumulative dividends, and states that Freedom was required by the agreement to redeem 40% of the Series AA Preferred Stock. Freedom is currently defending this suit.

    Registration Rights: The Company has committed upon certain terms and conditions, to register for resale, certain shares held by other parties, allowing those shares to be publicly traded. The Company intends to use reasonable efforts to comply with these commitments.

    Leases: The Company rents totalisator equipment supplied by Autotote at each fronton under leases that expire at various dates through 2001. The totalisator leases require a minimum annual rental at the Ft. Pierce location and contingent rentals based on a percentage of the handle at Miami. Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink service which requires a minimum annual fee, under a contract which expires 2001. Totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2000 and 1999 was approximately $347,000 and $467,000, respectively. In connection with the Company's sale of its Ocala fronton, Ocala's totalisator lease was assigned to Lake Fron, Inc. The remaining minimum lease commitments under all operating leases at December 31, 2000, totals $285,000.

    The Company's Tara Club Estates subsidiary leases certain heavy construction equipment from a related party, Freedom Financial Corporation ("Freedom") under a verbal month-to-month lease agreement. During 2000, the Company made lease payments to Freedom totaling approximately $265,000 and by mutual agreement of the parties, amortized such payment to expense at the rate of $14,500 per month. On June 25, 2001, Freedom sold a piece of the heavy construction equipment as part of the bulk sale of the residential property. The Company now leases various vehicles and heavy construction equipment from Freedom at a cost of $10,000 a month. Accordingly, total lease expense under this lease during 2000 was $174,000 and $117,000 for the first nine months of 2001. The Company has a prepaid lease asset of approximately $33,588 at September 30, 2001. The Company capitalizes its expenses under this lease as part of its cost to develop the residential and commercial property owned by the Tara Club Estates subsidiary. Total lease expense capitalized under this arrangement since the lease's inception in 1998 is $555,000.

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

    On November 25, 1996, the Company entered into an agreement with WJA and Florida Gaming Centers, Inc. ("Centers") a wholly-owned subsidiary of the Company, pursuant to which the Centers agreed to acquire the WJA Frontons for the cancellation of the notes with balances aggregating about $20,000,000 and the assumption of certain liabilities. (See details below) The acquisition was consummated as of December 31, 1996 for accounting purposes. The WJA Frontons acquired were combined with the Fort Pierce Fronton into a new wholly-owned subsidiary, Florida Gaming Centers, Inc.

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

    On August 16, 2001 the Company agreed to discount the note by $16,000 and received $184,000 in cash, and canceled the remaining $200,000

    Balance due on the note.

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

    These Properties consist of over 100 fully-developed, and 150 partially-developed, single-family residential home sites, a swim and tennis club facility, and 23 acres of partially-developed commercial property. As of September 30, 2001, approximately one-hundred fifty-four (154) home sites had been sold. The residential sites are presently selling at an average in excess of $48,000 per site. Prior to the acquisition of the Properties by the Company, thirty-nine homes, having a market value of approximately $10,000,000 had been constructed and sold at an average price of $250,000 each. Property sales during the three months ended September 30, 2001, and September 30, 2000 were $50,000 and $-0-, respectively. Property sales for the nine months ended September 30, 2001 were $1,442,200 compared to $101,294 for the nine months ended September 30, 2000.

    In April 1999, in order to stimulate lot sales and the construction of new homes in Tara Club Estates, W. Bennett Collett, the Company's Chairman, formed a joint venture called Tara Construction Co. (the "Joint Venture") with a builder. The Joint Venture borrowed $1,200,000 from two commercial banks to finance the purchase of lots and the construction of homes on the lots. The Company sold nine (9) lots to the Joint Venture for an aggregate of $431,000 cash and the Joint Venture pledged the lots to secure the bank loans. The sale of the lots to the Joint Venture resulted in a $212,445 profit to the Company. The Joint Venture commenced construction on eight (8) of the lots and subsequently sold three (3) of the lots and houses for an aggregate of $880,000, which resulted in a profit of $76,588. The Joint Venture paid $38,294, which was the Chairman's share of the profits, to the Company. The Company advanced $112,100 to the Joint Venture in 1999 and $451,039 to the Joint Venture in 2000, for an aggregate of $563,139, to help finance the construction of houses on five (5) of the lots. The five (5) houses are now 90% to 95% complete. In 2001, the Joint Venture transferred to the Company the five (5) lots and houses and the one (1) remaining lot, subject to the mortgages thereon totaling approximately $954,000. It is anticipated that the aggregate sales prices of the six lots and five houses will be more than sufficient to pay the mortgages, the Company's $563,139 loan to the Joint Venture and the estimated $20,000 cost of completing construction of the houses. Mr. Collett has agreed to personally indemnify the Company for the loss, if any, resulting from the transaction. As stated above, the Company has already made an aggregate profit on the above-described transaction of $250,739 ($212,445 in 1999 and $38,294 in 2000). The Company currently has two (2) of the five (5) remaining homes under contract with their closings expected by the end of the year.

    On June 25, 2001 the Company completed a bulk sale of part of the undeveloped residential property located in Walton County, GA (near Atlanta) for a total of $1,355,200 in cash. The Company recorded a net profit of $154,800 on the transaction. The Company used $375,000 of the sales proceeds to reduce the real estate development loan from $775,000 to $400,000. Sales related costs were approximately $45,000. The remaining $935,000 was added to working capital.

    The Company also announced that in the future it intends to wholesale to developers and builders the balance of the real estate held by its wholly-owned subsidiary, Tara Club Estates, Inc., Loganville, GA. In the past, the Company has acted as the developer and sold residential lots directly to builders and individuals.

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

    On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation ("Freedom"), an affiliate, with the loan to be represented by a promissory note (the "Company Note") bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company's wholly-owned subsidiaries, Florida Gaming Centers, Inc. ("Centers") and Tara Club Estates, Inc. ("Tara") and by a second lien on substantially all of the Company's other assets. The Company Note is guaranteed by Centers and Tara with their guaranties secured by a first and second mortgage on all of the Tara assets. On November 24, 1998, the Company borrowed $1,135,000 from Freedom pursuant to the above arrangement. As of September 30, 2001 the principal balance of the loan is $659,666. The Company Note is due on demand.

    In lieu of salaries for the Chairman/CEO, and the President, the Company pays annual management fees to Freedom of $456,000.

    The Company leased various vehicles and pieces of heavy construction equipment from Freedom at a cost of $14,500 a month through June of 2001. On June 25, 2001, Freedom sold a piece of the heavy construction equipment as part of the bulk sale of the residential property. The Company now leases various vehicles and heavy construction equipment from Freedom at a cost of $10,000 a month. The Company has prepaid $33,588 in equipment rental at September 30, 2001. The Company treats the lease payments as part of the capitalized cost of developing the commercial property.

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

REAL ESTATE DEVELOPMENT

    In late 1997, the Company entered into a new line of business—residential and commercial real estate development. The following paragraphs outline the background and the Company's approach going forward plans as to management and use of the real estate assets acquired. On November 26, 1997, the Company acquired substantially all of the assets of Interstate Capital Corporation ("Interstate"), a wholly-owned subsidiary of Freedom Financial Corporation ("Freedom"). The assets consisted of 23 acres of partially improved commercial property and a residential real estate development containing about 250 single-family residential lots, known as Tara Club Estates (collectively, the "Properties"), all of which are situated in Loganville, Walton County (near Atlanta), Georgia. Georg

    The Company's real estate development activities comprises a separate segment of its operations.

    These Properties consist of over 100 fully-developed, and 150 partially-developed, single-family residential home sites, a swim and tennis club facility, and 23 acres of partially-developed commercial property. As of September 30, 2001, approximately one-hundred fifty-two (152) home sites had been sold. The residential sites are presently selling at an average in excess of $48,000 per site. Prior to the acquisition of the Properties by the Company, thirty-nine homes, having a market value of approximately $10,000,000 had been constructed and sold at an average price of $250,000 each. The Properties are located on Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits. Located in western Walton County, Georgia, the Properties are approximately 2.5 miles east of the Gwinnett County/Walton line. Gwinnett County is inside the fifteen-county region, which makes up Metropolitan Atlanta. The population of the Atlanta area is now over four million residents. Gwinnett County is located in the Northeast section of Metropolitan Atlanta, and is one of the fastest growing counties in the United States. The population of Gwinnett County has doubled in the last ten years. During 1999 Walton Country was the fifth fastest growing county in the State of Georgia.

    On June 25, 2001 the Company completed a bulk sale of a parcel of undeveloped residential property located in Walton County, GA (near Atlanta) for a total of $1,355,200 in cash. The Company recorded a net profit of $154,800 on the transaction. The Company used $375,000 of the sales proceeds to reduce the real estate development loan from $775,000 to $400,000. Sales related costs were approximately $45,000. The remaining $935,000 was added to working capital.

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

RESULTS OF OPERATIONS—3RD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH 3RD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000

    TO REFLECT MORE COMPARABLE FIGURES, OCALA JAI-ALAI RESULTS HAVE BEEN ELIMINATED FROM OPERATIONS FOR THE YEAR 2000. SUMMER JAI-ALAI FIGURES HAVE BEEN INCLUDED IN BOTH 2000 AND 2001 SINCE IT IS OPERATED FOR THE BENEFIT OF THE COMPANY.

    During the quarter and nine months ended September 30, 2001, the Company's operations reflects nine months' operation of live Jai-Alai performances at the Miami facility. The Ft. Pierce Fronton conducted live jai-alai performances January through April. A full schedule of inter-track wagering was also conducted at the Ft. Pierce facility. The Miami facility offers limited ITW due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to thirty-seven (37) pari-mutuel wagering locations in Florida, Connecticut and Rhode Island, and to approximately twenty five (25) locations in Mexico, Central America, and Austria.

Handle Analysis

    Total handle (amount of money wagered) for the quarter ended September 30, 2001 was $22,424,256 of which $13,841,232 was from live Jai-Alai wagering, and $8,583,024 was from Inter-Track wagering. Total handle for the nine months ended September 30, 2001 was $75,378,910 of which $47,306,480 was from live and host Jai-Alai wagering and $28,072,430 was from guest Inter-Track wagering.

    Total handle (amount of money wagered) for the quarter ended September 30, 2000 was $23,226,323 of which $15,359,234 was from live Jai-Alai wagering, and $7,867,0895 was from Inter-Track wagering. Total handle for the nine months ended September 30, 2000 was $77,793,082 of which $50,766,743 was from live and host Jai-Alai wagering and $27,026,339 was from guest Inter-Track wagering.

    Total handle for the quarter ended September 30, 2001 was $22,424,256, a decrease of $802,067 over the same period in 2000. The decrease consists of a decrease of $1,518,002 in live Jai-Alai handle which was offset by an increase in ITW handle of $715,935.

    Total handle for the nine months ended September 30, 2001 was $75,378,910, a decrease over the same period in 2000 of $2,414,172. This decrease consists of a decrease in live jai-alai wagering handle of $3,460,263 which was offset by an increase in inter-track wagering handle of $1,046,091.

Revenues for the Quarter Ended September 30, 2001 compared to the Quarter Ended September 30, 2000

    Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended September 30, 2001 were $2,885,007 compared to pari-mutuel revenues of $3,199,532 for the same period in 2000, a decrease of $314,525 or 10%. Pari-Mutuel revenues for the quarter ended September 30, 2001 ($2,885,007) consisted of $2,093,969 from live jai-alai wagering, and $791,038 from inter-track wagering. Pari-Mutuel revenues for the quarter ended September 30, 2000 ($3,199,532) consisted of $2,398,230 from live jai-alai and $801,303 from inter-track wagering.

    Card Room Revenue for the quarter ended September 30, 2001 totaled $84,692, compared to $108,844 for the quarter ended September 30, 2000. Direct costs totaled $77,133 for the three months ended September 30, 2001.

    Admissions income, net of state taxes, for the quarter ended September 30, 2001 were $50,254 compared to $45,389 for the period ended September 30, 2000. Food, beverage and other income for the quarter ended September 30, 2001 and September 30, 2000 were $333,620 and $321,152, respectively. Attendance for live jai-alai performances and ITW performances were approximately 122,598 and 129,498 for the three months ended September 30, 2001 and September 30, 2000, respectively.

    Property sales for the quarter ended September 30, 2001 were $50,000 compared to $—0- for the quarter ended September 30, 2000.

    Total Operating Revenue for the quarter ended September 30, 2001 was $3,353,573 compared to $3,674,917 for the quarter ended September 30, 2000.

Revenues for the Nine Months Ended September 30, 2001 compared to the Nine Months Ended September 30, 2000

    Pari-mutuel revenues (net of state pari-mutuel taxes) for the nine months ended September 30, 2001 were $10,560,384 compared to pari-mutuel revenues of $10,745,035, for the same period in 2000, a decrease of $184,651. Pari-Mutuel revenues for the nine months ended September 30, 2001 ($10,560,384) consisted of $7,898,012 from live jai-alai, and $2,662,373 from inter-track wagering.

    Card Room Revenue for the nine months ended September 30, 2001 totaled $287,538, compared to $332,043 for the nine months ended September 30, 2000. Direct costs totaled $226,476 for the nne months ended September 30, 2001.

    Admissions income, net of state taxes, for the nine months ended September 30, 2001 were $165,672 compared to $163,280 for the period ended September 30, 2000. Food, beverage and other income for the nine months ended September 30, 2001 were $1,341,859 and $1,317,886 for the period ended September 30, 2000. Attendance for live jai-alai performances and ITW performances were approximately 458,092 and 494,507 for the nine months ended September 30, 2001 and September 30, 2000, respectively.

    Real Estate sales have significantly increased in the first nine months of 2001. Property sales for the nine months ended September 30, 2001 were $1,442,200 compared to $101,294 for the nine months ended September 30, 2000. Lot costs attributable to these sales for the nine months ended September 30, 2001 were $1,242,400.

    Total Operating Revenue for the nine months ended September 30, 2001 was $12,355,454 compared to $12,558,243 for the nine months ended September 30, 2000, a decrease of $202,789 (2%).

General and Administrative Expenses

    The following analysis of General and Administrative expenses in this part of the report compares figures for the three and nine months ended September 30, 2001 and September 30, 2000.

    The Company's general and administrative expenses were $784,413 and $803,527 for the three months ended September 30, 2001, and September 30, 2000, respectively. This compares to $2,505,117 and $2,555,015 for the nine months ended September 30, 2001, and September 30, 2000, respectively.

General and Administrative for Quarter Ended September 30, 2001 compared to the Quarter Ended September 30, 2000

    The Company's general and administrative expenses and their comparison to the third quarter last year are as follows. Executive salaries were $122,250 for the third quarter of 2001 compared to

$118,424 for the quarter ended September 30, 2000. Professional fees were $90,314 for the third quarter of 2001, compared to $93,587 for the same three month period in 2000. Consulting fees decreased from $168,000 for the third quarter of 2000 to $167,000 for the third quarter of 2001. Consulting fees consist of the salaries of the Chairman/ CEO and the President of Florida Gaming being replaced by management fees paid to Freedom Financial Corporation for their services. Travel and entertainment expense decreased $24,502 (32%) to $51,063 for the third quarter of 2001, compared to $75,565 for the third quarter of 2000. Property, Licenses and other taxes slightly increased from $98,640 for the third quarter 2000 to $101,068 for the third quarter 2001. Telephone expenses increased $1,105 to $42,313 from $41,208 for the three month period ending September 30, 2001 and September 30, 2000, respectively. Interest expense totaled $210,406 and $208,102, respectively, for the three month period ended September 30, 2001 and September 30, 2000.

General and Administrative for Nine Months Ended September 30, 2001 compared to Nine Months Ended Septemver 30, 2000

    Significant categories of general and administrative expenses and their comparison on a nine month period in 2001 versus 2000 are as follows: Executive salaries were $361,901 for the nine months ended September 30, 2001, compared to $336,691 for the nine months ended September 30, 2000. Professional fees decreased from $410,633 for the nine months ended September 30, 2000 to $291,152 for the nine months ended September 30, 2001. This decrease is primarily the result of the settlement of the Rincon litigation in 2000. Consulting fees increased from $504,000 for the nine months ended September 30, 2000 to $511,000, for the nine months ended September 30, 2001. Travel and entertainment expense decreased $52,023 (25%) to $158,448 for the first nine months of 2001, compared to $210,471 for the first nine months of 2000. Property, Licenses and other taxes decreased $7,221 from $344,073 in 2000 to $336,852 in 2001. Telephone expenses for the nine months ended September 30, 2001 were $123,379 compared to $137,335 for the nine months ended September 30, 2000. Interest expense totaled $722,386 and $611,812 for the nine month period ended September 30, 2001 and September 30, 2000, respectively.

Operating Expenses

    The following analysis of Operating expenses in this part of the report compares figures for the three and nine months ended September 30, 2001 and September 30, 2000.

    The Company's operating expenses were $3,162,028 and $3,294,341 for the three months ended September 2001 and September 30, 2000, respectively. This compares to $11,198,762 and $10,889,236 for the nine months ended September 30, 2001 and September 30, 2000, respectively.

Operating Expenses for Quarter Ended September 30, 2001 compared to the Quarter Ended September 30, 2000

    The Company's operating expenses and their comparison to the third quarter last year are as follows. Depreciation and amortization expense for the three months ended September 30, 2001 was $120,172 compared to $158,108 for the three months ended September 30, 2000. Advertising decreased $121,185 from $174,485 for the third quarter of 2000 to $53,300 for the third quarter of 2001. Employee benefits for the quarter ended September 30, 2001 increased $34,227 (21%) to $200,038 from $165,812 for the same period in 2000. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending September 30, 2001 and September 30, 2000, were $799,871 and $751,999, respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment totaled $211,923 for the three months ended September 30, 2001, compared to $254,436 for three months ended September 30, 2000. Wagering equipment costs for the quarter ended September 30, 2001 were $211,923, which consisted of $44,556 in ITW tote, interface, and telephone charges; $43,958 in totalizator equipment rental; $47,200 in satellite charges and $76,209 in camera/television rental.

Utilities expense totaled $162,111 and $147,053 respectively, for the three months periods ended September 30, 2001 and the quarter ended September 30, 2000. Program costs totaling $37,635 and $44,280, respectively, are included in the total operating expenses for the three month period ended September 30, 2001 and September 30, 2000. Operating expenses for the bar, restaurant, souvenir and concessions costs (including payroll costs) were $221,736 and $257,936 for the three month period ended September 30, 2001 and September 30, 2000, respectively. Operating payrolls and contract costs totaled $658,263 and $657,817, respectively for the three month period ended September 30, 2001 and September 30, 2000. Operating payroll for the quarter ended September 30, 2001 consisted primarily of the following: $235,505 in mutuels payroll; $184,354 in maintenance payroll; and $163,890 in security payroll. Insurance increased from $117,157 in 2000 to $126,928 for the third quarter of 2001. Maintenance expense for the three months ended September 30, 2001, totaled $103,129.

Operating Expenses for Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000

    The Company's operating expenses for the nine months ended September 30, 2001 and September 30, 2000 were $11,198,762 and $10,889,236, respectively. Depreciation and amortization expense for the nine month period ended September 30, 2001 and September 30, 2000, was $376,041 and $475,385, respectively. Advertising decreased $172,709 (28%) from $610,576 for the nine months ended September 30, 2000 to $437,867 for the nine months ended September 30, 2001. Payroll taxes for the nine months ended September 30, 2001 were $607,824, compared to $631,316 for the same period in 2000. Employee benefits increased $104,664 from $496,704 for the nine months ended September 30, 2000 compared to $496,704 for the nine months ended September 30, 2001. Public relations expense decreased from $125,029 for nine months ended September 30, 2000 to $81,666 for the nine months ended September 30, 2001. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the nine months ended September 30, 2001 and September 30, 2000, were $2,996,367 and $2,860,705, respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment totaled $744,499, for the nine months ended September 30, 2001, compared to $803,895 for nine months ended September 30, 2000. The components of the rental and service costs in 2001 ($744,499) total were $119,139 in ITW tote, interface, and telephone charges; $224,628 in totalizator equipment rental; $260,332 in satellite charges and $106,240 in camera/television rental. Utilities expense totaled $437,210 and $407,174, respectively, for the nine month period ended Septekmber 30, 2001 and September 30, 2000. Program costs were $146,438 and $158,642 respectively, for the nine month period ended September 30, 2001 and 2000. Operating expenses for the bar, restaurant, souvenir and concessions costs (including payroll costs) were $874,729 and $981,525 for the nine month period that ended September 30, 2001 and September 30, 2000, respectively. Operating payrolls and contract costs totaled $2,080,827 and $2,047,658 for the nine month period ended September 30, 2001 and September 30, 2000, respectively. Operating payrolls and contract costs for the nine months ended September 30, 2001 consisted primarily of the following: $774,919 in mutuels payroll; $572,926 in maintenance payroll; and $492,988 in security payroll. Insurance expense has increased 8% to $360,934 for the nine months ended September 30, 2001 compared to $333,411 for 2000. Public company costs including shareholder relations/information and filing fees increased $19,541 to $46,508 from $26,967 in 2000. The public company costs have significantly increased due to the Annual Meeting held on June 13, 2001. Maintenance expense for the nine months ended September 30, 2001, totaled $307,359 compared to $261,193 for the nine months ended September 30, 2000.

Other Income (Expense)

    The Company had other income (expense) of $465,383 and $1,359,628 for the three and nine month period ended September 30, 2001, and other income of $2,197,610 and $3,601,304 for the three and nine month period ended September 30, 2000. Other Income for the quarter ended September 30,

2001 primarily consisted of $478,856 in pari-mutuel tax credits, real estate division income of $30,000, interest income of $13,640 and federal and state taxes of $41,113.

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

Summary of Operations

    The Company had a net loss of $247,658 ($.05 per common share) for the quarter ended September 30, 2001, and a net loss of $364,837 ($.07 per common share), for the nine months ended September 30, 2001, compared to net income of $1,616,551 ($.27 per common share) and net income of $2,239,910 ($.36 per common share) for the three and nine month periods ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents at September 30, 2001 was $1,546,919. The Company had a decrease in working capital of approximately $1,554,167 for the nine-month period ended September 30, 2001.

    During the nine months ended September 30, 2001, net cash used in Company's operating activities was $415,469. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations. Principal revenues were from net pari-mutuel wagering commissions on live Jai-Alai and ITW events.

    During the nine months ended September 30, 2001, cash flow provided by investing activities was $357,860.

    During the nine months ended September 30, 2001, cash flow used in financing activities was $358,383.

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
On January 5, 2001, Millennium Partners, L.P., a Cayman Island limited partnership ("Millenium") filed suit in the Circuit Court of the 11th Judicial Circuit in Dade County Florida against the Company. Millenium claims that the Company is in default on the payment of an unsecured note having a principal balance due of $1,800,000 plus accrued interest. The Parties have reached a verbal agreement to resolve the matter whereby the Company has agreed to secure the note with real estate in return for Millenium rescheduling the payments on the remaining balance over a twenty-four month period.
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

FLORIDA GAMING CORPORATION (Registrant)
Date: November 14, 2001	By:	/s/ W. B. COLLETT W.B. Collett Chairman of the Board and Chief Executive Officer (Principal Financial Officer)

QuickLinks

INDEX TO FORM 10-QSB
  PART I. FINANCIAL INFORMATION
  Item 1.
FLORIDA GAMING CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited)
FLORIDA GAMING CORPORATION STATEMENT OF OPERATIONS (Unaudited)
FLORIDAGAMING CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FLORIDA GAMING CORPORATION September 30, 2001 (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
FLORIDA GAMING CORPORATION SIGNATURES