Form 10KSB40
period 2001-12-31
FLORIDA GAMING CORP
filed 2002-04-01
CIK 312065

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2001
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission File Number 0-9099

FLORIDA GAMING CORPORATION
(Name of Small Business Issuer in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-1670533 (I.R.S. Employer Identification No.)
3500 N.W. 37th Avenue
Miami, Florida (Address of principal executive offices)	33142 (Zip Code)

Issuer's telephone number including area code:    (305) 633-6400

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock ($.10 par value) and Class A Convertible Preferred Stock ($.10 par value)

        Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

        The registrant's revenues for the most recent fiscal year: $10,388,563

        The aggregate market value of voting stock held by non-affiliates of the registrant as of April 1, 2002.

        Common stock, par value of $.10 per share—$3,216,783

        The number of shares of the registrant's common stock outstanding as of April 1, 2002—6,189,395 shares.

        Transactional Small Business Disclosure Format

Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

ITEM 1. Description of Business.

General

        Florida Gaming Corporation (the "Company") currently owns and operates two jai-alai fronton and inter-track pari-mutuel wagering facilities (each, a "Fronton", and collectively, the "Frontons") located in South and Central Florida. The Company's business at this time consists primarily of its operations at the Frontons, which include, live jai-alai performances, inter-track pari-mutuel wagering ("ITW") on jai-alai, horse racing (both thoroughbred and harness) and dog racing, and the sale of food and alcoholic beverages. The Fort Pierce location provides inter-track wagering on interstate simulcasting of horse racing, dog racing, and jai-alai from various tracks and frontons in the United States and within the State of Florida. Jai-Alai games are played live and simulcast year round from the Miami facility via satellite to a total of sixty two (62) pari-mutuel wagering locations in Florida, Connecticut, Rhode Island, and to approximately twenty five (25) locations in Mexico, Central America, and Austria. Poker and dominoes are played at the Miami Jai-Alai Crystal Card Room.

        The term "pari-mutuel wagering" refers to the betting by members of the public against each other, and as used in this report, and includes wagering on both live performances and inter-track pari-mutuel wagering.

        In November 1997, the Company entered into the real estate development business. See "Real Estate Development."

        Since its inception, and before the acquisition of the Fort Pierce Jai-Alai Fronton in February 1994, the Company engaged in several other lines of business, none of which are currently in operation. The Company was incorporated in Delaware in 1976 as Lexicon Corporation. The Company changed its name in March 1994, to Florida Gaming Corporation. Present management assumed control of the Company in 1993.

        The Company's principal place of business and executive offices are located at the Miami Jai-Alai facility, 3500 N.W. 37th Avenue, Miami, Florida 33142.

Acquisition of Frontons/Development of Cardrooms

        Acquisition of the Ft. Pierce Fronton.    On February 1, 1994, the Company and its' key executives and directors received regulatory approval from the Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering (the "DPMW") to transfer the Ft. Pierce pari-mutuel permit from WJA Realty Limited Partnership ("WJA") to the Company. The Company purchased the Ft. Pierce facility on that date. Consideration paid to WJA for the Ft. Pierce Jai-Alai facility consisted of 200,000 shares of Company Common Stock, $1,500,000 in cash, and a ten-year 8% mortgage for $1,000,000.

        Acquisition of the Miami, Tampa and Ocala Frontons.    On September 12, 1996, the Company acquired secured notes of WJA (the "WJA Notes") with balances aggregating about $20,000,000 from the Bank of Oklahoma, N.A., Tulsa, Oklahoma. The WJA Notes were secured by real estate and improvements consisting of three jai-alai and ITW facilities located in Miami, Tampa and Ocala, Florida (the "WJA Frontons"). Consideration for the WJA Notes was a combination of $2,000,000 in cash, a $6,000,000 promissory note bearing interest at the prime rate, a $1,000,000 non-interest bearing promissory note, and 703,297 shares of the Company's Common Stock.

        On November 25, 1996, the Company, through a wholly-owned subsidiary, Florida Gaming Centers, Inc. ("Centers") entered into an agreement with WJA pursuant to which Centers agreed to acquire title to the three (3) WJA Frontons. The acquisition was consummated as of January 1, 1997. The Fort Pierce Fronton was also transferred into Centers.

        The consideration for the acquisition of the three WJA frontons included (i) the cancellation of WJA Notes and related obligations acquired by the Company from the Bank of Oklahoma, NA, (ii) the retention by WJA of 200,000 shares of the Company's common stock received by WJA in the sale of the Ft. Pierce facility, and (iii) a profit sharing arrangement described below. The Company assumed all liabilities of WJA arising in the ordinary course of the business, subject to certain limitations and exceptions. The Company also assumed the principal amount outstanding under a $500,000 promissory note owed by WJA to Wheeler-Phoenix, Inc. The terms of the note were amended to provide for repayment of principal over a ten year period, following the closing, in equal annual installments of $50,000 plus interest at 6% per annum. See ITEM 3. "Legal Proceedings."

        The profit sharing arrangement with WJA is based on Centers' net profits, before income taxes, as defined. The Company agreed to pay WJA 20% of the cumulative net profits of Centers for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per- year cap described below. The cumulative $1,000,000 cap is equal to the product of $1,000,000 multiplied by the completed number of years in the ten-year period, minus the sum of all amounts previously paid under the 20% profit sharing arrangement. In addition, if Centers has net profits in any calendar year during the ten-year period in excess of $5,000,000, but has not paid WJA a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, Centers will pay WJA 5% of the portion of the net profits on which the 20% payment was not made. No net profit payments will be due for any year after the ten-year period. If, during the ten-year period, Centers disposes of any of its significant assets or operations, then WJA would be entitled to receive an amount equal to 10% of Centers gain (net of related carrying costs), if any, on the disposition.

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

        During late 2001 and early 2002, the Company and the consulting principals negotiated new agreements. In February, 2002 the Company and Wheeler reached an Agreement to terminate the 2001 Agreement in exchange for a lum-sum settlement of $154,800, to be paid by March 7, 2002. However, the payment of $154,800 was not made, pending settlement of a disagreement concerning the correct amount of profits (if any) claimed by WJA on the sale of certain assets by the Company. The Company and WJA are continuing negotiations. The 2001 Donovan agreement continued his consulting and non-competition agreement for payments of $25,000 in December 2001, $216,000 on January 14, 2002 an $1,000 per month for 60 months through December 2007. See "ITEM 3. Legal Proceedings."

        In 1980, WJA and three other pari-mutuel permit holders formed Summer Jai-Alai Partners ("SJA"), a Florida general partnership, to own a pari-mutuel permit and to conduct pari-mutuel jai-alai operations at the Miami Fronton during the summer months ("Summer Operations"). As part of the acquisition of the WJA assets, the Company acquired and currently owns a 21% interest in SJA. Under the terms of the partnership agreement, certain of the Company's costs and expenses are allocated to Summer Operations based upon specific formulas set forth in the agreement. In addition, pursuant to a lease agreement which expires in the year 2004, SJA rents the Miami Fronton from the Company for the period during which the Summer Operations are conducted. The rental is based upon 1% of handle, plus applicable Florida sales tax. The Company's 21% interest in SJA is accounted for under the equity method. See "Summer Jai-Alai Partnership"

        Cardroom Development.    Legislation which authorized card rooms at licensed parimutuel facilities (Section 849.086 of the Florida Statutes) became effective January, 1997. The card rooms are administered and regulated by the Florida Department of Parimutuel Wagering ("DPMW"). Games are limited to non-banked poker games.

        In late 1996, the county governments of Dade County and Hillsborough County, Florida, passed legislation permitting poker rooms to be operated by all pari-mutuel facilities located in those counties. As a result, the Company built a poker room in Miami (with 40 tables) during the second quarter of 1997. The Miami facility conducts low stakes ($10 per hand) poker and dominoes two hours prior to, during, and two hours following live jai-alai performances. Poker revenues consist of a rake of $.25 per hand per person from each poker hand dealt. State taxes are 10% of the rake and 4% of the rake must be paid as commission to the jai-alai players. The Miami facility also offers dominoes.

        This same statute also authorized full-card simulcasting of races from out-of-state tracks such as Belmont, Meadowlands, Philadelphia Park, and Santa Anita. The Fronton in Fort Pierce is currently carrying several of these race simulcast signals. This same legislation also reduced the pari-mutuel tax on handle from 5% to 4.25% at the Fort Pierce Fronton. The pari-mutuel tax rate was reduced at Miami from 5% to 3.85%.

The Sport of Jai-Alai; Form of Jai-Alai Played at the Frontons

        Jai-alai, a sport of French Basque and Spanish Basque origins, was introduced to Florida as a professional sport in 1926. In the United States, jai-alai is played by either one or two man teams, in a round robin fashion, with the winning team or player remaining on the court until defeated. Originally a form of handball, jai-alai has developed over time into a ball game of high speed and strategy. Players compete against each other in a three-

walled arena ("fronton") and score win points against each other by successfully positioning the ball ("pelota") in play in such a way that the opposing player is unable to keep the ball in play. The pelota is propelled by means of a gloved wicker sling ("cesta"). The combination of the extremely hard pelota, which is slightly smaller than a baseball, and the sling-shot action of the cesta, makes the sport of jai-alai the fastest ball game in the world. The winner of the game is the first team to score a pre-determined number (usually 7 points or 9 points) of points. The Company believes this system of play makes it extremely difficult to predetermine the winner or order of finish.

        Games are supervised by the general manager of each of the Frontons. The players' manager and game judges are appointed by each of the Frontons. The general manager of the Fronton, the players' manager, the judges, and the players are licensed annually by the State of Florida DPMW. The Florida DPMW also assigns two of its employees to act as game officials in addition to the judges provided by the Fronton. The Florida DPMW also assigns an auditing official to supervise the pari-mutuel wagering operations. Player compensation is based largely upon performance. Player contracts and/or rules of the Florida DPMW prohibit wagering by the players or their families and contact between players and spectators before and during play.

Pari-Mutuel Wagering at the Frontons

        Under the laws of Florida, pari-mutuel wagering on jai-alai games is prohibited unless played at a Fronton holding a gaming permit under the applicable state statute. Wagers may be placed at each of the Frontons on performances conducted by the Company at the Fronton (live wagering) or Inter-Track Wagering (ITW) on performances (including jai-alai, thoroughbred racing, harness racing, and dog racing) conducted by other pari-mutuel operators sending (simulcasting) performances from other pari-mutuels to the Fronton. The Fronton acts as the broker for wagers by the public and deducts a negotiated commission as the guest (receiving) facility with each host (sending) facility as authorized by law. Neither the Company nor the State of Florida has any interest in which player or team wins any game.

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

Fronton's Schedule of Jai-Alai Performances

        Pursuant to the pari-mutual wagering permit granted by the Florida Department of Pari-Mutuel Wagering (DPMW), each Fronton, in order to conduct ITW, must offer a "full schedule" of jai-alai performances of at least 100 live evening and/or matinee performances per year. In addition, the Fronton may offer ITW year-round so long as a pari-mutuel facility in Florida is providing the required number of live performances per year. Each Fronton has received a license from the DPMW to conduct live jai-alai performances during the 2000-2001 season. The Miami Fronton conducts live jai-alai performances year round. Fort Pierce operates on four-month seasons. The Ft. Pierce Fronton remains open for ITW year-round during the period (about nine months) when live jai-alai performances are not being conducted.

        The Company is permitted to operate a limited number of charitable and scholarship nights in addition to its regular performances. The taxes otherwise due to the State of Florida for such nights are allocated to various charitable causes and scholarships as determined by the Company in accordance with Florida law.

Competition and Marketing

        The gaming industry is highly competitive. Other gaming companies have substantially greater financial resources and larger management staffs than the Company. Because of the growing popularity and profitability of gaming activities, competition is significantly increasing. The Company competes for customers with other forms of legal wagering, including charitable gaming, pari-mutuel wagering and state lotteries. The Company also competes with other entertainment providers for its customers. The Company does not consider itself to be in direct competition with any other fronton facility, with the exception of the one fronton operated full-time in Dania, Florida. Florida's pari-mutuel legislation does not permit the construction of any jai-alai facility within a geographic radius of 50 miles of any other jai-alai facility.

        There are currently 40 pari-mutuel permits issued by the State of Florida to operate pari-mutuel facilities in the state; 31 of those permits are presently active. Of the 31 active permit holders, only seven are held by jai-alai operators; the other 24 permit holders engage in horse racing, harness racing and dog racing. Aside from the Company's Frontons, the only other operating jai-alai frontons in the State of Florida are in Dania, FL, Ocala, FL and Orlando, FL.

        The Miami area offers a wide range of pari-mutuel and other entertainment activities that compete with the Company for spectators' leisure-time and wagering patronage. Within a 35-mile radius of the Company's Miami Fronton, there is another jai-alai fronton which competes with the Miami Fronton, three thoroughbred horse racing tracks that operate during part of the Miami Fronton's season (although not at the same time of day and not at night), and two dog racing tracks, one of which operates during substantial portions of the Miami Fronton's season. The Summer jai-alai operation competes directly with two dog racing tracks (owned and operated by two of the Company's partners in the summer jai-alai operation) and Dania jai-alai fronton which operates during the summer season. In addition to these pari-mutuel activities, the Company's Miami Fronton competes with numerous other sporting and entertainment activities, including professional sports teams, numerous Miami Beach night clubs, Indian Gaming facilities, cruise and cruise/gaming ships, and gaming activities in the Bahamas, which are readily accessible from the Miami area. The primary market for the Miami Fronton includes approximately 3.5 million adults within 50 miles of the fronton.

        The primary market area for the Fort Pierce Fronton includes approximately 500,000 adults within 35 miles of the facility. The major population centers in the vicinity of the Ft. Pierce Fronton include Fort Pierce, Port St. Lucie, Stuart, and Vero Beach, Florida. The Company does not, however, consider itself to be in direct competition with any other fronton or other pari-mutuel facility permitted to operate in Florida in its Ft. Pierce market area at this time. The closest pari-mutuel facilities are dog racing facilities in West Palm Beach, approximately 50 miles south of the Fort Pierce Fronton, and in Melbourne, approximately 53 miles north of the Ft. Pierce Fronton. The Fort Pierce Fronton competes to a certain extent with the St. Lucie Civic Center which features sporting events and entertainment activities and a day-cruise gaming vessel which operates out of Ft. Pierce.

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

        On August 30, 2001, Isle of Capri filed suit against Freedom Financial Corporation ("Freedom") for failure to comply with the terms of the agreement. Isle of Capri has demanded issuance of cumulative dividends, and states that Freedom was required by the agreement to redeem 40% of the Series AA Preferred Stock. The Company believes that Isle of Capri has been in default since 1995, when Isle of Capri failed to perform its obligations pursuant to the Letter of Intent relative to building a flea market at the Fort Pierce facility. Freedom is currently defending this suit.

Employees

        The Company had 86 jai-alai players under contract on December 31, 2001.

        Players' compensation includes base salary, prizes for winning games played (first, second, third places), and bonuses. The Company enters into seasonal contracts with its players with no provision for vacation. Florida law prohibits any fronton facility from requiring a jai-alai player to perform on more than six consecutive calendar days.

        The Company competes with all other frontons in the United States and elsewhere for high quality jai-alai players. To the extent additional frontons are opened in the future, the demand for high quality players may increase and the competition and costs associated with signing such individuals could increase also.

        As of December 31, 2001, in addition to jai-alai players, the Company employed approximately 181 part-time employees and 122 full-time employees, none of which are unionized. The Company believes that its present employee relations with its jai-alai players, some of whom belong to the International Jai-Alai Players Association/U.A.W., and the Company's relations with other employees are satisfactory.

Sale of Alcohol; Activities of Minors

        Under Florida law, the operator of a jai-alai fronton may also obtain licenses for the sale of alcoholic beverages. These licenses may be revoked or suspended for violation of applicable alcoholic beverage control regulations or of any other laws or regulations.

        Minors (persons under the age of 18) may attend events at the Frontons so long as they are accompanied by an adult guest. Minors may not engage in any pari-mutuel wagering. However, minors may be employed at the Frontons so long as their employment does not cause them to be directly involved with alcoholic beverages or wagering.

Industry Overview

        The jai-alai industry live handle (money wagered) generally has declined in the last several years, due to increased gaming competition such as Indian Gaming, gambling cruise ships, and the state-wide lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in the Company's market areas. Average state-wide on-track handle per performance for the state of Florida fiscal years ended June 30, 2001 and June 30, 2000 was approximately $52,425 and $55,895, respectively. Aggregate live handle, state-wide, for the fiscal year ended June 30, 2001 decreased approximately $3.6 million or 5%. Aggregate live handle for the Company decreased from $64,867,341 in 2000 to $60,887,831 in 2001, a decrease of 6%. For comparison purposes only, the 2000 and 2001 ITW handle figures include SJA, and have omitted Ocala Jai-Alai figures since it was sold July 31, 2000. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future. Because the Company's jai-alai business is tied directly to many, if not all, of the factors which influence the jai-alai industry as a whole, a players strike or the enactment of unfavorable legislation could have an adverse impact on the Company's operations.

        Inter-track wagering has grown significantly since its initiation in the State of Florida in August 1990. The State-wide ITW handle for the State of Florida's fiscal year ended June 30, 1991 was approximately $109 million. The state-wide ITW handle for the State of Florida's fiscal years ended June 30, 2000 and 2001 increased from $781.1 million to $809.3 million, respectively. ITW handle at the Company's Frontons has also demonstrated strong growth in recent years. The Company's ITW handle increased from approximately $35.1 million for the year ended December 31, 2000, to approximately $37.3 million for the year ended December 31, 2001. For comparison purposes only, the 2000 and 2001 ITW handle figures include SJA, and have omitted the Ocala Jai-Alai figures since it was sold July 31, 2000.

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

Indian Gaming Venture

        Rincon, San Luiseno Band of Mission Indians ("Rincon Band").    In September, 1995, the Company entered into a Loan Agreement and related agreements with the Rincon Band which, at that time, operated the River Oaks Casino, located approximately 40 miles north of San Diego, California. During the period from September 11, 1995, through March 15, 1996, the Company made, pursuant to the Loan Agreement, working capital loans totaling $346,000 to the Rincon Band, which loans became due and payable when the voters of California passed Proposition 1A authorizing various forms of Class III gaming at the Rincon Band Reservation and at other Native American reservations in California. On July 26, 2000 the Company received a cash payment of $850,000 as a "break-up" payment in settlement of the Loan Agreement and all other issues between the Company and the Rincon Band.

Government Regulation

  General.

        Gaming ventures are regulated by federal and state laws and regulations applicable to the gaming industry generally and to the distribution of gaming equipment. The following description of the regulatory environment in which the Company operates is intended to be a summary and is not intended to be a complete recitation of all applicable law. Moreover, because the regulatory environment is dynamic and evolving, it is impossible to predict how certain provisions will ultimately be interpreted or how they may affect the Company.

Changes in such laws or regulations could have a material adverse impact on the Company's ability to finance, develop and operate.

        The Company may need to secure regulatory approvals from state and local authorities for each of its prospective gaming ventures from time to time. No assurance can be given that any of these approvals will be secured in a timely fashion, or at all.

  Florida Law and Regulation.

        Overview.    Pari-mutuel wagering in Florida must be conducted in compliance with the applicable Florida statutes and regulations of the DPMW. In the 1992 Special Session, the Florida Legislature enacted several new statutes governing pari-mutuel activities in the State of Florida and repealed many laws enacted before the 1992 Special Session regarding pari-mutuels in Florida. Certain provisions of the new pari-mutuel statute, which governs all pari-mutuel activities relating to horse racing, dog racing, and jai-alai, were amended in the 1994 Regular Session. The amendments from the 1994 Regular Session became effective July 1, 1994. In 1996, the legislature enacted statutes permitting interstate simulcasts and temporarily reduced the tax on jai-alai performances as discussed below. The new pari-mutuel statutes, as amended, are referred to herein as the "Pari-Mutuel Law."

        The Role of the DPMW.    The DPMW, in its administration of the Pari-Mutuel Law, is authorized to adopt reasonable rules for the control, supervision, and direction of all applicants, permittees, and licensees and for holding, conducting, and operating of all pari-mutuel activities in Florida. In addition to its taxation powers already described above, the DPMW's powers include, but are not limited to (1) testing occupational license holders officiating at or participating in any race or game at any pari-mutuel facility for a controlled substance or alcohol, and (2) excluding "certain persons" from any pari-mutuel facility in Florida, including but not limited to persons who have previously engaged in conduct that violates certain Florida laws or regulations. Certain forms of conduct are expressly prohibited at pari-mutuels and include but are not limited to, (1) conniving to prearrange the outcome of a game, (2) use of alcohol or a controlled substance by an official or participant in a jai-alai performance, and (3) bookmaking. Failure to comply with the requirements of the Pari-Mutuel Law can result in a fine imposed by the DPMW of up to $1,000 per offense, as well as a suspension or revocation of a pari-mutuel permit, pari-mutuel license, or an occupational license.

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

        Limit on Share Accumulations.    Florida law requires that before any person or Company is permitted to obtain a 5% or greater equity interest in a pari-mutuel operator and exercises control with respect to those shares, such person or company must receive the approval of the DPMW. Such person or company must submit to a background investigation equivalent to that required of permit-holders to determine that such person or company has the requisite qualifications for holding a permit. Consistent with Florida law, the Company cannot issue shares of Common Stock to a person or company who would thereby have obtained a 5% or greater equity interest, whether in a single transaction or series of integrated transactions, until the purchaser has received the approval of the DPMW.

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

        The DPMW also requires all totalizator operators, including the Company's vendor, Autotote Systems, Inc., to possess an annual totalizator license. Among the various requirements imposed by the DPMW, the totalizator operator is required to agree in writing to pay the DPMW an amount equal to any loss of state revenue from missed or canceled performances due to acts of the totalizator owner, operator, agents, or employees, and for any failure of the totalizator system, unless such acts are beyond the control of the above-listed persons. Every licensed totalizator operator must post a performance bond issued by a surety approved by the DPMW in the amount of $250,000 insuring the state against such revenue loss.

        Businesses, such as vendors and contractual concessionaires, must also obtain an occupational license from the DPMW. Minors may be employed by a pari-mutuel facility as long as their employment is not directly involved with alcoholic beverages or wagering.

        Daily License Fee.    During the 2000-2001 live jai-alai season, a Daily License Fee of $40 was assessed for each jai-alai game conducted at each of the Company's Frontons. The Daily License Fee regulations amendments provide, however, that should an amendment to the Florida Constitution be adopted that would permit casino gambling at pari-mutuels such as the Frontons, the fee would return to $80 per jai-alai game; no such amendment has been passed. Such fee is paid to the DPMW to defray regulatory costs.

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

1.
Tax on Handle: Effective July 1, 1994, the tax rate established by the State of Florida was amended to a rate of 5% on handle in excess of $30,000 per day where the live handle for such jai-alai fronton has been less than $15 million during the preceding state fiscal year. Effective July 1, 1996, for the two-year period ending June 30, 1998, the pari-mutuel tax rate was reduced from 5% to 4.25% at the Ft. Pierce Fronton and from 5% to 3.85% at the Miami Fronton. As a result of legislation enacted July 1, 2000, Miami Jai-Alai's tax rate on live handle decreased from 3.85% to 2%. However, the Pari-Mutuel Law also provides that, should casino gaming be conducted at a jai-alai fronton (i.e., assuming an amendment to the Florida Constitution is adopted), the tax rate will return to 7.1% as it was under the pre-amended statute. When a fronton has paid a total of admissions tax, daily license fee and tax on handle for live performances in excess of the tax revenues from wagering on live jai-alai performances paid by the fronton in fiscal year 1991-1992, the tax on Handle for live jai-alai wagering drops to 2.55% with no exception.

  Jai-Alai Tax Legislation. Major tax legislation which limits the amount of state handle and admission taxes went into effect July 1, 1998. The new law, (Section 2, Subsection (1b) of section 550.09511, Florida Statutes) states, in part, that Any jai-alai permit holder that incurred state taxes on handle and admissions in an amount that exceeds its operating earnings in a fiscal year that ends during or after the 1997-1998 state fiscal year, is entitled to credit the excess amount of the taxes against state pari-mutuel taxes due and payable after June 30, 1998, during its next ensuing meets.

  In 1997, Miami Jai-Alai (Miami) and Tampa Jai-Alai incurred and had available 1998 pari-mutuel tax credits of $1,606,051 and $935,521, respectively. During 1998, Miami utilized tax credits of $509,714 over two eligible months of operation. Tampa Jai-Alai which discontinued live operations following its July 4, | 1998 performances, utilized pari-mutuel tax credits of $13,940.

  Miami was entitled to carry over the unused 1998 credits to 1999 and had an additional credit of $1,330,864 available for recovery, representing the full amount of taxes incurred in 1998. Miami's tax credits carried forward into 1999 were $2,427,201. Miami had a loss from operations totaling $(646,894) for 1999 and had unused credits totaling $2,502,200 at December 31, 1999. Miami's loss from operations totaled $301,012 at December 31, 2000, accordingly, its unused credits totaled $2,577,201. For the year 2001, Miami had an operating loss of $495,160, accordingly its unused credits totaled $2,652,201.

2.
Breaks Tax: Jai-alai permit-holders must pay a tax equal to the "breaks." The "breaks" are that portion of each pari-mutuel pool, computed by rounding down to the nearest multiple of $.10, which is not re-distributed to the contributors or withheld by the permit-holder as takeout (commission). Breaks tax amounts may be retained, however, by the jai-alai permit-holder for special prize awards.

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

Summer Jai-Alai Partnership

        As part of the purchase of the assets of World Jai-Alai (WJA), in January, 1997, Florida Gaming Centers, Inc. (Centers) acquired a 21% interest in the Summer Jai-Alai (SJA) partnership. One of the purposes of the partnership was to operate a summer jai-alai season at the Miami Jai-Alai facility. In order to provide a smooth transition between the two permits Centers entered into an agreement with the other SJA partners (Hollywood Greyhoud, Flagler Greyhound and Biscayne Kennel Club, or their successors). The agreement contains the following provisions:

  •
  Centers maintained the right to operate Summer Jai-Alai during the authorized date during state fiscal year 2001-2002, at its own risk for its own benefit;

  •
  Centers agreed to hold the SJA harmless for any and all losses or liabilities that may be incurred;

  •
  Centers shall have the option to conduct such operating dates under the Summer Jai-Alai partnership license and permit, or as Centers may elect the Miami Jai-Alai permit.

Real Estate Development

        In November, 1997, the Company entered into a new business—residential real estate development described below. The following paragraphs outline the background and the Company's approach going forward as to management and use of the assets acquired. On November 26, 1997, the Company acquired substantially all of the assets of Interstate Capital Corporation ("Interstate"), a wholly-owned subsidiary of Freedom Financial Corporation ("Freedom"). The assets consisted of improved and partially-improved commercial properties and a residential real estate development called Tara Club Estates (collectively, the "Properties"), all of which are situated in Loganville, Walton County, Georgia. As consideration for the purchase, the Company paid Interstate $6,373,265 as follows: (i) the Company issued to Interstate 2,084 shares of Series F 8% Convertible Preferred Stock (the "Series F Preferred Stock") at a stated value of $1,000 per share (convertible into the Company's common stock ("Common Stock") on the basis of 296.6689 shares of the Company's Common Stock for each $1,000 of stated value of the Series F Preferred Stock), (ii) the Company assumed $1,081,102 of first mortgage promissory notes to lenders secured by a portion of the properties purchased, and (iii) the Company canceled $3,208,163 owed by Freedom to the Company.

        These Properties consisted of over 100 fully-developed, and 163 partially-developed, single-family residential home sites, a swim and tennis club facility, and 23 acres of partially-developed commercial property. As of December 31, 2001, approximately one-hundred and fifteen (115) home sites had been sold. The residential sites are presently selling at an average in excess of $48,000 per site. Prior to the acquisition of the Properties by the Company, thirty-nine homes, having a combined market value of approximately $10,000,000 had been constructed and sold by Freedom at an average price of $250,000 each.    The Properties are located on the east side of Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits. Located in western Walton County, Georgia, the Properties are approximately three miles east of the Gwinnett County/Walton line. Gwinnett County is inside the fifteen county region which makes up Metropolitan Atlanta. The population of the Atlanta area is now over four million residents and is continuing to increase. Gwinnett County is located in the Northeast section of Metropolitan Atlanta, and is one of the fastest growing counties in the United States. It has doubled its population in the last ten years, and now has more than 350,000 residents. For the calendar year of 1999, Walton County Georgia was the fifth fastest growing county in the state of Georgia.

        In June, 2001 the Company completed a bulk sale of 37 completed lots and a 26 acre parcel of the undeveloped residential property for a total of $1,392,200. The cost of the sale on the properties was $1,461,143 resulting in a loss on the sale of $68,943. The Company used $375,000 of the sales proceeds to reduce the real estate development loan from $775,000 to $400,000.

        In April 1999, in order to stimulate lot sales and the construction of new homes in Tara Club Estates, W. Bennett Collett, the Company's Chairman, formed a joint venture called Tara Construction Co. (the "Joint Venture") with a builder. The Joint Venture borrowed $1,200,000 from two commercial banks to finance the purchase of lots and the construction of homes on the lots. The Company sold nine (9) lots to the Joint Venture for an aggregate of $431,000 cash and the Joint Venture pledged the lots to secure the bank loans. The sale of the lots to the Joint Venture resulted in a $212,445 profit to the Company. The Joint Venture in June of 1999, commenced construction of homes on eight (8) of the lots and subsequently (through March 2002) sold six (6) of the lots and houses for an aggregate of $1,703,400. The Joint Venture paid $38,294, which was the Chairman's share of the profits, to the Company. The Company advanced $112,100 to the Joint Venture in 1999 and $451,039 to the Joint Venture in 2000, for an aggregate of $563,139, to help finance the construction of houses on six (6) of the lots. In 2001, the Joint Venture transferred to the Company the six (6) lots and houses subject to the mortgages thereon totaling approximately $954,000. It is anticipated that the aggregate sales prices of the six lots and five houses will be more than sufficient to pay the mortgages, the Company's $563,139 loan to the Joint Venture and the estimated $20,000 cost of completing construction of the houses. Mr. Collett has agreed to personally indemnify the Company for the loss, if any, resulting from the transaction. As stated above, the Company has already made an aggregate profit on the above-described transaction of $250,739 ($212,445 in 1999 and $38,294 in 2000).

        The Company also announced that in the future it intends to wholesale to developers and builders the balance of the real estate held by its wholly-owned subsidiary, Tara Club Estates, Inc., Loganville, GA. In the past, the Company has acted as the developer and sold residential lots on a retail basis directly to builders and individuals.

Tampa Jai-Alai Permit

        On September 8, 1998, the Company sold the Tampa Jai-Alai facility to a real estate development company unaffiliated with the Company. The sale did not include the Company's Tampa gaming permit which is still owned by the Company, and remains available for possible use at a different Hillsborough County, Florida facility.

Sale of Excess Property in Miami

        On February 17, 1999, the Company sold excess property, consisting of approximately 13 acres, located near the Miami Jai-Alai facility in Miami, FL for $3,668,000. The sale was pursuant to an agreement between the Company and Adrian Industrial Properties, LTD, a Miami based developer not affiliated with the Company. The Company's direct costs associated with the sale were about $450,000. The Company paid the Bank of Oklahoma $1,500,000 of the proceeds from the sale of the property on the first mortgage. The Company incurred other costs of $899,199 related to carrying the property and lease-back obligations. These costs were expensed over the period which the Company owned the property.

        The Company leased back from the purchaser approximately two (2) acres of the property for overflow parking. The lease, including options, is for a term of five (5) years at a rental of $5,508 per month.

Sale of Ocala Jai-Alai

        On July 31, 2000, the Company sold the Ocala Jai-Alai for $2,500,000. The sale was pursuant to an agreement dated April 12, 2000, between the Company and Lake Fron, Inc. ("Buyer") not affiliated with the Company. The Company received $2,250,000 in cash plus a note for $250,000 payable in five annual installments of $50,000 each plus interest at 8% per annum. The property consisted of the Ocala Jai-Alai facility (approx. 63,000 square feet), and approximately 48 acres of land on State Road #318 near Ocala, Florida, Marion County. The sales price was determined by arm lengths negotiations with the Buyer.

        The Company's direct costs associated with the closing of the transaction totaled $911,014, including $750,000 to the Bank of Oklahoma for the release on the first mortgage obligation, $118,127 for payment of the 1999 Real Estate Taxes and a $27,594 payment of prorated taxes for the year 2000. Other costs related to carrying the property were expensed in the Company's financial statements over the period in which the Company owned the property. The Company dismissed the suit against Ocala Breeders Sales Company as part of the above-described sales agreement.

        On August 16, 2001 the Company agreed to discount the note by $16,000 and received from the Buyer $184,000 in cash, and canceled the remaining $200,000 balance due on the note.

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

        Potential Dilution and Market Impact From Outstanding Capital Stock and Options. As of April 1, 2002, the Company had 6,189,395 shares of Common Stock issued and outstanding. In addition, as of that date, 2,165,000 shares of Common Stock were issuable upon the exercise of outstanding options and warrants, and additional shares of Common Stock were issuable upon the conversion of outstanding shares of Series A, Series B, Series E, and Series F preferred stock at a conversion price based on the market price of the Common Stock. The voting power of each holder of Common Stock would be diluted by the issuance of additional shares of Common Stock. Moreover, the prevailing market price for the Common Stock may be materially and adversely affected by the addition of a substantial number of shares of Common Stock into the market.

        Of the approximately 6,189,395 shares of Common Stock issued and outstanding as of April 1, 2002, Persons who may be deemed "affiliates" (as that term is defined under the Securities Act) of the Company or who acquired the shares in a transaction exempt from registration under the Securities Act since March 25, 1995, hold approximately 2,972,612 shares ("Restricted Shares") of the approximately 6,189,395 shares of Common Stock issued and outstanding as of April 1, 2002, which 2,972,612 may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. For additional information with respect to the Restricted Shares, see "ITEM 5. Market for Common Equity and Related Stockholder Matters."

        Potentially Volatile Stock Price.    The price of the Common Stock on the NASDAQ SmallCap Market in the past two years has shown significant volatility. During 2001 the sale price of the Common Stock ranged between $.55 and $1.41 and during 2000 the price of Common Stock ranged from $.56 and $2.00.    Factors such as the Company's operating results or other announcements by the Company or its competitors may have a significant impact on the market price of the Company's securities.    On August 21, 1998, the Company's common stock was de-listed from the Nasdaq Small-Cap Market and the stock is now traded on the Over-the-Counter—Bulletin Board under the trading symbol "BETS".

        Risks Associated with Acquisitions.    There may be liabilities which the Company fails or is unable to discover in the course of performing due diligence investigations on any company or business it seeks to acquire or has acquired, including liabilities arising from non-compliance with certain federal, state or local laws by prior owners, and for which the Company, as a successor owner, may be responsible. The Company will seek to minimize its exposure to such liabilities by obtaining indemnification from former owners, which may be supported by deferring payment of a portion of the purchase price. However, there is no assurance that such indemnification's, even if obtainable, enforceable and collectible (as to which there also is no assurance), will be sufficient in amount, scope or duration to fully offset the possible liabilities arising from the acquisitions. The success of the Company in the gaming industry is dependent on a number of factors including, but not limited to, economic conditions, competitive environment, adequate capital, accurate site selection, construction schedules, and an ample supply of trained personnel. There can be no assurance that the Company will be successful in the pari-mutuel fronton and gaming industry or in any related industries which it enters.

        Management of Growth and Restructuring.    Since the change in management of the Company in March 1993, the Company has substantially expanded its operations. In

1996, the Company acquired three jai-alai facilities and in 1997 the Company acquired a real estate development near Atlanta, Georgia. For most of 1998 the Company's working capital position was negatively impacted. The Company has completed a major part of its strategic plan to improve its' working capital and achieve profitability. During 1998, and early 1999, the Company completed the sale of the Tampa facility and sold property located near the Miami Fronton not needed in its day-to-day operations, for an aggregate cash consideration for both properties of $12,455,000. These real estate sales reduced the Company's over-all debt level, thereby reducing interest expense and other operating expenses. The Tampa facility—- which was the only facility out of four which was losing money at the operating level, was also closed and sold. To further increase cash flow, the Ocala Jai-Alai was sold July 31, 2000 for $2,500,000.

        Refinancing.    On October 31, 2001, the Company obtained a loan from CIB Bank, Frankfort, IL for $4,600,000. The Company incurred loan acquisition and closing costs totaling $551,000. These costs consisted of legal fees, bank points and misc. fees. The loan was used to pay off approximately $2,000,000 of unsecured debt and $2,600,000 of secured debt and other unsecured obligations. This refinancing resulted in an interest savings of about $600,000 per year and an increase in cash flow of about $1,000,000 per year.

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

        Control of the Company.    As of April 1, 2002, W. Bennett Collett, Chairman and Chief Executive Officer of the Company, beneficially owned or controlled directly and by proxy an aggregate of 3,024,984 shares (41%) of the Company's issued and outstanding shares of Common Stock (including 2,064,984 shares (31.8%) beneficially owned by Freedom, with respect to which Mr. Collett disclaims beneficial ownership). Mr. Collett, as CEO of the Company, pursuant to the terms of a Consent Order entered into between the Florida Department of Business and Professional Regulation, Florida Gaming Centers, Inc. and the Bank of Oklahoma, is also vested with the continuing voting rights for 703,297 shares (11.4%) of the Company's issued and outstanding shares of common stock. Mr. Collett is and will be able to exert considerable influence over the election of the Company's directors and the outcome of corporate actions requiring stockholder approval.

        Absence of Dividends on Common Stock.    The Company has not paid any dividends on its Common Stock in the past and does not anticipate paying dividends on its Common Stock in the foreseeable future. In the event that the Company is not contractually prohibited from paying dividends, the holders of Common Stock would be entitled to receive dividends only when and as declared by the Board of Directors of the Company, subject to the prior rights and preferences, if any, of holders of preferred stock.

        Antitakeover Effects of Certain Instruments, Agreements of the Company, and Laws. The Company's certificate of incorporation and bylaws, certain contracts to which the Company is a party, the Delaware General Corporation Law and Florida gaming laws contain provisions that could delay or prevent a transaction that results in a change of control of the Company or could discourage a tender offer or other plan to restructure the Company favored by a significant portion of the Company's stockholders. For example, the Florida laws require that before any person or entity can legally acquire a 5% or greater equity interest in the Company, such person or entity must receive prior approval of the State of Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering.

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

ITEM 2. Description of Property.

        Set forth below is a brief description of the Frontons:

Location	Number Of Acres	Size of Building Sq.Ft.	Number of Gaming Seats
Ft. Pierce	35.00	80,000	2,150
Miami	8.99	165,000	4,389

Totals	43.99	245,000	6,539

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

Donovan

        On December 31, 1996, Florida Gaming Centers, Inc. ("Centers"), a wholly-owned subsidiary of the Company, entered into a Consulting and Noncompetition Agreement with Richard P. Donovan, (the "Donovan Contract") a copy of which was filed as Exhibit 10.2 to the Company's Report on Form 8-K dated as of December 31, 1996 and is incorporated herein by reference. The Donovan Contract required Centers to pay Donovan $20,000 per month for sixty months, to pay Donovan's life insurance premiums of $14,000 per year for five years, and to grant Donovan a five year option to purchase 50,000 shares of the Company's common stock at a price equal to the market value of the shares on December 31, 1996.

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

Suit Settled

        The suit was dismissed in December, 1998 pursuant to the stipulation of the parties following the entry into an Amendment to the Donovan Contract dated November 24, 1998, which provided for Centers to pay Donovan (i) $84,000 for past due consulting fees, (ii) $10,000 per month for ninety-six months commencing January 1, 1999, and (iii) $14,000 past due life insurance premiums and $14,000 life insurance premiums for seven years commencing in 1999. The Amendment also provided Centers with an option exercisable at any time to purchase the balance of the Donovan Contract for 50% of the balance owed on the amended contract, and provided that Donovan shall be entitled to a consent judgment against the Centers for the balance due on his amended contract in the event the Company is in default for a period of 90 consecutive days. During late 2001 and early 2002, the Company and Donovan negotiated new agreements. The 2001 Donovan agreement continued his consulting and non-competition agreement for payments of $25,000 in December 2001, $216,000 on January 14, 2002 and $1,000 per month for 60 months through December 2007. The payments due in December and January have been made.

Wheeler and Wheeler-Phoenix, Inc.

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

Suit Settled

        The suit was dismissed in December 1998 following Centers payment of $80,000 on the Wheeler-Phoenix note and pursuant to the stipulation of the parties following the entry into an Amendment to the Wheeler Contract dated November 24, 1998 which provided for Centers to pay Wheeler (i) $75,000 in past due consulting fees, (ii) $6,000 per month for sixty months commencing January 1999, and (iii) $4,050 per month for sixty months commencing January 2004. The Amendment also provided Centers with an option exercisable at any time to purchase the balance of the Wheeler Contract for 50% of the balance owed on the amended contract, and provided that Wheeler shall be entitled to a consent judgment against the Company for the balance due on his amended contract in the event the Company is in default for a period of 90 consecutive days. In February, 2002 the Company and Wheeler reached an Agreement to terminate the 2001 Agreement in exchange for a lum-sum settlement of $154,800, to be paid by March 7, 2002. However, the payment of $154,800 was not made, pending settlement of a disagreement concerning the correct amount of profits (if any) claimed by WJA on the sale of certain assets by the Company. The Company and WJA are continuing negotiations.

Orez, Ltd.

        Orez, Ltd. filed suit in 1999 seeking among other things, the issuance of 122,579 shares of Company Common Stock.

Suit Settled

        On October 5, 2000, the Company settled Orez's claim by issuance of the 122,579 shares sought by Orez, and the payment of $50,000 to Orez to partially defray legal costs of litigation.

Legong Investments, NV

        Legong Investments, NV ("Legong") had initiated an arbitration proceeding during the year 2000 to determine the correct number of shares of the Company's common stock that it was to receive upon conversion of the 1950 shares of Series "E" and 50 shares of Series "B" Preferred Stock Legong then owned by Legong.

Suit Settled

        The Company has completed the repurchase of 50 outstanding shares of Series "B" Preferred Stock and the 1,950 outstanding shares of Series "E" Preferred Stock. The Series "B" Preferred Stock was purchased from GPS Funds, Ltd. and the Series "E" Preferred Stock was purchased from Legong Investments, NV.

        The aggregate purchase price (including cumulative dividends) was $2,923,000, consisting of $1,298,000 in cash plus a secured note for $1,625,000 bearing interest at 15% per annum maturing on February 28, 2002. The note is secured by real estate located adjacent to the Ft. Pierce Jai-Alai facility. As additional collateral, up to $812,500 of the note is personally guaranteed by the Company's Chairman and C.E.O., W. Bennett Collett. The note may be prepaid at any time without penalty and is convertible at any time into Florida Gaming common stock at a conversion rate of $2.00 per common share. On October 31, 2001 Legong was paid $1,162,360 for settlement in full of the litigation.

State of Florida

        In response to a letter from the Division of Pari-Mutuel Wagering of the State of Florida, the Company filed suit against the Division/State of Florida on October 6, 2000, concerning the Division's interpretation of the use of tax credits as payment in order to trigger a reduced tax rate on an Intertrack broadcast. In response to the Company's action, the Division/State of Florida filed a motion to dismiss and requested that Florida Gaming Corporation post bond. The court did not grant the motion to dismiss and did not require Florida Gaming Corporation to post bond as requested by the Division/State of Florida. The Company believes it will prevail should any further litigation be required to address this issue.

Wheeler-Phoenix and WJA Realty Limited Partnership

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

Other Suits

        The Company is a defendant in certain other suits which are deemed to be routine litigation in the ordinary course of business. The Company believes that the ultimate resolution of the suits will not have a material adverse impact on the Company's financial position or its results of operations.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

        The Common Stock was traded on the NASDAQ SmallCap Market under the trading symbol "BETS" until August 21, 1998, at which time it was delisted. The Common Stock traded on the pink sheets from August 22, 1998 until July 28, 1999. On July 29, 1999 the Common Stock began trading on the Over the Counter—Bulletin Board under the trading symbol "BETS".

        The bid prices reflect inter dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The table shows the high and low bid prices for the years 2000 and 2001.

2001	High	Low
For the Quarter Ended:
March 31	1.2900	.6875
June 30.7800		.6875
September 30.7300		.5500
December 31	1.05	.5500

*************************

2000	High	Low
For the Quarter Ended:
March 31	1.625	.9375
June 30	1.75	.625
September 30.75		.5625
December 31.91		.6875

        As of April 1, 2002, the Company had approximately 5,498 holders of record of its Common Stock.

        Persons who may be deemed "affiliates" of the Company or who acquired the shares in a transaction exempt from registration under the U. S. Securities and Exchange Act ("the "Securities Act") hold approximately 2,972,612 shares ("Restricted Shares") of the 6,189,395 shares of Common Stock outstanding as of April 1, 2002, which may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. Of these Restricted Shares, 703,297 shares of Common Stock have been held by the owner for over one year and are thus available for sale in the public market subject to the volume and other limitations of Rule 144, and the sale may be subject to approval by the State of Florida. Freedom, the holder of 2,064,984 Restricted Shares, has demand registration rights for its shares. Freedom has pledged a total of 1,650,000 Shares of Common Stock to secure loans to Freedom, including the pledge of 1,400,000 shares to one bank, 200,000 shares to another bank, and the pledge of 50,000 shares to a director of the Company. The Company has registered a total of 1,029,480 shares of Common Stock for resale by and for the account of any bona fide pledgee of the Common Stock owned by Freedom. The Restricted Shares (2,064,984 shares) have been held by Freedom for over one year and are thus available for sale in the public market, subject to the volume and other limitations of Rule 144.

        In general, under Rule 144 a person (or person whose shares are aggregated) who has beneficially owned Restricted Shares for at least one year, including a person who may be deemed an affiliate of the Company, is entitled to sell within any three-month period up to that number of shares of Common Stock that does not exceed the greater of 1% of the then-outstanding shares (approximately 61,894 shares) of Common Stock of the Company or up to the number of shares equal to the average weekly trading volume of the Common Stock on the Over-the-Counter Market during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain restrictions relating to manner of sale, notice, and the availability of current public information about the Company. A person who has not been an affiliate of the Company at any time during the 90 days preceding a sale and who has beneficially owned shares for at least two years could be entitled to sell such shares without regard to the volume limitations, manner of sale provisions and other requirements of Rule 144.

        The Company has issued a total of 1,965,000 stock options to purchase common stock of the Company to current or former directors and officers and to certain key employees. These option shares have not been registered by the Company for sale in the public market.

        The Company has four issues of Convertible Preferred Stock outstanding as of December 31, 2001. A complete description and summary of the Convertible Preferred Stock is set forth in "ITEM 7. Financial Statements—Note B.

        Sales of a substantial number of shares of Common Stock, including following conversion of shares of the Company's preferred stock or pursuant to Rule 144, or a registered offering, could adversely affect the market price of the Common Stock, increase significantly the number of shares of Common Stock issuable upon the conversion of the Company's preferred stock, the conversion rates which are related to the prevailing market price, may make it more difficult for the Company to sell equity securities in the future at a time and price that it deems appropriate.

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

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

General

        The Company currently owns and operates two jai-alai and inter-track pari-mutuel wagering (ITW) facilities located in South and Central Florida. The Company's business consists primarily of its gaming operations at the Frontons, which include, live jai-alai games, ITW for thoroughbred racing, harness racing, and dog racing and jai-alai. The Company also conducts poker and dominoes at the Miami facility. The Company sells food and alcoholic beverages at all locations.    The Company also owns and operates a residential real estate development acquired in late 1997 in Loganville (near Atlanta) Georgia.

Results of Operations

Fiscal Year 2001 Compared with Fiscal Year 2000

        During the twelve months ended December 31, 2001, the Company's operations reflect twelve months operation of live jai-alai performances at the Miami facility. The Ft. Pierce Fronton conducted live jai-alai performances January through April, 2001. A year-round schedule of Inter-Track Wagering ("ITW") was also conducted at the Ft. Pierce facility. The Miami location offers limited ITW product due to blackouts imposed as a result of its close proximity to other South Florida pari-mutuels. The Miami facility, simulcasts its live jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, and most of Central America. The Miami fronton also operates six months of each year under the Summer Jai-Alai Partnership Agreement (SJA). (See ITEM 1. Description of Business.)

COMPARISON DEFINITION

        The following analysis of handle, revenues, attendance, operating expenses and general & administrative expenses in this part of the report compares figures for the twelve months ended December 31, 2001 to figures for the twelve months ended December 31, 2000, for the real estate division and the Miami and Ft. Pierce pari-mutuel facilities. The Ocala facility was sold on July 31, 2000. For more comparable figures, Ocala's handle, revenue, attendance, operating and general and administrative expenses have been excluded from the year 2000. As a result of an amended agreement with the Summer Jai-Alai partners, Summer Jai-Alai (SJA) was operated 100% by the Company for the years 2000 and 2001. For comparison purposes, Handle, Revenues, Attendance, Operating Expenses, and General & Administrative Expenses include SJA figures for 2000 and 2001 since SJA was operated 100% by the Company. Accordingly, the numbers in this analysis may differ from the accompanying financial statements.

Handle Analysis

        Total Handle (amount of money wagered) for the twelve months ended December 31, 2001 was $98,210,142 of which $32,547,693 was wagered on live jai-alai, $28,340,138 was wagered on the Miami jai-alai signal as a host signal as a host site via inter-track simulcasting, and $37,322,311 was wagered on inter-track guest signals carried at the Company's two frontons.

        Total Handle for the twelve months ended December 31,2000 was $99,985,219 of which $35,040,561 was wagered on live jai-alai, $29,826,780 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting, and $35,117,878 was wagered on inter-track guest signals carried at the Company's two frontons.

Handle Increases and Decreases

        Total handle for the twelve months ended December 31, 2001 was $98,210,142 compared to December 31, 2000 which was $99,985,219. This figure represents a net decrease for the same period in 2001 of $1,775,077 (2%). This net decrease is explained follows:

        Live handle decreased from $64,867,341 in 2000 to $60,887,831 for the same period in 2001,—decrease of $3,979,510 (6%).

        ITW handle increased from $35,117,878 in 2000 to $37,322,311 for the same period in 2001,—an increase of $2,204,433 (6%).

Pari-Mutuel Revenues

        Pari-mutuel revenues for the year ended December 31, 2001 were $13,416,245 compared to pari-mutuel revenues of $13,725,866 for the same period in 2000, a decrease of $309,621 or 2%. Revenues for the twelve months ended December 31, 2001, consisted of $9,929,542 from live and simulcast jai-alai wagering and $3,486,703 from inter-track guest commissions.

        Pari-mutuel revenues for the year ended December 31, 2000 were $13,725,866 consisting of $10,249,075 from live and simulcast jai-alai wagering and $3,476,791 from inter-track guest commissions.

        Card room revenue for the Miami Crystal Card Room for the twelve months ended December 31, 2001 was $361,921 compared to Miami Crystal Card Room revenues of $423,409 for the same period in 2000.

        Admissions income, net of state taxes, for the year ended December 31, 2001, was $212,511, net of state taxes, compared to $208,773 for the year ended December 31, 2000. Program revenue for the year ended December 31, 2001, was $266,562, compared to $272,665 for the year ended December 31, 2000.

        Attendance for live jai-alai performances and ITW performances was approximately 582,285 for the year ended December 31, 2001 compared to 617,357 for the year ended December 31, 2000 a decrease of 35,072.

        Food and beverage income increased $62,382 to $1,219,307 for the year ended December 31, 2001 compared to $1,156,925 for the year ended December 31, 2000.

Operating Expenses

        The Company's operating expenses for the year ended December 31, 2001 decreased $25,001 to $14,172,918 in 2001 from $14,197,919 in 2000.

        Operating payrolls and related costs totaled $2,742,640 and $2,709,050 respectively, for the years ended December 31, 2001 and 2000. This figure excludes player payroll costs, bar restaurant, and concession payroll costs. The $2,742,640 consisted of $1,010,421 in mutuels payroll, $756,064 in maintenance/janitorial payroll, $658,257 in security payroll, $247,874 in office payroll, and $70,024 in admissions payroll. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the year ended December 31, 2001, totaled $3,764,279 compared to $3,620,778 for the same period in 2000.

        Insurance expense increased to $519,746 in 2001, compared to $512,357 in 2000. Employee benefits increased to $769,902 in 2001 compared to $676,382 in 2000. Employee benefits are mainly health insurance and self insurance costs associated with player personnel. Payroll taxes decreased from $777,094 in 2000 to $739,896 in 2001.

        Repairs and Maintenance expenses for the twelve months ended December 31, 2001, totaled $422,635 compared to $357,833 for the same period in 2000—an increase of $64,802 or 18%.

        Rental and service costs for totalizator wagering equipment also represent a significant portion of operating expenses. These expenses totaled $981,602 for the year ended 2001, compared to $1,059,384 for the year ended December 31, 2000—a decrease of $77,782 or 7%.

        Programs expense totaled $188,560 for the year ended December 31, 2001 compared to $198,969 for the year ended December 31, 2000.

        Card Room payroll costs totaled $212,195 and other card room operating costs totaled $81,078 for the twelve months ended December 31, 2001. Card room payroll costs totaled $200,928 and other card room costs were $97,512 for the same period in 2000.

        Depreciation and amortization expense for the twelve month period ended December 31, 2001 was $530,875 compared to $646,498, for the same period in 2000.

        Utilities expense totaled $565,752 for the year ended December 31, 2001 compared to $532,902 for the year ended December 31, 2000.

General and Administrative Expenses

        The Company's general and administrative expenses decreased $106,214 (3%) to $3,296,813 for the twelve months ended December 31, 2001, compared to $3,403,027 for the twelve-months ended December 31, 2000.

        Comparisons of significant categories of general and administrative expense for 2001 versus 2000 are as follows: Executive payroll and director fees were $486,381 in 2001, compared to $455,615 in 2000. Professional fees were $386,146 in 2001 compared to $524,549 in 2000. Professional fees decreased $138,403 largely due to a decrease in litigation costs. Consulting fees increased $26,000 to $698,000 in 2001, compared to $672,000 in 2000. Travel and entertainment expense in 2000 totaled $263,153 compared to $214,752 in 2001. Telephone and other data line charges decreased $14,834 to $164,675 in 2001 compared to $179,509 in 2000. Property and other taxes decreased $22,131 to $471,398 in 2001 from $493,530 in 2000. This decrease was due to the sale of the Ocala Property.

        Interest expense totaled $875,460 in 2001 compared to $814,670 in 2000. The interest expense increased $60,790 as a result of the new mortgage interest payments being paid.

Other Income and Expense

        Other income for the year ended December 31, 2001, was $742,020 compared to $3,746,883 for the same period in 2000. Included in the year 2000 Other Income was the sale of Ocala Jai-Alai for $2,500,000, and on July 26, 2000 the Company received a cash payment of $850,000 as a "break-up" payment in settlement of the Loan Agreement and all other issues between the Company and the Rincon Band.

Liquidity and Capital Resources

        The Company had cash and cash equivalents of $1,477,519 at December 31, 2001. The Company had an increase in working capital of approximately $2,003,572 during the year ended December 31, 2001. The increase in working capital is largely due to paying off current liabilities with the new financing. (See Note I)

        Net cash provided by the Company's operations totaled $107,633 for the year ended December 31, 2001.

        Net cash provided by investing totaled $26,559.

        During 2001, net cash provided by financing activities totaled $619,584.

        On July 31, 2000, the company sold the Ocala Jai-Alai for $2,500,000.    The Company received $2,250,000 in cash plus a note for $250,000 payable in five annual installments of $50,000 each plus interest at 8% per annum. On August 16, 2001 the Company agreed to discount the remaining balance of $200,000 note by $16,000 and received $184,000 in cash from the Buyer. (See Note J)

        The Company's cash flow is currently adequate to meet its' debts and other obligations as they come due.

        The Company received an unqualified opinion from its public accounting firm on its financial statements for the years ended December 31, 2001 and December 31, 2000.

ITEM 7. Financial Statements

  List of Financial Statements Filed.

        See accompanying Financial Statements:

          Balance Sheets as of December 31, 2001 and 2000.

          Statements of Income for the years ended December 31, 2001 and 2000.

          Statement of Changes in Stockholders' Equity for the two years ended December 31, 2001 and 2000.

          Statements of Cash Flows for the years ended December 31, 2001 and 2000.

          Notes to Financial Statements.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

        The following table sets forth certain information concerning the Company's executive officers and directors:

Name	Age	Position with the Company	Director or Executive Officer Since
W. Bennett Collett	69	Chief Executive Officer, Director and Chairman	1993
Robert L. Hurd	62	President and Director	1993
W, Bennett Collett, Jr.	46	Executive V.P., Secretary And Director	1993
Timothy L. Hensley	46	Director	1997
George Galloway, Jr.	67	Director	1994
Roland M. Howell	86	Director	1995
William Haddon	71	Director	2001

        W. Bennett Collett has served as Chairman of the Board, Chief Executive Officer and a director of Freedom Financial Corporation ("Freedom") since its formation in 1985. Freedom was a bank holding company until January, 1988 when it sold its banking subsidiaries. Mr. Collett has served as Chairman and director of Freedom Holding, Inc. ("Holding") since its formation in December 1992. Holding's sole business currently is to hold shares of Freedom. Mr. Collett has been involved in the management of banking and financial service companies for over 23 years, having been a principal officer, and director of ten commercial banks. For 14 years Mr. Collett was a principal shareholder and chief executive officer of various banks and finance companies in Alabama, Arkansas, Georgia, Indiana and Missouri ranging in asset size from $1,000,000 to $250,000,000.

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

        W. Bennett Collett Jr.    served as President of Freedom from 1988 to 1989. Since August 1989, Mr. Collett has served as Executive Vice President of Freedom. He has been a director of Freedom since its formation in 1985 and a director of Holding since April,

1998. He presently serves as Secretary and Treasurer of Holding. Mr. Collett is responsible for directing the Company's gaming operations (live jai-alai performances and inter track wagering). Mr. Collett was appointed to the Company's Board of Directors on August 9, 1994. W. Bennett Collett Jr. is the son of W. Bennett Collett.

        Timothy L. Hensley served Freedom from 1988 to June 1998, in various capacities, including Executive Vice President, Treasurer and Director. Mr. Hensley was appointed to the Company's Board of Directors in February, 1997. Mr. Hensley served as Executive Vice President, Treasurer and Chief Financial Officer of the Company from 1993 until he resigned in June, 1998 to accept a position as Chief Financial Officer of Park Trust Development, a Tennessee residential and commercial real estate development company. In January 2002, Mr. Hensley accepted a position as Chief Financial Officer at Ole South Properties, Inc. in Tennessee.

        George W. Galloway, Jr., M.D. a physician since 1958, served as the medical director of the emergency room at Kennestone Hospital in Marietta, Georgia from 1983 until his retirement in March 1999.

        Roland M. Howell was a principal in several hotels in South Florida and was active in various positions in hotel management for over thirty years. He owned and operated hotels in Florida for approximately twenty years before his retirement in 1969. He is currently a private investor with interests primarily in municipal bonds, stocks, and real estate.

        William Haddon    an attorney and certified public accountant, has been engaged In the private practice of law in Atlanta, Georgia since 1962.

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

        To the Company's knowledge, based solely on a review of the copies of such reports and certain representations furnished to the Company, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. Executive Compensation

Cash Compensation.

        The following table sets forth all cash compensation paid by the Company for the fiscal years ended December 31, 2001, 2000, and 1999 to W. Bennett Collett, W. Bennett Collett, Jr. (W. B. Collett, Jr.), Robert L. Hurd, and Daniel Licciardi. W. Bennett Collett received no cash compensation from the Company from the time he began service as an executive officer on March 31, 1993 through December 31, 1995.

Summary Compensation Table

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary		Options/ SARS	All Other Compensation
W. Bennett Collett Chairman of the Board and Chief Executive Officer	2001 2000 1999	$ $ $	* * *	500,000 -0- 460,000	$-0- 50,000 -0-
Robert L. Hurd President and Director	2001 2000 1999	$ $ $	** ** **	50,000 -0- 85,000	-0- -0- -0-
W. B. Collett, Jr. Executive Vice President and Director	2001 2000 1999	$ $ $	168,000 168,000 189,000	150,000 -0- 210,000	-0- -0- -0-
Daniel Licciardi Executive Vice President—Pari- Mutuels Manager	2001 2000 1999	$ $ $	108,000 100,000 114,667	35,000 -0- 45,000	-0- -0- -0-

*
In September, 1997, the Company discontinued the salary payments to Mr. Collett and began paying $30,000 per month to Freedom Financial Corporation in lieu of paying a salary to Mr. Collett. The payments to Freedom Financial Corporation totaled $360,000 in each year from 1998 to 2001. Mr. Collett is Chairman of the Board and Chief Executive Officer of Freedom Financial Corporation. There is no written employment or consulting agreement between the Company and Freedom Financial Corporation. In the year 2000, the Board of Directors authorized a performance bonus to Mr. Collett in the amount of $50,000 for his efforts in negotiating a $850,000 settlement of the Rincon Agreement.

**
In November, 1997, the Company discontinued salary payments to Mr. Hurd and began paying an average of $5,500 per month to Freedom Financial Corporation in lieu of paying a salary to Mr. Hurd in 1997 and 1998. The payments to Freedom Financial Corporation totaled $83,000 for 1997 and 1998. In January of 1999, the Company began paying $8,000 per month in lieu of salary. The payments to Freedom Financial Corporation totaled $96,000 each year from 1999 through 2001. Mr. Hurd is the president of Freedom Financial Corporation. There is no written employment or consulting agreement between the Company and Freedom Financial Corporation.

Aggregated Option Exercises in Fiscal 2001
And Year-End Option Values

Number of Securities Underlying Unexercised Options at Fiscal Year End
Name	Shares Acquired on Exercise (#)	Value Realized	Exercisable/ Unexercisable(#)
W. Bennett Collett	-0-	-0-	960,000/-0-
W. B. Collett, Jr.	-0-	-0-	360,000/-0-
Robert Hurd	-0-	-0-	135,000/-0-
Daniel Licciardi	-0-	-0-	80,000/-0-

Director Compensation

        The Company currently pays its non-management directors, Timothy L. Hensley, Dr. George W. Galloway, Jr., William C. Haddon, and Roland M. Howell a monthly fee of $500. W. Bennett Collett, W. B. Collett, Jr., and Robert L. Hurd receive no directors fees.

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

        On July 22, 2000, the Board of Directors granted options to officers and directors to purchase an aggregate of 1,275,999 shares of Common Stock for $0.63 a share, which was the last sales price of the Common Stock in the over-the-counter market on July 21, 2000, none of which were exercised. Because the book value of the Common Stock at September 30, 2000 was approximately $1.68 per share, the Board of Directors was concerned that the exercise of the options could dilute the book value of the outstanding Common Stock. On January 10, 2001, the Board of Directors authorized the cancellation of such options and each officer and director to whom options were granted agreed to the cancellation. At the same time, the Board of Directors issued a new stock option plan.

        On January 10, 2001, the Board of Directors granted options to the following officers and directors to purchase Common Stock for $1.75 per share. W. Bennett Collett, Chairman and CEO for 500,000 shares, W. B. Collett, Jr., Executive Vice-President, for 150,000 shares, and Robert L. Hurd, President for 50,000 shares, Roland M. Howell, Director for 65,000, George W. Galloway, Director for 40,000 shares, and Timothy L. Hensley, director for 17,500 shares.

        New options were granted to purchase stock at the market price prevailing on the date prior to the date of grant because the old options, which were canceled, were significantly out-of- the money and did not provide an incentive for the directors and officers to strive to contribute to the success of the Company.

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

ITEM 11. Security Ownership Of Certain Beneficial Owners And Management

        The following table sets forth certain information as of the Record Date concerning each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock of the Company and information regarding beneficial ownership of Common Stock, the Class B Common Stock of Freedom, and the Common

Stock of Holding by each director and executive officer, and all directors and executive officers as a group. Of the 2,064,984 shares of the Company's Common Stock currently held of record by Freedom, 1,400,000 shares have been pledged by Freedom to a bank to secure a $950,000 line of credit and most of the remaining shares have been pledged to other creditors. Freedom and Holding each may be deemed to be a "parent" of the Company as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Holding's sole business currently is to hold shares of Freedom.

	THE COMPANY			FREEDOM		HOLDING
Directors And Executive Officers	Number Of Shares (1)		Percent Of Class (2)	Number Of Shares (1)	Percent Of Class (3)	Number Of Shares (1)	Percent Of Class (4)
W. B. Collett	3,024,984(5)		40.6%	1,109,011(6)	95.1%	412.1	74.3%
Robert L Hurd	136,000(7)		2.1%			54.3(8)	9.8%
W. B. Collett, Jr	360,000(16)		5.5%	—	—	87.9	15.9%
Roland M. Howell	921,669	(9,14)	13.9%	—	—	—	—
Timothy L. Hensley	77,500(17)		1.2%	—	—	—	—
George W. Galloway, Jr.	100,000(18)		1.6%	—	—	—	—
All current directors and Executive officers as a group (6 persons) (10)	4,620,153		54.1%	1,109,011	95.0%	554.30	100%
5% Beneficial Owners	Number Of Shares (1)	Percent Of Class (2)	Number Of Shares (1)	Percent Of Class (3)	Number Of Shares (1)	Percent Of Class (4)
Freedom Financial Corporation(11)	2,064,984	31.8%	N/A	N/A	N/A	N/A
BOK DPC Asset Holding Corporation(13)(5)	703,297	11.4%	N/A	N/A	N/A	N/A
Roland M. and Dorothy V. Howell(9)(14)	921,669	13.9%	N/A	N/A	N/A	N/A
Isle of Capri Casinos, Inc.*(15)	369,426(12)	5.6%	N/A	N/A	N/A	N/A

*
Casino America, Inc. changed their name to Isle of Capri Casinos, Inc. on September 25, 1998

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

(2)
Based on 6,189,395 shares outstanding as of the Record Date. Shares of Common Stock of the Company subject to options exercisable or preferred stock convertible within 60 days are deemed outstanding for computing the percentage of class of the person holding such options or preferred stock, but are not deemed outstanding for computing the percentage of class for any other person.

(3)
Based on 1,165,723 shares outstanding as of the Record Date. Class B Common Stock is the only class of Freedom's common capital stock issued and outstanding.

(4)
Based on 554.3 shares outstanding on the Record Date.

(5)
Of the 3,024,984 shares, it includes 2,064,984 shares beneficially owned by Freedom, which includes 296,669 shares of the Company into which 1,000 shares of the Company's Series F Preferred Stock owned by Freedom are convertible. Mr. Collett may be deemed to beneficially own the shares held by Freedom, although he disclaims such beneficial ownership of such shares. Excludes 703,297 shares owned by BOK DPC Asset Holding Corporation, a wholly-owned subsidiary of the Bank of Oklahoma, is vested with continuing voting rights for 703,297 shares (11.4%) of the Company's common stock owned by the wholly-owned subsidiary of the Bank of Oklahoma, BOK DPC Asset Holding Corporation which Mr. Collett, in his capacity as Chairman and Chief Executive officer of the Company, holds an irrevocable proxy to vote. (See Note 13 below). Mr. Collett can exert considerable influence over the election of the Company's directors and the outcome of corporate actions requiring stockholder approval. The above number of shares (3,024,984) also includes options granted to Mr. Collett to purchase 960,000 shares of the Company's common stock.

(6)
Includes 1,109,011 shares owned by Holding. Mr. Collett may be deemed to beneficially own the shares held by Holding, although he disclaims beneficial ownership of such shares.

(7)
Includes 1,000 shares owned by the Hurd Family Partnership, L.P., of which Mr. Hurd is general partner. In addition, it includes Mr. Hurds option to purchase 135,000 shares.

(8)
Includes 54.3 shares owned by the Hurd Family Partnership, L.P., of which Mr. Hurd is general partner.

(9)
Includes 296,669 shares of common stock into which 1,000 shares of the Company's Series F Preferred Stock owned jointly by Mr. and Mrs. Howell are convertible. Of the 921,669 shares, Mr. and Mrs. Howell own 641,669 shares as joint tenants and share voting and investment power, Mr. Howell owns 10,000 shares individually and retains sole voting and investment power with respect to these shares. Mrs. Howell owns 145,000 shares individually and retains sole voting and investment power with respect to these shares. In addition, the above figure (921,669) includes options granted to Mr. Howell to purchase 125,000 shares of the Company's common stock.

(10)
Includes 2,350,838 shares which may be acquired by all directors and executive officers as a group.

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

(13)
BOK DPC Asset Holding Corporation's address is Bank of Oklahoma Tower, P.O. Box 2300, Tulsa Oklahoma 74192. The Company's wholly-owned subsidiary, Florida Gaming Centers, Inc., owns pari-mutuel licenses and Florida law prohibits any person from owning more than 5% of the issuer's common stock unless the Florida Department of Business and Professional Regulation (the "Department") approves such ownership. As a condition to BOK DPC Asset Holding Corporation ("DPC") acquiring the 703,297 shares of Common Stock without the Department's approval, the Department required DPC to escrow the shares and to grant an irrevocable proxy to W. B. Collett, the Chairman of the Board and Chief Executive Officer of the Issuer to vote the shares until such time as DPC either disposes of the shares that are in excess of 5% of the Issuer's shares or obtains the approval of the Department to own more than 5% of the Issuer's shares.

(14)
Roland M. and Dorothy V. Howell's address is Plaza Venetia, Suite 22 A-B, Miami, Florida 33132.

(15)
Isle of Capri Casinos, Inc. address is 711 Washington Loop, Biloxi, Mississippi 39530.

(16)
W. Bennett Collett, Jr. has been granted the option to purchase 360,000 shares.

(17)
Timothy L. Hensley has been granted the option to purchase 77,500 shares.

(18)
George W Galloway, Jr. has been granted the option to purchase 100,000 shares.

ITEM 12. Certain Relationships and Related Transactions

        Freedom and Freedom Holding may each be deemed to be a "parent" of the Company as such term is defined in the rules promulgated under the U.S. Securities & Exchange Act, by virtue of Freedom's beneficial ownership of 30.1% of the Common Stock of the Company and Freedom Holding's beneficial ownership of 95% of the Common Stock of Freedom. See ITEM 11, "Security Ownership of Certain Beneficial Owners and Management".

        On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation ("Freedom"), an affiliate, with the loan to be represented by a promissory note (the "Company Note") bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company's wholly-owned subsidiaries, Florida Gaming Centers, Inc. ("Centers") and Tara Club Estates, Inc. ("Tara") and by a second lien on substantially all of the Company's other assets. The Note will be guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets. Freedom may partially fund the Company Note out of the proceeds of a loan from a commercial bank (the "Freedom Note"). The Freedom Note to the Commercial Bank, if incurred, will bear interest at 13% per annum and must be personally guaranteed by W. Bennett Collett, the Company's Chairman and Chief Executive Officer. The Freedom Note will be secured by an assignment of the Company Note and the collateral securing the Company Note. The Company Note and the Freedom Note will be due on demand or one (1) year from date (November 10, 1998) if no demand is made. A fee of five points must be paid at the closing of the Freedom Note and a like amount will be paid at the closing of the Company Note to Freedom. All funds advanced to the Company from Freedom under this line of credit were advanced from Freedom's internal funds. No funds were borrowed from a commercial bank.

        As of December 31, 2001 the outstanding principal balance due to Freedom from the Company was $468,166. This note is due on demand and is included as a short-term liability in the financial statements of the Company.

        The Company's Tara Club Estates subsidiary leases certain heavy construction equipment from a related party, Freedom Financial Corporation under a verbal month-to-month lease agreement. During 2000, the Company made lease payments to Freedom totaling approximately $265,000 and by mutual agreement of the parties, amortized such payment to expense at the rate of $14,500 per month. On June 25, 2001, Freedom sold a piece of the heavy construction equipment as part of the bulk sale of the residential property. The Company now leases various vehicles and heavy construction equipment from Freedom at a cost of $10,000 a month. Accordingly, total lease expense under this lease during 2000 was $174,000 and $147,000 during 2001. The Company has a prepaid lease asset of approximately $46,588 at December 30, 2001. The Company capitalizes its expenses under this lease as part of its cost to develop the residential and commercial property owned by the Tara Club Estates subsidiary. Total lease expense capitalized under this arrangement since the lease's inception in 1998 is $585,000.

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
3.5	Bylaws as amended through December 31, 1998 is incorporated by reference to Exhibit 3.5 to Form 10-KSB dated December 31, 1998
4.1	Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of Form SB-2 Registration Statement No. 33-79882.
4.2	Certificate of Designations of Series C 8% Cumulative Convertible Preferred Stock is incorporated by reference to Exhibits 3.1 and 4.1 Current Report on Form 8-K dated December 13, 1996.
4.5	Certificate of Designations of Series F 8% Cumulative Convertible Preferred Stock is incorporated by reference to Exhibits 3.1 and 4.1 Current Report on Form 8-K dated November 26, 1997.
10.8
Letter of Intent dated October 4, 1994, between the Registrant and Casino America, Inc., and acknowledged by Freedom Financial Corporation is incorporated by Inc., and acknowledged by Freedom Financial Corporation is incorporated by reference to the Current Report on Form 8-K dated October 4, 1994 [File No. 0-9099].
10.13	Copies of mortgages and deeds are incorporated by reference to Exhibit 10.12 of Form SB-2 Registration Statement No. 33-79882.
10.16
Totalizator Services Agreement dated November 11, 1993 between Autotote Systems, Inc. and WJA Realty Limited Partnership, D.B.A. Miami Jai Alai is Systems, Inc. and WJA Realty Limited Partnership, D.B.A. Miami Jai Alai is incorporated by reference to Exhibit 10.1 to the Form 8-K Current Report of the Registrant dated December 31, 1996, as amended.
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
10.36	Bank of Oklahoma Modification Agreement dated May 1, 1998 is incorporated by reference to Exhibit 1 to Form 10-QSB dated for the quarter ended March 31, 1998.
10.37	Amendment to Monroe Prestige Group Purchase Agreement dated April 20, 1998 is incorporated by reference to Exhibit 2 to Form 10-QSB for the quarter ended March 31, 1998.
10.40	Directors and Officers Stock Option Plan adopted February 9, 1999 is incorporated by reference to Exhibit 10.40 to Form 10-KSB for year ended December 31, 1998.
10.42
Amendment dated November 24, 1998 to Consulting and Noncompetition Agreement between Florida Gaming Centers, Inc. and Richard P. Donovan is incorporated by reference to Exhibit 10.42 to Form 10-KSB dated December 31, 1998.
10.43
Amendment dated November 24, 1998 to Consulting and Noncompetiton Agreement between Florida Gaming Centers, Inc. and Roger M. Wheeler, Jr. is is incorporated by reference to Exhibit 10.40 to Form 10-KSB for year ended December 31, 1998.

(b)
Reports on Form 8-K.

        During the quarter ended December 31, 2001, the Company filed the following current reports on Form 8-K: (i) Form 8-K dated December 31, 2001, Item. 5 Other Events entering a Loan Agreement with CIB Bank, Frankfort, IL, under which CIB Bank agreed to loan Florida Gaming Centers, Inc. the sum of $4,600,000 (the "Loan").

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION
Date: April 1, 2002	By	/s/ W. BENNETT COLLETT W. Bennett Collett Chairman and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ W. BENNETT COLLETT W. Bennett Collett	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 1, 2002
/s/ ROBERT L. HURD Robert L. Hurd	President and Director	April 1, 2002
/s/ W. BENNETT COLLETT, JR. W. Bennett Collett, Jr.	Director, Executive Vice President and Secretary	April 1, 2002
/s/ TIMOTHY L. HENSLEY Timothy L. Hensley	Director	April 1, 2002
/s/ GEORGE W. GALLOWAY, JR. George W. Galloway, Jr.	Director	April 1, 2002
/s/ ROLAND M. HOWELL Roland M. Howell	Director	April 1, 2002
/s/ WILLIAM C. HADDON William C. Haddon	Director	April 1, 2002

Audited Consolidated Financial Statements

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2001 and 2000

2

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  and Shareholders
Florida Gaming Corporation and Subsidiaries
Miami, Florida

        We have audited the accompanying consolidated balance sheets of Florida Gaming Corporation and Subsidiaries (a Delaware Corporation) as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida Gaming Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ King & Company, PSC
Louisville, Kentucky March 7, 2002

CONSOLIDATED BALANCE SHEETS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

	December 31,
	2001	2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,477,519	$1,962,911
Accounts receivable, including ITW	615,814	877,288
Inventory	52,378	71,838

	2,145,711	2,912,037
PROPERTY, PLANT AND EQUIPMENT—Notes C and J
Land	3,895,585	3,895,585
Buildings and improvements	7,118,769	7,116,597
Furniture, fixtures and equipment	1,794,745	1,747,333

	12,809,099	12,759,515
Less accumulated depreciation	(3,084,000)	(2,648,005)

	9,725,099	10,111,510
REAL ESTATE HELD FOR SALE—Note M	8,800,449	8,275,921
OTHER ASSETS—Notes G and K	1,007,354	1,590,337

	$21,678,613	$22,889,805

	December 31,
	2001	2000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Unclaimed winnings	$186,384	$194,489
Deposits on real estate sales	50,502	9,500
ITW payables	182,385	204,925
Accrued payroll and related expenses	231,361	245,030
Accounts payable and accrued expenses	4,005,891	4,318,147
Current portion of long-term debt—Note I	1,891,723	4,346,053

	6,548,246	9,318,144
LONG-TERM DEBT (less current portion)—Note I	4,879,099	1,807,498
STOCKHOLDERS' EQUITY—Notes B, D and H
Class A cumulative convertible preferred stock; 1,200,000 shares authorized; 33,635 shares issued and outstanding in 2001 and 2000; aggregate 2001 liquidation preference of $366,622	3,363	3,363
Series B cumulative convertible preferred stock; 50 shares authorized; 45 shares issued and outstanding in 2001 and 2000; aggregate 2001 liquidation preference of $57,150	5	5
Series E 8% cumulative convertible preferred stock, 300 shares authorized; 300 issued and outstanding in 2001 and 2000; aggregate 2001 liquidation preference of $300,000	30	30
Series F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 issued and outstanding in 2001 and 2000; aggregate 2001 liquidation preference of $2,000,000	200	200
Common stock, $.10 par value; 15,000,000 shares authorized; 6,189,395 shares issued and outstanding in 2001 and 2000	618,940	618,940
Capital in excess of par value	37,494,923	37,360,544
Accumulated deficit	(27,866,193)	(26,218,919)

	10,251,268	11,764,163

	$21,678,613	$22,889,805

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2001 and 2000

	2001	2000
HANDLE
Live Jai-Alai—Note J	$18,295,648	$20,772,601
ITW—Guest	32,268,021	44,978,422
ITW—Host	14,366,328	14,943,614

Total Pari-Mutuel Handle	$64,929,997	$80,694,637

JAI-ALAI MUTUEL REVENUE	$8,528,683	$9,269,817
Less Florida State pari-mutuel taxes incurred—Note E	(1,027,769)	(1,408,666)
Less simulcast guest commissions	(1,961,698)	(2,038,763)
INTER TRACK MUTUEL COMMISSIONS	2,916,471	4,277,166

Net Pari-Mutuel Revenue	8,455,687	10,099,554
ADMISSION INCOME, net of State taxes incurred	168,725	206,545
PROGRAM REVENUE	225,358	312,402
FOOD AND BEVERAGE	842,050	1,072,727
CARD ROOM REVENUE	200,251	227,036
OTHER	496,492	567,087

TOTAL OPERATING REVENUE	10,388,563	12,485,351
OPERATING EXPENSES
Advertising and promotions	468,707	697,236
Operating and mutuels payroll and related costs	2,815,106	3,207,455
Player payroll and related costs	1,806,899	2,119,916
Food and beverage costs	682,274	982,678
Repairs and maintenance	241,998	250,744
Totalizator/teleview rent—Note H	184,226	256,184
ITW and television costs	440,419	628,551
Programs	154,378	251,125
Card room payroll and related costs	104,091	102,985
Other card room operating costs	35,731	43,109
Depreciation and amortization	530,875	646,498
Utilities	528,157	575,233
Miscellaneous, net	576,542	764,014

TOTAL OPERATING EXPENSES	8,569,403	10,525,728

(CONTINUED)

See notes to consolidated financial statements

4

	2001	2000
GENERAL AND ADMINISTRATIVE
Executive payroll and related costs	$462,881	$470,448
Directors' fees	23,500	20,500
Management consulting—Note G	1,068,800	672,000
Telephone and travel	357,142	447,409
Professional fees	335,548	539,757
Interest expense	875,460	814,670
Property taxes	358,309	407,507
Insurance	466,910	521,200

	3,948,550	3,893,491

LOSS FROM OPERATIONS	(2,129,390)	(1,933,868)
OTHER INCOME (EXPENSE)
Real estate development activities—Note M	(543,407)	(175,408)
Gain on sale of other real estate—Note J	-0-	934,007
Interest and dividend income	62,343	144,976
State tax credits on handle and admissions—Note E	740,055	1,057,018
Summer Jai Alai operations—Note K	403,853	991,760
Loan settlement recovery—Note L	-0-	719,530
Other (net)	79,176	75,000

	742,020	3,746,883

INCOME (LOSS) BEFORE INCOME TAXES	(1,387,370)	1,813,015
Income tax expense	43,633	34,575

NET INCOME (LOSS)	$(1,431,003)	$1,778,440

BASIC INCOME (LOSS) PER COMMON SHARE—Note A	$(.25)	$.28
DILUTED INCOME (LOSS) PER COMMON SHARE—Note A	$(.25)	$.27

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FLORIDA GAMING CORPORATION AND SUBSIDIARIES
For the two years ended December 31, 2001

	Class A Preferred Stock Par Value $.10		Series B Preferred Stock Par Value $.10		Series E Preferred Stock Par Value $.10		Series F Preferred Stock Par Value $.10		Common Stock Par Value $.10
											Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at January 1, 2000	34,435	$3,443	95	$10	1,950	$195	2,000	$200	6,066,816	$606,682	$39,572,551	$(27,323,544)
Conversion of preferred stock to common stock—Note B									122,579	12,258	(12,177)
Redemption of stock—Note B	(800)	(80)	(50)	(5)	(1,950)	(195)					(2,499,800)
Dividends on Series F preferred stock												(673,815)
Sales of stock—Note B					300	30					299,970
Net income for the year												1,778,440

BALANCES AT DECEMBER 31, 2000	33,635	3,363	45	5	300	30	2,000	200	6,189,395	618,940	37,360,544	(26,218,919)
Dividends on Series F preferred stock												(160,000)
Dividends on Series A preferred stock												(30,271)
Dividends on Series E preferred stock												(26,000)
Stock warrants issued											134,379
Net loss for the year												(1,431,003)

BALANCES AT DECEMBER 31, 2001	33,635	$3,363	45	$5	300	$30	2,000	$200	6,189,395	$618,940	$37,494,923	$(27,866,193)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2001 and 2000

	2001	2000
OPERATING ACTIVITIES
Net (loss) income	$(1,431,003)	$1,778,440
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	530,875	646,498
Loss on impairment of assets	158,675	-0-
Decrease in inventory	19,460	27,091
Decrease (increase) in accounts receivable	261,474	(225,213)
Decrease (increase) in real estate development	856,386	(255,189)
Decrease in unclaimed winnings	(8,105)	(66,891)
Decrease in accounts payable and accrued expenses	(321,131)	(359,568)
Realized gain on sale of real estate—Note J	-0-	(934,007)
Increase in deposits on real estate sales	41,002	500

NET CASH PROVIDED BY OPERATING ACTIVITIES	107,633	611,661
INVESTING ACTIVITIES
Purchases of property and equipment	(49,584)	(174,395)
Decrease (increase) in other assets	76,143	(74,195)
Loans to affiliated company	-0-	(451,039)
Proceeds from the sale of real estate	-0-	2,332,084

NET CASH PROVIDED BY INVESTING ACTIVITIES	26,559	1,632,455
FINANCING ACTIVITIES
Sale of preferred stock	-0-	300,000
Redemption of preferred stock	-0-	(2,500,000)
Proceeds from long-term loan	4,600,000	36,652
Repayment of short-term debt	(4,975,978)	-0-
Dividends paid	(243,606)	(643,543)

NET CASH USED IN FINANCING ACTIVITIES	(619,584)	(2,806,891)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(485,392)	(562,775)
Cash and cash equivalents at beginning of period	1,962,911	2,525,686

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,477,519	$1,962,911

SUPPLEMENTAL DISCLOSURES
Issuance of common stock pursuant to conversion of preferred stock	$-0-	$12,258
Interest paid	$897,425	$813,031
Real estate acquired through assumption of debt and forgiveness of Note Receivable:
Real estate acquired	$1,539,588	$-0-
Debt assumed	$993,249	$-0-
Note receivable forgiven	$546,339	$-0-
Stock warrants issued in connection with procurement of long-term debt	$134,379	$-0-

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2001 and 2000

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Company Background:    Florida Gaming Corporation (the Company) operates live Jai Alai frontons in Ft. Pierce, and Miami, Florida through its Florida Gaming Centers, Inc. subsidiary (Centers). The Company also conducts intertrack wagering (ITW) on jai alai, horse racing and dog racing from its facilities. In addition, the Company operates Tara Club Estates, Inc. ("Tara"), a residential real estate development and commercial project located near Atlanta in Walton County, Georgia. (See Note M) These financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions have been eliminated.

        Approximately 41% of the Company's common stock is controlled by the Company's Chairman and CEO either directly or beneficially through his ownership of Freedom Financial Corporation (Freedom), a closely held investment company.

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

        Long-lived assets:    The Company's investment in its residential and commercial property is carried at cost. The Company evaluates the carrying value of its real estate development and other long-lived assets under FAS 67 and FAS 144 annually.

        Inventory:    The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market.

        Other comprehensive income:    The Company follows the provisions of Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. The Company had no "other comprehensive income" during either year presented. Accordingly, Comprehensive income is equal to net income in 2001 and 2000.

        Pari-mutuel Wagering:    Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company's liability to host tracks for ITW collections totaled $872,656 and $779,648 at December 31, 2001 and 2000, respectively. Unclaimed winnings (outs) totaled $317,437 and $295,917 at December 31, 2001 and 2000, respectively.

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

        Income (Loss) Per Common Share:    Basic income (loss) per common share is determined by dividing income (loss), less required dividends on preferred shares ($91,460 in 2001 and $84,422 in 2000), by the weighted average number of shares of common stock outstanding. Diluted income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options and warrants assuming proceeds are used to repurchase shares pursuant to the treasury stock method plus the weighted average number of shares that would be issued if holders of the Company's preferred stock converted those shares to common stock using the "if converted" method, unless the use of such method would be anti-dilutive.

        The weighted average number of shares outstanding used in the calculation of basic net income (loss) per common share was 6,189,395 and 6,096,033 for 2001 and 2000, respectively.

        Options to purchase 1,965,000 and 2,470,000 shares of the Company's common stock were outstanding on December 31, 2001 and 2000, respectively. On January 10, 2001, 1,280,000 of the options outstanding at December 31, 2000 were cancelled by the Company with the assent of the option holder. Because the options were cancelled, none of the shares issuable pursuant to such options were included in the diluted earnings per share computations for 2000. The remaining 1,190,000 shares subject to option were included in the calculation of 2000 diluted earnings per share. None of the shares subject to option at December 31, 2001, net of forfeitures were included in the computation of diluted loss per common share for 2001. Warrants to purchase 200,000 shares of the Company's common stock were outstanding at December 31,

2001. Such warrants, which were issued in connection with the Company's credit facility from CIB Bank, more fully discussed in Note I, were not included in the Company's diluted earnings per share. Reference is made to Note D.

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

        Real Estate Development:    The Company's Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition cost and development costs by the number of lots developed. Sales are recorded only after the passage of title to the Company's customer.

        Reclassification:    Certain 2000 amounts have been reclassified to conform with their 2001 presentation.

NOTE B—PREFERRED STOCK

        Class A Preferred:    The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The 2001 dividend is payable April 15, 2002. The Company declared the required dividends for 2001 and 2000.

        Each share of Class A preferred is convertible into .225 shares of common stock at the holder's option. During the years ended December 31, 2001 and 2000, no shares were converted. The Class A preferred is redeemable at the option of the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

        During 2000, 800 shares of Class A preferred were escheated by the Company pursuant to state law.

        Class B Preferred:    The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration received by the Company upon initial issuance of each share of the Series B stock was $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. On December 15, 1995, the Board of Directors reserved 600,000 shares of the Company's common stock for issuance upon conversion of the Series B preferred stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. During 2000, 50 Series B shares were redeemed and the number of authorized Series B shares was reduced to 45. The required Series B dividends were declared and accrued during 2001 and 2000.

        Series C Preferred:    The Company is authorized to issue 5,000 shares of Series C 8% Cumulative Convertible Preferred Stock, $.10 par value (the "Series C Preferred Stock"), which provided annual dividends at the rate of 8% of the share's Stated Value. The Stated Value per share equaled $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company's Board of Directors, such dividends may be paid in shares of the Series C Preferred Stock.

        During 1998 and early 1999, the former holder of the Series C shares tendered its Notice of Conversion seeking to be issued 302,024 shares of common stock upon conversion of its preferred stock. The Company issued 179,445 common shares pursuant to this conversion during 1999. During 2000, the Company issued the remaining 122,579 common shares. Reference is made to Note H for a discussion of related litigation. There were no Series C shares outstanding as of December 31, 2001 or 2000.

        Series E Preferred:    The Company is authorized to issue 300 shares of Series E 8% cumulative convertible preferred stock, $.10 par value (the "Series E Preferred Stock"), which provides annual dividends at the rate of 8% of the share's stated value, payable upon conversion of the Series E preferred stock into common stock. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or splits). The Company reduced its authorized Series E shares from 2000 to 300 during 2000.

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

        During 2000, 1,950 shares of the Series E preferred stock, which formerly carried an automatic conversion feature, were redeemed by the Company and 300 shares were sold in unrelated transactions. 200 of these shares were acquired by Freedom Financial Corporation, a related party. The aggregate purchase price of the shares redeemed (including cumulative dividends) was $2,923,000, consisting of $1,298,000 in cash plus a secured note for $1,625,000 bearing interest at 15% per annum maturing on February 28, 2002. The note was paid in full during 2001 using funds from the credit facility obtained October 31, 2001 from CIB Bank. (See Note I). The required Series E dividends were declared and paid during 2001 and 2000.

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

        The Series F shares are all held by related parties of the Company. 2,000 Series F shares were outstanding at December 31, 2001 and 2000. The required Series F dividends were declared and paid during 2001 and 2000.

        The Class A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series E Preferred Stock and the Series F Preferred Stock are all equal in rank with respect to the payment of dividends and the distribution of assets upon liquidation of the Company.

NOTE C—WJA CONTRACT

        On September 12, 1996, the Company acquired the notes (the "WJA Notes") of WJA Realty Limited Partnership ("WJA"), with balances aggregating about $20,000,000 from the Bank of Oklahoma, N.A., Tulsa, Oklahoma. The WJA Notes were secured by, among other collateral, real estate and improvements consisting of three jai-alai and ITW facilities located in Miami, Tampa and Ocala, Florida (the "WJA Frontons").

        On November 25, 1996, Florida Gaming Centers, Inc. a wholly-owned subsidiary of the Company ("Centers"), entered into a purchase agreement with WJA pursuant to which Centers agreed to acquire the WJA Frontons from WJA. Consideration for the acquisition included (i) the cancellation of the WJA Notes, (ii) the retention by WJA of the 200,000 shares of common stock owned by WJA, (iii) the assumption of all liabilities of WJA arising in the ordinary course of business (subject to certain limitations), including a $500,000 promissory note owed to Wheeler-Phoenix, payable over a ten year period in equal installments, with annual interest of 6% (See Note I) and (iv) a profit sharing arrangement based on Centers' net profits before income taxes, wherein WJA would receive 20% of Centers' cumulative net profits for ten years (1997 through 2007), subject to a cumulative $1,000,000 per year cap. Other aspects of the 20% provision could affect the profit payout. Additionally, should Centers dispose of any of its significant assets or operations, WJA may be entitled to 10% of Centers' gain (net of related costs and expenses) on disposition. On a cumulative basis, the Company may be required to pay a disposition payment relating to the gain on the sale of its Tampa and Ocala properties and certain Miami properties. The Company has accrued its estimate of the required disposition payment for all properties (See Note J).

        Two principals of WJA also entered into consulting arrangements with Centers. One principal (Wheeler) entered into a ten-year consulting agreement with Centers, with annual compensation of $100,000 during the first five years of the agreement and annual compensation of $50,000 during the second five years of the agreement. The other principal (Donovan) entered into a five-year consulting agreement with Centers, with annual compensation of $240,000, plus certain benefits. During 1998, amendments to the consulting and noncompetition agreements were executed, and settlements reached requiring payments to both principals of all amounts past due, based on the modified agreement. The revised agreements required annual compensation of $72,000 for the first five years and $48,600 annually during the second five years of the agreement for Wheeler, and annual compensation of $120,000, plus certain benefits over a ten year period for Donovan. Under certain conditions, the Company could fulfill its obligations under the consulting and non-compete agreement by prepayment of 50% the remaining balance due under the agreement. During late 2001 and early 2002, the Company and the consulting principals negotiated new agreements. The 2001 Wheeler agreement terminated his existing consulting and non-competition agreement in exchange for a lump sum payment of $154,800 on March 7, 2002. The payment was accrued at December 31, 2001 as a consulting expense. The 2001 Donovan agreement continued his consulting and non- competition agreement for payments of $25,000 in December 2001, $216,000 on January 14, 2002 and $1,000 per month for 60 months through December 2007. The payments due in December 2001 and January 2002 were made. These payments were accrued at December 31, 2001 as a consulting expense.

NOTE D—STOCK OPTIONS AND WARRANTS

        On February 9, 1999, the Board of Directors adopted a Directors and Officers Stock Option Plan and on February 11, 1999 options were granted to each director to purchase 60,000 shares (360,000 in total), of Common Stock for $1.125 per share, which was the last sales price of the Common Stock in the over-the-counter market on February 10, 1999. In addition, options to purchase 680,000 shares of Common Stock for $1.125 each were granted to certain corporate officers and employees. The above options were made exercisable, in whole or in part, from time to time, anytime after August 26, 1999 and before August 11, 2004. On July 22, 2000, new options were granted to the same group to purchase up to 1,330,000 shares of Common Stock for $0.63 per share, which was the last sales price of the Common Stock in the over-the-counter market on July 21, 2000. On January 10, 2001, all but 50,000 of the options granted on July 22, 2000 were cancelled by mutual agreement with the affected Directors and Officers and new options were granted to purchase up to 875,000 shares of Common Stock for $1.75 per share, which was the Company's approximate book value per share at that date.

        Consistent with APB 25, no compensation cost was recognized during 2001 or 2000 for stock options issued to employees and directors. Had the Company accounted for stock options issued during 2001 and 2000 using the fair value method (FASB 123), the Company's 2001 and 2000 compensation expense would have been increased by $58,209 and $316,654, respectively. Additionally, 2001 and 2000 basic earnings per share would have decreased by $.01 and $.05, respectively and 2000 diluted earnings per share would have decreased by $.05.

        The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with FASB 123. The assumptions used during 2001 and 2000 to value the Company's stock options were as follows:

	2001	2000
Risk-free rate of return	5.000%	6.000%
Expected forfeitures	None	None
Expected volatility	30.00%	30.00%
Expected dividends	None	None

        Warrants for the purchase of 200,000 shares of the Company's common stock were issued during 2001 to CIB Bank in connection with the Company's financing with such Bank. The exercise price is $.10 per share. These warrants vested immediately and expire in 2004. The warrants had a fair value of $.67 each at the date of issue and a total value of $134,379. Such cost was capitalized as a cost of financing. (See Note I).

NOTE E—TAXES ON INCOME, HANDLE AND ADMISSIONS

        At December 31, 2001, the Company had tax net operating loss (NOL) carryforwards of approximately $13,830,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2017. However, $9,000,000 of the Company's NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $95,000 per fiscal year under Section 382 of the IRC because Freedom's purchase of Company Stock was considered a change in ownership under the "deemed exercise rule" of IRC Section 382. As a result, only the net operating losses attributable to the period after the "change in ownership" (approximately $4,830,000) are not subject to the Section 382 limitation.

        The Company's 2000 income tax expense at statutory rates would have been approximately $616,000 had the above NOL carryforwards not been available to offset the Company's 2000 taxable income. Approximately $1,800,000 of the Company's NOL carryforwards were utilized in 2000.

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

        The Company's Tampa Jai Alai Permit (Fronton closed in 1998) retains such tax credits carried forward totaling $1,362,265. The Company's Ocala and Ft. Pierce facilities have not incurred statutory operating losses and therefore have not earned any state tax credits.

        An analysis of the Miami Jai Alai (Miami) tax credits used and accumulated is as follows:

  Miami Jai Alai

Year	Statutory Operating Loss	Taxes Incurred	Tax Credits Used	Cumulative Tax Credit Carried Forward
1997	$(580,041)	$1,606,051	-0-	$1,606,051
1998	$(831,326)	$1,330,864	$(509,714)	$2,427,201
1999	$(646,894)	$1,219,042	$(1,144,043)	$2,502,200
2000	$(301,012)	$1,128,321	$(1,053,320)	$2,577,201
2001	$(495,160)	$815,055	$(740,055)	$2,652,201

        Each permit holder is required by Florida State Law to file a periodic (30 day) report summarizing its pari-mutuel handle and its admissions. Taxes are then remitted to the state on the basis of these reports. In this connection, the Company has made two interpretations pertaining to the operation of HB3663, which affect the manner in which it reports taxes due and credits earned. First, management believes the calculation of statutory operating losses should reflect taxes incurred but not tax credits used in a given period. Second, management believes credits used are the equivalent of taxes "paid" for determination of its tax rate on ITW handle. (As a result of legislation enacted July 1, 2000, Miami's Jai Alai's tax rate on live handle decreased from 3.85% to 2%.) The 30 day reports filed by the Company for its Miami permit from December, 1998 through December, 2001, as amended, reflect these interpretations.

        By letters dated June 30, 2000 and September 8, 2000 the State of Florida took a contradictory position to the Company's interpretation for the determination of the ITW tax rate on handle and asserted a tax liability of $170,172 as of April 30, 2000. Further, the State's computation included only credits approved through 1998. Based on the Company's interpretation, as of April 30, 2000, the Company would have utilized only $2,293,373 of the $2,936,915 available for recovery from taxes incurred in 1997 and 1998. On October 6, 2000 and in response to a letter from the Division of Pari-Mutuel Wagering of the State of Florida, the Company filed suit for declaratory relief against the Division/State of Florida contesting the Division's interpretation of the statute. In response to the Company's action, the Division/State of Florida filed a motion to dismiss and requested that Florida Gaming Corporation post bond. The court did not grant the motion to dismiss and did not require the Company to post bond as requested by the Division/State of Florida. The Company believes it will prevail should any further litigation be required to resolve this issue.

NOTE F—RETIREMENT PLAN

        The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching. The Company's costs for matching employee contributions totalled $72,600 and $79,600 during 2001 and 2000, respectively.

NOTE G—RELATED PARTY TRANSACTIONS

        On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation, a closely-held corporation owned substantially by the Company's Chairman. The loan is represented by a promissory note (the "Company Note") bearing interest at the rate of 15% per annum secured by a first lien on the shares of the Company's wholly-owned subsidiaries, Florida Gaming Centers, Inc. ("Centers") and Tara Club Estates, Inc. ("Tara") and by a second lien on substantially all of the Company's other assets. The Note is guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets. On November 24, 1998, The Company borrowed $1,135,000 from Freedom pursuant to the above arrangement. The principal balance on the loan was $468,166 and $790,486 at December 31, 2001 and 2000, respectively (See Note I).

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

        Certain lots sold by the Company's Tara Subsidiary during 1999 were conveyed to a partnership (Tara Construction) formed by the Company's Chairman. The Chairman provided construction loan guarantees to various banks to induce builders to construct homes on the lots in exchange for a revenue sharing arrangement with the builders who participated in the program. In connection with these lot sales, the Company extended a line of credit to Tara Construction. The loan was structured to accept the profits of Tara Construction in lieu of interest. The profits conveyed during 2000 in lieu of interest totaled $38,294. The balance of the line of credit at December 31, 2000 totaled $563,139. Tara Construction's debt to the Company was cancelled during 2001 in exchange for the assets of Tara Construction. Such assets included five single family residences in various stages of construction (and one lot) with first mortgages totaling approximately $950,000 and a net equity value of $563,139 as reported by the Company's Chairman. An independent appraisal was not obtained; however, the Company's chairman indemnified the Company against any losses on the ultimate disposition of these assets. (See Note M)

        The Chairman made a personal demand loan of $25,000 to Tara Club Estates in June 2001. The balance has not changed since its inception. At December 31, Tara Club Estates had a receivable from Freedom Financial Corporation of $9,315.

        Reference is made to Note H for details of leasing arrangements between Tara Club Estates and Freedom Financial for the use of certain construction equipment. Reference is also made to Note I regarding the Chairman's guarantee of the Company's CIB Bank debt and the related compensation to the Chairman.

NOTE H—COMMITMENTS AND CONTINGENCIES

        Isle of Capri Casino, Inc.:    On October 4, 1994, the Company entered into a letter of intent (the "Letter of Intent") with Isle of Capri Casino, Inc., formerly known as Casino America, Inc. ("Isle of Capri") to form a joint venture (the "Joint Venture") to build and operate a casino or a flea market at its Ft. Pierce Fronton ("the Fronton"). The Letter of Intent expired in late 2000.

        Freedom Financial Corporation has informed the Company that Isle of Capri owns 27,707 shares of Freedom's 7% Series AA Mandatorily Redeemable Preferred Stock (the "Series AA Stock"). The Series AA Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and possible passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Series AA Stock is convertible into a minimum of 184,713 shares and a maximum of 369,427 shares of the Common Stock. Isle of Capri is the sole holder of Freedom's Series AA Stock.

        Leases:    The Company rents totalisator equipment (Autotote) at each fronton under leases which expire October 31, 2005. The totalisator leases require a minimum annual rental at the Miami and Ft. Pierce locations. Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance, under a contract which expires 2005. Total totalisator rental expense and other equipment rental under operating leases for the year ended December 31, 2001 and 2000 was approximately $337,000 and $347,000, respectively. The remaining minimum lease commitments under all operating leases at December 31, 2001 are as follows:

	Miami	Ft. Pierce	Total
2002	$226,200	$124,800	$351,000
2003	$226,200	$124,800	$351,000
2004	$226,200	$124,800	$351,000
2005	$226,200	$124,800	$351,000

        The Company's Tara Club Estates (Tara) subsidiary leases certain heavy construction equipment from a related party, Freedom Financial Corporation under a verbal month-to-month lease agreement. During 2000, the Company made lease payments to Freedom totaling approximately $265,000 and by mutual agreement of the parties, amortized such payment to expense at the rate of $14,500 per month. Accordingly, total lease expense under this lease during 2000 was $174,000 and the Company had a prepaid lease asset of approximately $92,000 at December 31, 2000. During 2001, the Tara made payments totaling $160,200 to Freedom under this lease arrangement and Tara offset $58,423 of these payments as a reimbursement to Freedom for payroll expenses paid by Freedom on behalf of Tara Club Estates. The lease payments were then amortized to expense at the rate of $14,500 through June 2001 and at the rate of $10,000 per month thereafter for a total of $147,000 in expense during 2001. Accordingly, the prepaid lease asset totaled approximately $47,000 at December 31, 2001. The reduced lease rate was in recognition of the sale by Freedom of certain of the equipment to a third party in connection with that party's purchase of Tara Club Estates Lots. (See Note M). The Company capitalized its expenses under this lease as part of its cost to develop the commercial property owned by the Tara Club Estates subsidiary. Total lease expense capitalized under this arrangement since the lease's inception in 1998 is $585,000 at December 31, 2001.

        The Company also leases certain parking facilities adjacent to its Miami Fronton. This lease, which provides the Company five annual renewal options, requires monthly lease payments totaling $66,000 per year. The earliest date at which this lease may be terminated by the Company is February 17, 2002.

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

        Litigation:    The Company was a defendant in a law suit filed in 1999 by Orez, Ltd. seeking, among other things, the issuance of 122,579 shares of Company common stock. During 2000, the Company settled Orez's claim by issuance of the 122,579 shares sought by Orez and the payment of $50,000 for Orez's legal fees to pursue their claim.

        In January, 2001, Wheeler-Phoenix, Inc. and WJA Realty Limited Partnership ("WJA") filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Centers and the Company. WJA claimed that Centers has breached Section 2.06(g) of the Assets Purchase Agreement, requiring Centers to pay an amount equal to 10% of the gain on any disposition of its significant assets or operations during the ten-year period. The lawsuit states since January 1, 1997, Centers has sold more than $12,000,000 worth of assets for a reported gain of $1,055,912 and Centers has failed to pay WJA for the amount due on the gains. Management believes its accruals with respect to the required disposition payments are adequate (See Note C) and is withholding payment only until the parties agree to a method for calculating the amounts due. Management is also withholding payment on the WJA note payable described in Note I.

        The Company is a defendant in routine litigation arising in the ordinary course of business. Management believes these suits are covered by the Company's insurance for personal injury caused by accidents at the Company's facilities. The Company believes that the ultimate resolution of the suits will not have a material adverse impact on the Company's financial position or its results of operations.

        Reference is made to Note C for details of commitments totaling $60,000 under an amended consulting agreement.

NOTE I—LONG-TERM DEBT

        The Company's long-term debt comprised the following at December 31, 2001 and 2000:

	December 31, 2001		December 31, 2000
	Current	Long-Term	Current	Long-Term
Mortgage note dated June 17, 1994 secured by real estate located in St. Lucie County; payable in monthly installments of $425 including interest at 8% per annum through June 17, 2004.	-0-	-0-	$4,002	$11,496
Mortgage note dated January 19, 2000 secured by real estate located in St. Lucie County; payable in monthly installments of $2,100 including interest at 11% per annum with a balloon payment of $133,402, plus interest, due on January 3, 2004.	-0-	-0-	7,973	152,221

Mortgage note dated January 19, 2000 secured by real estate located in St. Lucie County; payable in monthly installments of $2,100 including interest at 11% per annum with a balloon payment of $150,813, plus interest due on January 3, 2004.	-0-	-0-	$6,522	$166,209
Mortgage note dated February 18, 2000 secured by real estate located in St. Lucie County; payable in 24 monthly installments of $6,000 including interest at 10%; a balloon payment of approximately $175,331, plus interest, due on February 1, 2002.	-0-	-0-	51,201	179,833
Mortgage note with CIB Bank, Illinois, dated October 31, 2001 secured by real estate located in Fort Pierce and Miami, Florida, the Chairman's personal guarantee; and a security agreement on furniture, fixtures, equipment, receivables and intangibles in Miami, Florida payable as follows: thirty-six installments of $33,911.24 on the twentieth day of the month beginning November 2001 and thereafter until October 2004, and a final installment in the amount of all principal then outstanding plus interest on October 31, 2004 at the greater of 7.5% or prime rate plus 2% per annum.	$67,000	$4,512,362	-0-	-0-
Senior non-negotiable promissory note payable to Millennium Partners LP dated October 1, 1998; Annual interest rate 20%. Note matured on October 1, 2000 and a demand for payment was made by the lender. The Company is attempting to renegotiate the loan. Note issued in connection with the Company's redemption of its Series G Preferred stock (See Note B).	-0-	-0-	2,000,000	-0-
Line of credit on the amount of $1,500,000 with Freedom Financial Corporation dated November 10, 1999, secured by 2,000 shares of Tara Club Estates, Inc. and 20,000 shares of Florida Gaming Centers Capital Stock (respectively, being all of the issued and outstanding capital stock of said corporations). Interest rate is 15% annually. Line of credit matures upon demand but if no demand is made then note and mortgages will be due in one year.	468,166	-0-	790,486	-0-

Mortgage note dated September 4, 1998 secured by real estate located in Ocala, Fort Pierce, and Miami, Florida; also secured by security agreement on furniture, fixtures, equipment, receivables and intangibles in Ocala, and Miami, Florida payable as follows: fifty-eight installments in the amount each of $31,404.69 on the last day of the month beginning on November 30, 1998 and thereafter until August 31, 2003 and a final installment in the amount of all principal then outstanding plus interest on September 4, 2003 at prime rate plus 2% per annum.	-0-	-0-	$10,869	-0-
Note payable to Wheeler-Phoenix, Inc., assumed in connection with the acquisition of assets described in Note C; principal payable in 10 annual installments plus interest at 6%. (Currently in default; See Note H)	$150,000	$200,000	100,000	$250,000
Note payable dated July 7, 1993 secured by investment real estate in Walton County, Georgia; interest payable in monthly installments at an adjusted monthly rate of prime plus 1 point through September 23, 1999. The note is guaranteed by the Company's Chairman.	-0-	-0-	775,000	-0-
Note payable dated December 1, 2000 due in monthly principal payments of $50,000 with all unpaid principal and accrued interest at 15% per annum payable on February 28, 2002. Note issued in connection with the Company's redemption of its Series E Preferred Stock (See Note B).	-0-	-0-	600,000	1,047,739
Mortgage note dated March 19, 2001 secured by lot #67-A at Tara Club Estates; interest payable monthly at prime plus 1% per annum through April 1, 2003.	16,803	166,737	-0-	-0-
Mortgage note dated June 1, 1999 secured by lot #28-B at Tara Club Estates; interest payable monthly at prime plus 1% (6% floor) per annum through March 1, 2002.	54,999	-0-	-0-	-0-
Mortgage note dated June 1, 1999 secured by lot #56-A at Tara Club Estates; interest payable monthly at prime plus 1% (6% floor) per annum through March 1, 2002.	195,855	-0-	-0-	-0-

Mortgage note dated May 1, 1999 secured by lot #7-B at Tara Club Estates; interest payable monthly at prime plus 1% (6% floor) per annum through May 1, 2002.	$217,547	-0-	-0-	-0-
Mortgage note dated August 1, 1999 secured by lot #35-A at Tara Club Estates; interest payable monthly at prime plus 1% (6% floor) per annum through May 1, 2002.	175,650	-0-	-0-	-0-
Mortgage note dated August 1, 1999 secured by lot #48-A at Tara Club Estates; interest payable monthly at prime plus 1% (6% floor) per annum through May 1, 2002.	145,678	-0-	-0-	-0-
Mortgage note dated February 8, 2001 secured by Company real estate in located in Walton County, GA; interest payable monthly at prime plus 1% per annum through February 8, 2002.	400,025	-0-	-0-	-0-

	$1,891,723	$4,879,099	$4,346,053	$1,807,498

        The approximate maturities of the Company's long-term debt for the five years subsequent to December 31, 2001 are as follows: 2002—$1,891,723; 2003—$286,469; 2004—$126,426; 2005—$132,360; 2006—$138,753 thereafter—$4,195,091.

        The CIB Bank debt is subject to various monetary and non-monetary covenants including a requirement that the Company's debt service coverage ratio (EBITDA over scheduled debt service) exceeds 1.85 to 1 at all times. At December 31, 2001, the Company was not in default on any of the required covenants. The CIB Bank debt is personally guaranteed by the Company's Chairman. In that connection the Company has agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the CIB Bank loan on the anniversary date of the loan.

        On October 31, 2001, the Company obtained a credit facility (described above) with CIB Bank totaling $4,600,000. In this connection, the Company incurred loan acquisition and closing costs totaling $551,000. Such costs comprised legal fees, bank points and fees, stock warrants issued to the lender and other costs as follows:

Mortgage broker fee	$92,000
Bank Origination fee	69,000
Bank Warrants issued	134,000
Attorney's fees	47,000
Title insurance	14,000
State tax stamps	16,000
Other costs	179,000

$551,000

        These costs were capitalized and are being amortized over the 36 month term of the credit facility at approximately $16,000 per month.

NOTE J—PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment comprise the following:

	December 31,
	2001	2000
Land	$3,895,585	$3,895,585
Buildings and improvements	7,118,769	7,116,597
Equipment furniture and fixtures	1,708,835	1,661,423
Vehicles	85,910	85,910
Less accumulated depreciation	(3,084,000)	(2,648,005)

	$9,725,099	$10,111,510

        On July 31, 2000, the Company's Ocala Jai Alai facility was sold for $2,500,000, pursuant to an agreement dated April 12, 2000, between the Company and Ocala Breeders' Sales based in Ocala, Florida. The sale included the Company's Ocala gaming permit. The gains realized from this sale are reflected as other income in the accompanying 2000 Statement of Operations. The Company's costs associated with the closing of Ocala operations including player and other costs related to carrying the property are included in the Company's operating expenses and are not reflected in the gain on the sale of the Ocala real estate. The transaction is summarized as follows:

Ocala
Sales Price	$2,500,000
Basis and expense of sale	(1,565,993)

Gain on Sale	$934,007

        The Company incurred approximately $25,000 of other expenses associated with the transfer of this property that are included in general and administrative expenses in the accompanying 2000 Statements of Operations.

        Depreciation expense totaled $530,875 and $646,898 during 2001 and 2000, respectively.

NOTE K—SUMMER JAI ALAI

        In conjunction with the acquisition of WJA's Frontons, the Company acquired WJA's 21% interest in Summer Jai-Alai ("SJA"), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami fronton during the six months between May 1 to October 31 ("Summer Jai-Alai Operations"). The Company's Summer partners are Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors. The Company's interest in the partnership is accounted for under the equity method and had a carrying value of $37,675 and $375,583 at December 31, 2001 and 2000, respectively. Under the terms of the partnership agreement certain costs and expenses are allocated to Summer Jai-Alai Operations based upon specific formulas as set forth in the agreement. Total expenses allocated to Summer Jai-Alai aggregated approximately $3,532,000 and $3,390,000 in 2001 and 2000, respectively.

        During 2001 FGC and SJA shared dates and performances at the Miami fronton as follows:

	FGC	SJA
No. of months of operations included in revenues	6.0	6.0

No. of performances	236	236

        Pursuant to a lease agreement which expires in 2004, Summer Jai-Alai Operations rents the Miami fronton for the time in which its season is conducted. The rental is based upon 1% of handle. Rent from Summer Jai-Alai Operations approximated $331,000 and $346,000 in 2001 and 2000, respectively, and is included in other operating income in the accompanying statement of operations.

        Pursuant to the settlement of certain partnership disputes, since the 1998 season, the Company has maintained the right to operate SJA at its own risk and for its own benefit under annual agreements which require fixed payments to each of the Summer partners. The agreement authorizing the Company's use of the permit through June 30, 2001 required a fee of $465,000 of which $315,000 was paid in 2001. The present agreement for use of the permit through June 30, 2002 requires a fee of $345,000 payable monthly in 12 equal installments. The Company has agreed to hold its Summer partners harmless for any and all losses or liabilities incurred.

        SJA distributed $741,760 to the Company during 2001, and the Company's equity in the earnings of SJA totaled $403,853. SJA pari-mutuel tax credits available for recovery in 2002 totaled $1,211,666.

NOTE L—INDIAN GAMING VENTURE

        During 1995, the Company entered into an arrangement with a Native American Tribe (the Rincon Band) to explore possible opportunities for gaming ventures contingent upon the Tribes' procurement of the legal authority to operate a gaming venture. In 1997 the Company charged off its initial investment in these arrangements ($356,193) due to the uncertainty associated with the completion of the contemplated transactions. During 1999, the necessary legal authority was granted by voter referendum to allow the Rincon Band to operate the contemplated gaming ventures. Accordingly, management pursued its rights and opportunities under the amended agreement. During 2000, the Company and the Rincon Band agreed to release each other from the above arrangement. The Rincon Band paid the Company $850,000 to gain its consent to the mutual release. This amount, net of expenses of $130,470 related to the transaction, is included on the accompanying 2000 Statement of Income. $50,000 of the related expense comprised a payment made to the Company's Chairman as a "success fee".

NOTE M—REAL ESTATE HELD FOR SALE

        The Company's Tara subsidiary owns a commercial and residential real estate development called Tara Club Estates (collectively, "Tara" or the "Properties"), all of which is situated in Loganville, Walton County, Georgia. The Tara commercial property comprises raw land of 26 acres and a Clubhouse amenity adjacent to both the commercial and residential properties. There remains 38 developed lots and 110 partially developed Tara residential lots. The Company's Centers subsidiary also owns land in Ft. Pierce, Florida held for sale as commercial property comprising 99 acres.

        During 2001 Tara sold 36 developed residential lots and 20 partially developed residential lots. No lots were sold in 2000. Total sales and the related cost of the lots were as follows:

	2001	2000
Total residential sales	$1,392,200	-0-
Total residential cost of sales	(1,461,143)	-0-

GROSS MARGIN	$(68,943)	-0-

        Reference is made to Note G for a discussion of loans made to a construction company (Tara Construction) controlled by the Company's Chairman. In that connection, Tara Construction received $38,294 in profits during 2000, which amount was paid to the Company in lieu of interest on the loans. During 2001, Tara Construction transferred its assets to the Company in cancellation of its obligations to repay the loans. The assets transferred included five single family residences and a lot in various stages of completion (approximately 90%) having a fair market value of $245,000 to $375,000 each. These homes were encumbered by first mortgage loans totaling approximately $966,000 from various commercial banks. The mortgage loans were guaranteed by the Company's Chairman and he indemnified the Company against any losses on the sale of the assets transferred.

        During 2001, the Company completed three of the homes at a cost of approximately $75,000 and provided a reserve of $58,674 for its estimate of the loss to be realized on the disposition of all five homes. Subsequent to December 31, 2001, the Company sold the three completed homes at a loss of approximately $25,000. Following is an analysis of the above transactions including those subsequent to December 31, 2001.

	Basis	Sales
Sales of homes subsequent to December 31, 2001		$818,000
Related party debt cancelled during 2001	$573,139
Bank debt assumed during 2001	966,449
2001 completion costs	75,787
Provision for loss on disposition	(58,674)

Balance at December 31, 2001	1,556,701
Cost of homes sold subsequent to December 31, 2001	(843,181)	(843,181)

	$713,520	$(25,181)

        During 2001, the Company provided a valuation reserve of $100,000 against the aggregate carrying value of its Tara commercial properties to recognize its estimate of the excess of such aggregate carrying value over their fair market values as determined by independent appraisals.

        Accordingly, the Company's property held for sale comprises the following at December 31, 2001 and 2000:

	2001	2000
Ft. Pierce land	$1,834,516	$1,834,516
Tara Club Estates (commercial)	2,153,787	2,361,309
Tara Club Estates (residential lots)	3,255,445	4,080,096
Tara Club Homes under construction	1,556,701	-0-

	$8,800,449	$8,275,921

        The Company has completed its development activities and will expend no additional resources to further develop its properties. Accordingly, future expenses incurred related to these properties will be expensed as incurred.

        Reference is made to Note H for details of related party lease costs included in the carrying value of Tara Club Estates commercial property.

        The Company's real estate development activities comprise a separate segment of its operations. (See Note N)

NOTE N—SEGMENT INFORMATION

        The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". Statement 131 requires companies to report information about the revenues derived from the enterprise's segments, about the geographical divisions in which the enterprise earns revenues and holds assets, and about major customers.

        The Company has defined its segments into two main areas; Florida Gaming Centers (Centers) and Tara Club Estates (Tara). These segments are organized under the supervision of the Florida Gaming executive management team and are evaluated based on the following information presented: Revenues from gaming operations, revenues from lot sales and operating profit contribution to the total corporation. All inter-segment transactions are eliminated to arrive at the total corporation revenue and operating profit. Income and expense items below operating profit are not allocated to the segments and are not disclosed.

        The Florida Gaming Centers segment operates the Corporation's jai alai centers in Miami and Fort Pierce, Florida. Centers also operates the Company's inter-track wagering operation in Florida. Tara Club Estates is a real estate development in Loganville, Georgia. Tara develops residential building lots for sales to builders and individuals. As permitted under Statement 131, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not disclosed are as follows: Interest income and expense, Amortization Expense, Income Tax Expense or Benefit, Extraordinary Items, Significant non-cash items and Long-lived assets.

        Centers' gaming operations comprise approximately 95% of the Company's revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

	Centers	Tara
2001 Segment Information by Group
Customer Revenues	$10,388,563	$1,392,200
Operating Profit (Loss)	$(2,129,390)	$(543,407)
Other Income	$1,223,084	$-0-
2000 Segment Information by Group
Customer Revenues	$12,485,351	$775,500
Operating Profit (Loss)	$(1,933,868)	$(175,408)
Other Income	$3,057,785	$-0-

QuickLinks

PART I
  ITEM 1. Description of Business.
  ITEM 2. Description of Property .
  ITEM 3. Legal Proceedings.
PART II
  ITEM 5. Market for Common Equity and Related Stockholder Matters .
  ITEM 6. Management's Discussion and Analysis or Plan of Operation.
  ITEM 7. Financial Statements
  ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
  ITEM 10. Executive Compensation
Summary Compensation Table
Aggregated Option Exercises in Fiscal 2001 And Year-End Option Values
  ITEM 11. Security Ownership Of Certain Beneficial Owners And Management
  ITEM 12. Certain Relationships and Related Transactions
  Item 13. Exhibits List and Reports on Form 8-K
Audited Consolidated Financial Statements FLORIDA GAMING CORPORATION AND SUBSIDIARIES December 31, 2001 and 2000
INDEPENDENT AUDITORS' REPORT
CONSOLIDATED BALANCE SHEETS FLORIDA GAMING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME FLORIDA GAMING CORPORATION AND SUBSIDIARIES For the years ended December 31, 2001 and 2000
CONSOLIDATED STATEMENTS OF CASH FLOWS FLORIDA GAMING CORPORATION AND SUBSIDIARIES For the years ended December 31, 2001 and 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FLORIDA GAMING CORPORATION AND SUBSIDIARIES December 31, 2001 and 2000