Form 10QSB
period 2002-03-31
FLORIDA GAMING CORP
filed 2002-05-15
CIK 312065

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

YES ☒                NO ☐

        6,189,395 shares of the issuer's Common Stock were outstanding as of the latest practicable date, May 15, 2002.

Transitional Small Business Disclosure Format:

YES ☐        NO ☒

FLORIDA GAMING
CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$1,085,226	$1,477,519
Accounts receivable & current portion of notes receivable	673,660	615,814
Inventory (Note 2)	61,140	52,378

Total current assets	$1,820,026	$2,145,711
PROPERTY AND EQUIPMENT:
Land	$3,895,585	$3,895,585
Buildings and Improvements	7,142,954	7,118,769
Furniture, fixtures and equipment	1,808,372	1,794,745

	$12,846,911	$12,809,099
Less accumulated depreciation	(3,192,995)	(3,084,000)

	$9,653,916	$9,725,099
REAL ESTATE HELD FOR SALE	8,164,377	8,800,449
OTHER ASSETS	922,994	1,007,354

	$20,561,313	$21,678,613

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2002	December 31, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$3,898,111	$4,656,523
Short-term borrowing and current portion of long-term debt	1,773,423	1,891,723

Total current liabilities	$5,671,534	$6,548,246
LONG-TERM LIABILITIES
Long-term portion notes payable	4,501,262	4,879,099
STOCKHOLDERS' EQUITY (See Notes 2, 4, 5, 6, and 7):
Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 33,635 shares issued and outstanding at March 31, 2002 and December 31, 2001	3,363	3,363
Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at March 31, 2002 and December 31, 2001	5	5
Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 300 Shares issued and outstanding at March 31, 2002 and December 31, 2001	30	30
Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at March 31, 2002 and December 31, 2001	200	200
Common stock, $.10 par value, authorized 15,000,000 shares, 6,189,395 issued and Outstanding at March 31, 2002, and December 31, 2001	618,940	618,940
Capital in excess of par value	37,494,923	37,494,923
Accumulated deficit	(27,728,945)	(27,866,193)

Total stockholders' equity	10,388,516	10,251,268

Total liabilities and stockholders' equity	$20,561,313	$21,678,613

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2002	March 31, 2001
HANDLE
Live Jai-Alai Wagering	$16,736,919	$17,900,110
Inter-Track Wagering	14,408,812	10,383,795

	$31,145,731	$28,283,905

PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net of State Taxes	$2,923,791	$3,210,277
Inter-Track Commissions	1,222,830	995,711

	$4,146,621	$4,205,988
OTHER REVENUE
Programs, Food, Beverage and Other	574,068	596,208
Cardroom Income	80,889	101,720
Admissions Income, net of taxes	56,995	65,743

Total Operating Revenue	$4,858,574	$4,969,659
EXPENSES
Operating	$3,793,684	$4,066,077
General and Administrative	628,193	699,768

	$4,421,876	$4,765,844
INCOME FROM OPERATIONS	$436,697	$203,815
OTHER INCOME (EXPENSE)
Summer Jai-Alai	(87,562)	(170,321)
Real Estate Division	(178,927)	(77,487)
Pari-Mutuel Tax Credits	303,138	295,230
Interest Income	2,372	25,266
Other Income (Expense)	(9,000)	28,901

	30,021	101,588
EARNINGS BEFORE TAXES, INTEREST, DEPRECIATION, AND AMORTIZATION	$466,718	$305,404
DEPRECIATION & AMORTIZATION	(157,395)	(127,769)
INTEREST EXPENSE	(132,074)	(276,638)

NET INCOME (LOSS)	$177,249	$(99,004)

Basic Income (Loss) per Common Share	$0.01	($0.03)
Diluted Income (Loss)per Common Share	$0.01	($0.03)
Weighted Avg Common Shares outstanding	6,189,395	6,189,395

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Net Income	$177,249	$(99,004)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and Amortization	158,747	128,845
Loss on Sale of Assets	16,149	—
Decrease (increase) in Inventory	(8,762)	5,806
Decrease (increase) in Accounts Receivable	(57,846)	550,244
Increase in Real Estate Development	(203,477)	(222,513)
Increase (decrease) in A/P and Accrued Expenses	(715,911)	49,436
Proceeds from the sale of real estate	823,400
Decrease in Deposits on real estate sales	(42,502)	(2,000)

Net cash provided by operating activities	147,047	410,814
Investing Activities:
Purchases of Property and Equipment	(37,811)	(1,515,226)
Decrease (Increase) in Other Assets	34,608	(87,733)

Net proceeds used in investing activities	(3,203)	(1,602,959)
Financing Activities:
Repayment of debt	(496,137)	(433,488)
Proceeds from loans	—	966,449
Dividends Paid	(40,000)	(40,000)

Net cash provided by (used in) financing activities	(536,137)	492,961

NET DECREASE IN CASH	(392,293)	(699,184)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,477,519	1,962,911

CASH AND CASH EQUIVALENTS AT MARCH 31, 2002 AND MARCH 31, 2001	$1,085,226	$1,263,727

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$132,074	$276,637

NOTES TO FINANCIAL STATEMENTS
FLORIDA GAMING CORPORATION
March 31, 2002
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

(2)  SIGNIFICANT ACCOUNTING POLICIES

        Company Background:    Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce and Miami, Florida. The Company also conducts Inter-Track Wagering (ITW) on Jai Alai, horse racing and dog racing from its Ft. Pierce Jai-Alai facility. On November 26, 1997, the Company acquired Tara Club Estates ("Tara"), a residential and commercial real estate development near Atlanta in Walton County, Georgia. The Company intends to market the property to builders or developers.

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

        Approximately 41% of the Company's common stock is controlled by the Company's Chairman either directly or beneficially through his ownership of Freedom Financial Corporation ("Freedom"), a closely held investment company, and approximately 11.4% is controlled by the Company's Chairman pursuant to a voting arrangement for shares owned by the Bank of Oklahoma, Tulsa, OK.

        Cash and Cash Equivalents:    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Property, Plant and Equipment:    Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets.

        Commercial Property Held for Sale:    The Company's investment in land held for resale was $4,110,995 at March 31, 2002. This includes 100 acres of land owned adjoining the Ft. Pierce Jai-Alai facility in the amount of $1,834,516 and approximately 25 acres of commercial property held for sale adjoining the Tara residential property in the amount of $2,176,479.

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

        Income or Loss Per Common Share:    During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earning Per Share, ("SFAS 128"), which requires the computation and disclosure of basic and diluted income (loss) per common share. Basic income (loss) per common share is determined by dividing income (loss), less required dividends declared on preferred shares, and dividends accumulating on cumulative preferred stock divided by the weighted average number of shares of common stock outstanding. Diluted income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options, assuming proceeds are used to repurchase shares pursuant to the treasury stock method plus the weighted average number of shares that would be issued if holders of the Company's preferred stock converted those shares to common stock using the "if converted" method. Diluted loss per common share is not presented when the resulting calculation is antidilutive relative to basic loss per common share.

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

(3)  TAXES

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

        The Company's Tampa Jai-Alai Permit (Fronton closed in 1998) retains such tax credits carried forward totaling $1,362,265. In 1997 Miami Jai Alai had available 1998 pari-mutuel tax credits of $1,606,051. During 1998, Miami utilized credits of $509,714 over two eligible months of operations. Miami was entitled to carry over the unused 1998 credits to 1999 and had an additional credit of $1,330,864 available for recovery, representing the full amount of taxes incurred in 1998. Accordingly, total Miami tax credits carried forward to 1999 were $2,427,201. During 1999, Miami incurred taxes (on handle and admission) of $1,219,042, during 2000, Miami incurred taxes (on handle and admission) of $1,128,321, and during 2001, Miami incurred taxes (on handle and admissions) of $815,055. These taxes were all satisfied by use of available credits. Further Miami's 2001 loss from operations totaled ($495,160) after deducting the state taxes incurred, accordingly, its unused credits totaled $2,652,201. Tax credits are used to satisfy the Company's obligation to pay taxes incurred on handle and admission. Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of the amounts of future tax credits.

(4)  INCOME (LOSS) PER COMMON SHARE

        The net income (loss) per common share for the quarter ended March 31, 2002 and March 31, 2001 was calculated based upon reducing net income (loss) attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net income (loss) per common share for the quarter ended March 31, 2002 and March 31, 2001 was 6,189,395 and 6,189,395, respectively.

        Weighted average equivalent shares on a fully diluted basis for the three months ended March 31, 2002 were 6,303,928 shares, consisting of options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 6,189,395 weighted average common shares. Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the quarter ended March 31, 2001, because the effect would be antidilutive. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

5)    PREFERRED STOCK

CLASS A PREFERRED STOCK

        The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The Company paid the dividend declared June 30, 2000 on December 20, 2001, in cash of $30,272. The Company declared the required dividend for 2001 payable in 2002. Each share of Class A preferred is convertible into .225 shares of common stock at the holder's option. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

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

        During 2000, 1,950 shares of the Series E preferred stock, which formerly carried an automatic conversion feature, were redeemed by the Company and 300 shares were sold in unrelated transactions. Two-hundred (200) of these shares were acquired by Freedom Financial Corporation, a related party. The aggregate purchase price of the shares redeemed (including cumulative dividends) was $2,923,000, consisting of $1,298,000 in cash plus a secured note for $1,625,000 bearing interest at 15% per annum maturing on February 28, 2002. The note was secured by 100 acres of real estate located adjacent to the Fort Pierce Jai-Alai facility. As additional collateral, up to $812,500 of the note was personally guaranteed by the Company's Chairman and CEO, W. Bennett Collett. The note plus accrued interest was paid in fill in November, 2001. The required Series E dividends were declared and paid during 2001.

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

        Freedom Financial Corporation has informed the Company that Isle of Capri owns 27,707 shares of Freedom's 7% Series AA Mandatorily Redeemable Preferred Stock (the "Series AA Stock"). The Series AA Stock is convertible into shares of the Company's Common Stock owned by Freedom at prices ranging from $7.50 per share of Common Stock to $15.00 per share of Common Stock, depending upon the timing of the conversion and possible passage of an amendment to the Florida Constitution permitting casino gaming at the Fronton. The Series AA Stock is convertible into a minimum of 184,713 shares and a maximum of 369,427 shares of the Common Stock. Isle of Capri is the sole holder of the Freedom Series AA Stock.

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

        Leases:    The Company rents totalisator equipment (Autotote) at each fronton under leases which expire October 31, 2005. The totalisator leases require a minimum annual rental at the Miami and Ft. Pierce locations. Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance, under a contract which expires 2005. Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2001 and 2000 was approximately $337,000 and $347,000, respectively. The remaining minimum lease commitments under all operating leases at December 31, 2001 total $351,000 per year ($226,200 at Miami, and $124,800 at Ft. Pierce) and expire in October, 2005.

        The Company's Tara Club Estates subsidiary leases certain heavy construction equipment from a related party, Freedom Financial Corporation under a verbal month-to-month lease agreement. During 2000, the Company made lease payments to Freedom totaling approximately $265,000 and by mutual agreement of the parties, amortized such payment to expense at the rate of $14,500 per month. On June 25, 2001, Freedom sold a piece of the heavy construction equipment as part of the bulk sale of the residential property. The Company now leases various vehicles and heavy construction equipment from Freedom at a cost of $10,000 a month. Accordingly, total lease expense under this lease during 2001 was $147,000 and $30,000 for the first three months of 2002. The Company has a prepaid lease asset of approximately $16,588 at March 31, 2002. The Company capitalizes its expenses under this lease as part of its cost to develop the residential and commercial property owned by the Tara Club Estates subsidiary. Total lease expense capitalized under this arrangement since the lease's inception in 1998 is $585,000.

        On February 17, 1999 The Company sold excess property, comprising of approximately 13 acres, located near the Miami Jai-Alai facility in Miami, FL for $3,668,000. The Company leased back from the purchaser approximately two (2) acres of the property for overflow parking. The lease is for the term of five (5) years at a rental of $5,508 per month.

        Litigation Costs:    Legal fees for settlement costs and fees associated with various lawsuits incurred in the normal course of the Company's business activities during 2001 totaled approximately $137,000. Such costs are included in General & Administrative expenses in the accompanying Statements of Operations.

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

  •
  Centers shall have the option to conduct such operating dates under the Summer Jai-Alai partnership license and permit, or the Miami Jai-Alai permit as Centers may elect.

        The agreement authorizing the Company's use of the permit through June 30, 2001 required a fee of $465,000 of which $315,000 was paid in 2001. The present agreement for use of the permit through June 30, 2002 requires a fee of $345,000 payable in 12 equal installments. SJA distributed $741,760 to the Company during 2001, and the Company's equity in the earnings of SJA totaled $403,853. SJA pari-mutuel tax credits available for recovery in 2002 totaled $1,211,666. The recorded investments in SJA are carried as Other Assets in the accompanying Balance Sheet.

(7)  ACQUISITION OF WJA ASSETS

        On September 12, 1996, the Company acquired secured notes of WJA (the "WJA Notes") with balances aggregating about $20,000,000 from the Bank of Oklahoma, N.A., Tulsa, Oklahoma. The WJA Notes were secured by real estate and improvements consisting of three jai-alai and ITW facilities located at Miami, Tampa and Ocala, Florida (the "WJA Frontons"). Consideration for the WJA Notes was a combination of $2,000,000 in cash, a $6,000,000 promissory note bearing interest at the prime rate, a $1,000,000 non-interest bearing promissory note, and 703,297 shares of the Company's Common Stock.

        On November 25, 1996, the Company, through a wholly-owned subsidiary, Florida Gaming Centers, Inc. ("Centers") entered into an agreement with WJA pursuant to which Centers agreed to acquire title to the three (3) WJA Frontons. The acquisition was consummated as of January 1, 1997. The Fort Pierce Fronton which had been purchased previously from WJA was also transferred into Centers.

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

        During late 2001 and early 2002, the Company and the consulting principals negotiated new agreements. In February, 2002 the Company and Wheeler reached an Agreement to terminate the 2001 Agreement in exchange for a lum-sum settlement of $154,800. The Company and WJA reached a settlement on all unresolved issues on April 22, 2002. The Company agreed to pay Wheeler $200,000, at $20,000 a month with the last payment date January 23, 2003, to settle the dispute over the Asset Purchase Agreement. The Company also paid Wheeler $154,800 to settle the dispute over the Consulting and Noncompetition agreement. The 2001 Donovan agreement continued his consulting and non-competition agreement for payments of $25,000 in December 2001, $216,000 on January 14, 2002 an $1,000 per month for 60 months through December 2007.

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

(9)  REAL ESTATE HELD FOR SALE

        The Company's Tara subsidiary owns a commercial and real estate development called Tara Club Estates (collectively, "Tara" or the "Properties"), all of which is situated in Loganville, Walton County, Georgia. The Tara commercial property comprises raw land of 26 acres and a Clubhouse amenity adjacent to both the commercial and residential properties. There remains 38 developed lots and 110 partially developed lots Tara residential lots.

        The Company's Centers subsidiary also owns land in Ft. Pierce, Florida held for sale as commercial property comprising approximately 100 acres.

(10) RETIREMENT PLAN

        The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.

(11) RELATED PARTY TRANSACTIONS

        On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation ("Freedom"), an affiliate, with the loan to be represented by a promissory note (the "Company Note") bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company's wholly-owned subsidiaries, Florida Gaming Centers, Inc. ("Centers") and Tara Club Estates, Inc. ("Tara") and by a second lien on substantially all of the Company's other assets. The Company Note is guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets. On November 24, 1998, the Company borrowed $1,135,000 from Freedom pursuant to the above arrangement. As of March 31, 2002 the principal balance of the loan was $401,166. The Company Note is due on demand.

        In lieu of salaries for the Chairman/CEO, and the President, the Company pays annual management fees to Freedom of $456,000.

        The Chairman has made a personal demand loan of $45,000 to Tara Club Estates. At March 31, 2002, Tara Club Estates had a receivable from Freedom Financial Corporation of $9,315.

        The Company leases various vehicles and pieces of heavy construction equipment from Freedom at a cost of $10,000 a month. The Company has prepaid $16,588 in equipment rental at March 31, 2002. The Company treats the lease payments as part of the cost of developing the commercial and residential properties.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Florida Gaming Corporation (the "Company") currently owns and operates two jai-alai and inter-track pari-mutuel wagering facilities (each, a "Fronton," and collectively, the "Frontons") located in South and Central Florida. The Company's business consists primarily of its operations at the Frontons, which include, among other things, live jai-alai, inter-track pari-mutuel wagering ("ITW") on jai-alai, thoroughbred racing, harness racing, and dog racing, poker, dominoes, and the sale of food and alcoholic beverages. The Company also owns a third gaming permit which was previously operated by the Company at the Tampa Jai-Alai Fronton in Hillsborough County (Tampa) Florida.

        The Company's Fort Pierce location provides audio, video and Inter-Track Wagering ("ITW") on live inter-track and interstate broadcasting of horse racing, dog racing and jai-alai from around the State of Florida as well as the rest of the country. The Miami location receives limited ITW broadcasts, but broadcasts its jai-alai performances in a satellite to approximately thirty-seven (37) other gaming facilities in Florida, and fourteen (14) facilities in Connecticut. ITW provides significant additional revenue as well as providing additional entertainment for customers.

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

        These Properties consisted of over 100 fully-developed, and 163 partially-developed, single-family residential home sites, a swim and tennis club facility, and 23 acres of partially-developed commercial property. As of December 31, 2001, approximately one-hundred and sixty-five (165) home sites had been sold. The residential sites are presently selling at an average in excess of $48,000 per site. Prior to the acquisition of the Properties by the Company, thirty-nine homes, having a combined market value of approximately $10,000,000 had been constructed and sold by Freedom at an average price of $250,000 each. The Properties are located on the east side of Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits. Located in western Walton County, Georgia, the Properties are approximately three miles east of the Gwinnett County/Walton line. Gwinnett County is inside the fifteen county region which makes up Metropolitan Atlanta. The population of the Atlanta area is now over four million residents and is continuing to increase.

        In April 1999, in order to stimulate lot sales and the construction of new homes in Tara Club Estates, W. Bennett Collett, the Company's Chairman, formed a joint venture called Tara Construction Co. (the "Joint Venture") with a builder. The Joint Venture borrowed $1,200,000 from two commercial banks to finance the purchase of lots and the construction of homes on the lots. The Company sold nine (9) lots to the Joint Venture for an aggregate of $431,000 cash and the Joint Venture pledged the lots to secure the bank loans. The sale of the lots to the Joint Venture resulted in a $212,445 profit to the Company. The Joint Venture in June of 1999, commenced construction of homes on eight (8) of the lots and subsequently sold three (3) of the lots and houses for an aggregate of $880,000, which resulted in a profit of $76,588. The Joint Venture paid $38,294, which was the Chairman's share of the profits, to the Company. The Company advanced $112,100 to the Joint Venture in 1999 and $451,039 to the Joint Venture in 2000, for an aggregate of $563,139, to help finance the construction of houses on five (5) of the lots. In 2001, the Joint Venture transferred to the Company the five (5) lots and houses and one (1) lot subject to the mortgages thereon totaling approximately $954,000. Mr. Collett has agreed to personally indemnify the Company for the loss, if any, resulting from the transaction. As stated above, the Company has already made an aggregate profit on the above-described transaction of $250,739 ($212,445 in 1999 and $38,294 in 2000).

        In June, 2001 the Company completed a bulk sale of 37 developed lots and a 26 acre parcel containing about twenty (20) partially developed lots for a total of $1,392,200. The cost of the sale on the properties was $1,461,143 resulting in a loss on the sale of $68,943. The Company used $375,000 of the sales proceeds to reduce the real estate development loan from $775,000 to $400,000.

        The Company sold three (3) houses in the first quarter of 2002, compared to -0- sales in 2001. The three houses sold for $823,400 at a loss of $74,824.

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

        The Company's Tampa Jai-Alai Permit (Fronton closed in 1998) retains such tax credits carried forward totaling $1,362,265. In 1997 Miami Jai Alai had available 1998 pari-mutuel tax credits of $1,606,051. During 1998, Miami utilized credits of $509,714 over two eligible months of operations. Miami was entitled to carry over the unused 1998 credits to 1999 and had an additional credit of $1,330,864 available for recovery, representing the full amount of taxes incurred in 1998. Accordingly, total Miami tax credits carried forward to 1999 were $2,427,201. During 1999, Miami incurred taxes (on handle and admission) of $1,219,042, during 2000, Miami incurred taxes (on handle and admission) of $1,128,321, and during 2001, Miami incurred taxes (on handle and admissions) of $815,055. These taxes were all satisfied by use of available credits. Further Miami's 2001 loss from operations totaled ($495,160) after deducting the state taxes incurred. Accordingly, its unused credits totaled $2,652,201. Tax credits are used to satisfy the Company's obligation to pay taxes incurred on handle and admission. Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of the amounts of future tax credits.

RESULTS OF OPERATIONS—FIRST QUARTER 2002 COMPARED WITH FIRST QUARTER 2001

        During the quarter ended March 31, 2002, the Company's operations reflects three months' operation of live Jai-Alai performances at Miami and Ft. Pierce. A full schedule of Inter-Track

Wagering ("ITW") was conducted at Ft. Pierce. Miami which offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria.

Handle Analysis

        Total handle (amount of money wagered) for the three months ended March 31, 2002 was $31,145,731 of which $16,736,919 was from live jai-alai wagering and $14,408,812 was from inter-track wagering.

        Total handle (amount of money wagered) for the three months ended March 31, 2001 was $28,283,905 of which $17,900,110 was from live jai-alai wagering and $10,383,795 was from inter-track wagering.

Revenues

        Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended March 31, 2002 were $4,146,621 compared to pari-mutuel revenues of $4,205,988, for the same period in 2001.

        Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended March 31, 2002 were $4,146,621 compared to pari-mutuel revenues of $4,205,988, for the same period in 2001. Revenues for the quarter ended March 31, 2002 ($4,146,621) consisted of $2,923,791 from live Jai-Alai wagering and $1,222,830 from Inter-Track Wagering. Revenues for the quarter ended March 31, 2001 ($4,205,988) consisted of $3,210,277 from live Jai-Alai wagering and $995,711 from Inter-Track Wagering.

        Card room Revenue for the three months ended March 31, 2002 was $80,889. Direct Operating Costs totaled $67,314.

        Admissions income, net of state taxes, for the three month period ended March 31, 2002 was $56,995. This compares to $65,743 for the three month period ended March 31, 2001. Food, beverage and other income for the three months ended March 31, 2002 and March 31, 2001 were $574,068 and $596,208 respectively. Attendance for live jai-alai performances and ITW performances were approximately 184,090 for the three months ended March 31, 2002, decreasing approximately 5,088 from the previous year.

        Total Operating Revenues for the quarter ended March 31, 2002 decreased $111,086 (2%) to $4,858,573 down from $4,969,659 for the same period in 2001. The decrease is due to fewer performances at the Ft. Pierce facility.

General And Administrative Expenses

        The Company's general and administrative expenses were $628,193 and $699,768 for the three months ended March 31, 2002 and March 31, 2001, respectively. The Company's general and administrative expenses and their comparison to the first quarter last year are as follows: Executive salaries were for the quarter ended March 31, 2002 were $128,450 compared to $118,424 for the quarter ended March 31, 2001 (see consulting fees). Professional fees decreased from $106,759 for the first quarter 2001, to $58,912 for the quarter ended March 31, 2002. Consulting fees for the quarter ended March 31, 2002 were $117,375 compared to $167,000 for the quarter ended March 31, 2001. Consulting fees consist of the salaries of the Chairman/CEO and the President of Florida Gaming being replaced by management fees paid to Freedom Financial Corporation for their services. Travel and entertainment expense totaled $63,187 for the first quarter of 2002, compared to $58,123 for the first quarter of 2001. Interest expense totaled $132,074 and $276,638 for the three month period ended

March 31, 2002 and March 31, 2001, respectively. The decrease is largely due to the refinancing in October, 2001.

Operating Expenses

        The Company's operating expenses for the three months ended March 31, 2002 and March 31, 2001 were $3,793,684 and $4,066,077 respectively. The Company's operating expenses and their comparison to the first quarter last year are as follow: Depreciation and amortization expense for the three months ended March 31, 2002 and March 31, 2001, was $157,395 and $127,769 respectively. Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending March 31, 2002 and March 31, 2001, were $1,202,001 and $1,238,216 respectively. The $36,215 decrease is largely due to the cancellation of the annual NAJA tournament Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $267,506 for the three months ended March 31, 2002, compared to $291,685 for three months ended March 31, 2001. The components of the 2002 wagering equipment and expenses were $35,047 in ITW tote, interface, and telephone charges; $87,734 in totalizator equipment rental; $58,000 in satellite charges and $86,724 in camera/television rental. Utilities expense totaled $136,356 and $135,280 respectively, for the three months periods ended March 31, 2002 and March 31, 2001. Program costs totaling $54,113 and $60,454, respectively, are also included in the total operating expenses for the three month period ended March 31, 2002 and 2001. Operating expenses (including payroll costs) for the bar, restaurant, souvenir and concessions costs were $368,860 and $376,010 for the three month periods which ended March 31, 2002 and March 31, 2001, respectively. Operating payrolls and contract labor costs totaled $721,522 and $749,528 for the three month periods ended March 31, 2002 and March 31, 2001, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $721,522, $263,207 was mutuels payroll, $180,048 was maintenance payroll, $21,722 was admissions payroll, $69,893 was office payroll, and $186,652 was security payroll. Mutuels payroll has decreased $21,604 for the three months ended March 31, 2002 compared to the three months ended March 31, 2002, due to decreased staffing at both Miami and Ft. Pierce. Maintenance expense for the three months ended March 31, 2002, totaled $122,086. Advertising expense for the three months ended March 31, 2002, totaled $113,529 compared to $223,452 for the three months ended March 31, 2001. Advertising decreased significantly due to the cancellation of the NAJA tournaments in 2002 that ware held in March 2001.

Other Income

        The Company had other income of $30,021 for the three-month period ended March 31, 2002. Other Income for the quarter ended March 31, 2002 primarily consisted of $303,138 in pari-mutuel tax credits, a loss in the real estate division of $178,927, a loss in Summer Jai-Alai of $87,562, and interest income of $2,372.

Tax Loss Carryforwards

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

Summary of Operations

        The Company had net income of $177,249 or ($.01) per common share, for the three months ended March 31, 2002, compared to a net loss of $99,004 or ($.03) per common share for the three month period ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and cash equivalents at March 31, 2002 was $1,085,226. At March 31, 2002, the Company had an increase in working capital of approximately $551,027 from December 31, 2001.

        During the three months ended March 31, 2002, net cash provided by Company's operating activities was $147,047. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations. Principal revenues were from net pari-mutuel wagering commissions on live Jai-Alai and ITW events.

        During the three months ended March 31, 2002, cash used in investing activities was $3,203.

        During the three months ended March 31, 2002, cash used in financing activities was $536,137. Mortgages on the homes sold in our real estate development were paid off, amounting to $579,919, which reduced the Company short term debt.

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

        In January, 2001, Wheeler-Phoenix, Inc. and WJA Realty Limited Partnership ("WJA") filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Centers and the Company. WJA claimed that Centers has breached Section 2.06(g) of the Assets Purchase Agreement, where Centers is to pay an amount equal to 10% of the gain on any disposition of its significant assets or operations during the ten-year period. The lawsuit states since January 1, 1997, Centers has sold more than $12,000,000 worth of assets for a reported gain of $1,055,912 and Centers has failed to pay WJA for the amount due on the gains. During late 2001 and early 2002, the Company and the consulting principals negotiated new agreements. In February, 2002 the Company and Wheeler reached an Agreement to terminate the 2001 Agreement in exchange for a lump-sum settlement of $154,800, to be paid by March 7, 2002. However, the payment of $154,800 was not made, pending settlement of a disagreement concerning the correct amount of profits (if any) claimed by WJA on the sale of certain assets by the Company. The Company and WJA reached a settlement on all issues on April 22, 2002. The Company agreed to pay Wheeler $200,000, at $20,000 a month with the last payment date January 23, 2003, to settle the dispute over the Asset Purchase Agreement. The Company also paid $154,800 to settle the remaining liability relative to over the Consulting and Noncompetition agreement. The 2001 Donovan agreement continued his consulting and non-competition agreement for payments of $25,000 in December 2001, $216,000 on January 14, 2002 and $1,000 per month for 60 months through December 2007.

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

FLORIDA GAMING CORPORATION (Registrant)
Date: May 15, 2002	By:	/s/ W. B. COLLETT W.B. Collett Chairman of the Board and Chief Executive Officer (Principal Financial Officer)

QuickLinks

INDEX TO FORM 10-QSB
PART I. FINANCIAL INFORMATION
  Item 1.
CONSOLIDATED BALANCE SHEETS
SUMMARY OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities.
  Item 3. Defaults upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES