Form 10QSB
period 2002-06-30
FLORIDA GAMING CORP
filed 2002-08-14
CIK 312065

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

6,189,395 shares of the issuer's Common Stock were outstanding as of the latest practicable date, August 14, 2002.

Transitional Small Business Disclosure Format:

Yes ☐    No ☒

FLORIDA GAMING
CORPORATION

INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$953,444	$1,477,519
Accounts receivable & current portion of notes receivable	411,667	615,814
Inventory (Note 2)	21,567	52,378

Total current assets	$1,386,678	$2,145,711
PROPERTY AND EQUIPMENT:
Land	$3,895,585	$3,895,585
Buildings and Improvements	7,180,595	7,118,769
Furniture, fixtures and equipment	1,836,191	1,794,745

	$12,912,371	$12,809,099
Less accumulated depreciation	(3,292,780)	(3,084,000)

	$9,619,591	$9,725,099
REAL ESTATE HELD FOR SALE	8,199,941	8,800,449
OTHER ASSETS	1,078,720	1,007,354

	$20,284,930	$21,678,613

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
(unaudited)

	June 30, 2002	December 31, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$3,793,086	$4,656,523
Short-term borrowing and current portion of long-term debt	1,761,248	1,891,723

Total current liabilities	$5,554,334	$6,548,246
LONG-TERM LIABILITIES
Long-term portion notes payable	4,479,827	4,879,099
STOCKHOLDERS' EQUITY (See Notes 2,4,5,6, and 7):
Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 33,635 shares issued and outstanding at June 30, 2002 and December 31, 2001	3,363	3,363
Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at June 30, 2002 and December 31, 2001	5	5
Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 300 Shares issued and outstanding at June 30, 2002 and December 31, 2001	30	30
Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at June 30, 2002 and December 31, 2001	200	200
Common stock, $.10 par value, authorized 15,000,000 shares, 6,189,395 issued and Outstanding at June 30, 2002, and December 31, 2001	618,940	618,940
Capital in excess of par value	37,494,923	37,494,923
Accumulated deficit	(27,866,692)	(27,866,193)

Total stockholders' equity	10,250,769	10,251,268

Total liabilities and stockholders' equity	$20,284,930	$21,678,613

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001*	June 30, 2002	June 30, 2001*
HANDLE**
Live Jai-Alai Wagering	$14,575,421	$15,565,138	$31,312,340	$33,465,248
Inter-Track Wagering	13,398,413	9,105,611	27,807,225	19,489,406

	$27,973,834	$24,670,749	$59,119,565	$52,954,654

PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net of State Taxes	$877,686	$949,099	$3,801,477	$4,159,376
Inter-Track Commissions	842,707	675,256	2,065,537	1,670,966

	$1,720,392	$1,624,354	$5,867,014	$5,830,343
OTHER REVENUE
Programs, Food, Beverage and Other	367,646	369,761	941,714	965,969
Cardroom Income	31,089	38,608	111,979	140,329
Admissions Income, net of taxes	33,136	33,942	90,131	99,685

Total Operating Revenue	$2,152,264	$2,066,666	$7,010,838	$7,036,325
EXPENSES
Operating	$1,561,683	$1,656,104	$5,355,367	$5,722,181
General and Administrative	745,615	889,271	1,505,881	1,865,676
Depreciation and Amortization	142,072	127,024	300,818	255,869

	$2,449,370	$2,672,399	$7,162,066	$7,843,726
LOSS FROM OPERATIONS	$(297,106)	$(605,733)	$(151,228)	$(807,400)
OTHER INCOME (EXPENSE)
Summer Jai-Alai	225,166	369,915	137,604	199,594
Real Estate Division	(113,786)	(136,122)	(291,362)	(212,535)
Pari-Mutuel Tax Credits	98,191	98,081	401,328	422,212
Interest Income	1,787	16,941	4,159	42,208
Other Income (Expense)	0	0	(9,000)	0

	211,358	348,815	242,730	451,479
INCOME (LOSS) BEFORE TAXES	$(85,747)	$(256,918)	$91,501	$(355,921)
INCOME TAX EXPENSE	(2,000)	0	(2,000)	0

NET INCOME (LOSS)	$(87,747)	$(256,918)	$89,501	$(355,921)

Basic Income (Loss) per Common Share	$(0.03)	$(0.06)	$0.00	$(0.07)
Diluted Income (Loss) per Common Share	$(0.03)	$(0.06)	$0.00	$(0.07)
Weighted Avg Common Shares outstanding	6,189,395	6,189,395	6,189,395	6,189,395

*2001 figures includes an audit adjustment made at year end for this period

**Handle includes Summer Jai-Alai since the Company operates it at 100%

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net Income	$89,501	$(355,921)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and Amortization	300,818	255,868
Loss on Sale of Assets	26,149	68,941
Decrease in Inventory	30,811	43,289
Decrease in Accounts Receivable	204,147	569,287
Decrease in Real Estate Development	(249,042)	(1,899,592)
Proceeds from the sale of real estate development	823,400	1,392,200
Decrease in A/P and Accrued Expenses	(822,436)	(687,638)
Increase (Decrease) in Deposits on real estate sales	(41,002)	500

Net cash provided by (used in) operating activities	362,347	(613,066)
Investing Activities:
Purchases of Property and Equipment	(103,271)	(24,379)
Decrease (Increase) in Other Assets	(163,404)	606,379

Net proceeds provided by (used in) investing activities	(266,675)	582,000
Financing Activities:
Net long-term debt borrowed (repaid)	(529,747)	77,693
Dividends Paid	(90,000)	(82,666)

Net cash used in financing activities	(619,747)	(4,973)

NET DECREASE IN CASH	(524,075)	(36,039)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,477,519	1,962,911

CASH AND CASH EQUIVALENTS AT JUNE 30, 2002 AND JUNE 30, 2001	$953,444	$1,926,872

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$256,492	$511,980

NOTES TO FINANCIAL STATEMENTS
FLORIDA GAMING CORPORATION
June 30, 2002
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

        Commercial Property Held for Sale:    The Company's investment in commercial property held for resale was $4,010,995 at June 30, 2002. This includes 100 acres of land owned adjoining the Ft. Pierce Jai-Alai facility in the amount of $1,834,516. The Tara Commercial property consists of approximately 27 acres of partially developed land and a clubhouse facility held for sale adjoining the Tara residential property in the amount of $2,176,479.

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

        Reclassification:    Certain 2001 amounts have been reclassified to conform with their 2002 presentation.

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

        By letters dated June 30, 2000 and September 8, 2000 the State of Florida took a contradictory position to the Company's interpretation for the determination of the ITW tax rate on handle and asserted a tax liability of $170,172 as of April 30, 2000. Further the State's computation included only credits approved through 1998. Based on the Company's interpretation, as of April 30, 2000, the Company would have utilized only $2,293,373 of the $2,936,915 available for recovery taxes incurred in 1997 and 1998. On October 6, 2000 and in response to a letter from the Division of Pari-Mutuel Wagering of the State of Florida, the Company filed suit for declaratory relief against the Division/State of Florida contesting the Division's interpretation of the statute. In response to the Company's action, the Division/State filed a motion to dismiss and requested that Florida Gaming Corporation post bond. The court did not grant the motion to dismiss and did not require the Company to post bond as requested by the Division/State of Florida. The Company believes it will prevail should any further litigation be required to resolve this issue.

(4) INCOME (LOSS) PER COMMON SHARE

        The net income (loss) per common share for the quarter ended June 30, 2002 and June 30, 2001 was calculated based upon reducing net income (loss) attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net income (loss) per common share for the quarters ended June 30, 2002 and June 30, 2001 was 6,189,395.

        Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the quarter ended June 30, 2002 and June 30, 2001 because the effect would be antidilutive. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

        The net income (loss) per common share for the six months ended June 30, 2002 and June 30, 2001 was calculated based upon reducing net income (loss) attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net income (loss) per common share for the quarters ended June 30, 2002 and June 30, 2001 was 6,189,395.

        Weighted average equivalent shares on a fully diluted basis for the six months ended June 30, 2002 were 5,688,100 shares, consisting of options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 6,189,395 weighted average common shares. Weighted average shares were not adjusted for common stock equivalents in the determination of diluted earnings per share for the six months ended June 30, 2001, because the effect would be antidilutive. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

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

CLASS B PREFERRED STOCK

        The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration received by the Company upon the initial issuance of each share of the Series B stock was $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. During the period from December 31, 1995 through October, 1999 all except 95 shares of the Series B Convertible Preferred Stock were converted to common stock or redeemed by the Company. During the year ended December 31, 2000, 50 shares of the Class B Preferred were redeemed and the number of authorized shares were reduced to 45. The required dividends were declared and paid on the redeemed shares in December, 2000.

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

        During 2000, 1,950 shares of the Series E preferred stock, which formerly carried an automatic conversion feature, were redeemed by the Company and 300 shares were sold in unrelated transactions. Two-hundred (200) of these shares were acquired by Freedom Financial Corporation, a related party. The aggregate purchase price of the shares redeemed (including cumulative dividends) was $2,923,000, consisting of $1,298,000 in cash plus a secured note for $1,625,000 bearing interest at 15% per annum maturing on February 28, 2002. The note was secured by 100 acres of real estate located adjacent to the Fort Pierce Jai-Alai facility. As additional collateral, up to $812,500 of the note was personally guaranteed by the Company's Chairman and CEO, W. Bennett Collett. The note plus accrued interest was paid in full in November, 2001. The required Series E dividends were declared and paid during 2001.

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

        On August 30, 2001, Isle of Capri filed suit against Freedom Financial Corporation ("Freedom") for failure to comply with the terms of the agreement. Isle of Capri has demanded issuance of cumulative dividends, and states that Freedom was required by the agreement to redeem 40% of the Series AA Preferred Stock. On July 8, 2002 Freedom and Isle of Capri reached an Agreement and the suit was dismissed.

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

        The Company's Tara Club Estates subsidiary leases certain heavy construction equipment from a related party, Freedom Financial Corporation under a verbal month-to-month lease agreement. During 2000, the Company made lease payments to Freedom totaling approximately $265,000 and by mutual agreement of the parties, amortized such payment to expense at the rate of $14,500 per month. On June 25, 2001, Freedom sold a piece of the heavy construction equipment as part of the bulk sale of the residential property. The Company leased various vehicles and heavy construction equipment from Freedom at a cost of $10,000 a month though March 31,2002 when Freedom agreed to reduce the equipment rental fee to $8,000 per month. Accordingly, total lease expense under this lease during 2001 was $147,000 and $54,000 for the first six months of 2002. Freedom has paid the Company back for the prepaid equipment rental and there is no longer a prepaid balance. In preparing the properties for sale, the Company capitalized its expenses under this lease as part of its cost to develop the residential and commercial property owned by the Tara Club Estates subsidiary until March 31, 2002, when the company started to expense the lease payments. Total lease expense capitalized under this arrangement since the lease's inception in 1998 is $615,000.

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

        The profit sharing arrangement with WJA is based on Centers' net profits, before income taxes, as defined. The Company agreed to pay WJA 20% of the cumulative net profits of Centers for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per-year cap described below. The cumulative $1,000,000 cap is equal to the product of $1,000,000 multiplied by the completed number of years in the ten-year period, minus the sum of all amounts previously paid under the 20% profit sharing arrangement. In addition, if Centers has net profits in any calendar year during the ten-year period in excess of $5,000,000, but has not paid WJA a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, Centers will pay WJA 5% of the portion of the net profits on which the 20% payment was not made. No net profit payments will be due for any year after the ten-year period. If, during the ten-year period, Centers disposes of any of its significant assets or operations, then WJA would be entitled to receive an amount equal to 10% of Centers gain (net of related carrying costs), if any, on the disposition.

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

        During late 2001 and early 2002, the Company and the consulting principals negotiated new agreements. In February, 2002 the Company and Wheeler reached an Agreement to terminate the 2001 Agreement in exchange for a lump-sum settlement of $154,800. The Company and WJA reached a settlement on all unresolved issues on April 22, 2002. The Company agreed to pay Wheeler $200,000, at $20,000 a month with the last payment date January 23, 2003, to settle the dispute over the Asset Purchase Agreement. The 2001 Donovan agreement continued his consulting and non-competition agreement for payments of $25,000 in December 2001, $216,000 on January 14, 2002 an $1,000 per month for 60 months through December 2007.

(8) REAL ESTATE HELD FOR SALE

        The Company's Tara subsidiary owns a commercial and real estate development called Tara Club Estates (collectively, "Tara" or the "Properties"), all of which is situated in Loganville, Walton County, Georgia. The Tara commercial property consists of 27 acres of partially-developed land and a Clubhouse facility adjacent to both the commercial and residential properties. The residential property consists of 40 developed lots and 47 acres of partially-developed land. There remains 38 developed lots and 110 partially developed lots Tara residential lots.

        The Company's Centers subsidiary also owns approximately 100 acres of land in Ft. Pierce, Florida held for sale as commercial property.

(9) RETIREMENT PLAN

        The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.

(10) RELATED PARTY TRANSACTIONS

        On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation ("Freedom"), an affiliate, with the loan to be represented by a promissory note (the "Company Note") bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company's wholly-owned subsidiaries, Florida

Gaming Centers, Inc. ("Centers") and Tara Club Estates, Inc. ("Tara") and by a second lien on substantially all of the Company's other assets. The Company Note is guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets. On November 24, 1998, the Company borrowed $1,135,000 from Freedom pursuant to the above arrangement. As of June 30, 2002 the principal balance of the loan was $478,288. The Company Note is due on demand.

        In lieu of salaries for the Chairman/CEO, and the President, the Company pays annual management fees to Freedom of $456,000.

        The Chairman has made a personal demand loan of $45,000 to Tara Club Estates. At June 30, 2002, Tara Club Estates, Inc. owed Freedom Financial Corporation $72,500 for various payments made by Freedom on behalf of Tara.

        In the process of preparing the properties for sale, the Company leases various vehicles and pieces of construction equipment from Freedom at a cost of $8,000 a month. The Company treated the lease payments as part of the cost of developing the commercial and residential properties for the period through March 31, 2002. Beginning in April, 2002, the Company now expenses these lease payments.

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

        The Company's Fort Pierce location provides audio, video and Inter-Track Wagering ("ITW") on live inter-track and interstate broadcasting of horse racing, dog racing and jai-alai from around the State of Florida as well as the rest of the country. The Miami location receives limited ITW broadcasts, but broadcasts its jai-alai performances in a satellite to approximately thirty-seven (37) other gaming facilities in Florida, and fourteen (14) facilities in Connecticut. ITW provides about 50% of the Company's revenue as well as providing additional entertainment for customers.

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

        In late 1996, the county governments of Dade County and Hillsborough County, Florida, passed legislation permitting card rooms to be operated by all pari-mutuel facilities located in those counties. As a result, the Company currently operates a card room at the Miami Jai-Alai. Pursuant to Florida Statute 849.086 the Miami facility conducts low stakes ($10 per hand) poker and dominoes at these facilities two hours prior to, during and two hours following live jai-alai performances. A rake of $.25 per person is the pari-mutuel's revenue from each hand dealt. Domino tables are rented at the rate of $1.50 per half hour per player. Florida state taxes are paid at 10% of this revenue and 4% of the revenues are paid to the Jai-Alai players.

JAI-ALAI INDUSTRY

        The jai-alai industry live handle (money wagered) generally has declined in the last several years, due to increased gaming competition such as Indian Gaming, gambling cruise ships, and the Florida lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in the Company's market areas. Average state-wide on-track handle per performance for the state of Florida fiscal years ended June 30, 2001 and June 30, 2000 was approximately $52,425 and $55,895, respectively. Aggregate live handle, state-wide, for the fiscal year ended June 30, 2001 decreased approximately $3.6 million or 5%. Aggregate live handle for the Company decreased from $64,867,341 in 2000 to $60,887,831 in 2001, a decrease of 6%. For comparison purposes only, the 2000 and 2001 ITW handle figures include SJA, and have omitted Ocala Jai-Alai figures since it was sold July 31, 2000. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future. Because the Company's jai-alai business is tied directly to many, if not all, of the factors which influence the jai-alai industry as a whole, a players strike or the enactment of unfavorable legislation could have an adverse impact on the Company's operations.

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

        These Properties consisted of over 100 fully-developed, and 163 partially-developed, single-family residential home sites, a swim and tennis club facility, and 23 acres of partially-developed commercial property. As of December 31, 2001, approximately one-hundred and sixty-five (165) home sites had been sold. The residential sites are presently selling at an average in excess of $48,000 per site. Prior to the acquisition of the Properties by the Company, thirty-nine homes, having a combined market value of approximately $10,000,000 had been constructed and sold by Freedom at an average price of $250,000 each. The Properties are located on Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits. Located in western Walton County, Georgia, the Properties are approximately three miles east of the Gwinnett County/Walton line. Gwinnett County is inside the fifteen county region which makes up Metropolitan Atlanta. The population of the Atlanta area is now over four million residents and continues to increase.

        In April 1999, in order to stimulate lot sales and the construction of new homes in Tara Club Estates, W. Bennett Collett, the Company's Chairman, formed a joint venture with a builder called Tara Construction Co. (the "Joint Venture"). The Joint Venture borrowed $1,200,000 from two commercial banks to finance the purchase of lots and the construction of homes on the lots. The Company sold nine (9) lots to the Joint Venture for an aggregate of $431,000 cash and the Joint Venture pledged the lots to secure the bank loans. The sale of the lots to the Joint Venture resulted in a $212,445 profit to the Company. In June of 1999, the joint venture commenced construction of homes on eight (8) of the lots and subsequently sold three (3) of the lots and houses for an aggregate of $880,000, which resulted in a profit of $76,588. The Joint Venture paid $38,294, which was the Chairman's share of the profits, to the Company. The Company advanced $112,100 to the Joint Venture in 1999 and $451,039 to the Joint Venture in 2000, for an aggregate of $563,139, to help finance the construction of houses on five (5) of the lots. In 2001, the Joint Venture transferred to the Company the five (5) lots and houses and one (1) lot, subject to the mortgages thereon totaling approximately $954,000. Mr. Collett has agreed to personally indemnify the Company for the loss, if any, resulting from the transaction. As stated above, the Company has already made an aggregate profit on the above-described transaction of $250,739 ($212,445 in 1999 and $38,294 in 2000).

        In June, 2001 the Company completed a bulk sale of 37 developed lots and a 26 acre parcel containing about twenty (20) partially developed lots for a total of $1,392,200. The cost of the sale on the properties was $1,461,143 resulting in a loss on the sale of $68,943. The Company used $375,000 of the sales proceeds to reduce the real estate development loan from $775,000 to $400,000.

        The Company sold three (3) houses in the six months ended June 30, 2002. The three houses sold for $823,400 at a loss of $74,824.

        The Company also announced that in the future it intends to wholesale the balance of the developed and undeveloped real estate to developers and builders. In the past, the Company has acted as the developer and sold residential lots on a retail basis directly to builders and individuals.

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

RESULTS OF OPERATIONS—SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

        During the quarter and six months ended June 30, 2002, the Company's operations reflects four months' operation of live Jai-Alai performances at Miami and Ft. Pierce. A full schedule of Inter-Track Wagering ("ITW") was conducted at Ft. Pierce. The Miami facility offers limited ITW products due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria. The Miami fronton also operates six months of each year (from May 1, through October 31) under the Summer Jai-Alai Partnership Agreement ("SJA"), Accordingly, these numbers do not include the Miami facility for the period from May 1, 2002 through June 30, 2002, since the facility is operated by the Summer Partnership for that period.

Handle Analysis for the Quarter Ended June 30, 2002 compared to the Quarter ended June 30, 2001

        Total handle (amount of money wagered) for the three months ended June 30, 2002 was $14,281,349 of which $5,167,538 was from live jai-alai wagering and $9,113,811 was from inter-track wagering.

        Total handle (amount of money wagered) for the three months ended June 30, 2001 was $12,846,123 of which $5,429,357 was from live jai-alai wagering and $7,416,766 was from inter-track wagering.

Handle Analysis for the Six Months Ended June 30, 2002 compared to the Six Months Ended June 30, 2001

        Total handle for the six months ended June 30, 2002 was $45,427,080 of which $21,904,457 was from live jai-alai wagering and $23,522,623 was from inter-track wagering.

        Total handle (amount of money wagered) for the six months ended June 30, 2001 was $41,130,028 of which $23,329,467 was from live jai-alai wagering and $17,800,561 was from inter-track wagering.

Revenues for the Quarter Ended June 30, 2002 compared to the Quarter ended June 30, 2001

        Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended June 30, 2002 were $1,720,392 compared to pari-mutuel revenues of $1,624,354, for the same period in 2001. Revenues for the quarter ended June 30, 2002 ($1,720,392) consisted of $877,686 from live Jai-Alai wagering and $842,707 from Inter-Track Wagering. Revenues for the quarter ended June 30, 2001 ($1,624,354) consisted of $949,099 from live Jai-Alai wagering and $675,256 from Inter-Track Wagering.

        Card room Revenue for the quarter ended June 30, 2002 was $31,089 compared to $38,608 for the quarter ended June 30, 2001. Direct Operating Costs totaled $21,477.

        Admissions income, net of state taxes, for the quarter ended June 30, 2002 was $33,136. This compares to $33,942 for the quarter ended June 30, 2001. Food, beverage and other income for the three months ended June 30, 2002 and June 30, 2001 were $367,646 and $369,761 respectively. Attendance for live jai-alai performances and ITW performances were approximately 78,147 for the quarter ended June 30, 2002, decreasing approximately 1,424 or 2% from the previous year.

        Total Operating Revenues for the quarter ended June 30, 2002 increased $85,598 (4%) to $2,152,264 up from $2,066,666 for the same period in 2001.

Revenues for the Six Months Ended June 30, 2002 compared to the Six Months ended June 30, 2001

        Pari-mutuel revenues (net of state pari-mutuel taxes) for the six months ended June 30, 2002 were $5,867,014 compared to pari-mutuel revenues of $5,830,343, for the same period in 2001. Revenues for the six months ended June 30, 2002 ($5,867,014) consisted of $3,801,477 from live Jai-Alai wagering and $2,065,537 from Inter-Track Wagering. Revenues for the six months ended June 30, 2001 ($5,830,343) consisted of $4,159,376 from live Jai-Alai wagering and $1,670,966 from Inter-Track Wagering.

        Card room Revenue for the six months ended June 30, 2002 was $111,979. Direct Operating Costs totaled $88,791.

        Admissions income, net of state taxes, for the six month period ended June 30, 2002 was $90,131. This compares to $99,685 for the six month period ended June 30, 2001. Food, beverage and other income for the six months ended June 30, 2002 and June 30, 2001 were $941,714 and $965,969 respectively. Attendance for live jai-alai performances and ITW performances were approximately 262,237 for the six months ended June 30, 2002, decreasing approximately 6,512 from the previous year.

        Total Operating Revenues for the six months ended June 30, 2002 decreased $25,487 to $7,010,838 down from $7,036,325 for the same period in 2001.

General And Administrative Expenses

        The following analysis of General and Administrative expenses in this part of the report compares figures for the three and six months ended June 30, 2002 and June 30, 2001.

General and Administrative for Quarter Ended June 30, 2002 compared to the Quarter Ended June 30, 2001

        The Company's general and administrative expenses were $745,615 and $889,271 for the three months ended June 30, 2002 and June 30, 2001, respectively. The Company's general and administrative expenses and their comparison to the second quarter last year are as follows: Executive salaries were for the quarter ended June 30, 2002 were $145,031 compared to $121,227 for the quarter ended June 30, 2001 (see consulting fees). Professional fees decreased from $69,693 for the second quarter 2001, to $60,697 for the quarter ended June 30, 2002. Consulting fees for the quarter ended June 30, 2002 were $117,375 compared to $177,000 for the quarter ended June 30, 2001. Consulting fees consist of the salaries of the Chairman/CEO and the President of Florida Gaming being replaced by management fees paid to Freedom Financial Corporation for their services. Travel and entertainment expense totaled $64,576 for the second quarter of 2002, compared to $43,139 for the second quarter of 2001. Interest expense totaled $124,418 and $235,342 for the three month period ended June 30, 2002 and June 30, 2001, respectively. The decrease is largely due to the refinancing in October, 2001.

General and Administrative for Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001

        The Company's general and administrative expenses were $1,505,881 and $1,865,676 for the six months ended June 30, 2002 and June 30, 2001, respectively. The Company's general and administrative expenses and their comparison on a six month period in 2002 versus 2001 are as follows: Executive salaries were for the six months ended June 30, 2002 were $273,482 compared to $239,651 for the six months ended June 30, 2001 (see consulting fees). Professional fees decreased from $176,452 for the six months ended June 30, 2001, to $119,608 for the quarter ended June 30, 2002. Professional fees have significantly decreased due to the result of litigation costs being substantially lower. Consulting fees for the six months ended June 30, 2002 were $234,750 compared to $344,000 for the quarter ended June 30, 2001. Consulting fees consist of the salaries of the Chairman/CEO and the President of Florida Gaming being replaced by management fees paid to Freedom Financial Corporation for their services. Travel and entertainment expense totaled $127,763 for the six months ended June 30, 2002, compared to $101,261 for the six months ended June 30, 2001. Interest expense totaled $256,492 and $511,980 for the six month period ended June 30, 2002 and June 30, 2001, respectively. The decrease is largely due to the refinancing in October, 2001.

Operating Expenses

        The following analysis of Operating expenses in this part of the report compares figures for the three and six months ended June 30, 2002 and June 30, 2001.

Operating Expenses for Quarter Ended June 30, 2002 compared to Quarter Ended June 30, 2001

        The Company's operating expenses for the three months ended June 30, 2002 and June 30, 2001 were $1,561,683 and $1,656,104 respectively. The Company's operating expenses and their comparison to the second quarter last year are as follow: Depreciation and amortization expense for the three months ended June 30, 2002 and June 30, 2001, was $142,072 and $127,024 respectively. Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending June 30, 2002 and June 30, 2001, were $973,927 and $947,956 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $127,174 for the three months ended June 30, 2002, compared to $117,001 for three months ended June 30, 2001. The components of the 2002 wagering equipment and expenses were $51,848 in ITW tote, interface, and telephone charges; $27,725 in totalizator equipment rental; $19,000 in satellite charges and $28,601 in camera/television rental. Utilities expense totaled $121,812 and $134,423 respectively, for the three months periods ended June 30, 2002 and June 30, 2001. Program costs totaling $35,261 and $35,467, respectively, are also included in the total operating expenses for the three month period ended June 30, 2002 and 2001. Operating expenses (including payroll costs) for the bar, restaurant, souvenir and concessions costs were $151,562 and $154,449 for the three month periods which ended June 30, 2002 and June 30, 2001, respectively. Operating payrolls and contract labor costs totaled $534,066 and $526,568 for the three month periods ended June 30, 2002 and June 30, 2001, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $534,066, $150,638 was mutuels payroll, $167,679 was maintenance payroll, $6,961 was admissions payroll, $29,964 was office payroll, and $178,824 was security payroll. Maintenance expense for the three months ended June 30, 2002, totaled $84,921. Advertising expense for the three months ended June 30, 2002, totaled $77,034 compared to $108,863 for the three months ended June 30, 2001.

Operating Expenses for Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001

        The Company's operating expenses for the six months ended June 30, 2002 and June 30, 2001 were $5,355,367 and $5,722,181, respectively. The Company's operating expenses and their comparison to the second quarter last year are as follow: Depreciation and amortization expense for the six months ended June 30, 2002 and June 30, 2001, was $300,818 and $255,869 respectively. Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the six months ended June 30, 2002 and June 30, 2001, were $2,175,928 and $2,186,172 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $394,680 for the six months ended June 30, 2002, compared to $408,685 for six months ended June 30, 2001. The components of the 2002 wagering equipment and expenses were $86,895 in ITW tote, interface, and telephone charges; $115,459 in totalizator equipment rental; $77,000 in satellite charges and $115,325 in camera/television rental. Utilities expense totaled $253,634 and $265,516 respectively, for the six months periods ended June 30, 2002 and June 30, 2001. Program costs totaling $89,374 and $95,921, respectively, are also included in the total operating expenses for the six month period ended June 30, 2002 and 2001. Operating expenses (including payroll costs) for the bar, restaurant, souvenir and concessions costs were $520,422 and $530,459 for the six month periods which ended June 30, 2002 and June 30, 2001, respectively. Operating payrolls and contract labor costs totaled $1,255,588 and $1,276,096 for the six month periods ended June 30, 2002 and June 30, 2001, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the

$1,255,588, $413,845 was mutuels payroll, $347,727 was maintenance payroll, $28,683 was admissions payroll, $99,857 was office payroll, and $365,476 was security payroll.    Maintenance expense for the six months ended June 30, 2002, totaled $172,471.    Advertising expense for the six months ended June 30, 2002, totaled $190,563 compared to $332,315 for the six months ended June 30, 2001. Advertising decreased significantly due to the cancellation of the NAJA tournaments in 2002 that were held in 2001.

Other Income

        The Company had other income of $211,358 for the three-month period ended June 30, 2002. Other Income for the quarter ended June 30, 2002 primarily consisted of $98,191 in pari-mutuel tax credits, a loss in the real estate division of $113,786, income in Summer Jai-Alai of $225,166, and interest income of $1,787.

        The Company had other income of $242,730 for the six-month period ended June 30, 2002. Other Income for the six months ended June 30, 2002 primarily consisted of $401,328 in pari-mutuel tax credits, a loss in the real estate division of $291,362, income in Summer Jai-Alai of $137,604, and interest income of $4,159.

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

Summary of Operations

        The Company had a net loss of $87,747 or ($.03) per common share, for the three months ended June 30, 2002, compared to a net loss of $256,918 or ($.06) per common share for the three month period ended June 30, 2001.

        The Company had net income of $89,501 or ($.00) per common share, for the six months ended June 30, 2002, compared to a net loss of $355,921 or ($.07) per common share for the six month period ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and cash equivalents at June 30, 2002 was $953,444. At June 30, 2002, the Company had an increase in working capital of approximately $234,879 from December 31, 2001.

        During the six months ended June 30, 2002, net cash provided by the Company's operating activities was $362,348. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations. Principal revenues were from net pari-mutuel wagering commissions on live Jai-Alai and ITW events.

        During the six months ended June 30, 2002, cash used in investing activities was $266,675.

        During the six months ended June 30, 2002, cash used in financing activities was $619,747. Mortgages on the homes sold in the real estate development were paid off, amounting to $579,919, which reduced the short term debt.

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

        In January, 2001, Wheeler-Phoenix, Inc. and WJA Realty Limited Partnership ("WJA") filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Centers and the Company. WJA claimed that Centers has breached Section 2.06(g) of the Assets Purchase Agreement, where Centers is to pay an amount equal to 10% of the gain on any disposition of its significant assets or operations during the ten-year period. The Company and WJA reached a settlement on all issues on April 22, 2002. The Company agreed to pay Wheeler $200,000, at $20,000 a month with the last payment date January 23, 2003, to settle the dispute over the Asset Purchase Agreement. The Company also paid Roger Wheeler, Jr. $154,800 to settle the remaining liability relative to the Consulting and Noncompetition Agreement. In December 2001, the Company settled Donovan Consulting Agreement by paying $25,000 in December, 2001, $216,000 in January 2002, and $1,000 per month for 60 months through December 2007.

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

FLORIDA GAMING CORPORATION (Registrant)
Date: August 14, 2002	By:	/s/ W. B. COLLETT W. B. Collett Chairman of the Board, Chief Executive Officer, and Chief Financial Officer

CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that this periodic report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Florida Gaming Corporation.

/s/ W. BENNETT COLLETT W. Bennett Collett Chairman, Chief Executive Officer, and Chief Financial Officer

QuickLinks

FLORIDA GAMING CORPORATION INDEX TO FORM 10-QSB
  PART I. FINANCIAL INFORMATION
  Item 1.
FLORIDA GAMING CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited)
FLORIDA GAMING CORPORATION SUMMARY OF OPERATIONS (UNAUDITED)
FLORIDA GAMING CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NOTES TO FINANCIAL STATEMENTS FLORIDA GAMING CORPORATION June 30, 2002 (unaudited)
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