Form 10-Q
period 2002-09-30
FLORIDA GAMING CORP
filed 2002-11-14
CIK 312065

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

F O R M 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

Commission file number 0-9099

FLORIDA GAMING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	59-1670533
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
3500 NW 37th Avenue, Miami, Florida	33142-0000
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code (305) 633-6400

Former name, former address and former fiscal year, if changed since last report N/A

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

        6,189,395 shares of the issuer's Common Stock were outstanding as of the latest practicable date, November 14, 2002.

        Transitional Small Business Disclosure Format: YES ☐ NO ☒

FLORIDA GAMING
CORPORATION
INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.

FLORIDA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$962,231	$1,477,519
Accounts receivable & current portion of notes receivable	364,008	615,814
Inventory (Note 2)	20,525	52,378

Total current assets	$1,346,764	$2,145,711
PROPERTY AND EQUIPMENT:
Land	$3,895,585	$3,895,585
Buildings and Improvements	7,183,494	7,118,769
Furniture, fixtures and equipment	1,842,759	1,794,745

	$12,921,838	$12,809,099
Less accumulated depreciation	(3,396,728)	(3,084,000)

	$9,525,111	$9,725,099
REAL ESTATE HELD FOR SALE	8,181,174	8,800,449
OTHER ASSETS	1,276,940	1,007,354

	$20,329,988	$21,678,613

FLORIDA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2002	December 31, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$4,037,117	$4,656,523
Short-term borrowing and current portion of long-term debt	1,552,761	1,891,723

Total current liabilities	$5,589,878	$6,548,246
LONG-TERM LIABILITIES
Long-term portion notes payable	4,711,693	4,879,099
STOCKHOLDERS' EQUITY (See Notes 2,4,5,6, and 7):
Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 33,635 shares issued and outstanding at September 30, 2002 and December 31, 2001	3,363	3,363
Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at September 30, 2002 and December 31, 2001	5	5
Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 300 Shares issued and outstanding at September 30, 2002 and December 31, 2001	30	30
Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at September 30, 2002 and December 31, 2001	200	200
Common stock, $.10 par value, authorized 15,000,000 shares, 6,189,395 issued and Outstanding at September 30, 2002, and December 31, 2001	618,940	618,940
Capital in excess of par value	37,494,923	37,494,923
Accumulated deficit	(28,089,044)	(27,866,193)

Total stockholders' equity	10,028,417	10,251,268

Total liabilities and stockholders' equity	$20,329,988	$21,678,613

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION

SUMMARY OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	*Sept. 30, 2001
HANDLE**
Live Jai-Alai Wagering	$13,723,298	$13,841,232	$45,035,638	$47,306,480
Inter-Track Wagering	11,635,719	8,583,024	39,442,944	28,072,430

	$25,359,017	$22,424,256	$84,478,582	$75,378,910
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net of State Taxes	$32,813	$34,787	$3,834,290	$4,194,163
Inter-Track Commissions	615,009	510,108	2,680,546	2,181,074

	$647,823	$544,894	$6,514,836	$6,375,237
OTHER REVENUE
Programs, Food, Beverage and Other	274,507	275,870	1,216,222	1,241,839
Cardroom Income	6,558	6,635	118,537	146,963
Admissions Income, net of taxes	25,014	28,161	115,145	127,847

Total Operating Revenue	$953,902	$855,561	$7,964,740	$7,891,886
EXPENSES
Operating	$460,579	$459,191	$5,815,946	$6,181,372
General and Administrative	741,247	855,871	2,247,129	2,721,547
Depreciation and Amortization	146,234	120,172	447,052	376,041

	$1,348,060	$1,435,234	$8,510,126	$9,278,959
LOSS FROM OPERATIONS	$(394,158)	$(579,673)	$(545,387)	$(1,387,073)

OTHER INCOME (EXPENSE)
Summer Jai-Alai	327,073	433,430	464,677	633,024
Real Estate Division	(117,969)	(53,192)	(409,331)	(265,726)
Pari-Mutuel Tax Credits	0	0	401,328	406,212
Interest Income	1,704	8,889	5,863	51,097
Other Income (Expense)	9,000	(16,000)	0	0

	$219,807	$373,128	$462,537	$824,607

LOSS BEFORE TAXES	$(174,351)	$(206,545)	$(82,850)	$(562,466)

INCOME TAX EXPENSE	0	(41,113)	(2,000)	(41,113)

NET LOSS	$(174,351)	$(247,658)	$(84,850)	$(603,579)

Basic Loss per Common Share	$(0.04)	$(0.05)	$(0.02)	$(0.11)
Diluted Loss per Common Share	$(0.04)	$(0.05)	$(0.02)	$(0.11)
Weighted Avg Common Shares outstanding	6,189,395	6,189,395	6,189,395	6,189,395

*
2001 figures include an audit adjustment made at year end for this period

**
Handle figures include Summer Jai-Alai

FLORIDA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Sept. 30 2002	Sept. 30 2001
Cash flows from operating activities:
Net Loss	$(84,850)	$(603,579)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and Amortization	447,052	376,040
Loss on Sale of Assets	69,422	68,941
Decrease in Inventory	31,853	56,373
Decrease in Accounts Receivable	251,806	632,285
Decrease in Real Estate Development	(257,970)	(1,765,644)
Proceeds from the sale of real estate development	823,400	1,392,200
Decrease in A/P and Accrued Expenses	(597,405)	(568,585)
Decrease in Deposits on real estate sales	(22,002)	(500)

Net cash provided by (used in) operating activities	661,306	(412,469)
Investing Activities:
Purchases of Property and Equipment	(128,316)	(37,199)
Decrease (Increase) in Other Assets	(403,909)	395,059

Net proceeds provided by (used in) investing activities	(532,225)	357,860
Financing Activities:
Repayment of Debt	(506,368)	(225,050)
Dividends Paid	(138,000)	(133,333)

Net cash used in financing activities	(644,368)	(358,383)

NET DECREASE IN CASH	(515,288)	(412,992)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,477,519	1,962,911

CASH AND CASH EQUIVALENTS AT SEPT. 30, 2002 AND SEPT. 30, 2001	$962,231	$1,549,919

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$418,981	$722,386

NOTES TO FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION

September 30, 2002

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

        Commercial Property Held for Sale:    The Company's investment in commercial property held for resale was $4,010,995 at September 30, 2002. This includes 100 acres of land owned adjoining the Ft. Pierce Jai-Alai facility. The Tara commercial property consists of 27 acres of partially developed land and a clubhouse facility held for sale adjoining the Tara residential property in the amount of $2,301,479. Subsequent to September 30, 2002, the Company sold approximately 25 acres of partially developed land for $1,849,087. The sale consisted of $438,551 in cash and a first mortgage note receivable of $1,386,816. The Company recorded a net profit of $59,087 on the transaction. The Note will bear no interest until May 1, 2003, thereafter, the interest shall accrue at the rate of 6% per annum, and interest only shall be due quarterly until February 1, 2005, and a final installment of interest only on May 1, 2005; thereafter, the note will be payable in quarterly installments of principal and interest with a final payment being due November 1, 2005. Borrower shall have the option of extending quarterly payments of principal and interest an additional four years.

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

(4)  LOSS PER COMMON SHARE

        The net loss per common share for the quarter ended September 30, 2002 and September 30, 2001 was calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net income (loss) per common share for the quarters ended September 30, 2002 and September 30, 2001 was 6,189,395.

        Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the quarter ended September 30, 2002 and September 30, 2001 because the effect would be antidilutive. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

        The net loss per common share for the nine months ended September 30, 2002 and September 30, 2001 was calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended September 30, 2002 and September 30, 2001 was 6,189,395.

        Weighted average shares were not adjusted for common stock equivalents in the determination of diluted earnings per share for the quarter and nine months ended September 30, 2002, because the effect would be antidilutive. Weighted average shares were not adjusted for common stock equivalents in the determination of diluted earnings per share for the quarter and nine months ended September 30, 2002, because the effect would be antidilutive. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

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

        The Company's Tara Club Estates subsidiary leases certain heavy construction equipment from a related party, Freedom Financial Corporation under a verbal month-to-month lease agreement. During 2000, the Company made lease payments to Freedom totaling approximately $265,000 and by mutual agreement of the parties, amortized such payment to expense at the rate of $14,500 per month. On June 25, 2001, Freedom sold a portion of the equipment as part of the bulk sale of the residential property. The Company leased various vehicles and heavy construction equipment from Freedom at a cost of $10,000 a month though March 31,2002 when Freedom agreed to reduce the equipment rental fee to $8,000 per month. Accordingly, total lease expense under this lease during 2001 was $147,000 and $54,000 for the first six months of 2002. In preparing the properties for sale, the Company capitalized its expenses under this lease as part of its cost to develop the residential and commercial properties owned by the Tara Club Estates subsidiary until March 31, 2002, when the company started to expense the lease payments. Total lease expense capitalized under this arrangement since the lease's inception in 1998 is $615,000.

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

(8)  REAL ESTATE HELD FOR SALE

        The Company's Tara subsidiary owns a commercial and residential estate development called Tara Club Estates (collectively, "Tara" or the "Properties"), all of which is situated in Loganville, Walton County, Georgia. The Tara commercial property consists of 27 acres of partially developed land and a Clubhouse facility adjacent to both the commercial and residential properties. The residential property consists of 40 developed lots and 47 acres of partially-developed land. There remains 38 developed lots and 106 partially developed lots Tara residential lots. Subsequent to September 30, 2002, the Company sold the approximately 25 acres of partially developed land for $1,849,087. The sale consisted of $438,551 in cash and a first mortgage note receivable of $1,386,816. The Company recorded a net profit of $59,087 on the transaction.

        The Company's also owns approximately 100 acres of land in Ft. Pierce, Florida held for sale as commercial property.

(9)  RETIREMENT PLAN

        The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.

(10) RELATED PARTY TRANSACTIONS

        On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation ("Freedom"), an affiliate, with the loan to be represented by a promissory note (the "Company Note") bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company's wholly-owned subsidiaries, Florida Gaming Centers, Inc. ("Centers") and Tara Club Estates, Inc. ("Tara") and by a second lien on substantially all of the Company's other assets. The Company Note is guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets. On November 24, 1998, the Company borrowed $1,135,000 from Freedom pursuant to the above arrangement. As of September 30, 2002 the principal balance of the loan was $473,288. The Company Note is due on demand.

        In lieu of salaries for the Chairman/CEO, and the President, the Company pays annual management fees to Freedom of $456,000.

        The Chairman has made a personal demand loan of $45,000 to Tara Club Estates. At September 30, 2002, Tara Club Estates, Inc. owed Freedom Financial Corporation $87,500 for various payments made by Freedom on behalf of Tara.

        In the process of preparing the properties for sale, the Company leases various vehicles and pieces of construction equipment from Freedom at a cost of $8,000 a month. The Company treated the lease payments as part of the cost of developing the commercial and residential properties for the period through March 31, 2002. Beginning in April, 2002, the Company has expensed these lease payments.

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

        These Properties consisted of over 100 fully-developed, and 163 partially-developed, single-family residential home sites, a swim and tennis club facility, 27 acres of partially-developed commercial property, a clubhouse, olympic swimming pool and tennis courts. As of December 31, 2001, approximately one-hundred and sixty-five (165) home sites had been sold. The residential sites are presently selling at an average in excess of $48,000 per site. Prior to the acquisition of the Properties by the Company, thirty-nine homes, having a combined market value of approximately $10,000,000 had been constructed and sold by Freedom at an average price of $250,000 each. The Properties are located on Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits.

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

        The Company sold three (3) houses in the nine months ended September 30, 2002. The three houses sold for $823,400 at a loss of $74,824. The Company sold one (1) lot for $45,000 for the three months ended September 30, 2002, with a lot cost of $29,737, which resulted in a gain of $15,263. Subsequent to September 30, 2002, the Company sold approximately 25 acres of partially developed land for $1,849,087. The sale consisted of $438,551 in cash and a first mortgage note receivable of $1,386,816. The Company recorded a net profit of $59,087 on the transaction. The Note will bear no interest until May 1, 2003, thereafter, the interest shall accrue at the rate of 6% per annum, and interest only shall be due quarterly until February 1, 2005, and a final installment of interest only on May 1, 2005; thereafter, the note will be payable in quarterly installments of principal and interest with a final payment being due November 1, 2005. Borrower shall have the option of extending quarterly payments of principal and interest an additional four years.

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

RESULTS OF OPERATIONS—THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001

        During the quarter and nine months ended September 30, 2002, the Company's operations reflects four months' operation of live Jai-Alai performances at Miami and Ft. Pierce. A full schedule of Inter-Track Wagering ("ITW") was conducted at Ft. Pierce. The Miami facility offers limited ITW products due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria. The Miami fronton also operates six months of each year (from May 1, through October 31) under the Summer Jai-Alai Partnership Agreement ("SJA"), Accordingly, these numbers do not include the Miami facility for the period from May 1, 2002 through September 30, 2002, since the facility is operated by the Summer Partnership for that period.

Handle Analysis for the Quarter Ended September 30, 2002 compared to the Quarter ended September 30, 2001

        Total handle (amount of money wagered) for the three months ended September 30, 2002 was $5,465,217 from inter-track wagering.

        Total handle (amount of money wagered) for the three months ended September 30, 2001 was $6,068,983 from inter-track wagering.

Handle Analysis for the Nine Months Ended September 30, 2002 compared to the Nine Months Ended September 30, 2001

        Total handle for the nine months ended September 30, 2002 was $50,892,297 of which $21,904,457 was from live jai-alai wagering and $28,987,840 was from inter-track wagering.

        Total handle (amount of money wagered) for the nine months ended September 30, 2001 was $47,199,011 of which $23,329,467 was from live jai-alai wagering and $23,869,544 was from inter-track wagering.

Revenues for the Quarter Ended September 30, 2002 compared to the Quarter ended September 30, 2001

        Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended September 30, 2002 were $647,823 compared to pari-mutuel revenues of $544,894, for the same period in 2001. Pari-Mutuel Revenues for the quarter ended September 30, 2002 ($647,823) consisted of $32,813 from live Jai-Alai wagering and $615,009 from Inter-Track Wagering. Revenues for the quarter ended September 30, 2001 ($544,894) consisted of $34,787 from live Jai-Alai wagering and $510,108 from Inter-Track Wagering.

        Card room Revenue for the quarter ended September 30, 2002 was $6,558 compared to $6,635 for the quarter ended September 30, 2001.

        Admissions income, net of state taxes, for the quarter ended September 30, 2002 was $25,014. This compares to $28,161 for the quarter ended September 30, 2001. Food, beverage and other income for the three months ended September 30, 2002 and September 30, 2001 were $274,507 and $275,870 respectively. Attendance for ITW performances were approximately 27,432 for the quarter ended September 30, 2002, decreasing approximately 1,452 from the previous year.

        Total Operating Revenues for the quarter ended September 30, 2002 increased $98,341 (12%) to $953,902 up from $855, 561 for the same period in 2001.

Revenues for the Nine Months Ended September 30, 2002 compared to the Nine Months ended September 30, 2001

        Pari-mutuel revenues (net of state pari-mutuel taxes) for the nine months ended September 30, 2002 were $6,514,836 compared to pari-mutuel revenues of $6,375,237, for the same period in 2001. Revenues for the nine months ended September 30, 2002 ($6,514,836) consisted of $3,834,290 from live Jai-Alai wagering and $2,680,546 from Inter-Track Wagering. Revenues for the nine months ended September 30, 2001 ($6,375,237) consisted of $4,194,163 from live Jai-Alai wagering and $2,181,074 from Inter-Track Wagering.

        Card room Revenue for the nine months ended September 30, 2002 was $118,537. This compares to $146,963 for the nine months ended September 30, 2001 Direct Operating Costs totaled $88,791 and $95,647 for the nine months ended September 30, 2002 and September 30, 2001, respectively.

        Admissions income, net of state taxes, for the nine month period ended September 30, 2002 was $115,145. This compares to $127,847 for the nine month period ended September 30, 2001. Food, beverage and other income for the nine months ended September 30, 2002 and September 30, 2001 were $1,216,222 and $1,241,839, respectively. Attendance for live jai-alai performances and ITW performances were approximately 289,669 for the nine months ended September 30, 2002, decreasing approximately 7,964 from the previous year.

        Total Operating Revenues for the nine months ended September 30, 2002 increased $72,854 to $7,964,740 up from $7,891,886 for the same period in 2001.

General And Administrative Expenses

        The following analysis of General and Administrative expenses in this part of the report compares figures for the three and nine months ended September 30, 2002 and September 30, 2001.

General and Administrative for Quarter Ended September 30, 2002 compared to the Quarter Ended September 30, 2001

        The Company's general and administrative expenses were $741,247 and $855,871 for the three months ended September 30, 2002 and September 30, 2001, respectively. The Company's general and administrative expenses and their comparison to the third quarter last year are as follows: Executive salaries were for the quarter ended September 30, 2002 were $145,243 compared to $122,250 for the quarter ended September 30, 2001 (see consulting fees). Professional fees decreased from $66,090 for the third quarter 2001, to $24,812 for the quarter ended September 30, 2002. Consulting fees for the quarter ended September 30, 2002 were $117,375 compared to $167,000 for the quarter ended September 30, 2001. Consulting fees consist of the salaries of the Chairman/CEO and President of Florida Gaming being replaced by management fees paid to Freedom Financial Corporation for his services. Travel and entertainment expense totaled $65,292 for the third quarter of 2002, compared to $50,838 for the third quarter of 2001. Interest expense totaled $162,489 and $210,406 for the three month period ended September 30, 2002 and September 30, 2001, respectively. The decrease is largely due to the refinancing in October, 2001.

General and Administrative for Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

        The Company's general and administrative expenses were $2,247,129 and $2,721,547 for the nine months ended September 30, 2002 and September 30, 2001, respectively. The Company's general and administrative expenses and their comparison on a nine month period in 2002 versus 2001 are as follows: Executive salaries were for the nine months ended September 30, 2002 were $418,725 compared to $361,901 for the nine months ended September 30, 2001 (see consulting fees).

Professional fees decreased from $242,542 for the nine months ended September 30, 2001, to $144,421 for the quarter ended September 30, 2002, a decrease of $98,121 (40%). Professional fees have significantly decreased due to the result of litigation costs being substantially lower. Consulting fees for the nine months ended September 30, 2002 were $256,004 compared to $272,769 for the nine months ended September 30, 2001. Consulting fees consist of the salaries of the Chairman/CEO and the President of Florida Gaming being replaced by management fees paid to Freedom Financial Corporation for their services. Travel and entertainment expense totaled $193,054 for the nine months ended September 30, 2002, compared to $152,099 for the nine months ended September 30, 2001. Interest expense totaled $418,981 and $722,386 for the nine month period ended September 30, 2002 and September 30, 2001, respectively. The decrease is largely due to the refinancing in October, 2001.

Operating Expenses

        The following analysis of Operating expenses in this part of the report compares figures for the three and nine months ended September 30, 2002 and September 30, 2001.

Operating Expenses for Quarter Ended September 30, 2002 compared to Quarter Ended September 30, 2001

        The Company's operating expenses for the three months ended September 30, 2002 and September 30, 2001 were $460,579 and $459,191 respectively. The Company's operating expenses and their comparison to the second quarter last year are as follow: Depreciation and amortization expense for the three months ended September 30, 2002 and September 30, 2001, was $146,234 and $120,172 respectively. Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending September 30, 2002 and September 30, 2001, were $837,342 and $787,003 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $52,238 for the three months ended September 30, 2002, compared to $38,832 for three months ended September 30, 2001. The components of the 2002 wagering equipment and expenses were $52,238 in ITW tote, interface, and telephone charges. Utilities expense totaled $139,104 and $152,909 respectively, for the three months periods ended September 30, 2002 and September 30, 2001. Program costs totaling $24,668 and $21,565, respectively, are also included in the total operating expenses for the three month period ended September 30, 2002 and 2001. Operating expenses (including payroll costs) for the bar, restaurant, souvenir and concessions costs were $49,458 and $49,995 for the three month periods which ended September 30, 2002 and September 30, 2001, respectively. Operating payrolls and contract labor costs totaled $439,481 and $445,534 for the three month periods ended September 30, 2002 and September 30, 2001, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $439,481, $90,239 was mutuels payroll, $166,873 was maintenance payroll, $10,133 was office payroll, and $172,237 was security payroll. Maintenance expense for the three months ended September 30, 2002, totaled $83,393. Advertising expense for the three months ended September 30, 2002, totaled $31,380 compared to $16,873 for the three months ended September 30, 2001.

Operating Expenses for Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

        The Company's operating expenses for the nine months ended September 30, 2002 and September 30, 2001 were $5,815,946 and $6,181,372, respectively. The Company's operating expenses and their comparison to the nine months last year are as follow: Depreciation and amortization expense for the nine months ended September 30, 2002 and September 30, 2001, was $447,052 and $376,041 respectively. Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the nine months ended September 30, 2002 and September 30, 2001, were $3,013,270 and $2,973,175 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $446,918 for the nine months ended September 30, 2002, compared to $447,517 for nine months ended September 30, 2001. The components of the 2002 wagering equipment and expenses were $139,133 in ITW tote, interface, and telephone charges; $115,459 in totalizator equipment rental; $77,000 in satellite charges and $115,325 in camera/television rental. Utilities expense totaled $392,738 and $418,425 respectively, for the nine months periods ended September 30, 2002 and September 30, 2001. Program costs totaling $114,042 and $117,486, respectively, are also included in the total operating expenses for the nine month period ended September 30, 2002 and 2001. Operating expenses (including payroll costs) for the bar, restaurant, souvenir and concessions costs were $569,880 and $580,453 for the nine month periods which ended September 30, 2002 and September 30, 2001, respectively. Operating payrolls and contract labor costs totaled $1,695,069 and $1,721,630 for the nine month periods ended September 30, 2002 and September 30, 2001, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $1,695,069, $504,084 was mutuels payroll, $514,599 was maintenance payroll, $28,683 was admissions payroll, $109,991 was office payroll, and $537,713 was security payroll. Maintenance expense for the nine months ended September 30, 2002, totaled $253,864. Advertising expense for the nine months ended September 30, 2002, totaled $221,943 compared to $349,188 for the nine months ended September 30, 2001. Advertising decreased significantly due to the cancellation of the NAJA tournaments in 2002 that were held in 2001.

Other Income

        The Company had other income of $219,807 for the three-month period ended September 30, 2002. Other Income for the quarter ended September 30, 2002 primarily consisted of a loss in the real estate division of $117,969, income in Summer Jai-Alai of $327,073, and interest income of $1,704.

        The Company had other income of $462,537 for the nine-month period ended September 30, 2002. Other Income for the nine months ended September 30, 2002 primarily consisted of $401,328 in pari-mutuel tax credits, a loss in the real estate division of $409,331, income in Summer Jai-Alai of $464,677 and interest income of $5,863.

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

Summary of Operations

        The Company had a net loss of $174,351 or ($.04) per common share, for the three months ended September 30, 2002, compared to a net loss of $247,658 or ($.05) per common share for the three month period ended September 30, 2001.

        The Company had a net loss of $84,850 or ($.02) per common share, for the nine months ended September 30, 2002, compared to a net loss of $603,579 or ($.11) per common share for the nine month period ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and cash equivalents at September 30, 2002 was $962,231. At September 30, 2002, the Company had an increase in working capital of approximately $159,421 from December 31, 2001.

        During the nine months ended September 30, 2002, net cash provided by the Company's operating activities was $661,306. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations. Principal revenues were from net pari-mutuel wagering commissions on live Jai-Alai and ITW events.

        During the nine months ended September 30, 2002, cash used in investing activities was $532,225.

        During the nine months ended September 30, 2002, cash used in financing activities was $644,368. Mortgages on the homes sold in the real estate development were paid off, amounting to $579,919, which reduced short term debt.

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

ITEM 3. CONTROLS AND PROCEDURES

        As of a date (the "Evaluation Date") within 90 days prior to this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date the Company's disclosure controls and procedures were effective to timely alert them to material information required to be included in the Company's Exchange Act filings. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

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

        In January, 2001, Wheeler-Phoenix, Inc. and WJA Realty Limited Partnership ("WJA") filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Centers and the Company. WJA claimed that Centers has breached Section 2.06(g) of the Assets Purchase Agreement, where Centers is to pay an amount equal to 10% of the gain on any disposition of its significant assets or operations during the ten-year period. The Company and WJA reached a settlement on all issues on April 22, 2002. The Company agreed to pay Wheeler $200,000, at $20,000 a month with the last payment date January 23, 2003, to settle the dispute over the Asset Purchase Agreement. The Company also paid Roger Wheeler, Jr. $154,800 to settle the remaining liability relative to the Consulting and Noncompetition Agreement. In December 2001, the Company settled the Donovan Consulting Agreement by paying $25,000 in December, 2001, $216,000 in January 2002, and $1,000 per month for 60 months through December 2007.

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

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

    Exhibit 99.1-Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of the Corporation.

    Exhibit 99.2-Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of the Corporation.

  b)
  Reports on Form 8-K.

    None.

FLORIDA GAMING CORPORATION
SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION (Registrant)
Date: November 14, 2002	By:	/s/ W. B. COLLETT W.B. Collett Chairman of the Board and Chief Executive Officer
Date: November 14, 2002	By:	/s/ KIMBERLY THARP Kimberly Tharp Chief Financial Officer

CERTIFICATIONS

        I, W. B. COLLETT certify that:

1)
I have reviewed this quarterly report on Form 10-QSB of Florida Gaming Corporation;

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002
/s/ W. B. COLLETT Chairman and Chief Executive Officer

CERTIFICATIONS

        I, KIMBERLY THARP, certify that:

1)
I have reviewed this quarterly report on Form 10-QSB of Florida Gaming Corporation;

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
)  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002
/s/ KIMBERLY THARP Chief Financial Officer

QuickLinks

FLORIDA GAMING CORPORATION INDEX TO FORM 10-QSB
PART I. FINANCIAL INFORMATION
  Item 1.
FLORIDA GAMING CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited)
FLORIDA GAMING CORPORATION CONSOLIDATED BALANCE SHEETS (unaudited)
FLORIDA GAMING CORPORATION SUMMARY OF OPERATIONS (UNAUDITED)
FLORIDA GAMING CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NOTES TO FINANCIAL STATEMENTS FLORIDA GAMING CORPORATION September 30, 2002 (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities.
  Item 3. Defaults upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
FLORIDA GAMING CORPORATION SIGNATURES
CERTIFICATIONS