Form 10KSB
period 2002-12-31
FLORIDA GAMING CORP
filed 2003-03-31
CIK 312065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended OR December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the transition period from to . .

Commission File Number 0-9099

FLORIDA GAMING CORPORATION
(Name of Small Business Issuer in its Charter)

Delaware	59-1670533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 N.W. 37th Avenue Miami, Florida	33142
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number including area code:	(305) 633-6400

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock ($.20 par value) and Class A Convertible Preferred Stock ($.20 par value)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The registrant’s revenues for the most recent fiscal year: $10,545,475

The aggregate market value of voting stock held by non-affiliates of the registrant as of  March 28, 2003.

Common stock, par value of $.20 per share - $7,822,164

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes   ☐   No   ☒

The number of shares of the registrant’s common stock outstanding as of March 28, 2003 - 3,094,698 shares.

Transactional Small Business Disclosure Format

Yes  ☐  No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

ITEM 1.

Forward Looking Statements

Certain statements in this report under Item 1 and elsewhere relate to future events and expectations and, as such, constitute forward looking statements.  Forward-looking statements also include those containing such words as “anticipates”, “believes”, “estimates”, “experts”, “hope”, “targets”, “should”, “will”, “will likely result”  “forecast”, “outlook”, “projects”, or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties, and other actors that may cause actual results, performance, or achiev3ments of Florida Gaming Corporation to be different from those expressed or implied in the forward-looking statements.  For discussion of some of the specific factors that may cause such a difference, see Certain Considerations and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reverse Stock Split

Effective January 27, 2003, Florida Gaming Corporation’s common stock was reverse split two shares of $.10 par value common stock for one share of $.20 par value common stock.  No scrip or fractional shares are being issued in connection with the reverse split.  Stockholders otherwise entitled to receive a fractional interest will be paid cash in an amount equal to the fraction to which the stockholder would otherwise be entitled multiplied by $5.50, which was two times the closing price of the common stock on January 27, 2003 as reported on the OTC bulletin board.

All share amounts shown in this report, other than in the financial statements included herein, have been adjusted for the reverse split before the purchase of fractional shares.

Description of Business.

General

Florida Gaming Corporation (the “Company”) currently owns and operates two jai-alai fronton and inter-track pari-mutuel wagering facilities (each, a “Fronton”, and collectively, the “Frontons”) located in South and Central Florida. The Company also owns an inactive Jai-Alai pari-mutuel permit for Hillsborough County (Tampa), Florida. The Company’s business at this time consists primarily of its operations at the Frontons, which include, live jai-alai performances, inter-track pari-mutuel wagering (“ITW”) on jai-alai, horse racing (both thoroughbred and harness) and dog racing, and the sale of food and alcoholic beverages.  The Fort Pierce location provides inter-track  wagering on interstate simulcasting of horse racing, dog racing, and jai-alai from various tracks and frontons in the United States and within the State of Florida. Jai-Alai games are played live and simulcast year round from the Miami facility via satellite to a total of sixty two (62) pari-mutuel wagering  locations in  Florida, Connecticut, Rhode Island, and to approximately twenty five

(25) locations in Mexico, Central America, and Austria. Poker and dominoes are played at the  Miami Jai-Alai Crystal Card Room.

The term “pari-mutuel wagering” refers to the betting by members of the public against each other, and as used in this report, and includes wagering on both live performances and inter-track pari-mutuel wagering.

In November 1997, the Company entered into the real estate development business.  See “Real Estate Development.”

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

The Company’s principal place of business and executive offices are located at the Miami Jai-Alai facility, 3500 N.W. 37th Avenue, Miami, Florida 33142.

Acquisition of Frontons/Development of Cardrooms

Acquisition of the Ft. Pierce Fronton.  On February 1, 1994, the Company and its’ key executives and directors received regulatory approval from the Florida Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering (the “DPMW”) to transfer the Ft. Pierce  pari-mutuel permit from WJA Realty Limited Partnership (“WJA”) to the Company.  The Company purchased the Ft. Pierce facility on that date.  Consideration  paid to WJA  for  the Ft. Pierce Jai-Alai facility  consisted of 200,000 shares of Company Common Stock, $1,500,000 in cash, and a ten-year 8% mortgage for $1,000,000.

Acquisition of the Miami, Tampa and Ocala Frontons.  On September 12, 1996, the Company acquired secured notes of WJA (the “WJA Notes”)  with balances aggregating about $20,000,000 from the Bank of Oklahoma, N.A., Tulsa, Oklahoma.  The WJA Notes were secured by real estate and improvements consisting of three jai-alai and ITW facilities located in Miami, Tampa and Ocala, Florida (the “WJA Frontons”).  Consideration for the WJA Notes was a combination of $2,000,000 in cash, a $6,000,000 promissory note bearing interest at the prime rate, a $1,000,000 non-interest bearing promissory note, and 703,297 shares of the Company’s Common Stock.

On November 25, 1996, the Company, through a wholly-owned subsidiary, Florida Gaming Centers, Inc. (“Centers”) entered into an agreement with WJA pursuant to which Centers agreed to acquire title to the three (3)  WJA Frontons.  The acquisition was consummated as of January 1, 1997.  The Fort Pierce Facility was also transferred into Centers.

The consideration for the acquisition of the three WJA frontons  included (i) the cancellation of WJA Notes and related obligations acquired by the Company from the Bank of Oklahoma, NA, (ii) the retention by WJA of 200,000 shares of the Company’s common stock received by WJA in the sale of the Ft. Pierce facility, and (iii) a profit sharing arrangement described below.  The Company assumed all liabilities of WJA arising in the ordinary course of the business, subject to certain limitations and exceptions.  The Company also assumed the principal amount outstanding under a $500,000 promissory note owed by WJA  to Wheeler-Phoenix, Inc.  The terms of the note were amended to provide for repayment of principal over a ten year period, following the closing, in equal annual installments of $50,000 plus interest at 6% per annum.  See ITEM 3. “Legal Proceedings.”

The profit sharing arrangement with WJA is based on Centers’ net profits, before income taxes, as defined.  The Company agreed to pay WJA 20% of the cumulative net profits of Centers for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per- year cap described below.  The cumulative $1,000,000 cap is equal to the product of $1,000,000 multiplied by the completed number of years in the ten-year period, minus the sum of all amounts previously paid under the 20% profit sharing arrangement.  In addition, if Centers has net profits in any calendar year during the ten-year period in excess of $5,000,000, but has not paid WJA a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, Centers will pay WJA 5% of the portion of the net profits on which the 20% payment was not made.  No net profit payments will be due for any year after the ten-year period.  If, during the ten-year period, Centers disposes of any of its significant assets or operations, then WJA would be entitled to receive an amount equal to 10%  of Centers gain (net of related carrying costs), if any, on the disposition.  The Company previously accrued a disposition payment relating to the gain on the sale of its Tampa and Ocala properties on certain Miami properties.  In that connection, on April 22, 2002, the Company agreed to pay WJA $200,000 (at $20,000 per month for 10 months) in satisfaction of its obligations to WJA for the disposition payments due on the sale of Tampa and Ocala.  Three payments remained to be made at December 31, 2002.

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

During late 2001 and early 2002, the Company and the consulting principals negotiated new agreements. In February, 2002 the Company and Wheeler reached an Agreement to terminate the 2001 Agreement in exchange for a lump-sum settlement of $154,800, to be paid by March 7, 2002.  The payment was accrued at December 31, 2001 as a consulting expense.  The 2001 Donovan agreement continued his consulting and non-competition agreement for payments of $25,000 in December 2001, $216,000 on January 14, 2002 and $1,000 per month for 60 months through December 2007.  See “ITEM 3.  Legal Proceedings.”

In 1980, WJA and three other pari-mutuel permit holders formed Summer Jai-Alai Partners (“SJA”), a Florida general partnership, to own a pari-mutuel permit and to conduct pari-mutuel jai-alai operations at the Miami Fronton during the summer months (“Summer Operations”).  As part of the acquisition of the WJA assets, the Company acquired and currently owns a 21% interest in SJA.  Under the terms of the partnership agreement, certain of the Company’s costs and expenses are allocated to Summer Operations based upon specific formulas set forth in the agreement.  In addition, pursuant to a lease agreement which expires in the year 2004, SJA rents the Miami Fronton  from the Company for the period during which the Summer Operations are conducted.  The rental is based upon 1% of  handle, plus applicable Florida sales tax.  The Company’s 21% interest in SJA  is accounted for under the equity method. See “Summer Jai-Alai Partnership”

Cardroom Development.     Legislation which authorized card rooms at licensed parimutuel facilities (Section 849.086 of the Florida Statutes) became effective  January, 1997.  The card rooms are administered and regulated by the Florida Department of Parimutuel Wagering (“DPMW”).  Games are limited to non-banked poker games.

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

The Sport of Jai-Alai; Form of Jai-Alai Played at the Frontons

Jai-alai, a sport of French Basque and Spanish Basque origins, was introduced to Florida as a professional sport in 1926.  In the United States, jai-alai is played by either one or two man teams, in a round robin fashion, with the winning team or player remaining on the court until defeated.  Originally a form of handball, jai-alai has developed over time into a ball game of high speed and strategy.  Players compete against each other in a three-walled arena (“fronton”) and score win points against each other by successfully positioning the ball (“pelota”) in play in such a way that the opposing player is unable to keep the ball in play.  The pelota is propelled by means of a gloved wicker sling (“cesta”).  The combination of the extremely hard pelota, which is slightly smaller than a baseball, and the sling-shot action of the cesta, makes the sport of  jai-alai the fastest ball game in the world. The  winner of the game is the first team to score a  pre-determined number (usually 7 points or 9 points) of points.  The Company believes this system of play makes it extremely difficult to predetermine the winner or order of finish.

Games are supervised by the general manager of each of the Frontons.  The players’ manager and game judges are appointed by each of the Frontons. The general manager of the Fronton, the players’ manager, the judges, and the players are licensed annually by the State of Florida DPMW.  The Florida DPMW also assigns two of its employees to act as game officials in addition to the judges provided by the Fronton.  The Florida DPMW also assigns an auditing official to supervise the pari-mutuel wagering operations.  Player compensation is based largely upon performance.  Player contracts and/or rules of the Florida DPMW prohibit wagering by the players or their families and contact between players and spectators before and during play.

Pari-Mutuel Wagering at the Frontons

Under the laws of Florida, pari-mutuel wagering on jai-alai games is prohibited unless played at a Fronton holding a gaming permit under the applicable state statute. Wagers may be placed at each of the Frontons on performances conducted by the Company at the Fronton (live wagering) or Inter-Track Wagering (²ITW²) on performances (including jai-alai, thoroughbred racing, harness racing, and dog racing) conducted by other pari-mutuel operators sending (simulcasting) performances from other pari-mutuels to the Fronton. The Fronton acts as the broker for wagers by the public and deducts a negotiated commission as the guest (receiving) facility with each host (sending) facility as authorized by law.  Neither the Company nor the State of Florida has any interest in which player or team wins any game.

Customers may wager on jai-alai performances in a variety of ways.  For example, wagers may be for win, place, and show (first, second and third); for teams or individuals to place first and second with the order not specified (called “Quinella”); to place first and second with the order specified (called “Perfecta”); or to place first, second and third with the order specified (called “Trifecta”).

Wagers are placed by purchasing tickets in the Fronton at wagering areas equipped with ticket-issuing machines.  The Fronton has totalizator equipment furnished by Autotote Systems, Inc. which automatically registers any type of bet, and  in addition, verifies all winning tickets.

Fronton’s Schedule of Jai-Alai Performances

Pursuant to the pari-mutual wagering permit granted  by the Florida Department of Pari-Mutuel Wagering (²DPMW²), each Fronton, in order to conduct ITW, must offer a “full schedule” of jai-alai performances of at least 100 live evening and/or matinee performances per year.  In addition, the Fronton may offer ITW year-round so long as a pari-mutuel facility in Florida is providing the required number of live performances per year. Each Fronton has received a license from the DPMW to conduct live jai-alai performances during  the 2001-2002 season.  The Miami Fronton conducts live jai-alai performances year round.  Fort Pierce operates on  four-month seasons.  The Ft. Pierce Fronton remains open for ITW year-round during the period (about nine months) when  live jai-alai performances are not being conducted.

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

Because of the growing popularity and profitability of gaming activities, competition has significantly increasing.  The Company competes for customers with other forms of legal wagering, including charitable gaming, pari-mutuel wagering and state lotteries.  The Company also competes with other entertainment providers for its customers. The Company does not consider itself to be in direct competition with any other fronton facility, with the exception of the one  fronton operated full-time  in Dania, Florida.  Florida’s pari-mutuel legislation does not permit the construction of any jai-alai facility within a geographic radius of 50 miles of any other jai-alai facility.

There are currently 40 pari-mutuel permits issued by the State of Florida to operate pari-mutuel facilities in the state; 31 of those permits are presently active.  Of the 31 active permit holders, only seven are held by jai-alai operators; the other 24 permit holders engage in horse racing, harness racing and dog racing.  Aside from the Company’s Frontons, the only other operating jai-alai frontons in the State of Florida  are in Dania, FL, Ocala, FL and Orlando, FL.

The Miami area offers a wide range of pari-mutuel and other entertainment activities that compete with the Company for spectators’ leisure-time and wagering patronage.  Within a 35-mile radius of the Company’s Miami Fronton, there is another jai-alai fronton which competes with the Miami Fronton, three thoroughbred horse racing tracks that operate during part of the Miami Fronton’s season (although not at the same time of day and not at night), and two dog racing tracks, one of which operates during substantial portions of the Miami Fronton’s season.  The Summer jai-alai operation competes directly with two dog racing tracks (owned and operated by two of the Company’s partners in the summer jai-alai operation) and Dania jai-alai fronton which operates during the summer season.  In addition to these pari-mutuel activities, the Company’s Miami Fronton competes with numerous other sporting and entertainment activities, including professional sports teams, numerous Miami Beach night clubs, Indian Gaming facilities, cruise and cruise/gaming ships, and gaming activities in the Bahamas, which are readily accessible from the Miami area.  The primary market for the Miami Fronton includes approximately 3.5 million adults within 50 miles of the facility.

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

Employees

The Company had 72 jai-alai players under contract on December 31, 2002.

Players’ compensation includes base salary, prizes for winning games played (first, second, third places), and bonuses.  The Company enters into seasonal contracts with its players with no provision for vacation.  Florida law prohibits any fronton facility from requiring a jai-alai player to perform on more than six consecutive calendar days.

The Company competes with all other frontons in the United States and elsewhere for high quality jai-alai players.  To the extent additional frontons are opened in the future, the demand for high quality players may increase and the competition and costs associated with signing such individuals could increase also.

As of December 31, 2002, in addition to jai-alai players, the Company employed approximately 209 part-time employees and 53 full-time employees, none of which are unionized.  The Company believes that its present employee relations with its jai-alai players, some of whom belong to the International Jai-Alai Players Association/U.A.W., and the Company’s relations with other employees are satisfactory.

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

Industry Overview

The jai-alai industry live handle (money wagered) generally has declined in the last several years, due to increased gaming competition such as Indian Gaming, gambling cruise ships, and the state-wide lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in the Company’s market areas.  Average live handle, state-wide on-track handle per performance for the state of Florida fiscal years ended June 30, 2002 and June 30, 2001 was approximately $44,585 and $52,425,  respectively.  Aggregate live handle, state-wide,  for the fiscal year ended June 30, 2002 decreased approximately 11%.  Aggregate live handle for the Company decreased from $60,887,831 in 2001, to $58,036,115 in 2002,  a decrease of 5%. For comparison purposes only, the 2001 and 2002 handle figures include SJA.  There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future.  Because the Company’s jai-alai business is tied directly to many, if not all, of the factors which influence the jai-alai industry as a whole, a players strike or the enactment of unfavorable legislation could have an adverse impact on the Company’s performances.

Inter-track wagering has grown significantly since its initiation in the State of Florida in August 1990.  The State-wide ITW handle for the State of Florida’s fiscal year ended June 30, 1991 was approximately $109 million.  The state-wide ITW handle for the State of Florida’s fiscal years ended June 30, 2001 and 2002 increased from $809.3 million to $817.3 million, respectively.  ITW handle at the Company’s Frontons has also demonstrated strong growth in recent years.  The Company’s ITW handle increased from approximately $37.3 million for the year ended December 31, 2001, to approximately

$51.5 million for the year ended December 31, 2002. For comparison purposes only, the 2001 and 2002 ITW handle figures include SJA.

All Florida permit-holders are authorized to engage in ITW year-round, subject to certain restrictions, all of which are not discussed herein.  ITW is permitted on thoroughbred racing, harness racing, dog racing, and jai-alai.  ITW is permitted at a pari-mutuel facility so long as at least one facility in Florida is providing live pari-mutuel performances on any such day that ITW is offered.

Pursuant to the statute and subject to certain restrictions, Florida jai-alai frontons and dog racing tracks may receive broadcasts of dog races or jai-alai games conducted at tracks or frontons located outside of Florida (“out-of-state host facilities”).  Among the restrictions applicable to such broadcasts, however, are the following:  (1) that the receipt of out-of-state broadcasts by the Florida fronton or dog racing track (the “Florida guest facility”) only be permitted during the Florida guest facility’s operational meeting, (2) in order for the Florida guest facility to receive such broadcasts, the out-of-state host facility must hold the same type of class of pari-mutuel permit as the Florida guest facility, i.e., horse to horse, jai-alai to jai-alai, etc., (3) the guest facilities may not accept wagers on out-of-state races or games that exceed 20% of the total races or games on which wagers are accepted live.  All wagering placed on out-of-state ITW broadcasts is included in the amount taxed pursuant to the Pari-Mutuel Law.

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

Government Regulation

General.

Gaming ventures are regulated by federal and state laws and regulations applicable to the gaming industry generally and to the distribution of gaming equipment.  The following description of the regulatory environment in which the Company operates is intended to be a summary and is not intended to be a complete recitation of all applicable law.  Moreover, because the regulatory environment is dynamic and evolving, it is impossible to predict how certain provisions will ultimately be interpreted or how they may affect the Company.  Changes in such laws or regulations could have a material adverse impact on the Company’s ability to finance, develop and operate.

The Company may need to secure regulatory approvals from state and local authorities for each of its prospective gaming ventures from time to time.  No assurance can be given that any of these approvals will be secured in a timely fashion, or at all.

Florida Law and Regulation.

Overview.  Pari-mutuel wagering in Florida must be conducted in compliance with the applicable Florida statutes and regulations of the DPMW.  In the 1992 Special Session, the Florida Legislature enacted several new statutes governing pari-mutuel activities in the State of Florida and repealed many laws enacted before the 1992 Special Session regarding pari-mutuels in Florida.  Certain provisions of the new pari-mutuel statute, which governs all pari-mutuel activities relating to horse racing, dog racing, and jai-alai, were amended in the 1994 Regular Session. The amendments from the 1994 Regular Session became effective July 1, 1994.  In 1996, the legislature enacted statutes permitting interstate simulcasts and temporarily reduced the tax on jai-alai performances as discussed below.  The new pari-mutuel statutes, as amended, are referred to herein as the “Pari-Mutuel Law.”

The Role of the DPMW.  The DPMW, in its administration of the Pari-Mutuel Law, is authorized to adopt reasonable rules for the control, supervision, and direction of all applicants, permittees, and licensees and for holding, conducting, and operating of all pari-mutuel activities in Florida.  In addition to its taxation powers already described above, the DPMW’s powers include, but are not limited to (1) testing occupational license holders officiating at or participating in any race or game at any pari-mutuel facility for a controlled substance or alcohol, and (2) excluding “certain persons” from any pari-mutuel facility in Florida, including but not limited to persons who have previously engaged in conduct that violates certain Florida laws or regulations.  Certain forms of conduct are expressly prohibited at pari-mutuels and include but are not limited to, (1) conniving to prearrange the outcome of a game, (2) use of alcohol or a controlled substance by an official or participant in a jai-alai performance, and (3) bookmaking.  Failure to comply with the requirements of the Pari-Mutuel Law can result in a fine imposed by the DPMW of up to $1,000 per offense, as well as a suspension or revocation of a pari-mutuel permit, pari-mutuel license, or an occupational license.

Pari-Mutuel Permit and License Requirements.  Each Fronton must obtain an initial pari-mutuel permit and an annually renewable pari-mutuel license specifying the number of performances authorized at the Fronton during the year with respect to which such license is issued.  A permit for any new pari-mutuel must either be enacted by the Legislature, or be ratified by the electorate of the county in which it is to be located.  Currently only two counties, Levy and Polk, will allow, under state law, ratification of a pari-mutuel permit.  Pari-mutuel permits and licenses may be revoked or suspended by the DPMW for, in the case of licenses, willful violations of laws, rules or regulations or, as to permits, by a vote of the county electorate.  Any amendment or repeal of the Pari-Mutuel Laws or suspension or revocation of the Company’s permits or licenses, could be materially adverse to its business.

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

Required Number of Live Jai-Alai Performances.  In order to qualify to offer ITW, a fronton must offer a “full schedule” of live races per year.  A “full schedule” of jai-alai means the operation of at least 100 live evening or matinee performances during a year.  In this context, a live performance must consist of no fewer than 8 games conducted live for each of a minimum of three performances per week at the permit-holder’s facility under a single admission charge.  The Company anticipates it will offer at least 100 live evening or matinee performances on an annual basis at each of its Frontons.

Occupational and Totalizator License Requirements.  The DPMW requires that persons “connected with” pari-mutuels have one of two forms of occupational licenses.

One form of occupational license is the “unrestricted license” issued to persons with access to restricted areas such as the backside, racing animals, jai-alai player rooms, the mutuels, or money room, or to persons, who by virtue of the position they hold, might be granted access to such areas.  Any person obtaining an unrestricted license must undergo a Federal Bureau of Investigation and Florida Department of Law Enforcement criminal records check as well as submit fingerprints with their application for a license.  The category of persons qualifying for unrestricted licenses includes, but is not limited to, trainers, officials, doctors, jai-alai players, owners, members of management, officers, directors, stockholders who own 5% or greater equity interest,  and other professional employees.

Another form of occupational license is the “restricted license” issued to persons who are denied access to restricted areas.  Applicants for a restricted license do not usually have to undergo a criminal background check nor submit fingerprints with their application, although the DPMW may require such if it deems necessary.

The DPMW also requires all totalizator operators, including the Company’s vendor, Autotote Systems, Inc., to possess an annual totalizator license.  Among the various requirements imposed by the DPMW, the totalizator operator is required to agree in writing to pay the DPMW an amount equal to any loss of state revenue from missed or canceled performances due to acts of the totalizator owner, operator, agents, or employees, and for any failure of the totalizator system, unless such acts are beyond the control of the above-listed persons.  Every licensed totalizator operator must post a performance bond issued by a surety approved by the DPMW in the amount of $250,000 insuring the state against such revenue loss.

Businesses, such as vendors and contractual concessionaires, must also obtain an occupational license from the DPMW.  Minors may be employed by a pari-mutuel facility as long as their employment is not directly involved with alcoholic beverages or wagering.

Daily License Fee.  During the 2001-2002 live jai-alai season, a Daily License Fee of $40 was assessed for each jai-alai game conducted at each of  the Company’s Frontons. The Daily License Fee regulations amendments provide, however, that should an amendment to the Florida Constitution be adopted that would permit casino gambling at pari-mutuels such as the Frontons, the fee would return to $80 per jai-alai game; no such amendment has been passed.  Such fee is paid to the DPMW to defray regulatory costs.

Taxation.  The pari-mutuel tax structure applicable to frontons operating in Florida provides for distribution of taxes, on a daily basis, based on the Handle.  As discussed below, the pari-mutuel tax structure changed effective July 1, 1994, as a result of amendments adopted by the Florida Legislature in the 1994 Regular Session.  The various taxes applicable to the Fronton are as follows:

1.               Tax on Handle:  Effective July 1, 1994, the tax rate established by the State of Florida was amended to a rate of 5% on handle in excess of $30,000 per day where the live handle for such jai-alai fronton has been less than $15 million during the preceding state fiscal year.  Effective July 1, 1996, for the two-year period ending June 30, 1998, the pari-mutuel tax rate was reduced from 5% to 4.25% at the  Ft. Pierce Fronton and from 5% to 3.85% at the Miami Fronton. As a result of legislation enacted July 1, 2000, Miami Jai-Alai’s tax rate on live handle decreased from 3.85% to 2%. However, the Pari-Mutuel Law also provides that, should casino gaming be conducted at a jai-alai fronton (i.e., assuming an amendment to the Florida Constitution is adopted), the tax rate will return to 7.1% as it was under the pre-amended statute.  When a fronton has paid a total of admissions tax, daily license fee and tax on handle for live performances in excess of the tax revenues from wagering on live jai-alai performances paid by the fronton in fiscal year 1991-1992, the tax on Handle for live jai-alai wagering drops to 2.55% with no exception.

Jai-Alai Tax Legislation.  Major tax legislation which limits the amount of state handle and admission taxes went into effect July 1, 1998.  The new law, (Section 2, Subsection (1b) of section 550.09511, Florida Statutes) states, in part, that ²Any jai-alai permit holder that incurred state taxes on handle and admissions in an amount that exceeds its operating earnings in a fiscal year that ends during or after the 1997-1998 state fiscal year, is entitled to credit the excess amount of the taxes against state pari-mutuel taxes due and payable after June 30, 1998, during its next ensuing meets.²

In 1997, Miami Jai-Alai (Miami) and Tampa Jai-Alai incurred and had available 1998 pari-mutuel tax credits of $1,606,051 and $935,521, respectively.  During 1998, Miami utilized tax credits of $509,714 over two eligible months of operation.  Tampa Jai-Alai which discontinued live operations following its July 4,  1998 performances, utilized pari-mutuel tax credits of $13,940.  Miami’s tax credits carried forward into 1999 were $2,427,201 and had unused credits totaling $2,502,200 at December 31, 1999.  Miami’s loss from operations totaled $301,012 at December 31, 2000, accordingly, its unused credits totaling $2,577,201.  For the year 2001, Miami had unused credits totaling $2,652,201.  For the year 2002, Miami had unused credits totaling $2,652,201.

2.               Breaks Tax:  Jai-alai permit-holders must pay a tax equal to the “breaks.”  The “breaks” are that portion of each pari-mutuel pool, computed by rounding down to the nearest multiple of $.10, which is not re-distributed to the contributors or withheld by the permit-holder as takeout (commission).  Breaks tax amounts may be retained, however, by the jai-alai permit-holder for special prize awards.

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

5.               Jai-Alai Tournament of Champions:  The amendments adopted in the 1994 Regular Session create a special jai-alai meet called the “Jai-Alai Tournament of Champions” (the “Tournament”).  The Tournament, which may be held only once a year and for no longer than four performances over four days, permits permit-holders selected to participate in the Tournament to do so even though they would not otherwise be authorized to conduct a meet at such time.  In addition, the participants do not have to pay any taxes on Handle for performances during the Tournament and may apply any credit they receive, up to $150,000 aggregated between all participants, to supplement awards for the performance conducted during the Tournament as well as to taxes otherwise due and payable by them to the State of Florida.

Summer Jai-Alai Partnership

As part of the purchase of the assets of World Jai-Alai (²WJA²), in January, 1997, Florida Gaming Centers, Inc. (²Centers²) acquired a 21% interest in the Summer Jai-Alai (²SJA²) partnership.  One of the purposes of the partnership was to operate a summer jai-alai season at the Miami Jai-Alai facility.  In order to provide a smooth transition between the two permits Centers entered into an agreement with the other SJA partners (Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club, or their successors).  The agreement contains the following provisions:

•                  Centers maintained the right to operate Summer Jai-Alai during the authorized date during state fiscal year 2002-2003, at  its own risk for its own benefit;

•                  Centers agreed to hold the SJA harmless for any and all losses or liabilities that may be incurred;

•                  Centers shall have the option to conduct such operating dates under the Summer Jai-Alai partnership license and permit, or as Centers may elect the Miami Jai-Alai permit.

Real Estate Development

In November, 1997, the Company entered into a new business - - residential real estate development described below. The following paragraphs outline the background and the Company’s approach going forward as to management and use of the assets acquired. On November 26, 1997, the Company acquired substantially all of the assets of Interstate Capital Corporation (“Interstate”), a wholly-owned subsidiary of Freedom Financial Corporation (“Freedom”).  The assets consisted of improved and partially-improved commercial properties and a residential real estate development called Tara Club Estates (collectively, the “Properties”), all of which are situated in Loganville, Walton County, Georgia.  As consideration for the purchase, the Company paid Interstate $6,373,265 as follows: (i) the Company issued to Interstate 1,042 shares of Series F 8% Convertible Preferred Stock (the “Series F Preferred Stock”) at a stated value of $2,000 per share (convertible into the Company’s common stock (“Common Stock”) on the basis of 148.334 shares of the Company’s Common Stock for each $2,000 of stated value of the Series F Preferred Stock), (ii) the Company assumed $1,081,102 of first mortgage promissory notes to  lenders secured  by a portion of the properties purchased, and (iii) the Company canceled $3,208,163 owed by Freedom to the Company.

These Properties consisted of over 100 fully-developed, and 163 partially-developed, single-family residential home sites, a swim and tennis club facility, and 27 acres of partially-developed commercial property. As of  December 31, 2002, approximately one-hundred and fifty-four  (154) home sites had been sold.  The residential sites are presently selling at an average in excess of $48,000 per site. Prior to the acquisition of the Properties by the Company, thirty-nine homes,  having a combined market value of approximately $10,000,000  had been constructed and sold by Freedom at an average price of $250,000 each. The Properties are located on the east side of Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits. Located in western Walton County, Georgia, the Properties are approximately three miles east of the Gwinnett County/Walton line.  Gwinnett County is inside the fifteen county region which makes up Metropolitan Atlanta. The population of the Atlanta area is now over four million residents and is continuing to increase. Gwinnett County is located in the Northeast section of Metropolitan Atlanta, and is  one of the fastest growing counties in the United States. It has doubled its population in the last ten years, and now has more than 350,000 residents.  For the calendar year of 1999, Walton County Georgia was the fifth fastest growing county in the state of Georgia.

In June,  2001 the Company completed a bulk sale of 37 completed lots and a 26 acre parcel  of the undeveloped residential property for a total of  $1,392,200. The cost of the sale on the properties was $1,461,143 resulting in a loss on the sale of $68,943.  The  Company used $375,000 of the sales proceeds to reduce the real estate development loan from $775,000 to $400,000.

On October 31, 2002, the Company sold approximately 25 acres of partially developed commercial property for $1,849,087.  The sale consisted on $438,551 in cash and a first mortgage note receivable of $1,386,816.  The note will bear no interest until May 1, 2003, thereafter, the interest shall accrue at the rate of 6% per annum, and interest only shall be due quarterly until February 1, 2005, and a final installment of interest only on May 1, 2005; thereafter, the note will be payable in quarterly installments of principal and interest with a final payment being due November 1, 2005.  Borrower shall have the option of extending quarterly payments of principal and interest an additional four years.  The Company recorded a net profit of $12,426.27.

The Company also announced that in the future it intends to wholesale to developers and builders the balance of the real estate held by its wholly-owned subsidiary, Tara Club Estates, Inc., Loganville, GA.  In the past, the Company has acted as the developer and has sold residential lots on a retail basis directly to builders and individuals.

Tampa Jai-Alai  Permit

On September 8, 1998, the Company sold the Tampa Jai-Alai facility to a real estate development company unaffiliated with the Company.  The sale did not include the Company’s Tampa gaming permit which is still owned by the Company, and remains available for possible use at a different location in Hillsborough County, Florida.

Certain Considerations

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

Further expansion of gaming opportunities not related to the pari-mutuel industry could also significantly and adversely affect the Company’s business.  In particular, the expansion of casino gaming in or near the geographic areas from which the Company attracts or expects to attract a significant number of its customers could have a material adverse effect on the Company’s business.  The Company expects that it will experience significant competition as the emerging casino industry matures.

Potential Dilution and Market Impact From Outstanding Capital Stock and Options.  As of March  31, 2003, the Company had 3,094,698 shares of Common Stock issued and outstanding.  In addition, as of that date, 1,374,203 shares of Common Stock were issuable upon the exercise of outstanding options, warrants, and additional shares of Common Stock issuable upon the conversion of outstanding shares of Series A, and Series F preferred stock. The voting power of each holder of Common Stock would be diluted by the issuance of additional shares of Common Stock.  Moreover, the prevailing market price for the Common Stock may be materially and adversely affected by the addition of a substantial number of shares of Common Stock into the market.

Of the approximately 3,094,698 shares of Common Stock issued and outstanding as of  March 31, 2003, Persons who may be deemed “affiliates” (as that term is defined under the Securities Act) of the Company or who acquired the shares in a transaction exempt from registration under the Securities Act since March 25, 1995, hold approximately 1,139,157 shares (“Restricted Shares”) of the approximately 3,094,698 shares of Common Stock issued and outstanding as of March 31, 2003,  of which 1,139,157 shares may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. For additional information with respect to the Restricted Shares, see “ITEM 5. Market for Common Equity and Related Stockholder Matters.”

Potentially Volatile Stock Price.  The price of the Common Stock on the NASDAQ SmallCap Market in the past two years has shown significant volatility. During 2002 the sale price of the pre-reverse split Common Stock ranged between $1.05 and $5.10 and during 2001 the price of Common Stock ranged from $.55 and $1.41.  Factors such as the Company’s operating results or other announcements by the Company or its competitors may have a significant impact on the market price of the Company’s securities. On August 21, 1998, the Company’s common stock was de-listed from the Nasdaq Small-Cap Market and the stock is now traded on the Over-the-Counter - Bulletin Board under the trading symbol “FGMG”.

Risks Associated with Acquisitions.  There may be liabilities which the Company fails or is unable to discover in the course of performing due diligence investigations on any company or business it seeks to acquire or has acquired, including liabilities arising from non-compliance with certain federal, state or local laws by prior owners, and for which the Company, as a successor owner, may be responsible. The Company will seek  to minimize its exposure to such liabilities by obtaining indemnification from former owners, which may be supported by deferring payment of a portion of the purchase price. However, there is no assurance that such indemnification’s, even if obtainable, enforceable and collectible (as to which there also is no assurance), will be sufficient in amount, scope or duration to fully offset the possible liabilities arising from the acquisitions.  The success of the Company in the gaming industry is dependent on a number of factors including, but not limited to, economic conditions, competitive environment, adequate capital, accurate site selection, construction schedules, and an ample supply of trained personnel.  There can be no assurance that the Company will be successful in the pari-mutuel  and gaming industry or in any related industries which it enters.

Management of Growth and Restructuring.  Since the change in management of the Company in March 1993, the Company has substantially expanded its operations. In

1996, the Company acquired three jai-alai facilities and in 1997 the Company acquired a real estate development near Atlanta, Georgia.  The Company has completed a major part of its strategic plan to improve its’ working capital and achieve profitability.  The Company completed the sale of the Tampa facility and sold property located near the Miami Fronton  not needed in its day-to-day operations, for an aggregate cash consideration for both properties of $12,455,000.  These real estate sales reduced the Company’s over-all debt level, thereby reducing interest expense and other operating expenses.  To further increase cash flow, the Ocala Jai-Alai was sold July 31, 2000 for $2,500,000.

Refinancing.  On October 31, 2001, the Company obtained a loan from CIB Bank, Frankfort, IL for $4,600,000.  The Company incurred loan acquisition and closing costs totaling $416,000.  These costs consisted of legal fees, bank points and  misc.  fees.  The loan was used to pay off approximately $2,000,000 of unsecured debt and $2,600,000 of secured debt and other unsecured obligations.  This refinancing resulted in an interest savings of about $300,000 per year.

These actions, along with substantial operational cost reductions, and the new Jai-alai Tax relief bill have significantly improved the Company’s operating cash flow and operating efficiencies.

Dependence on Key Personnel.  The success of the Company is dependent, in part, on its key management personnel.  In particular, the Company is highly dependent upon W. Bennett Collett, and W. Bennett Collett, Jr.  The loss of their services could have a material adverse effect on the Company.  There is no assurance that the Company will be able to hire qualified individuals to replace either of these persons if necessary.  The Company does not have any employment contracts with its’ executives, nor does the Company have any key man life insurance policies on their lives.

Control of the Company.  As of March 31, 2003, W. Bennett Collett, Chairman and Chief Executive Officer of the Company, beneficially owned or controlled directly and by proxy an aggregate of 1,514,491 shares (41%) of the Company’s issued and outstanding shares of Common Stock (including 1,034,491 shares (31.8%) beneficially owned by Freedom, with respect to which Mr. Collett disclaims beneficial ownership).  Mr. Collett, as CEO of the Company, pursuant to the terms of a Consent Order entered into between the Florida Department of Business and Professional Regulation, Florida Gaming Centers, Inc. and the Bank of Oklahoma, is vested with the continuing voting rights for 346,648 shares (11%) of the Company’s issued and outstanding shares of common stock. Mr. Collett is and will be able to exert considerable influence over the election of the Company’s directors and the outcome of corporate actions requiring stockholder approval.

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

Antitakeover Effects of Certain Instruments, Agreements of the Company, and Laws.  The Company’s certificate of incorporation and bylaws, certain contracts to which the Company is a party, the Delaware General Corporation Law and Florida gaming laws contain provisions that could delay or prevent a transaction that results in a change of control of the Company or could discourage a tender offer or other plan to restructure the Company favored by a significant portion of the Company’s stockholders.  For example, the Florida laws require that before any person or entity can legally acquire a 5% or greater equity interest in the Company, such person or entity must receive prior approval of the State of Florida  Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering.

Potential Conflicts of Interest and Related Party Transactions.  Certain relationships among the Company, its management and affiliates create various potential and actual conflicts of interest.  See “ITEM 12. Certain Relationships and Related Transactions.”  It is the Company’s policy that all material affiliated transactions and loans will be made or entered into on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties.  All future material affiliated transactions and loans must be approved by a majority of the independent directors who do not have an interest in the transactions.

ITEM 2. Description of Property.

Set forth below is a brief description of the Frontons:

Location	Number Of Acres	Size of Building Sq.Ft.	Number of Gaming Seats

Ft. Pierce	35.00	80,000	2,150
Miami	8.99	165,000	4,389
Totals	43.99	245,000	6,539

The Company’s Miami fronton, near Miami International Airport, was built in 1926 and most recently remodeled in 1982. In addition to its jai-alai auditorium, the fronton has a restaurant overlooking the jai-alai court, a banquet room, four television lounges and a 12,000 square foot low-stakes card room that can accommodate 80 poker and dominoes tables. Parking facilities at the Miami fronton (including on-street parking) accommodate about 2,000 cars.

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

All of the Company’s frontons have pari-mutuel windows, liquor bars and concession stands.

In January 1995, the Company acquired five parcels of land encompassing approximately 102 acres contiguous to the Fort Pierce fronton property. For a description of the long-term debt secured by this property, see Note I to the Company’s financial statements included in this Form 10-KSB. The Company plans to sell or develop (with a joint venture partner) these properties in the near future.(See Note J for a description of other real estate owned)

ITEM 3.  Legal Proceedings.

Donovan

On December 31, 1996, Florida Gaming Centers, Inc. (“Centers”), a wholly-owned subsidiary of the Company, entered into a Consulting and Noncompetition Agreement with Richard P. Donovan, (the “Donovan Contract”) a copy of which was filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated as of December 31, 1996 and is incorporated herein by reference. The Donovan Contract required Centers to pay Donovan $20,000 per month for sixty months, to pay Donovan’s life insurance premiums of $14,000 per year for five years, and to grant Donovan a five year option to purchase 50,000 shares of the Company’s common stock at a price equal to the market value of the shares on December 31, 1996.

On March 6, 1998, Donovan filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Centers. Donovan claimed that Centers breached the Donovan Contract and requested judgment against Centers for compensatory damages, including $1,053,000 due for consulting services through the term of the agreement and $56,000 due for life insurance premiums for the term of the agreement, together with prejudgment  interest, attorneys’ fees, costs and such other relief as the Court deemed just and proper.

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

Wheeler and Wheeler-Phoenix, Inc.

On December 31, 1996, Centers entered into a Consulting and Noncompetition Agreement with Roger M. Wheeler, Jr., (the “Wheeler Contract”) a copy of which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated as of December 31, 1996 and is incorporated herein by reference. The Wheeler Contract required Centers to pay Wheeler $8,333 per month for sixty months commencing January 1997, to pay Wheeler $4,167 per month for sixty months commencing January 2002, to grant Wheeler a stock option to purchase 25,000 shares of the Company’s common stock at a price equal to the market value of the shares on December 31, 1996 and to elect Wheeler and one person designated by him to the Company’s board of directors for ten years.

On March 10, 1998, Wheeler and Wheeler-Phoenix, Inc. filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Centers and the Company. Wheeler claimed that Centers breached the Wheeler Contract. Wheeler asserted that the Company guaranteed the performance of Centers. Wheeler requested judgment in the amount of $675,000 due for consulting services through the term of the agreement, together with prejudgment interest, attorneys’ fees, costs and such other relief as the Court deems just and proper. In addition, Wheeler-Phoenix, Inc. alleged that Centers failed to make payments due under a promissory note in the principal amount of $500,000.  Wheeler-Phoenix requested judgment in the amount of $500,000, together with prejudgment interest accrued up to the time of judgment, attorneys’ fees, costs and other relief as the court deems just and proper.

Suit Settled

The suit was dismissed in December 1998 following Centers payment of $80,000 on the Wheeler-Phoenix note and pursuant to the stipulation of the parties following the entry into an Amendment to the Wheeler Contract dated November 24, 1998 which provided for Centers to pay Wheeler (i) $75,000 in past due consulting fees, (ii) $6,000 per month for sixty months commencing January 1999, and (iii) $4,050 per month for sixty months commencing January 2004. The Amendment also provided Centers with an option exercisable at any time to purchase the balance of the Wheeler Contract for 50% of the balance owed on the amended contract, and provided that Wheeler shall be entitled to a consent judgment against the Company for the balance due on his amended contract in the event the Company is in default for a period of 90 consecutive days.  In February, 2002 the Company and Wheeler reached an Agreement to terminate the 2001 Agreement in exchange for a lump-sum settlement of $154,800 on March 7, 2002. The payment was accrued at December 31, 2001 as a consulting expense.

State of Florida

In response to a letter from the Division of Pari-Mutuel Wagering of the State of Florida, the Company filed suit against the Division/State of Florida on October 6, 2000, concerning the Division’s interpretation of the use of tax credits as payment in order to trigger a reduced tax rate on an Intertrack broadcast.  In response to the Company’s action, the Division/State of Florida filed a motion to dismiss and requested that Florida Gaming Corporation post bond.  The court did not grant the motion to dismiss and did not require Florida Gaming Corporation to post bond as requested by the Division/State of Florida.  The Company believes it will prevail should any further litigation be required to address this issue.

Wheeler-Phoenix and WJA Realty Limited Partnership

In January, 2001, Wheeler-Phoenix, Inc. and WJA Realty Limited Partnership (“WJA”)  filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against

Centers and the Company. WJA claimed that Centers has breached Section 2.06(g) of the Assets Purchase Agreement, where Centers is to pay an amount equal to 10% of the gain on any disposition of its significant assets or operations during the ten-year period. The lawsuit states since January 1, 1997, Centers has sold more than $12,000,000 worth of assets for a reported gain of $1,055,912 and Centers has failed to pay WJA for the amount due on the gains.  The Company previously accrued a disposition payment relating to the gain on the sale of its Tampa and Ocala properties and certain Miami properties.

Suit Settled

In that connection, on April 22, 2002, the Company agreed to pay WJA $200,000 (at $20,000 per month for 10 months) in satisfaction of its obligation to WJA for the disposition payments due on the Sale of Tampa and Ocala.  There are three payments remaining to be paid at December 31, 2002.

Other Suits

The Company is a defendant in certain other suits which are deemed to be routine litigation in the ordinary course of business. The Company believes that the ultimate resolution of the suits will not have a material adverse impact on the Company’s financial position or its results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

At the Company’s 2002 Annual Meeting of Shareholders held on December 27, 2002, the following actions were taken:

The following directors were elected for terms of office expiring in 2003:

Names:	Votes For:	Votes Withheld	Abstentions*	Broker Non-Votes*

W. Bennett Collett	5,263,402	63,416	N/A	N/A

W. B. Collett, Jr.	5,263,671	63,147	N/A	N/A

George Galloway, Jr.	5,263,916	62,902	N/A	N/A

Roland M. Howell	5,263,411	63,407	N/A	N/A

William Haddon	5,263,406	63,412	N/A	N/A

*Pursuant to disclosures in the Proxy Statement, proxies received by management were voted, unless authority was withheld, in favor of the election of the five  nominees named.

The following summarizes the voting to ratify the appointment of King & Company PSC as the Company’s auditors for the year ended December 31, 2002:

	Votes for:	Votes Against:	Abstentions:
King & Co., PSC	5,283,527	4,594	38,696

The following summarizes the voting to approve an amendment to Section 1 of Article IV of the Company’s Certificate of Incorporation to reverse split the Company’s common stock one share for two shares.

	Votes for:	Votes Against:	Abstentions:
Reverse Split:
One share for two shares	4,924,655	394,604	7,559

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

Effective January 27, 2003, Florida Gaming Corporation’s common stock was reverse split two shares of $.10 par value common stock for one share of $.20 par value common stock.  No scrip or fractional shares are being issued in connection with the reverse split.  Stockholders otherwise entitled to receive a fractional interest will be paid cash in an amount equal to the fraction to which the stockholder would otherwise be entitled multiplied by $5.50, which was two times the closing price of the common stock on January 27, 2003 as reported on the OTC bulletin board.

The Common Stock was traded on the NASDAQ SmallCap Market under the trading symbol “BETS” until August 21, 1998, at which time it was delisted. The Common Stock traded on the pink sheets from August 22, 1998 until July 28, 1999.  On July 29, 1999 the Common Stock began trading on the Over the Counter – Bulletin Board under the trading symbol “BETS”. On January 28, 2003, the trading symbol was changed to “FGMG”.

The bid prices reflect inter dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The table shows the high and low bid prices for the years 2001 and 2002.

2002	High	Low

For the Quarter Ended:
March 31	1.40	.85
June 30	1.20	1.05
September 30	1.50	1.13
December 31	3.95	1.45

*************

2001	High	Low

For the Quarter Ended:
March 31	1.2900	.6875
June 30.7800		.6875
September 30.7300		.5500
December 31	1.05	.5500

As of March 31, 2003, the Company had approximately 5,152 holders of record of its Common Stock.

Persons who may be deemed “affiliates” of the Company or who acquired the shares in a transaction exempt from registration under the U. S. Securities and Exchange  Act (“the “Securities Act”)  hold approximately 1,139,157 shares (“Restricted Shares”) of  the 3,094,698 shares of Common Stock outstanding as of March  31, 2003, which may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act.  Freedom, the holder of 886,157 Restricted Shares, has demand registration rights for its shares.   Freedom and W. B. Collett (“Collett”) entered into an Indemnification Agreement dated May 10, 2002,  which Freedom agreed to indemnify and to hold Collett harmless from his personal guarantee of a loan by CIB Bank, Frankfort, Illinois to Freedom in the principal amount of $2,100,000.  Freedom is indebted to Collett on various demand promissory notes in the aggregate amount of $2,644,629 as of December 31, 2002.  As security for Colletts’ personal guaranty to CIB Bank, Freedom pledged to Collett the following shares of Company stock owned by Freedom: 886,157 issued and outstanding shares of common stock, $1,000,000 face amount of Series F Preferred Stock and $200,000 face amount of Series E Preferred Stock.

In general, under Rule 144 a person (or person whose shares are aggregated) who has beneficially owned Restricted Shares for at least one year, including a person who may be deemed an affiliate of the Company, is entitled to sell within any three-month period up to that  number of shares of Common Stock that does not exceed the greater of 1% of the then-outstanding shares (approximately 30,947 shares) of Common Stock of the Company or up to the number of shares equal to the average weekly trading volume of the Common Stock on the Over-the-Counter Market during the four calendar weeks preceding such sale. Sales under Rule 144 are also  subject to certain restrictions relating to manner of sale, notice,  and the availability of current public information about the Company. A person who has not been an affiliate of the Company at any time during the 90 days preceding a sale and who has beneficially owned shares for at least two years could be entitled to sell such shares without regard to the volume limitations, manner of sale provisions and other requirements of Rule 144.

The Company has issued a total of 973,750 stock options to purchase common stock of the Company to  current or former directors and officers and to certain key employees.  The Company has issued 100,000 in warrants in connection with financing  in October 2001 with CIB Bank.  These option shares have not been registered by the Company for sale in the public market.

The Company has four issues of Convertible Preferred Stock outstanding as of December 31, 2002.  A complete description and summary of the Convertible Preferred Stock is set forth in “ITEM 7. Financial Statements – Note B.

Sales of a substantial number of shares of Common Stock, including following conversion of shares of the Company’s preferred stock or pursuant to Rule 144, or a registered offering, could adversely affect the market price of the Common Stock, increase significantly the number of shares of Common Stock issuable upon the conversion of the Company’s preferred stock, the conversion rates which are related to the prevailing market price, may make it more difficult for the Company to sell equity securities in the future at a time and price that it deems appropriate.

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

ITEM 6.                     Management’s Discussion and Analysis or Plan of Operation.

General

The Company currently owns and operates two jai-alai and inter-track pari-mutuel wagering (²ITW²) facilities located in South and Central Florida.  The Company’s business  consists primarily of its gaming operations at the Frontons, which include,  live jai-alai games, ITW for thoroughbred racing, harness racing, and dog racing and jai-alai.  The Company also conducts poker and dominoes at the Miami facility. The Company sells food and alcoholic beverages at all locations. The Company also owns and operates a residential real estate development acquired in late 1997 in Loganville (near Atlanta) Georgia.

Results of Operations

Fiscal Year 2002 Compared with Fiscal Year 2001

During the twelve  months ended December 31, 2002, the Company’s operations reflect twelve months operation of live jai-alai performances at the Miami facility. The Ft. Pierce Fronton conducted live jai-alai performances January through April, 2002.  A  year-round  schedule of Inter-Track Wagering (“ITW”) was also conducted at the Ft. Pierce facility. The Miami location offers limited ITW product due to blackouts imposed as a result of its close proximity to other South Florida pari-mutuels. The Miami facility, simulcasts its live jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, and most of Central America. The Miami fronton also operates six months of each year under the Summer Jai-Alai Partnership Agreement (²SJA²).  (See ²ITEM 1. Description of Business².)

COMPARISON DEFINITION

The following analysis of handle, revenues, attendance, operating expenses and general & administrative expenses in this part of the report compares figures for the twelve months ended December 31, 2002  to figures for the twelve months ended  December 31, 2001, for the Miami and Ft. Pierce pari-mutuel facilities. Summer Jai-Alai (SJA) was operated 100% by the Company for the years 2001 and 2002. For comparison purposes,  the Handle includes SJA figures  for 2001 and 2002 since SJA was operated 100% by the Company.  Accordingly, the handle numbers in this analysis may differ from the  accompanying financial statements.

Handle Analysis

Total Handle (amount of money wagered)  for the twelve months ended December 31, 2002 was $109,539,708 of which $29,529,631 was wagered on live jai-alai, $28,506,484 was wagered on the Miami jai-alai signal as a host signal as a host site via inter-track simulcasting, and $51,503,593 was wagered on inter-track guest signals carried at the Company’s two frontons.

Total Handle for the twelve months ended December 31,2001 was $98,210,142 which $32,547,693  was wagered on live jai-alai, $28,340,138 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting, and $37,322,311 was wagered on inter-track guest signals carried at the Company’s two frontons.

Handle Increases and Decreases

Total  handle for the twelve months ended December 31, 2002 was $109,539,708 compared to $98,210,142 for the twelve months ended December 31, 2001.  Total handle for the twelve months ended December 31, 2002 increased by $11,329,566 (11.5%) over the same period in 2001.

Live handle for the twelve-months ended December 31, 2002 was $58,036,115 compared to $60,887,831 for the same period in 2001, a decrease of $2,851,716 or 4.7%.

ITW handle increased from $37,322,311 in 2001 to $51,503,593 for the same period in 2002, —an increase of $14,181,282 (38%).

Pari-Mutuel Revenues

Pari-mutuel revenues, net of state taxes and guest commissions,  for the year ended December 31, 2002 were $8,711,148 compared to net pari-mutuel revenues of  $8,455,687 for the same period in 2001, an increase of  $255,461 or 3%.  Revenues for the twelve months ended December 31, 2002, consisted of $5,131,973  from  live and simulcast jai-alai wagering and $3,579,175 from inter-track guest commissions.

Pari-mutuel revenues,  net of state taxes and guest commissions,  for the year ended December 31, 2001 were $8,455,687  consisting of $5,539,216  from  live and simulcast jai-alai wagering and $2,916,471 from inter-track guest commissions.

Card room revenue for the Miami Crystal Card Room for the twelve months ended December 31, 2002 was $167,719 compared to Miami Crystal Card Room revenues of $200,251 for the same period in 2001.

Admissions income, net of state taxes,  for the year ended December 31, 2002, was $150,325, net of state taxes, compared to $168,725 for the year ended December 31, 2001.  Program revenue for the year ended December 31, 2002, was $184,761, compared to $225,358 for the year ended December 31, 2001.

Attendance for live jai-alai performances and ITW performances, including Summer Jai-Alai,  was approximately 577,535 for the year ended December 31, 2002 compared to 582,285  for the year ended December 31, 2001 a decrease of  4,750.

Food and beverage income decreased $14,925 (1.7%) to $827,125 for the year ended December 31, 2002 compared  to $842,050 for the year ended December 31, 2001.

Operating Expenses

 The Company’s operating expenses for the year ended December 31, 2002 decreased $197,857  to $8,371,546 in 2002 from  $8,569,403 in 2001.

Operating payrolls and related costs totaled $2,781,399 and $2,815,106 respectively, for the years ended December 31, 2002 and 2001, respectively. This figure excludes player payroll  costs, bar restaurant, and concession payroll costs. The $2,781,399 consisted of $694,306 in mutuels payroll, $673,545 in maintenance/janitorial payroll, $622,767  in security payroll, $62,902 in publicity payroll, and $39,229 in office and admissions payroll. Payroll taxes for the year ended December 31, 2002 was $688,650. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses.  Player costs for the year ended December 31, 2002, totaled $1,800,425 compared to $1,806,899 for the same period in 2001.

Insurance expense  decreased $10,146  to $456,764 in 2002, compared to $466,910 in 2001. Employee benefits increased to $778,315 in 2002 compared to $769,902 in 2001. Employee benefits are mainly health insurance and self insurance costs associated with player personnel.

Repairs and  Maintenance  expenses for the twelve months ended December 31, 2002,  totaled $236,508 compared to $241,998 for the same period in 2001.

Rental and service costs for totalizator wagering equipment also represent a significant portion of operating expenses. These expenses  totaled $634,501 for the year ended 2002, compared to $624,646 for the year ended December 31, 2001 - - an increase of  $9,855 or 2%.

Programs expense totaled $150,497 for the year ended December 31, 2002 compared to $154,378 for the year ended  December 31, 2001.

Card Room operating costs consisted of $100,818 in payroll, and other card room operating costs of $30,500 for the twelve months ended December 31, 2002. Card room payroll costs totaled $104,091 and other card room costs were $35,731 for the same period in 2001.

Depreciation and amortization expense for the twelve month period ended December 31, 2002 was $484,013 compared to  $530,875, for the same period in 2001.

Utilities expense totaled $500,365 for the year ended December 31, 2002 compared to  $528,157 for the year ended December 31, 2001.

General and Administrative Expenses

The Company’s general and administrative expenses decreased  $752,654 (19%) to $3,195,896 for the  twelve months ended December 31, 2002, compared to  $3,948,550 for the twelve-months ended December 31, 2001.

Comparisons of significant categories of general and administrative expense for 2002 versus 2001 are as follows: Executive payroll and  director fees were $563,831 in 2002, compared to $486,381 in 2001.  Professional fees were $229,080 in 2002 compared to $335,548 in 2001.  Professional fees decreased $106,468  largely due to a decrease in litigation costs. Consulting fees decreased $569,300 to $499,500 in 2001, compared to $1,068,800 in 2001.         The decrease is due to the accrual of consulting expenses on December 31, 2001,  for the two principals of WJA who negotiated new agreements (See Note C). Travel and entertainment expense in 2002 totaled $261,952 compared to $205,919 in 2001. Telephone and other data line charges decreased $11,938 to $139,285 in 2002 compared to $151,223  in 2001. Property and other taxes decreased $69,736 to $288,573 in 2002 from $358,309 in 2001.

Interest expense totaled $618,273 in 2002 compared to $875,460 in 2001. The interest expense decreased $257,187 as a result of the new financing obtained October 31, 2001.

Other Income and Expense

Other income for the year ended December 31, 2002, was $481,071 compared to $742,020 for the same period in 2001.  The decrease of $260,949 is largely due to a $107,040 decrease in state tax credits on handle and admissions, a $37,551 decrease in interest income and a decrease in Summer Jai-Alai of  $88,230.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $1,315,018 at December 31, 2002.  The Company had an increase in working capital of approximately $580,393 during the year ended December 31, 2002.  The increase in working capital is largely due to paying off current liabilities with the new financing. (See Note I)

Net cash provided by  the Company’s operations totaled $1,501,708 for the year ended December 31, 2002.

Net cash used in  investing totaled $872,337.

During  2002, net  cash used in  financing activities totaled $791,872.

The Company’s cash flow is currently adequate to meet its’ debts and other obligations as they come due.

The Company received an unqualified opinion from its public accounting firm on its  financial statements for the years ended December 31, 2002 and December 31, 2001.

ITEM 7. Financial Statements

List of Financial Statements Filed.

See accompanying Financial Statements:

Balance Sheets as of December 31, 2002 and 2001.

Statements of Income for the years ended December 31, 2002 and 2001.

Statement of Changes in Stockholders’ Equity for the two years ended December 31, 2002 and 2001.

Statements of Cash Flows for the years ended December 31, 2002 and 2001.

Notes to Financial Statements.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth certain information concerning the Company’s executive officers and directors at December 31, 2002:

Name	Age	Position with the Company	Director or Executive Officer Since

W. Bennett Collett	70	Chief Executive Officer, Director and Chairman	1993

Robert L. Hurd*	64	President and Director	1993

W. Bennett Collett, Jr.	47	Executive V.P. , Secretary And Director	1993

George Galloway, Jr.	70	Director	1994

Timothy L. Hensley*	46	Director	1997

Roland M. Howell	86	Director	1995

William Haddon	71	Director	2001

*Messrs. Hurd and Hensley advised the company that for personal reasons they did not wish to stand for reelection

W. Bennett Collett has served as Chairman of the Board, Chief Executive Officer and a director of Freedom Financial Corporation (“Freedom”) since its formation in 1985. Freedom was a registered bank holding company until January, 1988 when it sold its banking subsidiaries. Mr. Collett has served as Chairman and director of Freedom Holding, Inc. (“Holding”) since its formation in December 1992. Holding’s sole business currently is to hold shares of Freedom. Mr. Collett has been involved in the management of banking and financial service companies for over 30 years, having been a principal officer, and director  of ten commercial banks. For 14 years Mr. Collett was a principal shareholder and chief executive officer of various banks and finance companies in Alabama, Arkansas, Georgia, Indiana and Missouri ranging in asset size from $1,000,000 to $250,000,000.

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

W. Bennett Collett Jr. served as President of Freedom from 1988 to 1989. Since August 1989, Mr. Collett has served as Executive Vice President of Freedom.  He has been a director of Freedom since its formation in 1985 and a director of Holding since April,  1998. He presently serves as Secretary and Treasurer of Holding. Mr. Collett is responsible for directing the Company’s gaming operations (live jai-alai performances and inter track wagering). Mr. Collett was appointed to the Company’s Board of Directors on August 9, 1994. W. Bennett Collett Jr. is the son of W. Bennett Collett.

Timothy L. Hensley served Freedom from 1988 to June 1998, in various capacities, including Executive Vice President, Treasurer and  Director. Mr. Hensley was appointed to the Company’s Board of Directors in February, 1997. Mr. Hensley served as Executive Vice President, Treasurer and Chief Financial Officer of the Company from 1993 until he resigned in June, 1998 to accept a position as Chief Financial Officer of Park Trust Development, a Tennessee residential and commercial real estate development company. In January 2002, Mr. Hensley accepted a position as Chief Financial Officer  at Ole South Properties, Inc.  in Tennessee.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10 per Cent of the Company’s Common stock to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports and certain representations furnished to the Company, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. Executive Compensation

Cash Compensation.

The following table sets forth all cash compensation paid by the Company for the fiscal years ended December 31, 2002, 2001, and 2000 to W. Bennett Collett, W. Bennett

Collett, Jr. (W. B. Collett, Jr.), Robert L. Hurd, and Daniel Licciardi. W. Bennett Collett received no cash compensation from the Company from the time he began service as an executive officer on March 31, 1993  through December 31, 1995.

Summary Compensation Table

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary		Options/ SARS	All Other Compensation

W. Bennett Collett	2002	$	*	-0-	-0-
Chairman of the Board	2001	$	*	250,000	-0-
and Chief Executive	2000	$	*	-0-	$50,000
Officer

Robert L. Hurd	2002	$	**	-0-	-0-
President and	2001	$	**	25,000	-0-
Director	2000	$	**	-0-	-0-

Daniel Licciardi	2002		$112,000	-0-	-0-
Vice President-	2001		$108,000	17,500	-0-
Pari Mutuels Mgr	2000		$114,667	-0-	-0-

W. B. Collett, Jr.	2002		$192,000	-0-	$25,000	•
Executive Vice	2001		$168,000	75,000	-0-
President and Director	2000		$168,000	-0-	-0-

•                                          On April 9, 2002, the Company authorized a performance bonus to W. B. Collett, Jr.

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

Aggregated Option Exercises in Fiscal 2002

And Year-End Option Values

Number of Securities

Underlying Unexercised

Options at Fiscal Year End

Name	Shares Acquired on Exercise (#)	Value Realized	Exercisable/ Unexercisable(#)

W. Bennett Collett	-0-	-0-	480,000/-0-
W. B. Collett, Jr.	-0-	-0-	180,000/-0-
Robert Hurd	-0-	-0-	67,500/-0-
Daniel Licciardi	-0-	-0-	40,000/-0-

Director Compensation

The Company currently pays its non-management directors, Dr. George W. Galloway, Jr., William C. Haddon, and Roland M. Howell a monthly fee of $500. W. Bennett Collett, and W. B. Collett, Jr. receive no directors fees.

Stock Options

On August 9, 1994, the Company adopted a Directors’ Stock Option Plan pursuant to which each current and future director of the Company will receive an option to purchase 25,000 shares of Common Stock. All options previously granted pursuant to the Directors’ Stock Option Plan were canceled effective November 2, 1998.

On February 26, 1997, the Company adopted a Directors’ Continuing Stock Option Plan that provides that every director will be granted an option to purchase 10,000 shares of common Stock for each full or  partial year that such director served as such before January 1, 1997 and for each full year as a director after December 31, 1996. All options previously granted pursuant to the Directors’ Continuing Stock Option Plan were canceled effective November 2, 1998.

On February 9, 1999, the Board of Directors rescinded the Company’s Directors Stock Option Plan, which was adopted in 1994, and the Company’s Directors Continuing Stock Option Plan, which was adopted in 1997. On the same date, the Board of Directors adopted a new Directors and Officers Stock Option Plan. On February 11, 1999 options were granted to each director, including W. Bennett Collett, W. B. Collett, Jr. and Robert L. Hurd, to purchase 30,000 shares Common Stock for $2.25 per share, which was the last sales price of the Common Stock in the over-the-counter market on February 10, 1999.

Additional options were granted to executive officers  W. Bennett Collett, Chairman and CEO, for 200,000 shares, W. B.  Collett, Jr., Executive Vice-President,  for 75,000 shares, and Robert L. Hurd, President, for 12,500 shares.  The  options are exercisable, in whole or in part, from time to time, anytime after August 26, 1999 and before August 11, 2004.

On July 22, 2000, the Board of Directors granted options to officers and directors to purchase an aggregate of 637,999 shares of Common Stock for $1.26 a share, which was the last sales price of the Common Stock in the over-the-counter market on July 21, 2000, none of which were exercised.  Because the book value of the Common Stock at September 30, 2000 was approximately $3.36 per share, the Board of Directors was concerned that the exercise of the options could  dilute the book value of the outstanding Common Stock .  On January 10, 2001, the Board of Directors authorized the cancellation of such options and each officer and director to whom options were granted agreed to the cancellation.  At the same time, the Board of Directors issued a new stock option plan.

On January 10, 2001, the Board of Directors granted options to the following officers and directors to purchase Common Stock for $3.50 per  share.  W. Bennett Collett, Chairman and CEO for 250,000 shares, W. B. Collett, Jr., Executive Vice-President, for 75,000 shares, and Robert L. Hurd, President for 25,000 shares, Roland M. Howell, Director for 32,500, George W. Galloway, Director for 20,000 shares, and Timothy L. Hensley, director for 8,750 shares .

New options were granted to purchase stock at the market price prevailing on the date prior to the date of grant because the old options, which were canceled, were significantly out-of- the money and did not provide an incentive for the directors and officers to strive to contribute to the success of the Company.

Indemnification

Under Section 145 of the Delaware General Corporation Law (“DGCL”), the  Company has the power to indemnify directors and officers under certain prescribed circumstances and subject to certain limitations against certain costs and expenses, including attorney’s fees, actually and reasonably incurred in connection with any action, suit or proceeding, whether civil, criminal, administrative, or investigative, to which any of them is a party by reason of his being a director or officer of the Company if it is determined that the officer or director  acted in accordance with the applicable standard of conduct set forth in such statutory provisions. The Company’s Bylaws provide that the Company shall indemnify each person who may be indemnified pursuant to Section 145, as amended from time to time (or any successor provision thereto), to the fullest extent permitted by Section 145. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 11.               Security Ownership Of Certain Beneficial Owners And  Management

The following table sets forth certain information as of March 31, 2003.concerning each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock of the Company and information regarding beneficial ownership of Common Stock, the Class B Common Stock of Freedom, and the Common Stock of Holding by each director and executive officer, and all directors and executive officers as a group.  Freedom and W. B. Collett (“Collett”) entered into an Indemnification Agreement dated May 10, 2002,  which Freedom agreed to indemnify and to hold Collett harmless from his personal guarantee of a loan by CIB Bank, Frankfort, Illinois to Freedom in the principal amount of $2,100,000.  Freedom is indebted to Collett on various demand promissory notes in the aggregate amount of $2,644,629 as of December 31, 2002.  As security for various demand notes and Colletts’ personal guaranty to CIB Bank, Freedom pledged to Collett the following shares of Company stock owned by Freedom: 886,157 issued and outstanding shares of common stock, $1,000,000 face amount of Series F Preferred Stock and $200,000 face amount of Series E Preferred Stock. Freedom and Holding each may be deemed to be a “parent” of the Company as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Holding’s sole business currently is to hold shares of Freedom.

	THE COMPANY			FREEDOM			HOLDING
Directors And Executive Officers	Number Of Shares(1)		Percent Of Class(2)	Number Of Shares(1)		Percent Of Class(3)	Number Of Shares(1)		Percent Of Class(4)

W. B. Collett	1,514,491	(5)	40.7%	1,109,011	(6)	95.5%	412.1		74.3%

Robert L Hurd	68,000	(7)	2.1%				54.3	(8)	9.8%

W. B. Collett, Jr	180,000	(16)	5.5%	—		—	87.9		15.9%

Roland M. Howell	463,334	(9,14)	14.2%	—		—	—		—

Timothy L. Hensley	38,750	(17)	1.2%	—		—	—		—

George W. Galloway, Jr.	50,000	(18)	1.6%	—		—	—		—

All current directors and Executive officers as a group (6 persons)(10)	2,314,575		54.1%	1,109,011		95.5%	554.30		100%

5% Beneficial Owners	Number Of Shares(1)	Percent Of Class(2)	Number Of Shares(1)	Percent Of Class(3)	Number Of Shares(1)	Percent Of Class(4)
Freedom Financial Corporation(11)	1,034,491	31.9%	N/A	N/A	N/A	N/A

BOK DPC Asset Holding Corporation(13)(5)	346,648	11%	N/A	N/A	N/A	N/A

Roland M. and Dorothy V. Howell(9)(14)	463,334	14.2%	N/A	N/A	N/A	N/A

(1) Based upon information furnished to the Company by the named person, and information contained in filings with the Securities and Exchange Commission (the “Commission”). Under the rules of the Commission, a person is deemed to beneficially own shares over which the person has or shares voting or investment power or which the person has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the named persons have sole voting and investment power with respect to shares shown by them.

(2) Based on 3,094,698 shares outstanding as of March 31, 2003. Shares of Common Stock of the Company subject to options exercisable or preferred stock convertible within 60 days are deemed outstanding for computing the percentage of class of the person holding such options or preferred stock, but are not deemed outstanding for computing the percentage of class for any other person.

(3) Based on 1,165,723 shares outstanding as of March 31, 2003. Class B Common Stock is the only class of Freedom’s common capital stock issued and outstanding.

(4) Based on 554.3 shares outstanding as of March 31, 2003.

(5) Of the 1,514,492  shares, it includes 1,034,491 shares beneficially owned by Freedom, which includes 148,334 shares of the Company into which 500 shares of the Company’s Series F Preferred Stock owned by Freedom are convertible. Mr. Collett may be deemed to beneficially own the shares held by Freedom, although he disclaims such beneficial ownership of such shares.  Excludes 346,648 shares  owned by BOK DPC Asset Holding Corporation, a wholly-owned subsidiary of the Bank of Oklahoma, is vested with  continuing voting rights for 346,648 shares (11%) of the Company’s common stock owned by the wholly-owned subsidiary of the Bank of Oklahoma, BOK DPC Asset Holding Corporation which Mr. Collett, in his capacity as Chairman and Chief Executive officer of the Company, holds an irrevocable proxy to vote. (See Note 13 below).  Mr. Collett can exert considerable influence over the election of the Company’s directors and the outcome of corporate actions requiring stockholder approval. The above number of shares  (1,514,492) also  includes options granted to Mr. Collett to purchase 480,000 shares of the Company’s common stock.

(6) Includes 1,109,011 shares owned by Holding. Mr. Collett may be deemed to beneficially own the shares held by Holding, although he disclaims beneficial ownership of such shares.

(7) Includes 500 shares owned by the Hurd Family Partnership, L.P., of which Mr. Hurd is general partner.      In addition, it includes Mr. Hurds option to purchase 67,500 shares.

(8) Includes 54.3 shares owned by the Hurd Family Partnership, L.P., of which Mr. Hurd is general partner.

(9) Includes 148,334 shares of common stock into which 500 shares of the Company’s Series F Preferred Stock owned jointly by Mr. and Mrs. Howell are convertible.  Of the 463,334 shares, Mr. and Mrs. Howell own 283,334 shares as joint tenants and share voting and investment power, Mr. Howell owns 45,000 shares individually and retains sole voting and investment power with respect to these shares.  Mrs. Howell owns 72,500 shares individually and retains sole voting and investment power with respect to these shares.  In addition, the above figure (463,334)  includes options granted to  Mr. Howell to purchase 62,500 shares of the Company’s common stock.

(10) Includes 1,175,419 shares which may be acquired by all directors and executive officers as a group.

(11) See Note (5). The address of Freedom Financial Corporation and Freedom Holding, Inc. is 2669 Charlestown Road, Suite D, New Albany, Indiana 47150. The business address of W. B. Collett is 1750 South Kings Highway, Fort Pierce, Florida 34945-3099.

(13) BOK DPC Asset Holding Corporation’s address is Bank of Oklahoma Tower, P.O. Box 2300, Tulsa Oklahoma 74192.  The Company’s wholly-owned subsidiary, Florida Gaming Centers, Inc., owns pari-mutuel licenses and Florida law prohibits any person from owning more than 5% of the issuer’s common stock unless the Florida Department of Business and Professional Regulation (the “Department”) approves such ownership.  As a condition to BOK DPC Asset Holding Corporation (“DPC”) acquiring the 346,648 shares of Common Stock without the Department’s approval, the Department required DPC to escrow the shares and to grant an irrevocable proxy to W. B. Collett,  the Chairman of the Board and Chief Executive Officer of the Issuer to vote the shares until such time as DPC either disposes of the shares that are in excess of 5% of the Issuer’s shares or obtains the approval of the Department to own more than 5% of the Issuer’s shares.

(14) Roland M. and Dorothy V. Howell’s address is Plaza Venetia, Suite 22 A-B, Miami,

Florida 33132.

(16) W. Bennett Collett, Jr. has been granted the option to purchase 360,000 shares.

(17) Timothy L. Hensley has been granted the option to purchase 77,500 shares.

(18) George W Galloway, Jr.  has been granted the option to purchase 100,000 shares.

ITEM 12.               Certain Relationships and Related Transactions

Freedom and Freedom Holding may each be deemed to be a “parent” of the Company as such term is defined in the rules promulgated under the U.S. Securities & Exchange Act, by virtue of Freedom’s beneficial ownership of 30.1% of the Common Stock of the Company and Freedom Holding’s beneficial ownership of  95% of the Common Stock of Freedom.  See ITEM 11, “Security Ownership of Certain Beneficial Owners and Management”.

On November 10, 1998, the Board of Directors of the Company authorized the Company  to borrow up to $1,500,000 from Freedom Financial Corporation (“Freedom”), an affiliate, with the loan to be represented by a promissory note (the “Company Note”) bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company’s wholly-owned subsidiaries, Florida Gaming Centers, Inc. (“Centers”) and

Tara Club Estates, Inc. (“Tara”) and by a second lien on substantially all  of the Company’s other assets.  The Note will be guaranteed by Centers and Tara  with their guaranties secured by a second lien on substantially all of their respective assets. Freedom may partially fund the Company Note  out of the proceeds of a loan from a commercial bank (the “Freedom Note”).  The Freedom Note to the Commercial Bank, if incurred,  will bear interest at 13% per annum and must be personally guaranteed by W. Bennett Collett, the Company’s Chairman and Chief Executive Officer. The Freedom Note will be secured by an assignment of the Company Note and the collateral securing the Company Note.  The Company Note and the Freedom Note will be due on demand or one (1) year from date (November 10, 1998) if no demand is made.  A fee of five points must be paid at the closing of the Freedom Note and a like amount will be paid at the closing of the Company Note to Freedom.  All funds advanced to the Company from Freedom under this line of credit were advanced from Freedom’s internal funds.  No funds were borrowed from a commercial bank.

As of December  31, 2002 the outstanding principal balance due  to Freedom from the Company was $557,538.  This note is due on demand and is included as a short-term liability in the financial statements of the Company.

In  April 1999, in order to stimulate lot sales and  the construction of new homes in Tara Club Estates,  W. Bennett Collett, the Company’s Chairman, formed a joint venture with a builder called Tara Construction Co. (the “Joint Venture”).  The Joint Venture  borrowed $1,200,000 from two commercial banks to finance the purchase of lots and the construction of homes on the lots. The Company sold nine (9) lots to the Joint Venture for an aggregate of $431,000 cash and the Joint Venture pledged the lots to secure the bank loans. The sale of the lots to the Joint Venture  resulted in a $212,445 profit to the Company. In June of 1999, the joint venture commenced construction of homes  on eight (8) of the lots and subsequently sold three (3) of the lots and houses for an aggregate of $880,000, which resulted in a profit of $76,588. The Joint Venture paid $38,294, which was the Chairman’s share of the profits, to the Company. The Company advanced $112,100 to the Joint Venture in 1999 and $451,039 to the Joint Venture in 2000, for an aggregate of $563,139, to help finance the construction of houses on five (5) of the lots.  In 2001,  the Joint Venture transferred to the Company the five (5) lots and houses  and one (1) lot, subject to the mortgages thereon totaling approximately $954,000.  During the twelve month period ended December 31, 2002, the Company sold three more homes for a total of $823,400 which resulted in a loss of $74,824.  Mr. Collett has agreed to personally indemnify the Company for the loss, if any, resulting from the above described transaction.

The Company’s Tara Club Estates subsidiary leases certain heavy construction equipment from a related party, Freedom Financial Corporation under a verbal month-to-month lease agreement. During 2000, the Company made lease payments to Freedom totaling approximately $265,000 and by mutual agreement of the parties, amortized such payment to expense at the rate of $14,500 per month. On June 25, 2001, Freedom sold a piece of the heavy construction equipment as part of the bulk sale of the residential property and reduced the lease expense to $10,000 a month.  On April 1, 2002 the Company reduced the lease expense to $8,000 a month and the Company expensed these lease payments. Accordingly, total lease expense under this lease during 2001 was $147,000  and $102,000 during  2002.  Total lease expense capitalized under this arrangement since the lease’s inception in 1998 is $605,000 and $72,000 has been expensed.

ITEM 14.  CONTROLS AND PROCEDURES

As of a date (the “Evaluation Date”) within 90 days prior to this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were effective to timely alert them to material information required to be included in the Company’s Exchange Act filings. Subsequent to the Evaluation Date, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

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

10.27

Agreement for Sale and Purchase of Property between Florida Gaming Centers, Inc., City National Bank of Florida, Trustee, and Monroe’s Prestige Group,Inc. and Staack and Klemm, P.A., Escrow Agent is incorporated by reference to Exhibit 2.4 to Form  8-K/A dated November 26, 1997.

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

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of the Corporation.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of the Corporation.

(b)           Reports on Form 8-K.

During the quarter ended December 31, 2001,  the Company filed the following current reports on Form 8-K:  (i) Form 8-K dated December 31, 2001, Item. 5 Other Events entering a Loan Agreement with CIB Bank, Frankfort, IL,  under which CIB Bank agreed to loan Florida Gaming Centers, Inc. the sum of $4,600,000 (the “Loan”).

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION

Date: March 31, 2003	By	/s/ W. Bennett Collett
W. Bennett Collett
Chairman and Chief
Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ W. Bennett Collett	Chairman of the Board	March 31, 2003
W. Bennett Collett	of Directors and
Chief Executive Officer
(Principal Executive Officer)

/s/ Kimberly R. Tharp	Chief Financial Officer, Secretary	March 31, 2003
Kimberly R.Tharp	and Treasurer

/s/ W. Bennett Collett, Jr.	President, Director,	March 31, 2003
W. Bennett Collett, Jr.	and Chief Operating Officer

/s/ George W. Galloway, Jr.	Director	March 31, 2003
George W. Galloway, Jr.

/s/ Roland M. Howell	Director	March 3l , 2003
Roland M. Howell

/s/ William C. Haddon	Director	March 31, 2003
William C. Haddon

CERTIFICATIONS

I, W. B. COLLETT certify that:

1)              I have reviewed this annual report on Form 10-KSB of Florida Gaming Corporation;

2)              Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not  misleading with  respect to the period covered by this annual report;

3)              Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all  material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in  this annual report;

4)              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)      presented in this annual report or conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the  registrant’s ability to  record, process, summarize and report financial data and have identified for  the registrant’s auditors any material weaknesses in internal controls, and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

/s/ W. B. COLLETT
Chairman and Chief Executive Officer

CERTIFICATIONS

I, KIMBERLY THARP,  certify that:

1)              I have reviewed this annual report on Form 10-KSB of Florida Gaming Corporation;

2)              Based on my knowledge, this annual report does not contain any untrue statement of a material fact or   omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with  respect to the period covered by this annual report;

3)              Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly        present in all  material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the  periods presented in  this annual report;

4)              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and  procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the  registrant, including its  consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this  annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing  date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on  our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors  and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely                                affect the registrant’s ability  to  record, process, summarize and report financial data and have identified for  the registrant’s auditors any material  weaknesses in internal controls, and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the  registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant  changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003	/s/ KIMBERLY THARP
Chief Financial Officer

Audited Consolidated Financial Statements

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2002 and 2001

[KING + COMPANY P S C LETTERHEAD]

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

 and Shareholders

Florida Gaming Corporation and Subsidiaries

Miami, Florida

We have audited the accompanying consolidated balance sheets of Florida Gaming Corporation and Subsidiaries (a Delaware Corporation) as of December 31, 2002 and 2001 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida Gaming Corporation and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ King & Company, PSC

Louisville, Kentucky
March 7, 2003

CONSOLIDATED BALANCE SHEETS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

	December 31,
	2002	2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,315,018	$1,477,519
Accounts receivable, including ITW	543,620	615,814
Inventory	69,029	52,378
	1,927,667	2,145,711

PROPERTY, PLANT AND EQUIPMENT—Notes C and J
Land	3,895,585	3,895,585
Buildings and improvements	7,183,494	7,118,769
Furniture, fixtures and equipment	1,885,560	1,794,745
	12,964,639	12,809,099

Less accumulated depreciation	(3,530,044)	(3,084,000)
	9,434,595	9,725,099

REAL ESTATE HELD FOR SALE—Note L	6,458,897	8,800,449

NOTE RECEIVABLE—Note L	1,362,164	-0-

OTHER ASSETS—Notes G and K	1,008,778	1,007,354

	$20,192,101	$21,678,613

	December 31,
	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Unclaimed winnings	$222,472	$186,384
Deposits on real estate sales	23,500	50,502
ITW payables	257,534	182,385
Accrued payroll and related expenses	228,697	231,361
Accounts payable and accrued expenses—Note G	3,772,576	4,005,891
Current portion of long-term debt—Note I	1,245,030	1,891,723
	5,749,809	6,548,246

LONG-TERM DEBT (less current portion)—Note I	4,970,694	4,879,099

STOCKHOLDERS’ EQUITY—Notes B, D and H
Class A cumulative convertible preferred stock; 1,200,000 shares authorized; 33,635 shares issued and outstanding in 2002 and 2001; aggregate 2002 liquidation preference of $366,622	3,363	3,363
Series B cumulative convertible preferred stock; 50 shares authorized; 45 shares issued and outstanding in 2002 and 2001; aggregate 2002 liquidation preference of $57,150	5	5
Series E 8% cumulative convertible preferred stock, 300 shares authorized; 300 issued and outstanding in 2002 and 2001; aggregate 2002 liquidation preference of $300,000	30	30
Series F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 issued and outstanding in 2002 and 2001; aggregate 2002 liquidation preference of $2,000,000	200	200
Common stock, $.10 par value; 15,000,000 shares authorized; 6,189,395 shares issued and outstanding in 2002 and 2001	618,940	618,940
Capital in excess of par value	37,494,923	37,494,923
Accumulated deficit	(28,645,863)	(27,866,193)
	9,471,598	10,251,268

	$20,192,101	$21,678,613

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2002 and 2001

	2002	2001
HANDLE
Live Jai-Alai	$16,545,876	$18,295,648
ITW-Guest	39,009,270	32,268,021
ITW-Host	14,197,448	14,366,328

Total Pari-Mutuel Handle	$69,752,594	$64,929,997

JAI-ALAI MUTUEL REVENUE	$8,030,039	$8,528,683
Less Florida State pari-mutuel taxes incurred—Note E	(944,865)	(1,027,769)
Less simulcast guest commissions	(1,951,835)	(1,961,698)
INTER TRACK MUTUEL COMMISSIONS	3,577,809	2,916,471
Net Pari-Mutuel Revenue	8,711,148	8,455,687

ADMISSION INCOME, net of State taxes incurred	150,325	168,725
PROGRAM REVENUE	184,761	225,358
FOOD AND BEVERAGE	827,125	842,050
CARD ROOM REVENUE	167,719	200,251
OTHER	504,397	496,492
TOTAL OPERATING REVENUE	10,545,475	10,388,563

OPERATING EXPENSES
Advertising and promotions	460,337	468,707
Operating and mutuels payroll and related costs	2,781,399	2,815,106
Player payroll and related costs	1,800,425	1,806,899
Food and beverage costs	669,990	682,274
Repairs and maintenance	236,508	241,998
Totalizator/teleview rent—Note H	160,311	184,226
ITW and television costs	474,190	440,419
Programs	150,497	154,378
Card room payroll and related costs	100,818	104,091
Other card room operating costs	30,500	35,731
Depreciation and amortization	484,013	530,875
Utilities	500,365	528,157
Miscellaneous, net	522,193	576,542
TOTAL OPERATING EXPENSES	8,371,546	8,569,403

GENERAL AND ADMINISTRATIVE
Executive payroll and related costs	$539,831	$462,881
Directors’ fees	24,000	23,500
Management consulting—Notes C and G	499,500	1,068,800
Telephone and travel	401,236	357,142
Professional fees	229,080	335,548
Interest and financing costs—Note I	756,913	875,460
Property taxes	288,573	358,309
Insurance	456,763	466,910
	3,195,896	3,948,550
LOSS FROM OPERATIONS	(1,021,967)	(2,129,390)

OTHER INCOME (EXPENSE)
Real estate development activities—Note L	(571,535)	(543,407)
Interest and dividend income	24,792	62,343
State tax credits on handle and admissions—Note E	712,191	740,055
Summer Jai Alai operations—Note K	315,623	403,853
Other (net)	-0-	79,176
	481,071	742,020

LOSS BEFORE INCOME TAXES	(540,896)	(1,387,370)

Income tax expense	2,000	43,633

NET LOSS	$(542,896)	$(1,431,003)

BASIC LOSS PER COMMON SHARE—Note A	$(.12)	$(.25)
DILUTED LOSS PER COMMON SHARE—Note A	$(.12)	$(.25)

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the two years ended December 31, 2002

	Class A Preferred Stock Par Value $.10		Series B Preferred Stock Par Value $.10		Series E Preferred Stock Par Value $.10		Series F Preferred Stock Par Value $.10		Common stock Par Value $.10		Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balances at January 1, 2001	33,635	$3,363	45	$5	300	$30	2,000	$200	6,189,395	$618,940	$37,360,544	$(26,218,919)

Dividends on Series F preferred stock												(160,000)

Dividends on Series A preferred stock												(30,271)

Dividends on Series E preferred stock												(26,000)

Stock warrants issued											134,379

Net loss for the year												(1,431,003)

BALANCES AT DECEMBER 31, 2001	33,635	3,363	45	5	300	30	2,000	200	6,189,395	618,940	37,494,923	(27,866,193)

Dividends on Series F preferred stock												(160,000)

Dividends on Series A preferred stock												(30,271)

Dividends on Series E preferred stock												(24,000)

Dividends on Series B preferred stock												(22,503)

Net loss for the year												(542,896)

BALANCES AT DECEMBER 31, 2002	33,635	$3,363	45	$5	300	$30	2,000	$200	6,189,395	$618,940	$37,494,923	$(28,645,863)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2002 and 2001

	2002	2001
OPERATING ACTIVITIES
Net loss	$(542,896)	$(1,431,003)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	622,653	530,875
Loss on impairment of assets	7,120	158,675
Provision for doubtful accounts	50,000	-0-
(Increase) decrease in inventory	(16,651)	19,460
Decrease in accounts receivable	22,194	261,474
Decrease in real estate development	1,436,210	856,386
Increase (decrease) in unclaimed winnings	36,088	(8,105)
Decrease in accounts payable and accrued expenses	(160,830)	(321,131)
Realized loss on sale of real estate—Note L	74,822	-0-
(Decrease) increase in deposits on real estate sales	(27,002)	41,002
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,501,708	107,633

INVESTING ACTIVITIES
Purchases of property and equipment	(155,540)	(49,584)
Decrease (increase) in other assets	(178,033)	76,143
Increase in note receivable	(1,362,164)	-0-
Proceeds from the sale of real estate	823,400	-0-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(872,337)	26,559

FINANCING ACTIVITIES
Proceeds from long-term loan	170,397	4,600,000
Repayment of short-term debt	(725,495)	(4,975,978)
Dividends paid	(236,774)	(243,606)
NET CASH USED IN FINANCING ACTIVITIES	(791,872)	(619,584)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(162,501)	(485,392)

Cash and cash equivalents at beginning of period	1,477,519	1,962,911

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,315,018	$1,477,519

SUPPLEMENTAL DISCLOSURES
Interest paid	$529,845	$897,425
Real estate acquired through assumption of debt and forgiveness of Note
Receivable:	$-0-	$1,539,588
Real estate acquired
Debt assumed	$-0-	$993,249
Note receivable forgiven	$-0-	$546,339
Stock warrants issued in connection with procurement of long-term debt	$-0-	$134,379

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2002 and 2001

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background: Florida Gaming Corporation (the Company) operates live Jai Alai frontons in Ft. Pierce, and Miami, Florida through its Florida Gaming Centers, Inc. subsidiary (Centers).  The Company also conducts intertrack wagering (ITW) on jai alai, horse racing and dog racing from its facilities.  In addition, the Company operates Tara Club Estates, Inc. (“Tara”), a residential real estate development and commercial project located near Atlanta in Walton County, Georgia.  (See Note M)  These financial statements include the accounts of the Company and its subsidiaries.  Significant intercompany transactions have been eliminated.

Approximately 41% of the Company’s common stock is controlled by the Company’s Chairman and CEO either directly or beneficially through his ownership of Freedom Financial Corporation (Freedom), a closely held investment company.

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

Long-lived assets: The Company’s investment in its residential and commercial property is carried at cost.  The Company evaluates the carrying value of its real estate development and other long-lived assets under FAS 67 and FAS 144 annually.

Inventory:  The Company’s inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market.

Other comprehensive income:  The Company follows the provisions of Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income.  The Company had no “other comprehensive income” during either year presented.  Accordingly, Comprehensive income is equal to net income in 2002 and 2001.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system.  The Company accepts wagers on both on-site and ITW events.  On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company.  ITW wagers are also accepted and forwarded to the “host” facility after retention of the Company’s commissions.  The Company’s liability to host tracks for ITW collections totaled $559,820 and $872,656 at December 31, 2002 and 2001, respectively.  Unclaimed winnings (outs) totaled $347,053 and $317,437 at December 31, 2002 and 2001, respectively.

Income Taxes:  The Company utilizes the asset and liability approach to accounting for income taxes.  The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income (Loss) Per Common Share: Basic income (loss) per common share is determined by dividing income (loss), less required dividends on preferred shares ($218,321 in 2002 and $91,460 in 2001), by the weighted average number of shares of common stock outstanding.  Diluted income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options and warrants assuming proceeds are used to repurchase shares pursuant to the treasury stock method plus the weighted average number of shares that would be issued if holders of the Company’s preferred stock converted those shares to common stock using the “if converted” method, unless the use of such method would be anti-dilutive.

The weighted average number of shares outstanding used in the calculation of both basic and diluted net loss per common share was 6,189,395 for both 2002 and 2001.

Options and warrants to purchase 2,147,500 and 2,165,000 shares of the Company’s common stock were outstanding on December 31, 2002 and 2001, respectively.  None of the shares subject to option at December 31, 2002 or 2001, net of forfeitures were included in the computation of diluted loss per common share for either year because their effect would have been antidilutive.  The warrants were issued in connection with the Company’s credit facility from CIB Bank, more fully discussed in Note I.  Reference is also made to Note D.

Stock Options: The Company accounts for stock-based employee compensation arrangements using the intrinsic value method provided in APB 25.  Under this method, the cost of compensation is measured by the excess of the quoted market price of the stock over the option price on the grant date (measurement date).  The Company’s stock option plans require the issuance of all options at a price equal to or greater than the market price of the stock on the grant date.  Stock options issued for non-compensation purposes are accounted for at fair value pursuant to FASB 123 (See Note D).

Real Estate Development: The Company’s Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition and development costs by the number of lots developed.  Revenue is recorded only after the passage of title to the Company’s customer.

Reclassification:  Certain 2001 amounts have been reclassified to conform with their 2002 presentation.

NOTE B—PREFERRED STOCK

Class A Preferred: The Company’s Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock.  The 2002 dividend is payable December 12, 2002.  The Company declared the required dividends for 2002 and 2001.

Each share of Class A preferred is convertible into .225 shares of common stock at the holder’s option.  During the years ended December 31, 2002 and 2001, no shares were converted.  The Class A preferred is redeemable at the option of the Company at $10.60 per share.  In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

Class B Preferred: The Company’s Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock.  Such dividends are payable in shares of the Company’s common stock.  The consideration received by the Company upon initial issuance of each share of the Series B stock was $1,000.  Holders of Series B shares may convert all or any of such Series B shares to the Company’s common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock.  On December 15, 1995, the Board of Directors reserved 600,000 shares of the Company’s common stock for issuance upon conversion of the Series B preferred stock.  Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock.  The required Series B dividends were declared and accrued during 2002 and 2001.

Series E Preferred: The Company is authorized to issue 300 shares of Series E 8% cumulative convertible preferred stock, $.10 par value (the “Series E Preferred Stock”), which provides annual dividends at the rate of 8% of the share’s stated value, payable upon conversion of the Series E preferred stock into common stock.  The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or splits).

Holders of Series E Preferred Stock may convert all or any such shares to the Company’s common stock (the “Series E Conversion Shares”) beginning 120 days after the issuance of the Series E Preferred Stock.  In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.50 and (ii) 80% of the average of the closing bid price of the common stock on the five trading days before conversion.  A holder of Series E Conversion Shares may not sell more than 25% of such shares between 120 and 150 days of his purchase of Series E Preferred Stock converted into each share, 50% of such shares between 151 and 180 days of his purchase of Series E Preferred Stock converted into such shares and 75% of such shares between 181 and 210 of his purchase of Series E Preferred Stock converted into each share; holders may generally sell all of their Series E Conversion Shares 211 days after their purchase.

Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock.  The required Series E dividends were declared and paid during 2002 and 2001.

Series F Preferred: The Company is also authorized to issue up to 2,500 shares of Series F 8% Cumulative Convertible Preferred Stock (the “Series F Preferred Stock”), which provides annual dividends at the rate of 8% of the shares’ stated value.  The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or split).  At the discretion of the Company’s Board of Directors, such dividends may be paid in shares of the Series F Preferred Stock.

Holders of Series F Preferred Stock may convert all or any of such shares to the Company’s common stock at any time.  Each share of Series F Preferred Stock shall be converted into 296.6689 shares of common stock (the “Conversion Stock”).  The number of shares of Conversion Stock into which each share of Series F Preferred Stock shall be converted shall be proportionately adjusted for any increase or decrease in the number of shares of common stock or Series F Preferred Stock.

Upon liquidation, the holders of Series F Preferred Shares shall be entitled to be paid $1,000 per share plus accrued dividends before any distribution to holders of common stock.

The Series F shares are all held by related parties of the Company.  2,000 Series F shares were outstanding at December 31, 2002 and 2001.  The required Series F dividends were declared and paid during 2002 and 2001.

The Class A Preferred Stock, the Series B Preferred Stock, the Series E Preferred Stock and the Series F Preferred Stock are all equal in rank with respect to the payment of dividends and the distribution of assets upon liquidation of the Company.

NOTE C—WJA CONTRACT

On September 12, 1996, the Company acquired the notes (the “WJA Notes”) of WJA Realty Limited Partnership (“WJA”), with balances aggregating about $20,000,000 from the Bank of Oklahoma, N.A., Tulsa, Oklahoma.  The WJA Notes were secured by, among other collateral, real estate and improvements consisting of three jai-alai and ITW facilities located in Miami, Tampa and Ocala, Florida (the “WJA Frontons”).

On November 25, 1996, Florida Gaming Centers, Inc. a wholly-owned subsidiary of the Company (“Centers”), entered into a purchase agreement with WJA pursuant to which Centers agreed to acquire the WJA Frontons from WJA.  Consideration for the acquisition included (i) the cancellation of the WJA Notes, (ii) the retention by WJA of the 200,000 shares of common stock owned by WJA, (iii) the assumption of all liabilities of WJA arising in the ordinary course of business (subject to certain limitations), including a $500,000 promissory note owed to Wheeler-Phoenix, payable over a ten year period in equal installments, with annual interest of 6% (See Note I) and (iv) a profit sharing arrangement based on Centers’ net profits before income taxes, wherein WJA would receive 20% of Centers’ cumulative net profits for ten years (1997 through 2007), subject to a cumulative $1,000,000 per year cap.  Other aspects of the 20% provision could affect the profit payout.  Additionally, should Centers dispose of any of its significant assets or operations, WJA may be entitled to 10% of Centers’ gain (net of related costs and expenses) on disposition.  The Company previously accrued a disposition payment relating to the gain on the sale of its Tampa and Ocala properties and certain Miami properties.  In that connection, on April 22, 2002, the Company agreed to pay WJA $200,000 (at $20,000 per month for 10 months) in satisfaction of its obligation to WJA for the disposition payments due on the sale of Tampa and Ocala.  Three payments remained to be made at December 31, 2002.  (See Note J).

In 1996 two principals of WJA also entered into consulting arrangements with Centers.  One principal (Wheeler) entered into a ten-year consulting agreement with Centers, with annual compensation of $100,000 during the first five years of the agreement and annual compensation of $50,000 during the second five years of the agreement.  The other principal (Donovan) entered into a five-year consulting agreement with Centers, with annual compensation of $240,000, plus certain benefits.  During 1998, amendments to the consulting and noncompetition agreements were executed, and settlements reached requiring payments to both principals of all amounts past due, based on the modified agreement.  The revised agreements required annual compensation of $72,000 for the first five years and $48,600 annually during the second five years of the agreement for Wheeler, and annual compensation of $120,000, plus certain benefits over a ten year period for Donovan.  Under certain conditions, the Company could fulfill its obligations under the consulting and non-compete agreement by prepayment of 50% the remaining balance due under the agreement.  During late 2001 and early 2002, the Company and the consulting principals negotiated new agreements.  The 2001 Wheeler agreement terminated his existing consulting and non-competition agreement in exchange for a lump sum payment of $154,800 on March 7, 2002.  The payment was accrued at December 31, 2001 as a consulting expense.  The 2001 Donovan agreement continued his consulting and non-competition agreement for payments of $25,000 in December 2001, $216,000 on January 14, 2002 and $1,000 per month for 60 months through December 2007.  The payments due in December 2001 and January 2002 were made.  These payments were accrued at December 31, 2001 as a consulting expense.

NOTE D—STOCK OPTIONS AND WARRANTS

On December 27, 2002, the Company’s stockholders established the 2003 Master Stock Option Plan (the Master Plan) to codify the Company’s 1995 and 1999 Nonqualified Option Plans with a new 2002 Option Plan for Advisors and Consultants.  None of the plans were amended by the adoption of the Master Plan.

On January 10, 2001, options were granted to officers, directors and certain corporate employees to purchase up to 875,000 shares of Common Stock for $1.75 per share, which was the Company’s approximate book value per share at that date.  Consistent with APB 25, no compensation cost was recognized during 2001 for stock options issued to employees and directors.  There were no stock options issued during 2002.  Had the Company accounted for stock options issued during 2001 using the fair value method (FASB 123), the Company’s 2001 compensation expense would have been increased and net income would have decreased by $58,209.  Additionally, 2001 basic and diluted loss per share would have increased by $.01.

The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with FASB 123.  The assumptions used during 2002 and 2001 to value the Company’s stock options were as follows:

	2002	2001

Risk-free rate of return	3.00%	5.00%
Expected forfeitures	None	None
Expected volatility	30.00%	30.00%
Expected dividends	None	None

Warrants for the purchase of 200,000 shares of the Company’s common stock were issued during 2001 to CIB Bank in connection with the Company’s financing with such Bank.  The exercise price is $.10 per share.  These warrants vested immediately and expire in 2004.  The warrants had a fair value of $.67 each at the date of issue and a total value of $134,379.  Such cost was capitalized as a cost of financing.  (See Note I).

Reference is made to Note N for details of the reverse stock split approved by stockholders on December 27, 2002.  Had such split been effective at December 31, 2002, the number of shares of Common Stock reserved for issuance upon the exercise of fixed conversion rights, options and warrants would have been reduced to 1,374,203, and the exercise and conversion prices would have been adjusted proportionately.

NOTE E—TAXES ON INCOME, HANDLE AND ADMISSIONS

At December 31, 2002, the Company had tax net operating loss (NOL) carryforwards of approximately $11,350,000 available to offset future taxable income.  These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2018.  However, $6,460,000 of the Company’s NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $91,000 per fiscal year under Section 382 of the IRC because Freedom’s purchase of Company Stock was considered a change in ownership under the “deemed exercise rule” of IRC Section 382.  As a result, only the net operating losses attributable to the period after the “change in ownership” (approximately $4,890,000) are not subject to the Section 382 limitation.

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

The Company’s Tampa Jai Alai Permit (Fronton closed in 1998) retains such tax credits carried forward totaling $1,362,265.  The Company’s Ft. Pierce facility has not incurred statutory operating losses and therefore has not earned any state tax credits.

An analysis of the Miami Jai Alai (Miami) tax credits used and accumulated is as follows:

Miami Jai Alai

Year	Statutory Operating Loss	Taxes Incurred	Tax Credits Used	Cumulative Tax Credit Carried Forward

1997	$(580,041)	$1,606,051	-0-	$1,606,051
1998	$(831,326)	$1,330,864	$(509,714)	$2,427,201
1999	$(646,894)	$1,219,042	$(1,144,043)	$2,502,200
2000	$(301,012)	$1,128,321	$(1,053,320)	$2,577,201
2001	$(441,803)	$815,055	$(740,055)	$2,652,201
2002	$(218,207)	$712,191	$(712,191)	$2,652,201

Each permit holder is required by Florida State Law to file a periodic (30 day) report summarizing its pari-mutuel handle and its admissions.  Taxes are then remitted to the state on the basis of these reports.  In this connection, the Company has made two interpretations pertaining to the operation of HB3663, which affect the manner in which it reports taxes due and credits earned.  First, management believes the calculation of statutory operating losses should reflect taxes incurred but not tax credits used in a given period.  Second, management believes credits used are the equivalent of taxes “paid” for determination of its tax rate on ITW handle. (As a result of legislation enacted July 1, 2000, Miami’s Jai Alai’s tax rate on live handle decreased from 3.85% to 2%.)  The 30 day reports filed by the Company for its Miami permit from December, 1998 through December, 2002, as amended, reflect these interpretations.

By letters dated June 30, 2000 and September 8, 2000 the State of Florida took a contradictory position to the Company’s interpretation for the determination of the ITW tax rate on handle and asserted a tax liability of $170,172 as of April 30, 2000.  Further, the State’s computation included only credits approved through 1998.  Based on the Company’s interpretation, as of April 30, 2000, the Company would have utilized only $2,293,373 of the $2,936,915 available for recovery from taxes incurred in 1997 and 1998.  On October 6, 2000 and in response to a letter from the Division of Pari-Mutuel Wagering of the State of Florida, the Company filed suit for declaratory relief against the Division/State of Florida contesting the Division’s interpretation of the statute.  In response to the Company’s action, the Division/State of Florida filed a motion to dismiss and requested that Florida Gaming Corporation post bond.  The court did not grant the motion to dismiss and did not require the Company to post bond as requested by the Division/State of Florida.  The Company believes it will prevail should litigation be required to resolve this issue.

NOTE F—RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k).  The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.  The Company’s costs for matching employee contributions totalled $76,000 and $72,600 during 2002 and 2001, respectively.

NOTE G—RELATED PARTY TRANSACTIONS

On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation, a closely-held corporation owned substantially by the Company’s Chairman.  The loan is represented by a promissory note (the “Company Note”) bearing interest at the rate of 15% per annum secured by a first lien on the shares of the Company’s wholly-owned subsidiaries, Florida Gaming Centers, Inc. (“Centers”) and Tara Club Estates, Inc. (“Tara”) and by a second lien on substantially all of the Company’s other assets.  The Note is guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets.  On November 24, 1998, The Company borrowed $1,135,000 from Freedom pursuant to the above arrangement.  The principal balance on the loan was $512,538 and $468,166 at December 31, 2002 and 2001, respectively (See Note I).

Reference is made to Note K for details of the Company’s transactions with Summer Jai Alai.  Reference is made to Note B for information pertaining to Series F Preferred Stock held by related parties.

Additional information can be found in Note D pertaining to compensating stock option arrangements between the Company and its Directors.

The Company makes payments of $38,000 per month to Freedom Financial Corporation for the services of the Company’s Chairman and President.  No written employment or consulting agreement exists between the Company and Freedom.

Certain lots sold by the Company’s Tara Subsidiary during 1999 were conveyed to a partnership (Tara Construction) formed by the Company’s Chairman.  The Chairman provided construction loan guarantees to various banks to induce builders to construct homes on the lots in exchange for a revenue sharing arrangement with the builders who participated in the program.  In connection with these lot sales, the Company extended a line of credit to Tara Construction.  The loan was structured to accept the profits of Tara Construction in lieu of interest.  The profits conveyed during 2000 in lieu of interest totaled $38,294.  The balance of the line of credit at December 31, 2000 totaled $563,139.  Tara Construction’s debt to the Company was cancelled during 2001 in exchange for the assets of Tara Construction.  Such assets included five single family residences in various stages of construction (and one lot) with first mortgages totaling approximately $950,000 and a net equity value of $563,139 as reported by the Company’s Chairman.  An independent appraisal was not obtained; however, the Company’s chairman  indemnified the Company against any losses on the ultimate disposition of these assets.  (See Note M)

During 2002, Freedom Financial Corporation advanced $176,111 to the Company for labor incurred by the Tara subsidiary and other operating expenses.  At December 31, 2002, this amount was recorded as an account payable in the accompanying balance sheet.

The Chairman made a personal demand loan of $25,000 to Tara Club Estates in June 2001.  The balance has not changed since its inception.  The Company is accruing interest payable on this note at the rate of 12% per annum.  At December 31, 2001 Tara Club Estates had a receivable from Freedom Financial Corporation of $9,315.

Reference is made to Note H for details of leasing arrangements between Tara Club Estates and Freedom Financial for the use of certain construction equipment.  At December 31, 2002, the Company owed Freedom Financial $72,000 for lease payments due under this lease.  Reference is also made to Note I regarding the Chairman’s guarantee of the Company’s CIB Bank debt and the related compensation to the Chairman.

NOTE H—COMMITMENTS AND CONTINGENCIES

Leases:  The Company rents totalisator equipment (Autotote) at each fronton under leases which expire October 31, 2005.  The totalisator leases require a minimum annual rental at the Miami and Ft. Pierce locations.  Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance, under a contract which expires 2005.  Total totalisator rental expense and other equipment rental under operating leases for the year ended December 31, 2002 and 2001 was approximately $359,000 and $337,000, respectively.  The remaining minimum lease commitments under all operating leases at December 31, 2002 are as follows:

	Miami	Ft. Pierce	Total

2003	$226,200	$124,800	$351,000
2004	226,200	124,800	351,000
2005	226,200	124,800	351,000

The Company’s Tara Club Estates (Tara) subsidiary leases certain heavy construction equipment from a related party, Freedom Financial Corporation under a verbal month-to-month lease agreement.  Under this arrangement, the Company had a prepaid lease asset of approximately $92,000 at December 31, 2000.  During 2001, the Tara made payments totaling $160,200 to Freedom under this lease arrangement and Tara offset $58,423 of these payments as a reimbursement to Freedom for payroll expenses paid by Freedom on behalf of Tara Club Estates.  The lease payments were then amortized to expense at the rate of $14,500 through June 2001 and at the rate of $10,000 per month thereafter for a total of $147,000 in expense during 2001.  Accordingly, the prepaid lease asset totaled approximately $47,000 at December 31, 2001.  The reduced lease rate was in recognition of the sale by Freedom of certain of the equipment to a third party in connection with that party’s purchase of Tara Club Estates Lots.  (See Note M).  Through March 31, 2002 the Company capitalized its expenses under this lease as part of its cost to develop the commercial property owned by the Tara Club Estates subsidiary.  Total lease expense capitalized under this arrangement since the lease’s inception in 1998 was $615,000 at December 31, 2002.

During 2002, the Company discontinued its practice of capitalizing costs on the commercial development because the accumulated costs of such development approximated its fair value.  Reference is made to Note L for details of the Company’s sale of this property.

The Company also leases certain parking facilities adjacent to its Miami Fronton.  This lease, which provides the Company five annual renewal options, requires monthly lease payments totaling $66,000 per year.  The earliest date at which this lease may be terminated by the Company is February 17, 2003.

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

Litigation:  In January, 2001, Wheeler-Phoenix, Inc. and WJA Realty Limited Partnership (“WJA”) filed suit in the Circuit Court of the 11th Circuit in Florida, Dade County, against Centers and the Company.  WJA claimed that Centers has breached Section 2.06(g) of the Assets Purchase Agreement, requiring Centers to pay an amount equal to 10% of the gain on any disposition of its significant assets or operations during the ten-year period.  The lawsuit was settled by an agreement as to the appropriate amount of disposition payment to be made.  (See Note C.)  The Company had previously accrued the required payments in 2000 and 2001.

The Company is a defendant in routine litigation arising in the ordinary course of business.  Management believes these suits are covered by the Company’s insurance for personal injury caused by accidents at the Company’s facilities.  The Company believes that the resolution of the suits will not have a material adverse impact on the Company’s financial position or its results of operations.

Reference is made to Note C for details of a remaining commitment totaling $48,000 under an amended consulting agreement.

Other Commitments: Reference is made to Note C for details of other Company commitments.

NOTE I—LONG-TERM DEBT

The Company’s long-term debt comprised the following at December 31, 2002 and 2001:

	December 31, 2002		December 31, 2001
	Current	Long-Term	Current		Long-Term
Mortgage note with CIB Bank, Illinois, dated October 31, 2001 secured by real estate located in Fort Pierce and Miami, Florida, the Chairman’s personal guarantee; and a security agreement on furniture, fixtures, equipment, receivables and intangibles in Miami, Florida payable as follows: thirty-six installments of $33,911.24 on the twentieth day of the month beginning November 2001 and thereafter until October 2004, and a final installment in the amount of all principal then outstanding plus interest on October 31, 2004 at the greater of 7.5% or prime rate plus 2% per annum.	$70,921	$4,442,585	$67,000		$4,512,362

Open-end line of credit in the amount of $1,500,000 with Freedom Financial Corporation dated November 10, 1999, secured by 2,000 shares of Tara Club Estates, Inc. and 20,000 shares of Florida Gaming Centers Capital Stock (respectively, being all of the issued and outstanding capital stock of said corporations). Interest rate is 15% annually. Line of credit matures upon demand but if no demand is made then note and mortgages will be due in one year.	512,538	-0-	468,166		-0-

Note payable to Wheeler-Phoenix, Inc., assumed in connection with the acquisition of assets described in Note C; principal payable in 10 annual installments plus interest at 6%.	100,000	150,000	150,000		200,000

Unsecured note payable to W. B. Collett, Sr. bearing interest at 12% payable on demand.	25,000	-0-	-0	-	-0-

Mortgage note dated May 1, 1999 secured by lot #7-B at Tara Club Estates; interest payable monthly at prime plus 1% (6% floor) per annum through May 1, 2002.	-0-	-0-	217,547		-0-

Mortgage note dated August 1, 1999 secured by lot #35-A at Tara Club Estates; interest payable monthly at prime plus 1% (6% floor) per annum through May 1, 2002.	-0-	-0-	175,650		-0-

Mortgage note dated March 19, 2001 secured by lot #67-A at Tara Club Estates; interest payable monthly at prime plus 1% per annum through April 1, 2003.	-0-	-0-	$16,803		$166,737

Mortgage note dated October 24, 2002 secured by lot #28-B at Tara Club Estates; interest payable monthly at 7% per annum through October 24, 2004.	$2,216	$52,464	54,999		-0-

Mortgage note dated October 24, 2002 secured by lot #56-A at Tara Club Estates; interest payable monthly at 7% per annum through October 24, 2004.	7,888	186,744	195,855		-0-

Mortgage dated January 28, 2002 secured by residential real estate located in Covington, GA; interest payable monthly at 8.25% per annum.	120,550	-0-	-0-		-0-

Mortgage note dated October 24, 2002 secured by lot #48-A at Tara Club Estates; interest payable monthly at 7% per annum through October 24, 2004.	5,867	138,901	145,678		-0-

Mortgage note dated November 22, 2002 secured by Company real estate in located in Walton County, GA; interest payable monthly at prime plus 1% (6% floor) per annum through April 22, 2003.	400,050	-0-	400,025		-0-

	$1,245,030	$4,970,694	$1,891,723		$4,879,099

The approximate maturities of the Company’s long-term debt for the five years subsequent to December 31, 2002 are as follows: 2003—$1,245,030; 2004—$504,457; 2005—$132,360; 2006—$138,753; 2007—$45,644 thereafter—$4,149,480.

The CIB Bank debt is subject to various monetary and non-monetary covenants including a requirement that the debt service coverage ratio for the Company’s Centers subsidiary (EBITDA over scheduled debt service) exceeds 1.85 to 1 at all times.  At December 31, 2002, the Company was not in default on any of the required covenants.  The CIB Bank debt is personally guaranteed by the Company’s Chairman.  In that connection the Company has agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the CIB Bank loan on the anniversary date of the loan.

On October 31, 2001, the Company obtained a credit facility (described above) with CIB Bank totaling $4,600,000.  In this connection, the Company incurred loan acquisition and closing costs totaling $416,000.  Such costs comprised legal fees, bank points and fees, stock warrants issued to the lender and other costs as follows:

Mortgage broker fee	$92,000
Bank Origination fee	69,000
Bank Warrants issued	134,000
Attorney’s fees	47,000
Title insurance	14,000
State tax stamps	16,000
Other costs	44,000

$416,000

These costs were capitalized and are being amortized as financing costs over the 36-month term of the credit facility at $11,555 per month.

NOTE J—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprise the following:

	December 31,
	2002	2001

Land	$3,895,585	$3,895,585
Buildings and improvements	7,183,494	7,118,769
Equipment furniture and fixtures	1,799,650	1,708,835
Vehicles	85,910	85,910
Less accumulated depreciation	(3,530,044)	(3,084,000)

	$9,434,595	$9,725,099

Depreciation expense totaled $484,013 and $530,875 during 2002 and 2001, respectively.

NOTE K—SUMMER JAI ALAI

In conjunction with the acquisition of WJA’s Frontons, the Company acquired WJA’s 21% interest in Summer Jai-Alai (“SJA”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami fronton during the six months between May 1 to October 31 (“Summer Jai-Alai Operations”). The Company’s Summer partners are Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors.  The Company’s interest in the partnership is accounted for under the equity method and had a carrying value of $253,298 and $37,675 at December 31, 2002 and 2001, respectively.  Under the terms of the partnership agreement certain costs and expenses are allocated to Summer Jai-Alai Operations based upon specific formulas as set forth in the agreement.  Total expenses allocated to Summer Jai-Alai aggregated approximately $3,647,000 and $3,532,000 in 2002 and 2001, respectively.

During 2002 FGC and SJA shared dates and performances at the Miami fronton as follows:

	FGC	SJA

No. of months of operations included in revenues	6.0	6.0

No. of performances	236	236

Pursuant to a lease agreement which expires in 2004, Summer Jai-Alai Operations rents the Miami fronton for the time in which its season is conducted.  The rental is based upon 1% of handle.  Rent from Summer Jai-Alai Operations approximated $342,000 and $331,000 in 2002 and 2001, respectively, and is included in other operating income in the accompanying statement of operations.

Pursuant to the settlement of certain partnership disputes, since the 1998 season, the Company has maintained the right to operate SJA at its own risk and for its own benefit under annual agreements which require fixed payments to each of the Summer partners.  The agreement authorizing the Company’s use of the permit through June 30, 2001 required a fee of $465,000 of which $315,000 was paid in 2001.  The subsequent agreements for use of the permit through June 30, 2002 and June 30, 2003 required a fee of $345,000 payable monthly in 12 equal installments.  The Company has agreed to hold its Summer partners harmless for any and all losses or liabilities incurred.

SJA distributed $100,000 to the Company during 2002, and the Company’s equity in the earnings of SJA totaled $315,623.  SJA pari-mutuel tax credits available for recovery in 2003 totaled $1,211,666.

NOTE L—REAL ESTATE HELD FOR SALE

The Company’s Tara subsidiary owns certain commercial and residential real estate development called Tara Club Estates (collectively, “Tara” or the “Properties”), all of which is situated in Loganville, Walton County, Georgia.  At December 31, 2001 the Tara commercial property comprised raw land of 26 acres and a Clubhouse amenity adjacent to both the commercial and residential properties and the residential property comprised 38 developed lots and 110 partially developed Tara residential lots.  The Company also owned land in Ft. Pierce, Florida held for sale as commercial property comprising 99 acres.

During 2002 and 2001 Tara sold 1 and 36 developed residential lots, respectively.  Total sales and the related cost of the residential lots were as follows:

	2002	2001

Total residential sales	$45,000	$1,392,200
Total residential cost of sales	(29,737)	(1,461,143)

GROSS MARGIN	$15,263	$(68,943)

Also during 2002, Tara sold its 26 acres of commercial real estate to an independent developer for $1,802,000.  Tara’s basis in that property totaled $1,790,000 after reduction for a $100,000 valuation reserve established in 2001.  Accordingly, Tara’s gain on the sale of the commercial property was $12,000.  As consideration for the sale the Company received $456,000 (25% of purchase price) as a cash down payment and accepted a note payable valued at $1,346,000, from the buyer, secured by the property.  The note is due in quarterly installments of interest only at 6% through May 1, 2005, thereafter payable in quarterly installments of principal and interest in the amount of $88,487 through November 1, 2005, with any unpaid principal due at that date.  At the borrower’s option the quarterly payments of principal and interest may be extended for up to four years before the remaining principal balance becomes due.

Reference is made to Note G for a discussion of loans made to a construction company (Tara Construction) controlled by the Company’s Chairman.  During 2001, Tara Construction transferred its assets to the Company in cancellation of its obligations to repay the loans.  The assets transferred included five single family residences and a lot in various stages of completion (approximately 90%) having a fair market value of $245,000 to $375,000 each.  These homes were encumbered by first mortgage loans totaling approximately $966,000 from various commercial banks.  The mortgage loans were guaranteed by the Company’s Chairman and he indemnified the Company against any losses on the sale of the assets transferred.

During 2001, the Company completed three of the homes at a cost of approximately $75,000 and provided a reserve of $58,674 for its estimate of the loss to be realized on the disposition of all five homes.  During 2002, the Company sold the three completed homes at a loss of approximately $25,000.  Following is an analysis of the above transactions including those subsequent to December 31, 2002:

	Basis	Sales

Sales of homes during 2002		$823,400
Related party debt cancelled during 2001	$573,139
Bank debt assumed during 2001	966,449
2001 completion costs	75,787
Provision for loss on disposition during 2001	(58,674)
Balance at December 31, 2001	1,556,701

2002 completion costs	155,316
Provision for loss on disposition during 2002 (net)	(65,795)
Cost of homes sold during 2002	(898,222)	(898,222)

Balances at December 31, 2002	$748,000	$(74,822)

Accordingly, the Company’s property held for sale comprises the following at December 31, 2002 and 2001:

	2002	2001

Ft. Pierce land	$1,834,516	$1,834,516
Tara Club Estates (commercial)	511,479	2,153,787
Tara Club Estates (residential lots)	3,364,902	3,255,445
Tara Club Homes under construction	748,000	1,556,701

	$6,458,897	$8,800,449

The Company has completed its development activities and will expend no additional resources to further develop its properties.  Accordingly, future expenses incurred related to these properties will be expensed as incurred.

Reference is made to Note H for details of related party lease costs included in the carrying value of Tara Club Estates commercial property.

The Company’s real estate development activities comprise a separate segment of its operations.  (See Note N)

NOTE M—SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”.  Statement 131 requires companies to report information about the revenues derived from the enterprise’s segments, about the geographical divisions in which the enterprise earns revenues and holds assets, and about major customers.

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

The Florida Gaming Centers segment operates the Corporation’s jai alai centers in Miami and Fort Pierce, Florida.  Centers also operates the Company’s inter-track wagering operation in Florida.  Tara Club Estates is a real estate development in Loganville, Georgia.  Tara develops residential building lots for sales to builders and individuals.  As permitted under Statement 131, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown.  Items not disclosed are as follows: Interest income and expense, Amortization Expense, Income Tax Expense or Benefit, Extraordinary Items, Significant non-cash items and Long-lived assets.

Centers’ gaming operations comprise approximately 80% of the Company’s revenues.  Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

	Centers	Tara
2002 Segment Information by Group
Customer Revenues	$10,545,475	$2,670,000
Operating Loss	(1,021,967)	(571,535)
Other Income	1,027,814	3,600

2001 Segment Information by Group
Customer Revenues	$10,388,563	$1,392,200
Operating Loss	$(2,129,390)	$(543,407)
Other Income	$1,223,084	$-0-

NOTE N—REVERSE STOCK SPLIT

At their annual meeting on December 27, 2002, the stockholders approved an Amendment of the Company’s Certificate of Inception (the Amendment) to change the number of authorized shares of common stock from 15,000,000 shares of $.10 par value common stock to 7,500,000 shares of $.20 par value common stock, and to convert each share of issued and outstanding $.10 par value common stock into one-half one share of $.20 par value common stock.  Cash will be paid in lieu of fractional shares.  The amendment was to become effective (the Effective Date) on the date of the filing of the Amendment with the Secretary of State of Delaware.  Such filing occurred on January 27, 2003.  On a pro forma basis, had the effective date occurred before December 31, 2002, the number of issued and outstanding shares (before cash paid in lieu of fractional shares) would have been 3,094,698 and the loss per share would have been ($.24) and ($.50) for the years ended December 31, 2002 and 2001, respectively.

