Form 10QSB
period 2003-03-31
FLORIDA GAMING CORP
filed 2003-05-15
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

F O R M 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

Commission file number 0-9099

FLORIDA GAMING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	59-1670533
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3500 NW 37th Avenue, Miami, Florida	33142-0000
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (305) 633-6400

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

YES  ☒               NO  ☐

3,094,698   shares of the issuer’s Common Stock were outstanding as of the latest practicable date,  May 15 , 2003  .

Transitional Small Business Disclosure Format:

YES  ☐               NO  ☒

FLORIDA GAMING
CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$832,473	$1,315,018
Accounts receivable	707,198	543,620
Inventory (Note 2)	66,315	69,029
Total current assets	$1,605,986	$1,927,667

PROPERTY AND EQUIPMENT:

Land	$3,895,585	$3,895,585
Buildings and Improvements	7,183,494	7,183,494
Furniture, fixtures and equipment	1,909,713	1,885,560
	$12,988,792	$12,964,639
Less accumulated depreciation.	(3,634,272)	(3,530,044)
	$9,354,520	$9,434,595
REAL ESTATE HELD FOR SALE	6,458,897	6,458,897

NOTE RECEIVABLE	1,386,516	1,362,164

OTHER ASSETS	902,583	1,008,778
	$19,708,502	$20,192,101

FLORIDA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2003	December 31, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$3,934,129	$4,504,779
Short-term borrowing and current portion of long-term debt	1,464,177	1,245,030
Total current liabilities.	$5,398,306	$5,749,809

LONG-TERM LIABILITIES
Long-term portion notes payable	4,574,304	4,970,694

STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):

Class A convertible preferred stock, convertible to common stock, $.10 par value, 1,200,000 shares authorized; 33,635 shares issued and outstanding at March 31, 2003 and December 31,2002	3,363	3,363

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at March 31, 2003 and December 31, 2002	5	5

Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 300 Shares issued and outstanding at March 31, 2003 and December 31, 2002	30	30

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at March 31, 2003 and December 31, 002	200	200

Common stock, $.20 par value, authorized 7,500,000 shares, 3,094,698 issued and Outstanding at March 31, 2003; $.10 par value, authorized 15,000,000 shares, 6,189,395 issued and outstanding at December 31, 3002	618,940	618,940
Capital in excess of par value	37,494,923	37,494,923
Accumulated deficit	(28,381,570)	(28,645,863)
Total stockholders’ equity	9,735,891	9,471,598
Total liabilities and stockholders’ equity	$19,708,502	$20,192,101

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION

SUMMARY OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2003	March 31, 2002
HANDLE
Live Jai-Alai Wagering	$16,801,251	$16,736,919
Inter-Track Wagering	14,800,683	14,408,812
	$31,601,934	$31,145,731
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net of State Taxes	$2,979,485	$2,923,791
Inter-Track Commissions	1,256,081	1,222,830
	$4,235,565	$4,146,621
OTHER REVENUE
Programs, Food, Beverage and Other	554,377	574,068
Cardroom Income	79,297	80,889
Admissions Income, net of taxes	51,722	56,995
Total Operating Revenue	$4,920,961	$4,858,574

EXPENSES
Operating	$3,784,583	$3,793,684
General and Administrative	809,343	760,266
Depreciation & Amortization	146,514	158,746
	$4,740,440	$4,712,696

INCOME FROM OPERATIONS	$180,520	$145,877

OTHER INCOME (EXPENSE)
Summer Jai-Alai	(86,037)	(87,562)
Real Estate Division	(49,077)	(177,576)
Pari-Mutuel Tax Credits	264,241	303,138
Interest Income	646	2,372
Other Income (Expense)	0	(9,000)
	129,773	31,371

NET INCOME	$310,293	$177,249

Basic Income per Common Share*	$0.08	$0.04
Diluted Income per Common Share*	$0.07	$0.04
Weighted Avg Common Shares outstanding*	3,094,698	3,094,698

*       For comparison purposes, Basic Income per Common Share, Diluted Income per Common Share, and Weighted Average of Common Shares outstanding for the year 2002 have been adjusted for the Reverse stock split effective Jan 27, 2003.

FLORIDA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net Income	$310,293	$177,249
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and Amortization	146,514	158,747
Loss on Sale of Assets	11,870	16,149
Decrease (increase) in Inventory	2,714	(8,762)
Increase in Accounts Receivable	(163,578)	(57,846)
Increase in Real Estate Development	(11,870)	(203,477)
Decrease in A/P and Accrued Expenses	(570,651)	(715,911)
Proceeds from the sale of real estate	—	823,400
Decrease in Deposits on real estate sales	—	(42,502)
Net cash provided by (used in) operating activities	(274,708)	147,047

Investing Activities:
Purchases of Property and Equipment	(16,613)	(37,811)
Increase in note receivable	(24,352)	—
Decrease (Increase) in Other Assets	56,370	34,608
Net proceeds provided by (used in) investing activities	15,405	(3,203)

Financing Activities:
Repayment of Debt	(177,242)	(496,137)
Dividends Paid	(46,000)	(40,000)
Net cash used in financing activities	(223,242)	(536,137)

NET DECREASE IN CASH	(482,545)	(392,293)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,315,018	1,477,519
CASH AND CASH EQUIVALENTS AT MARCH 31, 2003 AND MARCH 31, 2002	$832,473	$1,085,226

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$147,008	$132,074

(1)           BASIS OF PRESENTATION

The financial statements of Florida Gaming Corporation (the “Company”) have been prepared without audit for filing with the United States Securities and Exchange Commission (the “Commission”).  The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, it is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-KSB.

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

(2)           SIGNIFICANT ACCOUNTING POLICIES

Company Background: Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce and Miami, Florida.  The Company also conducts Inter-Track Wagering (ITW) on Jai Alai, horse racing and dog racing from its Ft. Pierce Jai- Alai facility.  On November 26, 1997, the Company acquired Tara Club Estates (“Tara”), a residential and commercial real estate development near Atlanta in Walton County, Georgia.  The Company intends to market the property to builders or developers.

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

Approximately 41% of the Company’s common stock is controlled by the Company’s Chairman either directly or beneficially through his ownership of Freedom Financial Corporation (“Freedom”), a closely held investment company, and approximately 11% is controlled by the Company’s Chairman pursuant to a voting arrangement for shares owned by the Bank of Oklahoma, Tulsa, OK.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property, Plant and Equipment: Property, plant and equipment are stated at cost.  Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets.

Commercial Property Held for Sale: The Company’s investment in commercial property held for resale was $2,245,995 at March 31, 2003.  This includes 100 acres of land owned adjoining the Ft. Pierce Jai-Alai facility.  The Tara commercial property consists of 2 acres of partially developed land and a clubhouse facility held for sale adjoining the Tara residential property in the amount of $511,479. The Company sold approximately 24 acres of partially developed land in October, 2002, for $1,849,087.  Payment of the sale price consisted of $438,551 in cash and a first mortgage note of $1,386,816.  The Company recorded a net profit of $12,000 on the transaction.  The Note will bear no interest until May 1, 2003, thereafter, the interest shall accrue at the rate of 6% per annum, and interest only shall be due quarterly until February 1, 2005, and a final installment of interest only will be due on May 1, 2005; thereafter, the note will be payable in quarterly installments of principal and interest with a final payment being due November 1, 2005.  The purchaser has the option of extending quarterly payments of principal and interest an additional four years.

Inventory:  The Company’s inventory of food, beverage products and souvenirs, is stated at the lower of cost or market.

Pari-mutuel Wagering: Revenue is derived from commissions earned under a pari-mutuel wagering system.  The Company accepts wagers on on-site events and off-site Inter-Track Wagering (“ITW”) events.  On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company.  ITW wagers are also accepted and forwarded to the “Host” facility net of commissions earned by the Company.

Income Taxes: The Company utilizes the asset and liability method in accounting for income taxes.  The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income or Loss Per Common Share:  Basic income (loss) per common share is determined by dividing income (loss), less required dividends declared on preferred shares, and dividends accumulating on cumulative preferred stock divided by the weighted average number of shares of common stock outstanding.  Diluted income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options, assuming proceeds are used to repurchase shares pursuant to the treasury stock method plus the weighted average number of shares that would be issued if holders of the Company’s preferred stock converted those shares to common stock using the “if converted” method.  Diluted loss per common share is not presented when the resulting calculation is antidilutive relative to basic loss per common share.

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

Real Estate Development: The Company’s Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition cost and development costs by the number of lots developed.  Sales are recorded only after the passage of title to the Company’s customer.

Reclassification:  Certain 2002 amounts have been reclassified to conform with their 2003 presentation.

(3)           REVERSE STOCK SPLIT

Florida Gaming Corporation’s common stock was reverse split two shares of $.10 par value common stock for one share of $.20 par value common stock effective January 27, 2003.  No scrip or fractional shares are being issued in connection with the reverse split.  Stockholders otherwise entitled to receive a fractional interest will be paid cash in an amount equal to the fraction to which the stockholder would otherwise be entitled multiplied by $5.50, which was two times the closing price of the common stock on January 27, 2003 as reported on the OTC bulletin board.

All share amounts shown in this report have been adjusted for the reverse split before the purchase of fractional shares.

(4)           TAXES

At December 31, 2002, the Company had tax net operating loss (NOL) carryforwards of approximately $11,350,000 available to offset future taxable income.  These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2018.  However, $6,460,000 of the Company’s NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $91,000 per fiscal year under Section 382 of the IRC because Company stock purchased by Freedom Financial Corporation was considered a “change in ownership” under the “deemed exercised rule” of IRC Section 382.  As a result, only the net operating losses attributable to the period after the “change in ownership”  (approximately $4,890,000) are not subject to the Section 382 limitation.

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

Miami’s tax credits carried forward into 1999 were $2,427,201 and had unused credits totaling $2,502,200 at December 31, 1999.  Miami’s loss from operations totaled $301,012 at December 31, 2000, accordingly, its unused credits totaled $2,577,201.  For the years 2001 and 2002 Miami had unused credits totaling $2,652,201. Tax credits are used to satisfy the Company’s obligation to pay taxes incurred on handle and admission.  Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of the amounts of future tax credits.

By letters dated June 30, 2000 and September 8, 2000 the State of Florida took a contradictory position to the Company’s interpretation for the determination of the ITW tax rate on handle and asserted a tax liability of $170,172 as of April 30, 2000.  Further the State’s computation included only credits approved through 1998.  Based on the Company’s interpretation, as of April 30, 2000, the Company would have utilized only $2,293,373 of the $2,936,915 available for recovery taxes incurred in 1997 and 1998.  On October 6, 2000 and in response to a letter from the Division of Pari-Mutuel Wagering of the State of Florida, the Company filed suit for declaratory relief against the Division/State of Florida contesting the Division’s interpretation of the statute.  In response to the Company’s action, the Division/State filed a motion to dismiss and requested that Florida Gaming Corporation post bond.  The court did not grant the motion to dismiss and did not require the Company to post bond as requested by the Division/State of Florida.  The Company believes it will prevail should any further litigation be required to resolve this issue.

(5)           INCOME PER COMMON SHARE

The net income per common share for the quarter ended March 31, 2003 and March 31, 2002 was calculated based upon reducing net income attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net income per common share for the quarters ended March 31, 2003 and March 31, 2002 was 3,094,698.

Weighted average equivalent shares on a fully diluted basis for the three months ended March 31, 2003 and March 31, 2002, were  3,638,412 shares and 3,216,920, respectively, consisting of options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 3,094,698 weighted average common shares.  Refer to the Company’s latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

(6)           PREFERRED STOCK

CLASS A PREFERRED STOCK

The Company’s Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock.  The Company paid the required dividend for 2001 in 2002.  The 2002 dividend was declared in 2002 and payable in 2003.  Each share of Class A preferred is convertible into .1125 shares of common stock at the holder’s option. The Class A preferred is redeemable at the option to the Company at $10.60 per share.  In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

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

CLASS F PREFERRED STOCK

The Company is also authorized to issue up to 2,500 shares of Series F 8% Cumulative Convertible Preferred Stock (the “Series F Preferred Stock”), which provides annual dividends at the rate of 8% of the shares’ stated value.  The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or split).  At the discretion of the Company’s Board of Directors, such dividends may be paid in shares of the Series F Preferred Stock.  Holders of Series F Preferred Stock may convert all or any of such shares to the Company’s common stock at any time.  Each share of Series F Preferred Stock shall be converted into 148.3345 shares of common stock (the “Conversion Stock”).  The number of shares of Conversion Stock into which each share of Series F Preferred Stock shall be converted shall be proportionately adjusted for any increase or decrease in the number of shares of common stock or Series F Preferred Stock.  Upon liquidation, the holders of Series F Preferred Shares shall be entitled to be paid $1,000 per share plus accrued dividends before any distribution to holders of common stock.

The Class A Preferred Stock, the Series B Preferred Stock, the Series E Preferred Stock, and the Series F Preferred Stock are all equal in rank with respect to the payment of dividends and with respect to the distribution of assets upon liquidation of the Company.

(7)           COMMITMENTS AND CONTINGENCIES

Registration Rights:  The Company has committed upon certain terms and conditions, to register for resale, certain shares held by other parties, allowing those shares to be publicly traded.  The Company intends to use reasonable efforts to comply with these commitments.

Leases: The Company rents totalisator equipment (Autotote) at each fronton under leases which expire October 31, 2005.  The totalisator leases require a minimum annual rental at the Miami and Ft. Pierce locations.  Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance, under a contract which expires 2005.  Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2002 and 2001 was approximately $359,000 and $337,000, respectively. The remaining minimum lease commitments under all operating leases at December 31, 2002 total $359,000 per year ($226,200 at Miami, and $124,800 at Ft. Pierce) and expire in October, 2005.

The Company’s Tara Club Estates subsidiary leases certain heavy construction equipment from a related party, Freedom Financial Corporation under a verbal month-to-month lease agreement. During 2000, the Company made lease payments to Freedom totaling approximately $265,000 and by mutual agreement of the parties, amortized such payment to expense at the rate of $14,500 per month. On June 25, 2001, Freedom sold a portion of the equipment as part of the bulk sale of the residential property. The Company leased various vehicles and heavy construction equipment from Freedom at a cost of $10,000 a month though March 31,2002 when Freedom agreed to reduce the equipment rental fee to $8,000 per month.  Accordingly, total lease expense under this lease during 2002 was $102,000 and $24,000 for the first three months of 2003.  In preparing the properties for sale, the Company capitalized its expenses under this lease as part of its cost to develop the residential and commercial properties owned by the Tara Club Estates subsidiary until March 31, 2002, when the company started to expense the lease payments.  Total lease expense capitalized under this arrangement since the lease’s inception in 1998 is $615,000 and $96,000 has been expensed.

On February 17, 1999 The Company sold excess property, comprising of approximately 13 acres, located near the Miami Jai-Alai facility in Miami, FL for $3,668,000.  The Company leased back from the purchaser approximately two (2) acres of the property for overflow parking.  The lease is for the term of five (5) years at a rental of $5,508 per month.

Litigation Costs:  Legal fees for settlement costs and fees associated with various lawsuits incurred in the normal course of the Company’s business activities during 2002 totaled approximately $103,000. Such costs are included in General & Administrative expenses in the accompanying Statements of Operations.

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

Summer Jai Alai:   As part of the purchase of the assets of World Jai-Alai (“WJA”), in January, 1997, Florida Gaming Centers, Inc. (²Centers²) acquired a 21% interest in the Summer Jai-Alai (“SJA”) partnership.  One of the purposes of the partnership was to operate a summer jai-alai season at the Miami Jai-Alai facility.  In order to provide a smooth transition between the two permits Centers entered into an agreement with the other SJA partners (Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club, or their successors).  The agreement contains the following provisions:

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

The agreement authorizing the Company’s use of the permit through June 30, 2001 required a fee of $465,000 of which $315,000 was paid in 2001.  The present agreement for use of the permit through June 30, 2002 requires a fee of $345,000 payable in 12 equal installments. SJA distributed $741,760 to the Company during 2001, and the Company’s equity in the earnings of SJA totaled $403,853.  SJA pari-mutuel tax credits available for recovery in 2002 totaled $1,211,666.  The recorded investments in SJA are carried as Other Assets in the accompanying Balance Sheet.

(8)           ACQUISITION OF WJA ASSETS

On September 12, 1996, the Company acquired from the Bank of Oklahoma, N.A., Tulsa, Oklahoma secured notes of WJA (the “WJA Notes”) with balances aggregating about $20,000,000.  The WJA Notes were secured by real estate and improvements consisting of three jai-alai and ITW facilities located at Miami, Tampa and Ocala, Florida (the “WJA Frontons”).  Consideration for the WJA Notes was a combination of $2,000,000 in cash, a $6,000,000 promissory note bearing interest at the prime rate, a $1,000,000 non-interest bearing promissory note, and 703,297 shares of the Company’s Common Stock.

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

(9)           REAL ESTATE HELD FOR SALE

The Company’s Tara subsidiary owns a commercial and residential real estate development called Tara Club Estates (collectively, “Tara” or the “Properties”), all of which is situated in Loganville, Walton County, Georgia.  The Tara commercial property consists of 2 acres of developed land and a Clubhouse facility adjacent to both the commercial and residential properties.  The residential property consists of 38 developed lots and 47 acres of partially-developed land.

The Company’s also owns approximately 100 acres of land in Ft. Pierce, Florida held for sale as commercial property.

(10)         RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k).  The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.

(11)         RELATED PARTY TRANSACTIONS

On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation (“Freedom”), an affiliate, with the loan to be represented by a promissory note (the “Company Note”) bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company’s wholly-owned subsidiaries, Florida Gaming Centers, Inc. (“Centers”) and Tara Club Estates, Inc. (“Tara”) and by a second lien on substantially all of the Company’s other assets.  The Company Note is guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets.  On November 24, 1998, the Company borrowed $1,135,000 from Freedom pursuant to the above arrangement.  As of March 31, 2003 the principal balance of the loan was $473,288.  The Company Note is due on demand.

In lieu of salaries for the Chairman/CEO, the Company pays annual management fees to Freedom of $480,000.

The Chairman has made a personal demand loan of $25,000 to Tara Club Estates.  At March 31, 2003, Tara Club Estates, Inc. owed Freedom Financial Corporation $31,200 for various payments made by Freedom on behalf of Tara.

In the process of preparing the properties for sale, the Company leases various vehicles and pieces of construction equipment from Freedom at a cost of $8,000 a month. The Company treated the lease payments as part of the cost of developing the commercial and residential properties for the period through March 31, 2002. Beginning in April, 2002, the Company has expensed these lease payments.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Florida Gaming Corporation (the “Company”) currently owns and operates two jai-alai and inter-track pari-mutuel wagering facilities (each, a “Fronton,” and collectively, the “Frontons”) located in South and Central Florida.  The Company’s business consists primarily of its operations at the Frontons, which include, among other things, live jai-alai, inter-track pari-mutuel wagering (“ITW”) on jai-alai, thoroughbred racing, harness racing, and dog racing, poker, dominoes, and the sale of food and alcoholic beverages.  The Company also owns a third gaming permit which was previously operated by the Company at the Tampa Jai-Alai Fronton in Hillsborough County (Tampa) Florida.

The Company’s Fort Pierce location provides audio, video and Inter-Track Wagering (“ITW”) on live inter-track and interstate broadcasting of horse racing, dog racing and jai-alai from the State of Florida as well as the rest of the country.  The Miami location receives limited ITW broadcasts, but broadcasts its jai-alai performances via satellite to approximately thirty-seven (37) other gaming facilities in Florida, and fourteen (14) facilities in Connecticut.  ITW provides about 50% of the Company’s revenue as well as providing additional entertainment for customers.

The term “pari-mutuel wagering,” which refers to the betting by members of the public against each other, as used in this report includes wagering on both live Jai-Alai performances and ITW.

The Company’s principal place of business and executive offices is located at 3500 NW 37th Avenue, Miami, Florida 33142.  The Company was incorporated in Delaware in 1976.

CARD ROOM DEVELOPMENT

A new Florida pari-mutuel statute was enacted in June 1, 1996, which authorized card rooms at licensed pari-mutuel facilities in Florida beginning in January, 1997.  The card rooms are administered and regulated by the Florida Department of Pari-Mutuel Wagering (“DPMW”).  Games are limited to non-banked poker games and dominoes.  Card room authorization was also subject to approval by the county commission in which the pari-mutuel facility is located.  This same bill also authorized full-card simulcasting of races in Florida from out of state tracks such as Belmont, Meadowlands, Philadelphia Park, and Santa Anita.  The Fronton in Fort Pierce is currently carrying several of these races.  This legislation also reduced the pari-mutuel tax on handle from 5% to 4.25% at the Fort Pierce fronton.  The pari-mutuel tax at Miami was reduced from 3.85% to 2%.

In late 1996, the county governments of Dade County and Hillsborough County, Florida, passed legislation permitting card rooms to be operated by all pari-mutuel facilities located in those counties.  As a result, the Company currently operates a card room at the Miami Jai-Alai.  Pursuant to Florida Statute 849.086 the Miami facility conducts low stakes ($10 per hand) poker and dominoes at these facilities two hours prior to, during, and two hours following live jai-alai performances. The pari-mutuel’s revenue consists of a rake of $.25 per person is the pari-mutuel’s revenue from each hand dealt.  Domino tables are rented at the rate of $1.50 per half hour per player.  Florida state taxes are paid at 10% of this revenue and 4% of the revenues are paid to the Jai-Alai players.

JAI-ALAI INDUSTRY

The jai-alai industry live handle (money wagered) generally has declined in the last several years, due to increased gaming competition such as Indian Gaming, gambling cruise ships, and the Florida lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in the Company’s market areas.  Average state-wide on-track handle per performance for the state of Florida fiscal years ended June 30, 2002 and June 30, 200 was approximately $44,585 and $52,425, respectively.  Aggregate live handle, state-wide, for the fiscal year ended June 30, 2002 decreased approximately 11%.  Aggregate live handle for the Company decreased from $60,887,831 in 2001  to $58,036,115  in 2002, a decrease of 5%. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future.  Because the Company’s jai-alai business is tied directly to many, if not all, of the factors which influence the jai-alai industry as a whole, a players strike or the enactment of unfavorable legislation could have an adverse impact on the Company’s operations.

Inter-track wagering has grown significantly since its initiation in the State of Florida in August 1990.  The State-wide ITW handle for the State of Florida’s fiscal year ended June 30, 1991 was approximately $109 million.  The state-wide ITW handle for the State of Florida’s fiscal years ended June 30, 2001 was $809.3 million and increased to $817.3 million for the same period ended June 30, 2002.  ITW handle at the Company’s Frontons has also demonstrated strong growth in recent years.  The Company’s ITW handle increased from approximately $37.3 million for the year ended December 31, 2001, to approximately $51.5 million (38%) for the year ended December 31, 2002

REAL ESTATE DEVELOPMENT

In November, 1997, the Company entered into a new business - - residential real estate development described below. The following paragraphs outline the background and the Company’s approach going forward as to management and use of the assets acquired. On November 26, 1997, the Company acquired substantially all of the assets of Interstate Capital Corporation (“Interstate”), a wholly-owned subsidiary of Freedom Financial Corporation (“Freedom”).  The assets consisted of improved and partially-improved commercial properties and a residential real estate development called Tara Club Estates (collectively, the “Properties”), all of which are situated in Loganville, Walton County, Georgia.  As consideration for the purchase, the Company paid Interstate $6,373,265 as follows: (i) the Company issued to Interstate 2,084 shares of Series F 8% Convertible Preferred Stock (the “Series F Preferred Stock”) at a stated value of $1,000 per share (convertible into the Company’s common stock (“Common Stock”) on the basis of 296.6689 shares of the Company’s Common Stock for each $1,000 of stated value of the Series F Preferred Stock), (ii) the Company assumed $1,081,102 of first mortgage promissory notes to lenders secured by a portion of the properties purchased, and (iii) the Company canceled $3,208,163 owed by Freedom to the Company.

These Properties consisted of over 100 fully-developed, and 163 partially-developed, single-family residential home sites, a swim and tennis club facility,  27 acres of partially-developed commercial property, a clubhouse, olympic swimming pool and tennis courts.. As of December 31, 2001, approximately one-hundred and sixty-five (165) home sites had been sold.  The residential sites are presently selling at an average in excess of $48,000 per site. Prior to the acquisition of the Properties by the Company, thirty-nine homes, having a combined market value of approximately $10,000,000  had been constructed and sold by Freedom at an average price of $250,000 each.  The Properties are located on Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits.

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

The Company sold no houses in the first quarter of 2003, compared to three (3) houses in the three months ended March 31, 2002.  The three houses sold for $823,400 at a loss of $74,824.

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

The new law, (Section 2, Subsection (1b) of section 550.09511, Florida Statutes) states, in part, that “Any jai-alai permit holder that incurred state taxes on handle and admissions in an amount that exceeds its operating earnings in a fiscal year that ends during or after the 1997-1998 state fiscal year, is entitled to credit the excess amount of the taxes against state pari-mutuel taxes due and payable after June 30, 1998, during its next ensuing meets.”

In 1997, Miami Jai-Alai (Miami) and Tampa Jai-Alai incurred and had available 1998 pari-mutuel tax credits of $1,606,051 and $935,521, respectively.  During 1998, Miami utilized tax credits of $509,714 over two eligible months of operation.  Tampa Jai-Alai which discontinued live operations following its July 4, 1998 performances, utilized pari-mutuel tax credits of $13,940.

Miami’s tax credits carried forward into 1999 were $2,427,201 and had unused credits totaling $2,502,200 at December 31, 1999.  Miami’s loss from operations totaled $301,012 at December 31, 2000, accordingly, its unused credits totaled $2,577,201.  For the years 2001 and 2002  Miami had unused credits totaling $2,652,201.

Tax credits are used to satisfy the Company’s obligation to pay taxes incurred on handle and admission.  Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of the amounts of future tax credits.

RESULTS OF OPERATIONS — FIRST QUARTER 2003 COMPARED WITH FIRST QUARTER 2002

During the quarter ended March 31, 2003, the Company’s operations reflects three months’ operation of live Jai-Alai performances at Miami and Ft. Pierce. A full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce.  Miami which offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria.

Handle Analysis

Total handle (amount of money wagered) for the three months ended March 31, 2003 was $31,601,934 of which $16,801,251 was from live jai-alai wagering and $14,800,683 was from inter-track wagering.

Total handle (amount of money wagered) for the three months ended March 31, 2002 was $31,145,731 of which $16,736,919 was from live jai-alai wagering and $14,408,812 was from inter-track wagering.

Revenues

Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended March 31, 2003 were $4,235,565 compared to pari-mutuel revenues of $4,146,621 the same period in 2002. Revenues for the quarter ended March 31, 2003 ($4,235,565) consisted of $2,979,485 from live Jai-Alai wagering and $1,256,081  from Inter-Track Wagering.  Revenues for the quarter ended March 31, 2002 ($4,146,621) consisted of $2,923,791 from live Jai-Alai wagering and $1,222,830 from Inter-Track Wagering.

Card room Revenue for the three months ended March 31, 2003 was $79,297.  Direct Operating Costs totaled $62,364.

Admissions income, net of state taxes, for the three month period ended March 31, 2003  was $51,722, compared to $56,995 for the three month period ended March 31, 2002. Food, beverage and other income for the three months ended March 31, 2003 and March 31, 2002 were $554,377 and $574,068   respectively.  Attendance for live jai-alai performances and ITW performances for the three months ended March 31, 2003  were approximately 176,048 compared to 184,090 for the three months ended March 31, 2002, decreasing approximately 8,042  from the previous year.

Total Operating Revenues for the quarter ended March 31, 2003 increased $62,387 (1%) to $4,920,961 up from $4,858,574 for the same period in 2002.

General And Administrative Expenses

The Company’s general and administrative expenses for the three months ended March 31, 2003 and March 31, 2002, were $809,343 and $760,266, respectively.  The Company’s general and administrative expenses compared to the first quarter last year are as follows:  Executive salaries were for the quarter ended March 31, 2003 were $137,226 compared to $128,450 for the quarter ended March 31, 2002 (see consulting fees). Professional fees decreased from $93,746 for the first quarter 2002, to $74,853 for the quarter ended March 31, 2003. Consulting fees for the quarter ended March 31, 2003 were $131,125 compared to $117,375 for the quarter ended March 31, 2002. Consulting fees consist of the salary of the Chairman/CEO of Florida Gaming being replaced by management fees paid to Freedom Financial Corporation for his services.  Travel and entertainment expense totaled $58,380 for the first quarter of 2003, compared to $67,233 for the first quarter of 2002.  Interest expense totaled $147,008 for the First Quarter 2003, compared to $132,074 for the same period in 2002.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2003 were $3,784,583 compared to $3,793,684 for the same period in 2002.  The components of the Company’s operating expenses and their comparison to the first quarter last year are as follow: Depreciation and amortization expense for the three months ended March 31, 2003 and March 31, 2002, was $146,514 and $158,746 respectively.  Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses.  Player costs for the quarter ending March 31, 2003 and March 31, 2002, were $1,181,245 and $1,202,001 respectively.  Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses.  These expenses totaled $276,275 for the three months ended March 31, 2003, compared to $267,506 for three months ended March 31, 2002.  The components of the 2003 wagering equipment and expenses were $40,484 in ITW tote, interface, and telephone charges; $90,769 in totalizator equipment rental; $58,500 in satellite charges and $86,522 in camera/television rental. Utilities expense totaled $124,141 and $131,822 respectively, for the three months periods ended March 31, 2003 and March 31, 2002. Program costs totaling $56,684 and $54,113, respectively, are also included in the total operating expenses for the three month period ended March 31, 2003 and 2002. Operating expenses (including payroll costs) for the bar, restaurant, souvenir and concessions costs were $346,419 and $368,860 for the three month periods which ended March 31, 2003 and March 31, 2002, respectively. Operating payrolls and contract labor costs totaled $694,962 and $721,522 for the three month periods ended March 31, 2003 and March 31, 2002, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $694,962, $262,375 was mutuels payroll, $171,841 was maintenance payroll, $23,558 was admissions payroll, $57,522 was office payroll, and $179,666 was security payroll.  Maintenance expense for the three months ended March 31, 2003, totaled $86,952.  Advertising expense for the three months ended March 31, 2003, totaled $147,320 compared to $114,593 for the three months ended March 1, 2002.

Other Income

The Company had other income of $129,773 for the three-month period ended March 31, 2003.  Other Income for the quarter ended March 31, 2003 primarily consisted of $264,241 in pari-mutuel tax credits, a loss in the real estate division of $49,077 and a loss in Summer Jai-Alai of $86,037.

Tax Loss Carryforwards

At December 31, 2002, the Company had tax net operating loss (NOL) carryforwards of approximately $11,350,000 available to offset future taxable income.  These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2018.  However, $6,460,000 of the Company’s NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $91,000 per fiscal year under Section 382 of the IRC because Company stock purchased by Freedom Financial Corporation was considered a “change in ownership” under the “deemed exercised rule” of IRC Section 382.  As a result, only the net operating losses attributable to the period after the “change in ownership” (approximately $4,890,000) are not subject to the Section 382 limitation.

Summary of Operations

The Company had net income of $310,293 or $.08 per common share for the three months ended March 31, 2003, compared to $177,249 or $.04 per common share, for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents at March 31, 2003 was $832,473. At March 31, 2003, the Company had an increase in working capital of approximately $29,822 from December 31, 2002.

During the three months ended March 31, 2003, net cash used in the Company’s operating activities was $274,708.  The Company’s continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations.  Principal revenues were from net pari-mutuel wagering commissions on live Jai-Alai and ITW events.

During the three months ended March 31, 2003, cash provided by investing activities was $15,405.

During the three months ended March 31, 2003, cash used in financing activities was $223,242.

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  Although the Company believes that the forward-looking statements are based upon reasonable assumptions, there can be no assurance that the forward-looking statements will prove to be accurate.  Factors that could cause actual results to differ from the results anticipated in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company operates); competition for the company’s customers from other providers of entertainment and gaming opportunities; government legislation and regulation (which changes from time to time and over which the Company has no control). The Company undertakes no obligation to republish forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

On October 6, 2000 in response to a letter from the Division of Pari-Mutuel Wagering of the State of Florida, the Company filed suit against the Division/State of Florida concerning the Division’s interpretation of the use of tax credits as payment in order to trigger a reduced tax rate on an Intertrack broadcast.  In response to the Company’s action, the Division/State of Florida filed a motion to dismiss and requested that Florida Gaming Corporation post bond.  The court did not grant the motion to dismiss and did not require Florida Gaming Corporation to post bond as requested by the Division/State of Florida.  The Company believes it will prevail should any further litigation be required to address this issue.

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

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

FLORIDA GAMING CORPORATION

Item 6. Exhibits and Reports on Form 8-K.

Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements filed by Florida Gaming under the Securities Act or to reports filed by Florida Gaming under the Exchange Act, are hereby incorporated by reference to such statements or reports. Florida Gaming’s Exchange Act file number is 0-9909.

(a) List of Exhibits Filed.

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 28, 2000.

3.2	Corrected Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 14, 2003 to be effective January 27, 2003.

3.3	Bylaws as amended through December 31, 1998 (Exhibit 3.5 to Florida Gaming’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.)

4.1

Amended Certification of Designation of Series B Convertible Preferred Stock and Certificate of Elimination of Series C 8% Convertible Preferred Stock, Series D 8% Convertible Preferred Stock, and Series G 5% Convertible Preferred Stock filed with the Delaware Secretary of State on August 12, 2000.

4.2	Amended Certificate of Designation of Series E 8% Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on January 12, 2001.

4.3	Warranty Agreement dated October 31, 2001 between Florida Gaming and CIB Bank (Exhibit 4.6 to Florida Gaming’s Current Report Form 8-K dated December 6, 2001.)

4.4	Master Stock Option Plan adopted December 31, 2002.(Exhibit 99.1 to , Florida Gaming’s Registration Statement on Form S-8 , File No. 333-103654.)

10.1	Loan Agreement dated October 31, 2001 among Florida Gaming, Florida Florida Gaming Centers, Inc., City National Bank of Florida, Trustee, and

CIB Bank.(Exhibit 10.44 to Florida Gaming’s Current Report on Form 8-K dated December 6, 2001.)

10.2

Promissory Note dated October 31, 2001 in the face amount of $4,600,000 executed by Florida Gaming Centers, Inc. and City National Bank of Florida, Trustee, in favor of CIB Bank.(Exhibit 10.45 to Florida Gaming’s Current Report on Form 8-K dated December 6. 2001.)

10.3	Guaranty Agreement dated October 31, 2001 between Florida Gaming and CIB Bank.(Exhibit 10.46 to Florida Gaming’s Current Report on Form 8-K dated December 6, 2001.)

10.4	Guaranty Agreement dated October 31, 2001 between W. Bennett Collett and CIB Bank. (Exhibit 10.47 to Florida Gaming’s Current Report on Form 8-K dated December 6. 2001.)

99.1	Certification by Florida Gaming’s Chief Executive Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Florida Gaming’s Chief Financial Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 Oxley Act of 2002.

(b) Reports on Form 8-K.

None

FLORIDA GAMING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION
(Registrant)

Date: May 15, 2003	By:	/s/ W. B. Collett
W.B. Collett
Chairman of the Board and Chief Executive Officer

Date: May 15, 2003	By:	/s/ Kimberly Tharp
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

b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls, and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003
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

4))          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls, and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003
/s/ KIMBERLY THARP
Chief Financial Officer