Form 10QSB
period 2003-06-30
FLORIDA GAMING CORP
filed 2003-08-14
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June  30, 2003

Commission file number 0-9099

FLORIDA GAMING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	59-1670533
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3500 NW 37th Avenue, Miami, Florida	33142-0000
(Address of principal executive offices)	(Zip code)

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

YES    ☒      NO    ☐

3,094,698   shares of the issuer’s Common Stock were outstanding as of the latest practicable date,   August 14, 2003  .

Transitional Small Business Disclosure Format:

YES    ☐      NO    ☒

FLORIDA GAMING

CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$2,496,572	$1,315,018
Accounts receivable	393,521	543,620
Inventory (Note 2)	14,105	69,029
Total current assets	$2,904,198	$1,927,667

PROPERTY AND EQUIPMENT:

Land	$3,895,585	$3,895,585
Buildings and Improvements	7,183,494	7,183,494
Furniture, fixtures and equipment	1,909,713	1,885,560
	$12,988,792	$12,964,639
Less accumulated depreciation	(3,708,897)	(3,530,044)
	$9,279,895	$9,434,595

REAL ESTATE HELD FOR SALE	4,092,498	6,458,897

FIRST MORTGAGE RECEIVABLE	1,137,793	1,362,164

OTHER ASSETS	1,240,803	1,008,778

	$18,655,187	$20,192,101

	June 30, 2003	December 31, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$3,511,987	$4,504,779
Short-term borrowing and current portion of long-term debt	911,825	1,245,030
Total current liabilities	$4,423,812	$5,749,809

LONG-TERM LIABILITIES
Long-term portion notes payable	4,934,053	4,970,694

STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):

Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 33,635 shares issued and outstanding at June 30, 2003 and December 31, 2002	3,363	3,363

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at June 30, 2003 and December 31, 2002	5	5

Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 300 Shares issued and outstanding at June 30, 2003 and December 31, 2002	30	30

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at June 30, 2003 and December 31, 2002	200	200

Common stock, $.20 par value, authorized 7,500,000 shares, 3,094,698 issued and Outstanding at June 30, 2003; $.10 par value, authorized 15,000,000 shares, 6189,395 issued and outstanding at December 31, 2002	618,940	618,940
Capital in excess of par value	37,494,923	37,494,923
Accumulated deficit	(28,820,139)	(28,645,863)
Total stockholders’ equity	9,297,322	9,471,598
Total liabilities and stockholders’ equity	$18,655,187	$20,192,101

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION

SUMMARY OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
HANDLE
Live Jai-Alai Wagering	$5,190,114	$5,167,538	$21,991,365	$21,904,457
Inter-Track Wagering	9,480,426	9,113,811	24,281,109	23,522,623
	$14,670,540	$14,281,349	$46,272,474	$45,427,080
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net of State Taxes	$897,399	$877,686	$3,876,883	$3,801,477
Inter-Track Commissions	870,652	842,707	2,126,733	2,065,537
	$1,768,051	$1,720,392	$6,003,616	$5,867,014
OTHER REVENUE
Programs, Food, Beverage and Other	356,605	367,646	910,981	941,714
Cardroom Income	28,164	31,089	107,461	111,979
Admissions Income, net of taxes	27,641	33,136	79,363	90,131
Total Operating Revenue	$2,180,461	$2,152,264	$7,101,421	$7,010,838

EXPENSES
Operating	$1,590,146	$1,561,683	$5,374,729	$5,355,367
General and Administrative	778,091	745,615	1,587,434	1,505,881
Depreciation and Amortization	141,128	142,072	287,642	300,818
	$2,509,365	$2,449,370	$7,249,805	$7,162,066

LOSS FROM OPERATIONS	$(328,904)	$(297,106)	$(148,384)	$(151,228)

OTHER INCOME (EXPENSE)
Summer Jai-Alai	332,538	225,166	246,501	137,604
Real Estate Division	(490,203)	(113,786)	(564,090)	(291,362)
Pari-Mutuel Tax Credits	79,332	98,191	343,573	401,328
Interest Income	14,669	1,787	40,124	4,159
Other Income (Expense)	0	0	0	(9,000)
	(63,664)	211,358	66,109	242,730

INCOME (LOSS) BEFORE TAXES	$(392,568)	$(85,747)	$(82,275)	$91,501
INCOME TAX EXPENSE	0	(2,000)	0	(2,000)
NET INCOME (LOSS)	$(392,568)	$(87,747)	$(82,275)	$89,501

Basic Income (Loss) per Common Share*	$(0.14)	$(0.05)	$(0.06)	$(0.01)
Diluted Income (Loss) per Common Share*	$(0.14)	$(0.05)	$(0.06)	$(0.01)
Weighted Avg Common Shares outstanding*	3,094,698	3,094,698	3,094,698	3,094,698

*For comparison purposes, Basic Income per Common Share, Diluted Income per Common Share, and Weighted Average

of Common Shares Outstanding for the year 2002 have been adjusted for the reverse stock split effective January 27, 2003

FLORIDA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net Income	$(82,275)	$89,501
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and Amortization	287,642	300,818
Loss on Sale of Assets	377,609	26,149
Decrease in Inventory	54,924	30,811
Decrease (increase) in Accounts Receivable	(388,453)	204,147
Increase in Real Estate Development	(24,396)	(249,042)
Decrease in A/P and Accrued Expenses	(967,793)	(822,436)
Decrease in Deposits on real estate sales	(25,000)	(41,002)
Net cash used in operating activities	(767,742)	(461,054)

Investing Activities:
Purchases of Property and Equipment	(24,153)	(103,271)
Collection of Note Receivable	750,000
Proceeds from the sale of real estate	2,000,000	823,400
Increase in Other Assets	(314,704)	(163,404)
Net proceeds provided by investing activities	2,411,143	556,725

Financing Activities:
Repayment of Debt	(369,847)	(529,747)
Dividends Paid	(92,000)	(90,000)
Net cash used in financing activities	(461,847)	(619,747)

NET DECREASE IN CASH	1,181,554	(524,076)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,315,018	1,477,520
CASH AND CASH EQUIVALENTS AT JUNE 30, 2003 AND JUNE 30, 2002	$2,496,572	$953,444

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	284,809	256,492

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

Commercial Property Held for Sale: The Company’s investment in commercial property held for resale was $1,834,516 at June 30, 2003.  The commercial property consists of  100 acres of land owned adjoining  the Ft. Pierce Jai-Alai facility.  On May 30, 2003 the Company sold  the remaining commercial property at Tara Club Estates, Inc. for $650,000.  The Company received $97,350 in cash, and a non-interest bearing first mortgage note for $520,000.  The principal balance of the note shall be due and payable on May 30, 2006.  The Company recorded a net profit of $243,849 on the sale.

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

By letters dated June 30, 2000 and September 8, 2000 the State of Florida took a contradictory position to the Company’s interpretation for the determination of the ITW tax rate on handle and asserted a tax liability against the Company of $170,172 as of April 30, 2000.  Further, the State’s computation included only credits approved through 1998.  Based on the Company’s interpretation, as of April 30, 2000, the Company would have utilized only $2,293,373 of the $2,936,915 available for recovery taxes incurred in 1997 and 1998.  On October 6, 2000 and in response to a letter from the Division of Pari-Mutuel Wagering of the State of Florida, the Company filed suit for declaratory relief against the Division/State of Florida contesting the Division’s interpretation of the statute.  In response to the Company’s action, the Division/State filed a motion to dismiss and requested that Florida Gaming Corporation post bond.  The court did not grant the state’s motion to dismiss and did not require the Company to post bond as requested by the Division/State of Florida.  The Company believes it will prevail should any further litigation be required to resolve this issue.

(5)                                  INCOME (LOSS)  PER COMMON SHARE

The net loss per common share for the quarter ended June 30, 2003 and June 30, 2002 was calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended June 30, 2003 and June 30, 2002 was  3,094,698.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the quarter ended June 30, 2003 and June 30, 2002,  because the effect would be antidilutive.  Refer to the Company’s latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

The net income (loss)   per common share for the six months ended June 30, 2003 and June 30, 2002 was calculated based upon reducing net income (loss) attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net income (loss) per common share for the six months ended June 30, 2003 and June 30, 2002 was  3,094,698.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the six months ended June 30, 2003 and June 30, 2002,  because the effect would be antidilutive.  Refer to the Company’s latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

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

The Company’s Tara Club Estates subsidiary leases certain heavy construction equipment from a related party, Freedom Financial Corporation under a verbal month-to-month lease agreement. On June 25, 2001, Freedom sold a portion of the equipment as part of the bulk sale of the residential property. The Company  leased various vehicles and heavy construction equipment from Freedom at a cost of $10,000 a month though March 31,2002 when Freedom agreed to reduce the equipment rental  fee to $8,000 per month.  Accordingly, total lease expensed under this lease during 2002 was $102,000 and total lease expensed for the first six months of 2003 was $48,000.  In preparing the properties for sale,  the Company capitalized its expenses under this lease as part of its cost to develop the residential and commercial properties owned by the Tara Club Estates subsidiary until March 31, 2002, when the company started to expense the lease payments.  Total lease expense capitalized under this arrangement since the lease’s inception in 1998 is $615,000 of which $120,000 has been expensed.

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

Pursuant to a lease agreement which expires in 2004, Summer Jai-Alai Operations rents the Miami Fronton for the time in which its season is conducted.  The rental is based upon 1% of handle.  Rent from Summer Jai-Alai Operations approximated $342,000 in 2002.  SJA pari-mutuel tax credits available for recovery in 2002 totaled $1,211,666.  The recorded investments in SJA are carried as Other Assets in the accompanying Balance Sheet.

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

The profit sharing arrangement with WJA is based on Centers’ net profits, before income taxes, as defined.  The Company agreed to pay WJA 20% of the cumulative net profits of Centers for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per- year cap described below.  The cumulative $1,000,000 cap is equal to the product of $1,000,000 multiplied by the completed number of years in the ten-year period, minus the sum of all amounts previously paid under the 20% profit sharing arrangement.  In addition, if Centers has net profits in any calendar year during the ten-year period in excess of $5,000,000, but has not paid WJA a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, Centers will pay WJA 5% of the portion of the net profits on which the 20% payment was not made.  No net profit payments will be due for any year after the ten-year period.  If, during the ten-year period, Centers disposes of any of its significant assets or operations, then WJA would be entitled to receive an amount equal to 10%  of Centers gain, if any,  (net of related carrying costs),  on the disposition.

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

(9)                                  REAL ESTATE  HELD FOR SALE

The Company’s Tara subsidiary owns a commercial and residential real estate development called Tara Club Estates (collectively, “Tara” or the “Properties”), all of which is situated in Loganville, Walton County, Georgia.  The Company sold  approximately 24 acres of partially developed land in October, 2002,  for $1,849,087.  Payment of the sale price consisted of $438,551 in cash and a first mortgage note of $1,386,816.  The Company recorded a net profit of $12,426 on the transaction.  The Note will bear no interest until May 1, 2003, thereafter, the interest shall accrue at the rate of 6% per annum, and interest only shall be due quarterly until February 1, 2005, and a final installment of interest only will be due on May 1, 2005; thereafter, the note will be payable in quarterly installments of principal and interest with a final payment being due November 1, 2005.  The purchaser has the option of extending quarterly payments of principal and interest an additional four years.  On May 30, 2003, the Company received a $750,000 payment on the principal balance of this note.

On May 30, 2003 the Company sold  the remaining commercial property, which consisted of 2 acres and a clubhouse for $650,000.  The Company received $97,350 in cash, and a non-interest bearing first mortgage for $520,000.  The principal balance of the mortgage shall be due and payable on May 30, 2006.  The Company recorded a net profit of $243,849 on the sale.  As of May 30, 2003, the residential property consisted of 38 developed lots and 47 acres of partially-developed land.  On May 30, 2003, the Company sold the remaining 47 acres of partially-developed land for $1,350,000.  The Company received cash of $1,125,329 and   recorded a net loss of $607,040 on the transaction.  The Company used $200,000 of the sale proceeds to reduce the real estate development loan from $400,000 to $200,000.

The Company’s owns approximately 100 acres of  commercial property in Ft. Pierce, Florida which is held for sale.

(10)                            RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k).  The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.

(11)                            RELATED PARTY TRANSACTIONS

On November 10, 1998, the Board of Directors of the Company authorized the Company  to borrow up to $1,500,000 from Freedom Financial Corporation (“Freedom”), an affiliate,  with the loan  to be represented by a promissory note (the “Company Note”) bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company’s wholly-owned subsidiaries, Florida Gaming Centers, Inc. (“Centers”) and Tara Club Estates, Inc. (“Tara”) and by a second lien on substantially all  of the Company’s other assets.  The Company Note is guaranteed by Centers and Tara  with their guaranties secured by a second lien on substantially all of their respective assets.  On November 24, 1998, the Company borrowed $1,135,000 from Freedom pursuant to the above arrangement.  As of June 30, 2003 the principal balance of the loan was $361,538.  The Company Note is due on demand.

In lieu of salaries for the Chairman/CEO,  the Company pays annual  management fees to Freedom of $480,000.

The Chairman has made a personal demand loan of $25,000 to Tara Club Estates, Inc.  At June 30, 2003, Tara Club Estates, Inc. owed Freedom Financial Corporation $166,659 for various payments made by Freedom on behalf of Tara.

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

CARD ROOM DEVELOPMENT

A new Florida pari-mutuel statute was enacted in June 1, 1996,  which authorized card rooms at licensed pari-mutuel facilities in Florida beginning in January, 1997.  The card  rooms are administered and regulated by the Florida Department of Pari-Mutuel Wagering (“DPMW”).  Games are limited to non-banked poker games.  Card room authorization was also subject to approval by the county commission in which the pari-mutuel facility is located.

In late 1996 the county governments of Dade  and Hillsborough County, Florida, passed legislation permitting card rooms to be operated by all pari-mutuel facilities located in those counties.  The Company currently operates a card room at the Miami Jai-Alai facility.

As a result of legislation passed during the 2003 legislative session, significant changes were made which amends current provisions for the operation of card rooms at pari-mutuel facilities.  The legislation, HB 1059, became law effective midnight August 5, 2003.  The most notable changes to the operation of the card rooms are:

1)     Card rooms may operate from 12 noon to 12 midnight any day that live performances are conducted.

2)     Reduced card room license fee per facility as opposed to permit, which will save the Company license fee expense.

3)     The elimination of the $10 pot limit, which has been replaced with a $2 bet limit, with a maximum of three raises in any round of betting.  This change allows for a larger  pot, a more exciting game for the patrons and enhances revenue for the Company.

Florida state taxes remain at 10% of revenue and 4% of the revenues are paid to the jai-alai players.  The Company is encouraged with the recent changes and believes these changes should improve the overall profitability of the card room operation.

JAI-ALAI INDUSTRY

The jai-alai industry live handle (money wagered) generally has declined in the last several years, due to increased gaming competition such as Indian Gaming, gambling cruise ships, and the Florida lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in the Company’s market areas.  Average state-wide on-track handle per performance for the state of Florida fiscal years ended June 30, 2002 and June 30, 200 was approximately$44,585 and  $52,425,  respectively.  Aggregate live handle, state-wide,  for the fiscal year ended June 30, 2002 decreased approximately  11%.  Aggregate live handle for the Company decreased from $60,887,831 in 2001  to $58,036,115  in 2002, a decrease of 5%. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future.  Because the Company’s jai-alai business is tied directly to many, if not all, of the factors which influence the jai-alai industry as a whole, a players strike or the enactment of unfavorable legislation could have an adverse impact on the Company’s operations.

Inter-track wagering has grown significantly since its initiation in the State of Florida in August 1990.  The State-wide ITW handle for the State of Florida’s fiscal year ended June 30, 1991 was approximately $109 million.  The state-wide ITW handle for the State of Florida’s fiscal years ended June 30, 2001 was $809.3 million and increased to $817.3 million for the same period ended  June 30, 2002.  ITW handle at the Company’s Frontons has also demonstrated strong growth in recent years.  The Company’s ITW handle increased from approximately $37.3 million for the year ended December 31, 2001,  to approximately $51.5 million (38%) for the year ended December 31, 2002.

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

The Company sold  approximately 24 acres of partially developed land in October, 2002,  for $1,849,087.  Payment of the sale price consisted of $438,551 in cash and a first mortgage note of $1,386,816.  The Company recorded a net profit of $12,426 on the transaction.  The Note will bear no interest until May 1, 2003, thereafter, the interest shall accrue at the rate of 6% per annum, and interest only shall be due quarterly until February 1, 2005, and a final installment of interest only will be due on May 1, 2005; thereafter, the note will be payable in quarterly installments of principal and interest with a final payment being due November 1, 2005.  The purchaser has the option of extending quarterly payments of principal and interest an additional four years.  On May 30, 2003, the Company received a $750,000 payment on the principal balance of this note.

On May 30, 2003 the Company sold  the remaining Tara commercial property, which consisted of 2 acres and a clubhouse for $650,000.  The Company received $97,350 in cash, and received  a non-interest bearing first mortgage note for $520,000.  The principal balance of the note shall be due and payable on May 30, 2006.  The Company recorded a net profit of $243,849 on the sale.

On May 30, 2003, the Company completed a bulk sale of the remaining  47 acres of partially-developed land for $1,350,000.  The Company received cash of $1,125,329 and   recorded a net loss of $607,040 on the transaction.  The Company used $200,000 of the sale proceeds to reduce the real estate development loan from $400,000 to $200,000.

The Company sold  no  houses in the second quarter or six months ended  June 30, 2003, compared to three (3)  houses in the six  months ended June 30, 2002.  The three houses sold for $823,400 at a loss of $74,824.

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

Tax credits for the Miami Jai-Alai  carried forward into 1999 were $2,427,201and unused credits totaled $2,502,200 at December 31, 1999.  For the years 2001 and 2002  Miami had unused credits totaling $2,652,201.

Tax credits are used to satisfy the Company’s obligation to pay taxes incurred on handle and admission.  Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of the amounts of future tax credits.

RESULTS OF OPERATIONS — SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH  SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2002

During the quarter and six months ended June 30, 2003, the Company’s operations reflects four months’ operation of live Jai-Alai performances at Miami and Ft. Pierce. A full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce.  The Miami facility offers limited ITW products due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria.  The Miami fronton also operates six months of each year (from May 1, through October 31)  under the Summer Jai-Alai (“SJA”)  Partnership Agreement.  Accordingly, these numbers do not include operating figures for the Miami facility for the period from May 1, 2003 through June 30, 2003, since the facility is operated pursuant to the  Summer Partnership Agreement for that period.  The operating figures for that period are handled as a one line item pursuant to the Agreement.

Handle Analysis for the Quarter Ended June 30, 2003 compared to the Quarter ended June 30, 2002

Total handle (amount of money wagered) for the three months ended  June 30, 2003 was $14,670,540 of which $5,190,114 was from live jai-alai wagering and $9,480,426 was from inter-track wagering.

Total handle (amount of money wagered) for the three months ended  June 30, 2002 was $14,281,349 of which $5,167,538 was from live jai-alai wagering and $9,113,811 was from inter-track wagering.

Total handle (amount of money wagered) for SJA for the three months ended June 30,2003 was $14,576,741 of which   $9,873,659 was from live jai-alai wagering and $4,703,082 was from inter-track wagering.  Compared to total handle (amount of money wagered) for SJA for the three months ended June 30,2002 was $13,692,485 of which $9,407,883 was from live jai-alai wagering and $4,284,602 was from inter-track wagering.

Handle Analysis for the Six Months Ended June 30, 2003 compared to the Six Months Ended June 30, 2002

Total handle (amount of money wagered) for the six months ended  June 30, 2003 was $46,272,474 of which $21,991,365 was from live jai-alai wagering and $24,281,109 was from inter-track wagering.

Total handle (amount of money wagered) for the six months ended June 30, 2002 was $45,427,080 of which $21,904,457 was from live jai-alai wagering and $23,522,623 was from inter-track wagering.

Total handle (amount of money wagered) for SJA for the six months ended June 30,2003 was $14,576,741 of which   $9,873,659 was from live jai-alai wagering and $4,703,082 was from inter-track wagering.  Compared to total handle (amount of money wagered) for SJA for the six months ended June 30,2002 was $13,692,485 of which $9,407,883 was from live jai-alai wagering and $4,284,602 was from inter-track wagering.

Attendance for the Quarter ended June 30, 2003 compared to the Quarter ended June 30, 2002

Attendance for live jai-alai performances and ITW for the quarter ended  June 30, 2003 totaled approximately 74,825 compared to 78,147 for the same period in 2002.

Attendance for the Six Months ended June 30, 2003 compared to the Six Months ended June 30, 2002

Attendance for live jai-alai performances and ITW for the six months end June 30, 2003 was 250,873 compared to 262,237 for the six months ended June 30, 2002 which is a decrease of 11,364 or 5%.

Revenues for the Quarter Ended June 30, 2003 compared to the Quarter ended June 30, 2002

Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended June 30, 2003 were $1,768,051 compared to pari-mutuel revenues of $1,720,392, for the same period in 2002.  Revenues for the quarter ended June 30, 2003 ($1,768,051) consisted of $897,399 from live Jai-Alai wagering and $870,652  from Inter-Track Wagering.  Revenues for the quarter ended June 30, 2002 ($1,720,392) consisted of $877,686 from live Jai-Alai wagering and $842,707  from Inter-Track Wagering.

Card room Revenue for the quarter ended June 30, 2003 was $28,164 compared to $31,089 for the quarter ended June 30, 2002.  Direct Operating Costs totaled $19,255 for the quarter ended June 30, 2003, compared to $21,477 for the quarter ended June 30, 2002.

Admissions income, net of state taxes, for the quarter ended June 30, 2003  was $27,641.  This compares to $33,136 for the quarter ended June 30, 2002. Food, beverage and Other Income for the three months  ended June 30, 2003 and June 30, 2002 were $356,605 and $367,646 respectively.

Total Operating Revenues for the quarter ended June 30, 2003 increased $27,296 (1%) to $2,180,461  up from $2,153,164 for the same period in 2002.

Revenues for the Six Months Ended June 30, 2003 compared to the Six Months ended June 30, 2002

Pari-mutuel revenues (net of state pari-mutuel taxes) for the six months ended June 30, 2003  increased $136,602 (2%) to  $6,003,616 compared to pari-mutuel revenues of $5,867,014,  for the same period in 2002. Revenues for the six months ended June 30, 2003 ($6,003,616) consisted of $3,876,883 from live Jai-Alai wagering and $2,126,733  from Inter-Track Wagering.  Revenues for the six months ended June 30, 2002 ($5,867,014) consisted of $3,801,477 from live Jai-Alai wagering and $2,065,537  from Inter-Track Wagering.

Card room Revenue for the six months ended June 30, 2003 was $107,461 compared to $111,979 for the six months ended June 30, 2002.  Direct Operating Costs totaled $81,619 for the six months ended June 30, 2003, compared to $88,791 for the six months ended June 30, 2002.

Admissions income, net of state taxes, for the six month  period ended June 30, 2003  was $79,363.  This compares to $90,131 for the six month period ended June 30, 2002. Food, beverage and Other Income for the six months  ended June 30, 2003 and June 30, 2002 were $910,781 and $941,714  respectively.  Attendance for live jai-alai performances and ITW performances were approximately 250,873 for the six months ended  June 30, 2003, decreasing approximately 11,364  from the previous year.

Total Operating Revenues for the six months ended June 30, 2003 increased $86,984 (1%) to $7,101,421 compared to revenues of $7,014,438 for the same period in 2002.

General And Administrative Expenses

The following analysis of General and Administrative expenses in this part of the report compares figures for the three and six months ended June 30, 2003 and June 30, 2002.

General and Administrative for Quarter Ended June 30, 2003 compared to the Quarter Ended June 30, 2002

The Company’s general and administrative expenses were $778,091 and $745,615 for the three months ended June 30, 2003 and June 30, 2002, respectively.  The Company’s general and administrative expenses and their comparison to the second quarter last year are as follows:   Executive salaries were  for the quarter ended June 30, 2003 were $138,181 compared to $145,031 for the quarter ended June 30, 2002 (see consulting fees). Professional fees increased from $60,697 for the second quarter 2002, to $64,386 for the quarter ended June 30, 2003.  Consulting fees for the quarter ended June 30, 2003 were $120,000 compared to $117,375 for the quarter ended June 30, 2002. Consulting  fees consist of management fees paid in lieu of salary to Freedom Financial Corporation for the services of the Chairman and CEO. Travel and entertainment expense totaled $67,347 for the second quarter of 2003, compared to $64,576 for the second quarter of 2002.  Interest expense totaled $137,801 and $124,418 for the three month period ended June 30, 2003 and June 30,  2002,  respectively.

General and Administrative for Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002

The Company’s general and administrative expenses were $1,587,434 and $1,505,881 for the six months ended June 30, 2003 and June 30, 2002, respectively.  The Company’s general and administrative expenses and their comparison on a six month period in 2003 versus 2002 are as follows:   Executive salaries were  for the six months ended June 30, 2003 were $275,407 compared to $273,482 for the six months ended June 30, 2002 (see consulting fees). Professional fees for the six months ended June 30, 2003 were $142,292 compared to $119,608 for the quarter ended June 30, 2002. Professional fees have significantly decreased due to the result of litigation costs being substantially lower.  Consulting fees for the six  months ended June 30, 2003 were $251,125 compared to $234,750 for the quarter ended June 30, 2002. Consulting  fees consist of  management fees paid in lieu of salary to Freedom Financial Corporation for the services of the Chairman and CEO.  Travel and entertainment expense totaled $125,728 for the six  months ended June 30, 2002, compared to $127,763 for the six  months ended June 30, 2002.  Interest expense totaled $284,809 and $256,492 for the six month period ended June 30, 2003 and June 30,  2002,  respectively.

Operating Expenses

The following analysis of Operating expenses in this part of the report compares figures for the three and six months ended June 30, 2003 and June 30, 2002.

Operating Expenses for Quarter Ended June 30, 2003 compared to Quarter Ended June 30, 2002

The Company’s operating expenses for the three months ended June 30, 2003 and June 30, 2002  were $1,590,146 and $1,561,683 respectively.  The Company’s operating expenses and their comparison to the second quarter last year are as follow:  Depreciation and amortization expense for the three months ended June 30, 2003 and  June 30, 2002, was  $141,128 and  $142,072 respectively.  Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses.  Player costs for the quarter  ending June 30, 2003 and June 30, 2002, were $995,788 and $973,927 respectively.  Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses.  These expenses totaled $129,680 for the three months ended June 30, 2003, compared to $127,174 for three months ended June 30, 2002.  The components of the 2003 wagering equipment and expenses were $54,293 in ITW  tote, interface, and telephone charges; $28,310 in totalizator equipment rental; $18,500  in satellite charges and $28,577 in camera/television rental. Utilities expense totaled $139,043 and $121,812 respectively, for the three months periods ended June 30, 2003 and June 30, 2002. Program costs were $32,627 and $35,261, respectively, are also included in the total operating expenses for the three month period ended June 30, 2003 and 2002. Operating expenses (including payroll costs)  for the bar, restaurant, souvenir and concessions costs were $146,997 and $151,562 for the three month periods which ended June 30, 2003 and June 30, 2002,  respectively. Operating payrolls and contract labor costs totaled $531,039 and $534,066 for the three month periods ended June 30, 2003 and June 30, 2002, respectively.  Of the $531,039,  $148,296 was mutuels payroll, $169,045 was maintenance payroll, $7,144 was admissions payroll, $25,289 was office payroll, and $181,266 was security payroll.  Maintenance expense for the three months ended June 30, 2003,  totaled $83,500.  Advertising expense for the three months ended June 30, 2003, totaled $83,193 compared to $77,034 for the three months ended June 30, 2002.

Operating Expenses for Six Months  Ended June 30, 2003 compared to Six Months Ended June 30, 2002

The Company’s operating expenses for the six  months ended June 30, 2003 and June 30, 2002  were $5,374,729 and $5,355,367, respectively.  The Company’s operating expenses and their comparison to the second quarter last year are as follow:  Depreciation and amortization expense for the six months ended June 30, 2003 and  June 30, 2002, was  $287,642 and  $300,818 respectively.  Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses.  Player costs for the six months  ended June 30, 2003 and June 30, 2002, were $2,177,033 and $2,175,928  respectively.  Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses.  These expenses totaled $405,955 for the six months ended June 30, 2003, compared to $394,680 for six months ended June 30, 2002.  The components of the 2003 wagering equipment and expenses were $94,777 in ITW  tote, interface, and telephone charges; $119,078 in totalizator equipment rental; $77,000  in satellite charges and $115,099 in camera/television rental. Utilities expense totaled $263,184 and $253,634  respectively, for the six months periods ended June 30, 2003 and June 30, 2002. Program costs were $89,311 and $89,374, respectively, are also included in the total operating expenses for the six month period ended June 30, 2003 and 2002. Operating expenses (including payroll costs)  for the bar, restaurant, souvenir and concessions costs were $493,416 and $520,422 for the six month periods which ended June 30, 2003 and June 30, 2002,  respectively. Operating payrolls and contract labor costs totaled $1,226,001  and $1,255,588 for the six month periods ended June 30, 2003 and June 30, 2002, respectively.  Of the $1,226,001,  $410,671 was  mutuels payroll, $340,886 was maintenance payroll, $30,701 was admissions payroll, $82,811 was office payroll, and $360,931 was security payroll.  Maintenance expense for the six months ended June 30, 2003,  totaled $163,614.  Advertising expense for the six months ended June 30, 2003, totaled $230,513 compared to $190,563 for the six months ended June 30, 2002.  Public company costs for the six months ended June 30, 2003 were $62,596 compared to $23,337 for the six months ended June 30, 2002.

Other Income (Expense)

The Company had Other Income of $426,539 and Other Expense of $490,203 for the three-month period ended June 30, 2003.  Other Income for the quarter ended June 30, 2003 consisted of $79,332 in pari-mutuel tax credits, income in Summer Jai-Alai of $332,538, and interest income of $14,669.  Other Expense for the quarter ended June 30, 2003 included a loss in the real estate division of $490,203. This compares to Other Income (net) for the quarter ended June 30, 2002  of $211,358 which primarily consisted of $98,191 in pari-mutuel tax credits, a loss in the real estate division of $113,786, income in Summer Jai-Alai of $225,166, and interest income of $1,787.

The Company had Other Income of $66,109, net, for the six-month period ended June 30, 2003.  Other Income (net) for the six months ended June 30, 2003 consisted of $343,573 in pari-mutuel tax credits, a loss in the real estate division of $564,090, income in Summer Jai-Alai of $246,501, and interest income of $40,124.  This compares to Other Income (net) of $242,730 for the six-month period ended June 30, 2002.  Other Income (net) for the six months ended June 30, 2002 primarily consisted of $401,328 in pari-mutuel tax credits, a loss in the real estate division of $291,362, income in Summer Jai-Alai of $137,604, and interest income of $4,159.

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

Summary of Operations

The Company had  a  net loss  of  $392,568 or  ($.14) per common share,  for the three months ended June 30, 2003, compared to a net loss  of $87,747  or ($.05)  per common share for the three month period ended June 30, 2002.

The Company had  a net loss of   $82,275 or  ($.06) per common share,  for the six  months ended June 30, 2003, compared to net income  of $89,501  or ($.01)  per common share for the six  month period ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents at June 30, 2003 was $1,181,554. At June 30, 2003, the Company had an increase in working capital of approximately $2,302,528 from December 31, 2002.  This increase is due to the sale of property at Tara Club Estates, Inc.

During the six months ended  June 30, 2003, net cash used in  the Company’s operating activities was $767,742.  The Company’s continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW  operations.  Principal revenues were from net pari-mutuel wagering commissions on live Jai-Alai and ITW events.

During the six months ended June 30, 2003, cash provided by investing activities was $2,411,143.

During the six months ended June 30, 2003, cash used in financing activities was $461,847.

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

(a) List of Exhibits Filed.

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 28, 2000. (Exhibit 3.1 to Florida Gaming’s 10-QSB for the quarter ended March 31, 2003)

3.2

Corrected Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 14, 2003 to be effective January 27, 2003. (Exhibit 3.2 to Florida Gaming’s 10-QSB for the quarter ended March 31, 2003)

3.3	Bylaws as amended through December 31, 1998 (Exhibit 3.5 to Florida Gaming’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.)

4.1

Amended Certification of Designation of Series B Convertible Preferred Stock and Certificate of Elimination of Series C 8% Convertible Preferred Stock, Series D 8% Convertible Preferred Stock, and Series G 5% Convertible Preferred Stock filed with the Delaware Secretary of State on August 12, 2000. (Exhibit 4.1 to Florida Gaming’s 10-QSB for the quarter ended March 31, 2003)

4.2

Amended Certificate of Designation of Series E 8% Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on January 12, 2001. (Exhibit 4.2 to Florida Gaming’s 10-QSB for the quarter ended March 31, 2003)

4.3	Warranty Agreement dated October 31, 2001 between Florida Gaming and CIB Bank (Exhibit 4.6 to Florida Gaming’s Current Report Form 8-K dated December 6, 2001.)

4.4	Master Stock Option Plan adopted December 31, 2002. (Exhibit 99.1, Florida Gaming’s Registration Statement on Form S-8, File No. 333-103654.)

10.1

Loan Agreement dated October 31, 2001 among Florida Gaming, Florida Florida Gaming Centers, Inc., City National Bank of Florida, Trustee, and CIB Bank. (Exhibit 10.44 to Florida Gaming’s Current Report on Form 8-K dated December 6, 2001.)

10.2

Promissory Note dated October 31, 2001 in the face amount of $4,600,000 executed by Florida Gaming Centers, Inc. and City National Bank of Florida, Trustee, in favor of CIB Bank. (Exhibit 10.45 to Florida Gaming’s Current Report on Form 8-K dated December 6. 2001.)

10.3	Guaranty Agreement dated October 31, 2001 between Florida Gaming and CIB Bank. (Exhibit 10.46 to Florida Gaming’s Current Report on Form 8-K dated December 6, 2001.)

10.4	Guaranty Agreement dated October 31, 2001 between W. Bennett Collett and CIB Bank. (Exhibit 10.47 to Florida Gaming’s Current Report on Form 8-K dated December 6. 2001.)

31.1	Certification by Florida Gaming’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Florida Gaming’s Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Florida Gaming’s Chief Executive Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Florida Gaming’s Chief Financial Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
None.

FLORIDA GAMING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION
(Registrant)

Date: August 14, 2003	By:	/s/ W. B. Collett
W.B. Collett
Chairman of the Board and Chief Executive Officer

Date: August 14, 2003	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer