Form 10QSB
period 2003-09-30
FLORIDA GAMING CORP
filed 2003-11-14
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September  30, 2003

Commission file number 0-9099

FLORIDA GAMING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-1670533
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3500 NW 37th Avenue, Miami, Florida

33142-0000
(Address of principal executive offices)	(Zip code)

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

YES  ☒       NO  ☐

3,094,698 shares of the issuer’s Common Stock were outstanding as of the latest practicable date,  November 14 , 2003.

Transitional Small Business Disclosure Format:

YES  ☐      NO  ☒

FLORIDA GAMING CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.

FLORIDA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$2,685,428	$1,315,018
Accounts receivable	336,217	543,620
Inventory (Note 2)	12,572	69,029
Total current assets	$3,034,217	$1,927,667

PROPERTY AND EQUIPMENT:

Land	$3,895,585	$3,895,585
Buildings and Improvements	7,183,494	7,183,494
Furniture, fixtures and equipment	1,932,728	1,885,560
	$13,011,807	$12,964,639
Less accumulated depreciation	(3,809,456)	(3,530,044)
	$9,202,351	$9,434,595

REAL ESTATE HELD FOR SALE	3,112,516	6,458,897

FIRST MORTGAGE RECEIVABLE	1,140,964	1,362,164

OTHER ASSETS	1,095,323	1,008,778

	$17,585,371	$20,192,101

FLORIDA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2003	December 31, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$3,176,234	$4,504,779
Short-term borrowing and current portion of long-term debt	1,070,868	1,245,030
Total current liabilities	$4,247,102	$5,749,809

LONG-TERM LIABILITIES
Long-term portion notes payable	4,536,657	4,970,694

STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):

Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 33,635 shares issued and outstanding at September 30, 2003 and December 31, 2002	3,363	3,363

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized;45 shares issued and outstanding at September 30, 2003 and December 31, 2002	5	5

Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 300 Shares issued and outstanding at September 30, 2003 and December 31, 2002	30	30

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at September 30, 2003 and December 31, 2002	200	200

Common stock, $.20 par value, authorized 7,500,000 shares, 3,094,698 issued and Outstanding at September 30, 2003; $.10 par value, authorized 15,000,000 shares, 6,189,395 issued and outstanding at December 31, 2002	618,940	618,940
Capital in excess of par value	37,494,923	37,494,923
Accumulated deficit	(29,315,849)	(28,645,863)
Total stockholders’ equity	8,801,612	9,471,598
Total liabilities and stockholders’ equity	$17,585,371	$20,192,101

The accompanying notes are an integral part of these financial statements.

SUMMARY OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
HANDLE*
Live Jai-Alai Wagering	$12,615,974	$13,723,298	$44,480,998	$45,035,638
Inter-Track Wagering	12,260,696	11,635,719	41,244,887	39,442,944
	$24,876,670	$25,359,017	$85,725,885	$84,478,582
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net of State Taxes	$38,395	$32,813	$3,915,278	$3,834,290
Inter-Track Commissions	623,956	615,009	2,750,689	2,680,546
	$662,351	$647,823	$6,665,967	$6,514,836
OTHER REVENUE
Programs, Food, Beverage and Other	263,260	274,507	1,174,241	1,216,222
Cardroom Income	13,671	6,558	121,132	118,537
Admissions Income, net of taxes	17,972	25,014	97,335	115,145
Total Operating Revenue	$957,254	$953,902	$8,058,675	$7,964,740

EXPENSES
Operating	$392,807	$460,579	$5,767,536	$5,815,946
General and Administrative	769,976	741,247	2,357,411	2,247,129
Depreciation and Amortization	138,158	146,234	425,799	447,052
	$1,300,941	$1,348,060	$8,550,746	$8,510,126

LOSS FROM OPERATIONS	$(343,687)	$(394,158)	$(492,071)	$(545,387)

OTHER INCOME (EXPENSE)
Summer Jai-Alai	105,960	327,073	352,462	464,677
Real Estate Division	(226,980)	(117,969)	(791,070)	(409,331)
Pari-Mutuel Tax Credits	0	0	343,573	401,328
Interest Income	16,747	1,704	56,871	5,863
Other Income (Expense)	0	9,000	0	0
	$(104,273)	$219,807	$(38,164)	$462,537

LOSS BEFORE TAXES	$(447,960)	$(174,351)	$(530,235)	$(82,850)
INCOME TAX EXPENSE	(1,750)	0	(1,750)	(2,000)
NET LOSS	$(449,710)	$(174,351)	$(531,985)	$(84,850)

Basic Loss per Common Share**	$(0.16)	$(0.07)	$(0.23)	$(0.08)
Diluted Loss per Common Share**	$(0.16)	$(0.07)	$(0.23)	$(0.08)
Weighted Avg Common Shares outstanding**	3,094,698	3,094,698	3,094,698	3,094,698

*Handle figures include Summer Jai-Alai

** For comparison purposes, Basic Income per Common Share, and Weighted Avg Shares outstanding for the year 2002, have been adjusted for the reverse stock split effective January 27, 2003.

FLORIDA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net Income	$(531,985)	$(84,850)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and Amortization	425,799	447,052
Loss on Sale of Assets	474,508	69,422
Decrease in Inventory	56,457	31,853
Decrease in Accounts Receivable	207,403	251,806
Decrease (Increase) in Real Estate Development	28,127	(257,970)
Decrease in A/P and Accrued Expenses	(1,313,546)	(597,405)
Decrease in Deposits on real estate sales	(15,000)	(22,002)
Net cash used in operating activities	(668,236)	(162,094)

Investing Activities:
Purchases of Property and Equipment	(92,481)	(128,316)
Collection of Note Receivable	750,000	0
Increase in Note Receivable	(515,773)	0
Proceeds from the sale of real estate	2,900,000	823,400
Increase in Other Assets	(247,720)	(403,909)
Net proceeds provided by investing activities	2,794,026	291,175

Financing Activities:
Repayment of Debt	(617,381)	(506,368)
Dividends Paid	(138,000)	(138,000)
Net cash used in financing activities	(755,381)	(644,368)

NET INCREASE (DECREASE) IN CASH	1,370,410	(515,287)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,315,018	1,477,520
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002	$2,685,428	$962,231

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$434,320	$418,981

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

(2)           SIGNIFICANT ACCOUNTING POLICIES

Company Background: Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce and Miami, Florida.  The Company also conducts Inter-Track Wagering (ITW) on Jai Alai, horse racing and dog racing from its Ft. Pierce Jai- Alai facility.  On November 26, 1997, the Company acquired Tara Club Estates (“Tara”), a residential and commercial real estate development near Atlanta in Walton County, Georgia.  The Company has marketed all of the Tara property except for three homes and ten residential building lots having a book value of approximately $1.3 million.

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

Commercial Property Held for Sale: The Company’s investment in commercial property held for resale was $1,834,516 at September 30, 2003.  The commercial property consists of approximately 100 acres of land owned adjoining the Ft. Pierce Jai-Alai facility.  On May 30, 2003 the Company sold the remaining commercial property at Tara Club Estates, Inc. for $650,000.  The Company received $97,350 in cash, and a non-interest bearing first mortgage note for $520,000.  The principal balance of the note shall be due and payable on May 30, 2006.  The Company recorded a net profit of $243,849 on the sale.

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

By letters dated June 30, 2000 and September 8, 2000 the State of Florida took a contradictory position to the Company’s interpretation for the determination of the ITW tax rate on handle and asserted a tax liability against the Company of $170,172 as of April 30, 2000.  Further, the State’s computation included only credits approved through 1998.  Based on the Company’s interpretation, as of April 30, 2000 , the Company would have utilized only $2,293,373 of the $2,936,915 available for recovery taxes incurred in 1997 and 1998.  On October 6, 2000 and in response to a letter from the Division of Pari-Mutuel Wagering of the State of Florida, the Company filed suit for declaratory relief against the Division/State of Florida contesting the Division’s interpretation of the statute.  In response to the Company’s action, the Division/State filed a motion to dismiss and requested that Florida Gaming Corporation post bond.  The court did not grant the state’s motion to dismiss and did not require the Company to post bond as requested by the Division/State of Florida.  The Company believes it will prevail should any further litigation be required to resolve this issue.

(5)           LOSS PER COMMON SHARE

The net loss per common share for the quarter ended September 30, 2003 and September 30, 2002 was calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended September 30, 2003 and September 30, 2002 was  3,094,698.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the quarter or nine months ended September 30, 2003 and September 30, 2002, because the effect would be antidilutive.  Refer to the Company’s latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

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

CLASS B PREFERRED STOCK

The Company’s Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock.  Such dividends are payable in shares of the Company’s common stock.  The consideration received by the Company upon the initial issuance of each share of the Series B stock was $1,000.  Holders of Series B shares may convert all or any of such Series B shares to the Company’s common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock.  Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. During the period from December 31, 1995 through October, 1999 all except 95 shares of the Series B Convertible Preferred Stock were converted to common stock or redeemed by the Company.  During the year ended December 31, 2000, 50 shares of the Class B Preferred were redeemed and the number of authorized and outstanding shares were reduced to 45.

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

Leases: The Company rents totalizator equipment (Autotote) at each fronton under leases which expire October 31, 2005.  The totalizator leases require a minimum annual rental at the Miami and Ft. Pierce locations.  Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance, under a contract which expires 2005.  Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2002 and 2001 was approximately $359,000 and $337,000, respectively. The remaining minimum lease commitments under all operating leases at December 31, 2002 total $359,000 per year ($226,200 at Miami, and $124,800 at Ft. Pierce) and expire in October, 2005.

The Company’s Tara Club Estates subsidiary leases certain heavy construction equipment from a related party, Freedom Financial Corporation under a verbal month-to-month lease agreement. On June 25, 2001, Freedom sold a portion of the equipment as part of the bulk sale of the residential property. The Company leased various vehicles and heavy construction equipment from Freedom at a cost of $10,000 a month though March 31,2002 when Freedom agreed to reduce the equipment rental fee to $8,000 per month.  Accordingly, total lease expensed under this lease during 2002 was $102,000 and total lease expensed for the first nine months of 2003 was $72,000.  In preparing the properties for sale, the Company capitalized its expenses under this lease as part of its cost to develop the residential and commercial properties owned by the Tara Club Estates subsidiary until March 31, 2002, when the company started to expense the lease payments.  Total lease expense capitalized under this arrangement since the lease’s inception in 1998 is $639,000 of which $174,000 has been expensed.

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

Summer Jai Alai:   As part of the purchase of the assets of World Jai-Alai (“WJA”), in January, 1997, Florida Gaming Centers, Inc. (“Centers”) acquired a 21% interest in the Summer Jai-Alai (“SJA”) partnership.  One of the purposes of the partnership was to operate a summer jai-alai season at the Miami Jai-Alai facility.  In order to provide a smooth transition between the two permits Centers entered into an agreement with the other SJA partners (Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club, or their successors).  The agreement contains the following provisions:

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

Pursuant to a lease agreement which expires in 2004, Summer Jai-Alai operations rents the Miami Fronton for the time in which its seas is conducted.  The rental is based upon 1% of handle.  Rent from Summer Jai-Alai Operations approximated $342,000 in 2002.  SJA pari-mutuel tax credits available for recovery in 2002 totaled $1,211,666.  The recorded investments in SJA are carried as Other Assets in the accompanying Balance Sheet.

(8)     ACQUISITION OF WJA ASSETS

 On September 12, 1996, the Company acquired from the Bank of Oklahoma, N.A., Tulsa, Oklahoma secured notes of WJA (the “WJA Notes”) with balances aggregating about $20,000,000 .  The WJA Notes were secured by real estate and improvements consisting of three jai-alai and ITW facilities located at Miami, Tampa and Ocala, Florida (the “WJA Frontons”).  Consideration for the WJA Notes was a combination of $2,000,000 in cash, a $6,000,000 promissory note bearing interest at the prime rate, a $1,000,000 non-interest bearing promissory note, and 703,297 shares of the Company’s Common Stock.

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

(9)           REAL ESTATE HELD FOR SALE

The Company’s Tara subsidiary owns a commercial and residential real estate development called Tara Club Estates (collectively, “Tara” or the “Properties”), all of which is situated in Loganville, Walton County, Georgia.  The Company sold approximately 24 acres of partially developed commercial land in October, 2002, for $1,849,087.  Payment of the sale price consisted of $438,551 in cash and a first mortgage note of $1,386,816.  The Company recorded a net profit of $12,426 on the transaction.  The Note will bear no interest until May 1, 2003, thereafter, the interest shall accrue at the rate of 6% per annum, and interest only shall be due quarterly until February 1, 2005, and a final installment of interest only will be due on May 1, 2005; thereafter, the note will be payable in quarterly installments of principal and interest with a final payment being due November 1, 2005.  The purchaser has the option of extending quarterly payments of principal and interest an additional four years.  On May 30, 2003, the Company received a prepayment of $750,000 on the principal balance of this note.

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

On September 10, 2003, the Company sold 29 of the remaining developed lots for $900,000 in cash.  The Company used $200,000 of the proceeds to pay off the first mortgage on the real estate.  The Company recorded a net loss of $79,690.

The only property remaining to be sold at Tara Club Estates, Inc. is 10 residential building lots and 3 homes.

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

(11)         RELATED PARTY TRANSACTIONS

On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation (“Freedom”), an affiliate, with the loan to be represented by a promissory note (the “Company Note”) bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company’s wholly-owned subsidiaries, Florida Gaming Centers, Inc. (“Centers”) and Tara Club Estates, Inc. (“Tara”) and by a second lien on substantially all of the Company’s other assets.  The Company Note is guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets.  On November 24, 1998, the Company borrowed $1,135,000 from Freedom pursuant to the above arrangement.  As of September 30, 2003 the principal balance of the loan was $381,536.  The Company Note is due on demand.

In lieu of salaries for the Chairman/CEO, the Company pays annual management fees to Freedom of $480,000.

The Chairman has made a personal demand loan of $25,000 to Tara Club Estates, Inc.  As of September 30, 2003, Tara Club Estates, Inc. transferred the note to Freedom Financial Corporation.  Freedom Financial Corporation (“Freedom”) owes Tara Club Estates $17,517 for various payments made by Tara on behalf of Freedom.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Florida Gaming Corporation (the “Company”) currently owns and operates two jai-alai and inter-track pari-mutuel wagering facilities (each, a “Fronton,” and collectively, the “Frontons”) located in South and Central Florida.  The Company’s business consists primarily of its operations at the Frontons, which include, among other things, live jai-alai, inter-track pari-mutuel wagering (“ITW”) on jai-alai, thoroughbred racing, harness racing, and dog racing, poker, and the sale of food and alcoholic beverages.  The Company also owns a third gaming permit which was previously operated by the Company at the Tampa Jai-Alai Fronton in Hillsborough County (Tampa) Florida.

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

Inter-track wagering has grown significantly since its initiation in the State of Florida in August 1990.  The State-wide ITW handle for the State of Florida’s fiscal year ended June 30, 1991 was approximately $109 million.  The state-wide ITW handle for the State of Florida’s fiscal years ended June 30, 2001 was $809.3 million and increased to $817.3 million for the same period ended June 30, 2002.  ITW handle at the Company’s Frontons has also demonstrated strong growth in recent years.  The Company’s ITW handle increased  38%  from approximately $37.3 million for the year ended December 31, 2001, to approximately $51.5 million for the year ended December 31, 2002.

REAL ESTATE DEVELOPMENT

In November, 1997, the Company entered into a new business — residential real estate development described below. The following paragraphs outline the background and the Company’s approach going forward as to management and use of the assets acquired. On November 26, 1997, the Company acquired substantially all of the assets of Interstate Capital Corporation (“Interstate”), a wholly-owned subsidiary of Freedom Financial Corporation (“Freedom”).  The assets consisted of improved and partially-improved commercial properties and a residential real estate development called Tara Club Estates (collectively, the “Properties”), all of which are situated in Loganville, Walton County, Georgia.  As consideration for the purchase, the Company paid Interstate $6,373,265 as follows: (i) the Company issued to Interstate 2,084 shares of Series F 8% Convertible Preferred Stock (the “Series F Preferred Stock”) at a stated value of $1,000 per share (convertible into the Company’s common stock (“Common Stock”) on the basis of 296.6689 shares of the Company’s Common Stock for each $1,000 of stated value of the Series F Preferred Stock), (ii) the Company assumed $1,081,102 of first mortgage promissory notes to lenders secured by a portion of the properties purchased, and (iii) the Company canceled $3,208,163 owed by Freedom to the Company.

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

In October 2002, the Company sold approximately 24 acres of partially developed land in October, 2002, for $1,849,087.  Payment of the sale price consisted of $438,551 in cash and a first mortgage note of $1,386,816.  The Company recorded a net profit of $12,426 on the transaction.  The Note did not bear interest until May 1, 2003, thereafter, the interest will accrue at the rate of 6% per annum, and interest only shall be due quarterly until February 1, 2005, and a final installment of interest only will be due on May 1, 2005; thereafter, the remaining balance of the note will be payable in quarterly installments of principal and interest with a final payment being due November 1, 2005.  The purchaser has the option of extending quarterly payments of principal and interest an additional four years.  On May 30, 2003, the Company received a prepayment of $750,000 on the principal balance of this note.

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

On September 10, 2003, the Company sold 29 of the remaining developed lots for $900,000 in cash.  The company used $200,000 of the proceeds to pay off the first mortgage on the real estate which was $200,000.  The Company recorded a net loss of $79,690.

The only property remaining at Tara Club Estates, Inc. for sale is 10 residential building lots and 3 homes, with an aggregate book value of $1,277,999.

The Company sold no houses in the nine months ended September 30, 2003, compared to three (3)  houses in the nine months ended September 30, 2002.  The three houses sold in 2002 for $823,400 resulting in a loss of $74,824.

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

RESULTS OF OPERATIONS – THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2002

During the quarter and nine months ended September 30, 2003, the Company’s operations reflects four months’ operation of live Jai-Alai performances at Miami and Ft. Pierce. A full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce.  The Miami facility offers limited ITW products due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria.  The Miami fronton also operates six months of each year (from May 1, through October 31)  under the Summer Jai-Alai Partnership Agreement (“SJA”), Accordingly, these numbers do not include the Miami facility for the period from May 1, 2003 through September 30, 2003, since the facility is operated by the Summer Partnership for that period.

Handle Analysis for the Quarter Ended September 30, 2003 compared to the Quarter ended September 30, 2002

Total handle (amount of money wagered) for the three months ended September 30, 2003 was $5,831,432  from inter-track wagering compared to $5,465,217 for the three months ended September 30, 2002, a $366,215 (7%) increase.

Handle Analysis for the Nine Months Ended September 30, 2003 compared to the Nine Months Ended September 30, 2002

Total handle (amount of money wagered) for the nine months ended September 30, 2003 was $52,103,906 of which $21,991,365 was from live jai-alai wagering and $30,112,541 was from inter-track wagering.

Total handle for the nine months ended September 30, 2002 was $50,892,297 of which $21,904,457 was from live jai-alai wagering and $28,987,840 was from inter-track wagering.

Revenues for the Quarter Ended September 30, 2003 compared to the Quarter ended September 30, 2002

Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended September 30, 2003 were $662,351 compared to pari-mutuel revenues of $647,823, for the same period in 2002. Pari-Mutuel Revenues for the quarter ended September 30, 2003 ($662,351) consisted of $38,395 from live Jai-Alai wagering and $623,956  from Inter-Track Wagering.

Card room Revenue for the quarter ended September 30, 2003 was $13,671.32 compared to  $6,558  for the quarter ended September 30, 2002.

Admissions income, net of state taxes, for the quarter ended September 30, 2003 was $17,972.  This compares to $25,014 for the quarter ended September 30, 2002. Food, beverage and other income for the three months ended September 30, 2003 and September 30, 2002 were $263,260 and $274,507  respectively.  Attendance for ITW performances was approximately 23,327 for the quarter ended September 30, 2003, compared to 27,432 for the same period in  2002, decreasing approximately 4,105 (15%) from the previous year.  Attendance continues to decrease, part of the decrease this quarter can be attributed to the new non-smoking law that went into effect July 1, 2003, in the state of Florida.

Total Operating Revenues for the quarter ended September 30, 2002 increased $3,352 to $957,254 a slight increase from $953,902 for the same period in 2002.

Revenues for the Nine Months Ended September 30, 2003 compared to the Nine Months ended September 30, 2002

Pari-mutuel revenues (net of state pari-mutuel taxes) for the nine months ended September 30, 2003 were $6,665,967 compared to pari-mutuel revenues of $6,514,836, for the same period in 2002. Revenues for the nine months ended September 30, 2003 ($6,665,967) consisted of $3,915,278 from live Jai-Alai wagering and $2,750,689  from Inter-Track Wagering.  Revenues for the nine months ended September 30, 2002 ($6,514,836) consisted of $3,834,290 from live Jai-Alai wagering and $2,680,546  from Inter-Track Wagering.

Card room Revenue for the nine months ended September 30, 2003 was $121,132.  This compares to $118,537 for the nine months ended September 30, 2002.  Direct Operating Costs totaled $82,085 and $88,791 for the nine months ended September 30, 2003 and September 30, 2002, respectively.  The new card room legislation continues to improve the profitability of the card rooms.

Admissions income, net of state taxes, for the nine month period ended September 30, 2003  was $97,335.  This compares to $115,145 for the nine month period ended September 30, 2002. Food, beverage and other income for the nine months ended September 30, 2003 and September 30, 2002 were $1,174,241 and $1,216,222, respectively.  Attendance for live jai-alai performances and ITW performances was approximately 274,200 for the nine months ended September 30, 2003, compared to 289,669 for the same period in 2002.  A decrease of approximately 15,469 (5%)  from the previous year.  Attendance has decreased due to the new non-smoking law that went into effect in the state of Florida July 1, 2003.

Total Operating Revenues for the nine months ended September 30, 2003 increased $93,935  (1%) to $8,058,675  up from $7,964,740 for the same period in 2002.

General And Administrative Expenses

The following analysis of General and Administrative expenses in this part of the report compares figures for the three and nine month periods ended September 30, 2003 and September 30, 2002.

General and Administrative for Quarter Ended September 30, 2003 compared to the Quarter Ended September 30, 2002

The Company’s general and administrative expenses were $769,976 and $741,247 for the three months ended September 30, 2003 and September 30, 2002, respectively.  The Company’s general and administrative expenses and their comparison to the third quarter last year are as follows:  Executive salaries were for the quarter ended September 30, 2003 were $134,521 compared to  $145,243 for the quarter ended September 30, 2002 (see consulting fees). Professional fees increased from $24,812 for the third quarter 2002, to $46,910 for the quarter ended September 30, 2003.  Consulting fees for the quarter ended September 30, 2003 were $120,000 compared to $117,375 for the quarter ended September 30, 2002. Consulting fees consist of the salaries of the Chairman/CEO of Florida Gaming being replaced by management fees paid to Freedom Financial Corporation for his services.  Travel and entertainment expense totaled $60,134 for the third quarter of 2003, compared to $65,292 for the third quarter of 2002.  Interest expense totaled $149,511 and $162,489 for the three month period ended September 30, 2003 and September 30, 2002, respectively.  The decrease is due to the sale of property at Tara and paying off the first mortgage.

General and Administrative for Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

The Company’s general and administrative expenses were $2,357,411 and $2,247,129 for the nine months ended September 30, 2003 and September  30, 2002, respectively.  The Company’s general and administrative expenses and their comparison on a nine month period in 2003 versus 2002 are as follows:  Executive salaries were for the nine months ended September 30, 2003 were $409,928 compared to $418,1725 for the nine months ended September 30, 2002 (see consulting fees). Professional fees increased from $144,421 for the nine months ended September 30, 2002, to $189,202 for the nine months ended September 30, 2003, an increase of $44,781 (31%).  .  Consulting fees for the nine months ended September 30, 2003 were $371,125 compared to $256,004 for the nine months ended September 30, 2002. Consulting fees consist of the salaries of the Chairman/CEO of Florida Gaming being replaced by management fees paid to Freedom Financial Corporation for their services.  Travel and entertainment expense totaled $185,862 for the nine months ended September 30, 2003, compared to $193,054 for the nine months ended September 30, 2002.  Interest expense totaled $434,320 and $418,981 for the nine month period ended September 30, 2003 and September 30, 2002, respectively.

Operating Expenses

The following analysis of Operating expenses in this part of the report compares figures for the three and nine months ended September 30, 2003 and September 30, 2002.

Operating Expenses for Quarter Ended September 30, 2003 compared to Quarter Ended September 30, 2002

The Company’s operating expenses for the three months ended September 30, 2003 and September 30, 2002  were $392,807 and $460,579 respectively.  The Company’s operating expenses and their comparison to the second quarter last year are as follow:  Depreciation and amortization expense for the three months ended September 30, 2003 and September 30, 2002, was  $138,158 and  $146,234 respectively.  Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses.  Player costs for the quarter ending September 30, 2003 and September 30, 2002, were $823,719 and $837,342 respectively.  Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses.  These expenses totaled $61,202 for the three months ended September 30, 2003, compared to $52,238 for three months ended September 30, 2002.  Utilities expense totaled $150,672 and $139,104 respectively, for the three months periods ended September 30, 2003 and September 30, 2002. Program costs were $24,304 and $24,668, respectively, for the three month period ended September 30, 2003 and 2002. Operating expenses (including payroll costs)  for the bar, restaurant, souvenir and concessions costs were $47,115 and $49,458 for the three month periods which ended September 30, 2003 and September 30, 2002, respectively. Operating payrolls and contract labor costs totaled $444,312 and $439,481 for the three month periods ended September 30, 2003 and September 30, 2002, respectively.  Of the $444,312, $87,394 was mutuels payroll, $161,927 was maintenance payroll, $10,336 was office payroll, and $184,655 was security payroll.  Maintenance expense for the three months ended September 30, 2003, totaled $76,485.  Advertising expense for the three months ended September 30, 2003, totaled $20,729 compared to $31,380 for the three months ended September 30, 2002.

Operating Expenses for Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

The Company’s operating expenses for the nine months ended September 30, 2003 and September 30, 2002  were $5,767,536 and $5,815,946, respectively.  The Company’s operating expenses and their comparison to the nine months last year are as follow:  Depreciation and amortization expense for the nine months ended September 30, 2003 and September 30, 2002, was  $425,799 and  $447,052 respectively.  Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses.  Player costs for the nine months ended September 30, 2003 and September 30, 2002, were $3,000,752 and $3,013,270 respectively.  Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses.  These expenses totaled $467,157 for the nine months ended September 30, 2003, compared to $446,918 for nine months ended September 30, 2002.  The components of the 2003 wagering equipment and expenses were $154,773 in ITW tote, interface, and telephone charges; $119,078 in totalizator equipment rental; $77,000  in satellite charges and $116,305 in camera/television rental. Utilities expense totaled $413,856 and $392,738 respectively, for the nine months periods ended September 30, 2003 and September 30, 2002. Program costs totaling $113,615 and $114,042, respectively, are also included in the total operating expenses for the nine month period ended September 30, 2003 and 2002. Operating expenses (including payroll costs)  for the bar, restaurant, souvenir and concessions costs were $540,532 and $569,880 for the nine month periods which ended September 30, 2003 and September 30, 2002, respectively. Operating payrolls and contract labor costs totaled $1,670,313  and $1,695,069 for the nine month periods ended September 30, 2003 and September 30, 2002, respectively.  Of the $1,670,313, $498,066 was mutuels payroll, $502,813 was maintenance payroll, $30,701 was admissions payroll, $93,147 was office payroll, and $545,587 was security payroll.  Maintenance expense for the nine months ended September 30, 2003, totaled $240,179.  Advertising expense for the nine months ended September 30, 2003, totaled $251,243 compared to $221,943 for the nine months ended September 30, 2002.

Other Income (Expense)

The Company had Other Expense of $104,273, net, for the quarter ended September 30, 2003 ,and Other Income of $219,807,net, for the three-month period ended September 30, 2002.  Other Expense for the quarter ended September 30, 2003 consisted of income in Summer Jai-Alai of $105,960, a loss in the real estate division of $226,980 and interest income of $16,747.  Other Income for the quarter ended September 30, 2003 included a loss in the real estate division of $117,969, income in Summer Jai-Alai of $327,073, and interest income of $1,704.

The Company had Other Expense of $38,164, net, for the nine-month period ended September 30, 2003.  Other Expense for the nine months ended September 30, 2003 consisted of $343,573 in pari-mutuel tax credits, a loss in the real estate division of $791,070, income in Summer Jai-Alai of $352,462, and interest income of $56,871.  This compares to Other Income of $462,537, net, for the nine-month period ended September 30, 2002.  Other Income (net) for the nine months ended September 30, 2002 primarily consisted of $401,328 in pari-mutuel tax credits, a loss in the real estate division of $409,331, income in Summer Jai-Alai of $464,677, and interest income of $5,863.

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

Summary of Operations

The Company had a net loss of $449,710 or ($.16) per common share, for the three months ended September 30, 2003, compared to a net loss of $174,351 or ($.07)  per common share for the three month period ended September 30, 2002.

The Company had a net loss of $531,985 or ($.23) per common share, for the nine months ended September 30, 2003, compared to net loss of $84,850 or ($.08) per common share for the nine month period ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents at September 30, 2003 was $2,685,428. At September 30, 2003, the Company had an increase in working capital of approximately $2,609,257 from December 31, 2002.  This increase is due to the sale of property at Tara Club Estates, Inc.

During the nine months ended September 30, 2003, net cash used in the Company’s operating activities was $668,236.  The Company’s continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations.  Principal revenues were from net pari-mutuel wagering commissions on live Jai-Alai and ITW events.

During the nine months ended September 30, 2003, cash provided by investing activities was $2,794,026.

During the nine months ended September 30, 2003, cash used in financing activities was $755,381.

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

4.3	Warranty Agreement dated October 31, 2001 between Florida Gaming and CIB Bank (Exhibit 4.6 to Florida Gaming’s Current Report Form 8-K dated December 6, 2001.)

4.4	Master Stock Option Plan adopted December 31, 2002.(Exhibit 99.1 , Florida Gaming’s Registration Statement on Form S-8 , File No. 333-103654.)

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

FLORIDA GAMING CORPORATION
(Registrant)

Date: November 14, 2003	By:	/s/ W. B. Collett
W.B. Collett
Chairman of the Board and Chief Executive Officer

Date: November 14, 2003	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer