Form 10KSB
period 2003-12-31
FLORIDA GAMING CORP
filed 2004-03-30
CIK 312065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended OR December 31, 2003

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

The registrant’s revenues for the most recent fiscal year: $10,489,108

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 26, 2003.

Common stock, par value of $.20 per share  - $5,641,864

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of March 30, 2003 - 3,094,698 shares.

Transactional Small Business Disclosure Format

Yes ☐  No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

ITEM 1.

Forward Looking Statements

Certain statements in this report under Item 1 and elsewhere relate to future events and expectations and, as such, constitute forward looking statements.  Forward-looking statements also include those containing such words as “anticipates”, “believes”, “estimates”, “expects”, “hope”, “targets”, “should”, “will”, “will likely result” “forecast”, “outlook”, “projects”, or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of Florida Gaming Corporation to be different from those expressed or implied in the forward-looking statements.  For discussion of some of the specific factors that may cause such a difference, see Certain Considerations and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Description of Business.

General

Florida Gaming Corporation (the “Company”) currently owns and operates two jai-alai fronton and inter-track pari-mutuel wagering facilities (each, a “Fronton”, and collectively, the “Frontons”) located in South and Central Florida.   The Company also owns an inactive Jai-Alai pari-mutuel permit for Hillsborough County (Tampa), Florida. The Company’s business at this time consists primarily of its operations at the Frontons, which include, live jai-alai performances, inter-track pari-mutuel wagering (“ITW”) on jai-alai, horse racing (both thoroughbred and harness) and dog racing, and the sale of food and alcoholic beverages.  The Fort Pierce location provides inter-track wagering on interstate simulcasting of horse racing, dog racing, poker and jai-alai from various tracks and frontons in the United States and within the State of Florida. Jai-Alai games are played live and simulcast year round from the Miami facility via satellite to a total of sixty two (62) pari-mutuel wagering locations in Florida, Connecticut, Rhode Island, and to approximately twenty five  (25) locations in Mexico, Central America, and Austria. Poker is played at the Miami Jai-Alai Crystal Card Room.

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

Acquisition of Frontons

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

 The consideration for the acquisition of the three WJA frontons included (i) the cancellation of WJA Notes and related obligations acquired by the Company from the Bank of Oklahoma, NA, (ii) the retention by WJA of 200,000 shares of the Company’s common stock received by WJA in the sale of the Ft. Pierce facility, and (iii) a profit sharing arrangement between Centers and WJA described below.  The Company assumed all liabilities of WJA arising in the ordinary course of the business, subject to certain limitations and exceptions.  The Company also assumed the principal amount outstanding under a $500,000 promissory note owed by WJA to Wheeler-Phoenix, Inc.  The terms of the note were amended to provide for repayment of principal over a ten year period, following the closing, in equal annual installments of $50,000 plus interest at 6% per annum.  See ITEM 3. “Legal Proceedings.”

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

In 1980, WJA and three other pari-mutuel permit holders formed Summer Jai-Alai Partners (“SJA”), a Florida general partnership, to own a pari-mutuel permit and to conduct pari-mutuel jai-alai operations at the Miami Fronton during the summer months (“Summer Operations”).  As part of the acquisition of the WJA assets, the Company acquired and currently owns a 21% interest in SJA.  Under the terms of the partnership agreement, certain of the Company’s costs and expenses are allocated to Summer Operations based upon specific formulas set forth in the agreement.  In addition, pursuant to a lease agreement which expires in the year 2004, SJA rents the Miami Fronton from the Company for the period during which the Summer Operations are conducted.  The rental is based upon 1% of handle, plus applicable Florida sales tax.  The Company’s 21% interest in SJA is accounted for under the equity method. See “Summer Jai-Alai Partnership”

Development of Cardrooms

   Legislation which authorized card rooms at licensed parimutuel facilities (Section 849.086 of the Florida Statutes) became effective January, 1997.  The card rooms are administered and regulated by the Florida Department of Parimutuel Wagering (“DPMW”).  Games are limited to non-banked poker games.

In late 1996, the county governments of Dade County and Hillsborough County, Florida, passed legislation permitting poker rooms to be operated by all pari-mutuel facilities located in those counties.  As a result, the Company built a poker room in Miami (with 40 tables) during the second quarter of 1997.  The Miami facility conducts low stakes poker two hours prior to, during, and two hours following live jai-alai performances.  State taxes are 10% of the rake and 4% of the rake must be paid as commission to the jai-alai players.

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

The Company derives revenue from the operation of the cardroom by charging the patrons a combination of the “rake” and/or the ante up to a set amount.  The charge incurred by the patron is assessed per hand per table.  The “Rake” is defined as a set fee or percentage of the pot assessed by a cardroom operator for providing the services of a dealer, table, or location for playing the authorized game.  The charge may vary for the different types of games the cardroom is authorized to play.

Florida state taxes remain at 10% of revenue and 4% of the revenues are paid to the jai-alai players.  The Company is encouraged with the recent changes and believes these changes should improve the overall profitability of the card room operation.

Clean Indoor Air Act

Effective July 1, 2003, an amendment to the Clean Indoor Air Act made all of Florida’s enclosed indoor workplaces smoke-free, with certain exceptions.  The jai-alai’s became smoke free on July 1, 2003.  The Company has provided a smoking area to accommodate the smoking patrons.  This new law has had a negative impact on attendance.

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

Pari-Mutuel Wagering at the Frontons

Under the laws of Florida, pari-mutuel wagering on jai-alai games is prohibited unless played at a Fronton holding a gaming permit under the applicable state statute.   Wagers may be placed at each of the Frontons on performances conducted by the Company at the Fronton (live wagering) or Inter-Track Wagering (“ITW”) on performances (including jai-alai, thoroughbred racing, harness racing, and dog racing) conducted by other pari-mutuel operators sending via satellite (simulcasting) performances from other pari-mutuels to the Fronton. The Fronton acts as the broker for wagers by the public and deducts a negotiated commission as the guest (receiving) facility with each host (sending) facility as authorized by law.  Neither the Company nor the State of Florida has any interest in which player or team wins any game.

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

Fronton’s Schedule of Jai-Alai Performances

Pursuant to the pari-mutual wagering permit granted by the Florida Department of Pari-Mutuel Wagering (“DPMW”), each Fronton, in order to conduct ITW, must offer a “full schedule” of jai-alai performances of at least 100 live evening and/or matinee performances per year.  In addition, the Fronton may offer ITW year-round so long as a pari-mutuel facility in Florida is providing the required number of live performances per year. Each Fronton has received a license from the DPMW to conduct live jai-alai performances during the 2003-2004 season.  The Miami Fronton conducts live jai-alai performances year round.  Fort Pierce operates on a four-month season.  The Ft. Pierce Fronton remains open for ITW year-round during the period (about nine months) when live jai-alai performances are not being conducted.

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

Employees

The Company had 73 jai-alai players under contract on December 31, 2003.

Players’ compensation includes base salary, prizes for winning games played (first, second, third places), and bonuses.  The Company enters into seasonal contracts with its players with no provision for vacation.  Florida law prohibits any fronton facility from requiring a jai-alai player to perform on more than six consecutive calendar days.

As of December 31, 2003, in addition to jai-alai players, the Company employed approximately 207 part-time employees and 53 full-time employees, none of which are unionized.  The Company believes that its present employee relations with its jai-alai players, some of whom belong to the International Jai-Alai Players Association/U.A.W., and the Company’s relations with other employees are satisfactory.

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

Industry Overview

The jai-alai industry live handle (money wagered) generally has declined in the last several years, due to increased gaming competition such as Indian Gaming, gambling cruise ships, and the state-wide lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in the Company’s market areas.  Average live handle, state-wide on-track handle per performance for the state of Florida fiscal years ended June 30, 2003 and June 30, 2002 was approximately $46,174 and  $44,585, respectively.  The total number of performances decreased statewide from 1,420 for fiscal year ended June 30, 2002 to 1,170 for the same period in 2003.   Aggregate live handle, state-wide, for the fiscal year ended June 30, 2003 decreased approximately 14%.  Aggregate live handle for the Company decreased from $58,036,115 in 2002 to $56,077,782 in 2003, a decrease of 3%. For comparison purposes only, the 2002 and 2003 handle figures include SJA.  There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future.  Because the Company’s jai-alai business is tied directly to many, if not all, of the factors which influence the jai-alai industry as a whole, a players strike or the enactment of unfavorable legislation could have an adverse impact on the Company’s performances.

Inter-track wagering has grown significantly since its initiation in the State of Florida in August 1990.  The State-wide ITW handle for the State of Florida’s fiscal year ended June 30, 1991 was approximately $109 million.  The state-wide ITW handle for the State of Florida’s fiscal years ended June 30, 2002 and 2003 increased from $817.3. million to $818.7 million, respectively.  ITW handle at the Company’s Frontons has also demonstrated strong growth in recent years.  The Company’s ITW handle increased from approximately $51.5 million for the year ended December 31, 2002, to approximately $53.5 million for the year ended December 31, 2003. For comparison purposes only, the 2002 and 2003 ITW handle figures include SJA.

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

Daily License Fee.  During the 2002-2003 live jai-alai season, a Daily License Fee of $40 was assessed for each jai-alai game conducted at each of the Company’s Frontons. The Daily License Fee regulations amendments provide, however, that should an amendment to the Florida Constitution be adopted that would permit casino gambling at pari-mutuels such as the Frontons, the fee would return to $80 per jai-alai game; no such amendment has been passed.  Such fee is paid to the DPMW to defray regulatory costs.

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

Miami’s tax credits carried forward into 1999 were $2,427,201and had unused credits totaling $2,502,200 at December 31, 1999.  Miami’s loss from operations totaled $301,012 at December 31, 2000, accordingly, its unused credits totaled $2,577,201.  For the years 2001, 2002, and 2003, Miami had unused credits totaling $2,652,201.

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

5.     Jai-Alai Tournament of Champions:  The amendments adopted in the 1994 Regular Session create a special jai-alai meet called the “Jai-Alai Tournament of Champions Meet” (the “Tournament”).  The Tournament, which may be held only once a year and for no longer than four performances over four days, permits permit-holders selected to participate in the Tournament to do so even though they would not otherwise be authorized to conduct a meet at such time.  In addition, the participants do not have to pay any taxes on Handle for performances during the Tournament and may apply any credit they receive, up to $150,000 aggregated between all participants, to supplement awards for the performance conducted during the Tournament as well as to taxes otherwise due and payable by them to the State of Florida.

Summer Jai-Alai Partnership

As part of the purchase of the assets of World Jai-Alai (“WJA”), in January, 1997, Florida Gaming Centers, Inc. (“Centers”) acquired a 21% interest in the Summer Jai-Alai (“SJA”) partnership.  One of the purposes of the partnership was to operate a summer jai-alai season at the Miami Jai-Alai facility.   In order to provide a smooth transition between the two permits Centers entered into an agreement with the other SJA partners (Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club, or their successors).  The agreement contains the following provisions:

•      Centers maintains the right to operate Summer Jai-Alai during the authorized date during state fiscal year June 30, 2003- June 30, 2004, at its own risk for its own benefit;

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

These Properties consisted of over 100 fully-developed, and 163 partially-developed, single-family residential home sites, a swim and tennis club facility, and 27 acres of partially-developed commercial property. As of December 31, 2002, approximately one-hundred and fifty-four  (154) home sites had been sold.  The residential sites are presently selling at an average in excess of $48,000 per site. Prior to the acquisition of the Properties by the Company, thirty-nine homes, having a combined market value of approximately $10,000,000  had been constructed and sold by Freedom at an average price of $250,000 each.    The Properties are located on the east side of Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the

Loganville, Georgia city limits. Located in western Walton County, Georgia, the Properties are approximately three miles east of the Gwinnett County/Walton line.  The population of the Atlanta area is now over four million residents and is continuing to increase. Gwinnett County is located in the Northeast section of Metropolitan Atlanta,.

In June,  2001 the Company completed a bulk sale of 37 completed lots and a 26 acre parcel of the undeveloped residential property for a total of  $1,392,200. The Company’s basis in the properties was $1,461,143 resulting in a loss on the sale of $68,943.  The Company used $375,000 of the sales proceeds to reduce the real estate development loan from $775,000 to $400,000.

On October 31, 2002, the Company sold approximately 25 acres of partially developed commercial property for $1,849,087.  The sale consisted on $438,551 in cash and a first mortgage note receivable of $1,386,816.  The note will bear no interest until May 1, 2003, thereafter, the interest shall accrue at the rate of 6% per annum, and interest only shall be due quarterly until February 1, 2005, and a final installment of interest only on May 1, 2005; thereafter, the note will be payable in quarterly installments of principal and interest with a final payment being due November 1, 2005.  Borrower shall have the option of extending quarterly payments of principal and interest an additional four years.  The Company recorded a net profit of $12,426.27. On June 1, 2003 the Company Received a principal payment of $750,000.

On May 30, 2003 the Company sold Tara commercial property, which consisted of 2 acres and a clubhouse for $650,000.  The Company received $97,350 in cash, and received a non-interest bearing first mortgage note for $520,000.  The principal balance of the note shall be due and payable on May 30, 2006.  The Company recorded a net profit of $190,578 on the sale.

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

On December 15, 2003, Tara sold the remainder of their commercial property for $110,000.  Tara’s basis in this real estate totaled $125,000, which created a $15,000 loss on the sale.

The only property remaining at Tara Club Estates, Inc. for sale is 10 residential building lots and 2 homes, with an aggregate book value of $1,277,999.

Tampa Jai-Alai Permit

On September 8, 1998, the Company sold the Tampa Jai-Alai facility to a real estate development company unaffiliated with the Company.  The Company retained the Tampa gaming permit which remains available for possible use at a different location in Hillsborough County, Florida.

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

Potential Dilution and Market Impact From Outstanding Capital Stock and Options.  As of March  30, 2004, the Company had 3,094,698 shares of Common Stock issued and outstanding.  In addition, as of that date, 1,017,500 shares of Common Stock were issuable upon the exercise of outstanding options and warrants, and additional shares of Common Stock were issuable upon the conversion of outstanding shares of Series A, and Series F preferred stock. The voting power of each holder of Common Stock would be diluted by the issuance of additional shares of Common Stock.  Moreover, the prevailing market price for the Common Stock may be materially and adversely affected by the addition of a substantial number of shares of Common Stock into the market.

Of the approximately 3,094,698 shares of Common Stock issued and outstanding as of March 30, 2004, Persons who may be deemed “affiliates” (as that term is defined under the Securities Act) of the Company or who acquired the shares in a transaction exempt from registration under the Securities Act since March 25, 1995, hold approximately 1,138,657 shares (“Restricted Shares”) of the approximately 3,094,698 shares of Common Stock issued and outstanding as of March 30, 2004, of which 1,138,657 shares may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. For additional information with respect to the Restricted Shares, see “ITEM 5. Market for Common Equity and Related Stockholder Matters.”

Potentially Volatile Stock Price.  The price of the Common Stock on the NASDAQ SmallCap Market in the past two years has shown significant volatility. During 2002 the sale price of the pre-reverse split Common Stock ranged between $1.05 and $5.10 and during 2003 the price of Common Stock ranged from $2.50 and $6.50.  Factors such as the Company’s operating results or other announcements by the Company or its competitors may have a significant impact on the market price of the Company’s securities.    On August 21, 1998, the Company’s common stock was de-listed from the Nasdaq Small-Cap Market and the stock is now traded on the Over-the-Counter - Bulletin Board under the trading symbol “FGMG”.

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

Management of Growth and Restructuring.  Since the change in management of the Company in March 1993, the Company has substantially expanded its operations. In 1996, the Company acquired three jai-alai facilities and in 1997 the Company acquired a real estate development near Atlanta, Georgia.  The Company has completed a major part of its strategic plan to improve its’ working capital and achieve profitability.  The Company completed the sale of the Tampa facility and sold property located near the Miami Fronton not needed in its day-to-day operations, for an aggregate cash consideration for both properties of $12,455,000.  These real estate sales reduced the Company’s over-all debt level, thereby reducing interest expense and other operating expenses.  To further increase cash flow, the Ocala Jai-Alai was sold July 31, 2000 for $2,500,000.  The Company also sold most of the Georgia real estate development during 2002 and 2003.

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

Control of the Company.  As of March 30, 2004, W. Bennett Collett, Chairman and Chief Executive Officer of the Company, beneficially owned or controlled directly and by proxy an aggregate of 1,514,491 shares (41%) of the Company’s issued and outstanding shares of Common Stock (including 1,034,491 shares (31.8%) beneficially owned by Freedom, with respect to which Mr. Collett disclaims beneficial ownership).

Mr. Collett, as CEO of the Company, pursuant to the terms of a Consent Order agreement entered into between the Florida Department of Business and Professional Regulation, Florida Gaming Centers, Inc. and the Bank of Oklahoma, is vested with the continuing voting rights for 346,648 shares (11%) of the Company’s issued and outstanding shares of common stock. Mr. Collett is and will be able to exert considerable influence over the election of the Company’s directors and the outcome of corporate actions requiring stockholder approval.

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

Suit Settled

In that connection, on April 22,2002, the Company agreed to pay WJA $200,000 (at $20,000 per month for 10 months) in satisfaction of its obligation to WJA for the disposition payments due on the Sale of Tampa and Ocala.  All payments due pursuant to the settlement have been made.

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

  The bid prices reflect inter dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The table shows the high and low bid prices for the years 2003 and 2002.

2003	High	Low

For the Quarter Ended:
March 31	6.05	3.95
June 30	4.00	2.75
September 30	3.95	2.70
December 31	4.45	3.40

*************************

2002	High	Low

For the Quarter Ended:
March 31	1.40	.85
June 30	1.20	1.05
September 30	1.50	1.13
December 31	3.95	1.45

As of December 31, 2003, the Company had approximately 5,100 holders of record of its Common Stock.

Persons who may be deemed “affiliates” of the Company or who acquired the shares in a transaction exempt from registration under the U. S. Securities and Exchange

Act (“the “Securities Act”)  hold approximately 1,138,657 shares (“Restricted Shares”) of the 3,094,698 shares of Common Stock outstanding as of March  30, 2003, which may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act.  Freedom, the holder of 886,157 Restricted Shares, has demand registration rights for its shares.  Freedom and W. B. Collett (“Collett”) entered into an Indemnification Agreement dated May 10, 2002, which Freedom agreed to indemnify and to hold Collett harmless from his personal guarantee of a loan by CIB Bank, Frankfort, Illinois to Freedom in the principal amount of $2,100,000.  Freedom is indebted to Collett on various demand promissory notes in the amount of $2,657,000 as of December 31, 2003.  As security for Colletts’ personal guaranty to CIB Bank, Freedom pledged to Collett the following shares of Company stock owned by Freedom: 886,157 issued and outstanding shares of common stock, $1,000,000 face amount of Series F Preferred Stock and $200,000 face amount of Series E Preferred Stock.

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

The Company has issued a total of 917,500 stock options to purchase common stock of the Company to current or former directors and officers and to certain key employees.  The Company has issued 100,000 in warrants in connection with financing in October 2001 with CIB Bank.  These option shares have not been registered by the Company for sale in the public market.

The Company has four issues of Convertible Preferred Stock outstanding as of December 31, 2003.  A complete description and summary of the Convertible Preferred Stock is set forth in “ITEM 7. Financial Statements – Note B.

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

ITEM 6.                  Management’s Discussion and Analysis or Plan of Operation.

General

The Company currently owns and operates two jai-alai and inter-track pari-mutuel wagering (“ITW”) facilities located in South and Central Florida.  The Company’s business consists primarily of its gaming operations at the Frontons, which include, live jai-alai games, ITW for thoroughbred racing, harness racing, and dog racing and jai-alai.  The Company also conducts poker at the Miami facility. The Company sells food and alcoholic beverages at all locations.

Results of Operations

Fiscal Year 2003 Compared with Fiscal Year 2002

 During the twelve months ended December 31, 2003, the Company’s operations reflect twelve months operation of live jai-alai performances at the Miami facility. The Ft. Pierce Fronton conducted live jai-alai performances January through April, 2003.  A year-round schedule of Inter-Track Wagering (“ITW”) was also conducted at the Ft. Pierce facility. The Miami location offers limited ITW product due to blackouts imposed as a result of its close proximity to other South Florida pari-mutuels. The Miami facility, simulcasts its live jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, and most of Central America. The Miami fronton has operated in prior years, six months of each year under the Summer Jai-Alai Partnership Agreement (“SJA”).  (See “ITEM 1. Description of Business”.)

COMPARISON DEFINITION

The following analysis of handle, revenues, attendance, operating expenses and general & administrative expenses in this part of the report compares figures for the twelve months ended December 31, 2003  to figures for the twelve months ended December 31, 2002, for the Miami and Ft. Pierce pari-mutuel facilities. Summer Jai-Alai (SJA) was operated 100% by the Company for the years 2003 and 2002. For comparison purposes, the Handle includes SJA figures for 2003 and 2002 since SJA was operated 100% by the Company.  Accordingly, the handle numbers in this analysis may differ from the accompanying financial statements.

Handle Analysis

Total Handle for the twelve months ended December 31,2003 was $109,575,544 which $28,719,303  was wagered on live jai-alai,  $27,358,479 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting, and $53,497,762 was wagered on inter-track guest signals carried at the Company’s two frontons.

Total Handle (amount of money wagered)  for the twelve months ended December 31, 2002 was $109,539,708 of which $29,529,631 was wagered on live jai-alai, $28,506,484 was wagered on the Miami jai-alai signal as a host signal as a host site via inter-track simulcasting, and $51,503,593 was wagered on inter-track guest signals carried at the Company’s two frontons.

Handle Increases and Decreases

Total handle for the twelve months ended December 31, 2003 was $109,575,544 compared to $109,539,708 for the twelve months ended December 31, 2002.  Total handle for the twelve months ended December 31, 2003 remained relatively the same with an increase of $35,836 over the same period in 2002.

Live handle for the twelve-months ended December 31, 2003 was $56,077,782 compared to $58,036,115 for the same period in 2002, a decrease of $1,403,693 or 2.4%.

ITW handle increased from $51,503,593 in 2002 to $53,497,762 for the same period in 2003, ---an increase of $1,994,169 (3.9%).

Pari-Mutuel Revenues

Pari-mutuel revenues, net of state taxes and guest commissions, for the year ended December 31, 2003 were $8,680,444 compared to net pari-mutuel revenues of  $8,711,148 for the same period in 2002, a decrease of  $30,704.  Revenues for the twelve months ended December 31, 2003, consisted of $5,044,236  from live and simulcast jai-alai wagering and $3,636,208 from inter-track guest commissions.

Pari-mutuel revenues, net of state taxes and guest commissions, for the year ended December 31, 2002 were $8,711,148  consisting of $5,133,340  from live and simulcast jai-alai wagering and $3,577,809 from inter-track guest commissions.

Card room revenue for the Miami Crystal Card Room for the twelve months ended December 31, 2003 was $248,244 compared to Miami Crystal Card Room revenues of $167,719 for the same period in 2002.

Admissions income, net of state taxes, for the year ended December 31, 2003, was $125,013, net of state taxes, compared to $150,325 for the year ended December 31, 2002.  Program revenue for the year ended December 31, 2003, was $156,651, compared to $184,761 for the year ended December 31, 2002.

Attendance for live jai-alai performances and ITW performances, including Summer Jai-Alai, was approximately 516,552 for the year ended December 31, 2003 compared to 577,535  for the year ended December 31, 2002 a decrease of  60,983 (11.8%).

Food and beverage income decreased $46,842 (5.6%) to $780,283 for the year ended December 31, 2003 compared to $827,125 for the year ended December 31, 2002.

Operating Expenses

 The Company’s operating expenses for the year ended December 31, 2003 decreased $25,492  to $8,346,054 in 2003 from  $8,371,546 in 2002.

Operating payrolls totaled $2,266,927 and $2,269,997 respectively, for the years ended December 31, 2003 and 2002, respectively. This figure excludes player payroll costs, bar restaurant, and concession payroll costs. The $2,266,927 consisted of $684,827 in mutuels payroll, $673,429 in maintenance/janitorial payroll, $734,474  in security payroll, and $174,197 in office and admissions payroll.  Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses.  Players payroll and related costs for the year ended December 31, 2003, totaled $1,717,153 compared to $1,800,425 for the same period in 2002.

 Repairs and Maintenance expenses for the twelve months ended December 31, 2003, totaled $239,947 compared to $236,508 for the same period in 2002.

Rental and service costs for totalizator wagering equipment also represent a significant portion of operating expenses. These expenses totaled $658,825 for the year ended 2003, compared to $634,501 for the year ended December 31, 2002 - - an increase of  $24,324 or 4%.

Programs expense totaled $149,854 for the year ended December 31, 2003 compared to $150,497 for the year ended December 31, 2002.

Card Room operating costs consisted of $99,149 in payroll, and other card room operating costs of $41,209 for the twelve months ended December 31, 2003. Card room payroll costs totaled $100,818 and other card room costs were $30,500 for the same period in 2002.

Depreciation and amortization expense for the twelve month period ended December 31, 2003 was $443,206 compared to  $484,013, for the same period in 2002.

Utilities expense totaled $535,079 for the year ended December 31, 2003 compared to  $500,365 for the year ended December 31, 2002.

General and Administrative Expenses

The Company’s general and administrative expenses increased  $103,041 (3%) to $3,298,937 for the twelve months ended December 31, 2003, compared to  $3,195,896 for the twelve-months ended December 31, 2002.

Comparisons of significant categories of general and administrative expense for 2003 versus 2002 are as follows: Executive payroll and director fees were $533,489 in 2003, compared to $563,831 in 2002.  Professional fees were $347,767 in 2003 compared to $229,080 in 2002.  Consulting fees decreased to $491,125 in 2003, compared to $499,500 in 2002. Travel and entertainment expense in 2003 totaled $247,494 compared to $267,060 in 2001. Telephone and other data line charges were $139,497 in 2003 compared to $139,285  in 2002. Property taxes increased $2,828 to $291,401 in 2003 from $288,573 in 2002.

Insurance expense increased $96,422 (21%) to $553,185 in 2003, compared to $456,763 in 2002.  Employee benefits increased to $821,908 in 2003 compared to $778,315 in 2002. Employee benefits are mainly health insurance and self insurance costs associated with player personnel.

 Interest expense totaled $557,368 in 2003 compared to $618,273 in 2002. The interest expense decreased $60,905 primarily as a result of the sale of the real estate development owned by Tara Club Estates, Inc., a wholly-owned subsidiary.

Other Income and Expense

Other Expense for the year ended December 31, 2003, was $97,391 compared to other income of  $481,071 for the same period in 2002.  The decrease of $578,462 is largely due to the loss at the real estate division which decreased $463,787 to a loss of $1,035,322 for the year ended December 31, 2003, compared to a loss of $571,535 for the year ended December 31, 2002. Summer jai-alai operations decreased $96,562 (31%) and state tax credits on handle and admissions decreased $76,781 (11%),and interest and dividend income increased $50,951.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $2,443,083 at December 31, 2003.  The Company had a decrease in working capital of approximately $2,178,513 during the year ended December 31, 2003.  The decrease in working capital is largely due to the financing becoming due in October, 2004.

Net cash used in the Company’s operations totaled $988,736 for the year ended December 31, 2003.

Net cash provided by investing totaled $3,057,341.  The increase was due to the sale of property at the real estate division.

During  2003, net cash used in financing activities totaled $940,540.

The Company’s cash flow is currently adequate to meet its’ debts and other obligations as they come due.

The Company received an unqualified opinion from its public accounting firm on its financial statements for the years ended December 31, 2003 and December 31, 2002.

ITEM 7. Financial Statements

List of Financial Statements Filed.

See accompanying Financial Statements:

Balance Sheets as of December 31, 2003 and 2002.

Statements of Income for the years ended December 31, 2003 and 2002.

Statement of Changes in Stockholders’ Equity for the two years ended December 31, 2003 and 2002.

Statements of Cash Flows for the years ended December 31, 2003 and 2002.

Notes to Financial Statements.

ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth certain information concerning the Company’s executive officers and directors at December 31, 2003:

Name	Age	Position with the Company	Director or Executive Officer Since

W. Bennett Collett	71	Chief Executive Officer, Director and Chairman	1993

W. Bennett Collett, Jr.	48	President , Director, and Chief Operating Officer	1993

Kimberly R. Tharp	46	Chief Financial Officer, Treasurer and Secretary	2002

George Galloway, Jr.	71	Director	1994

Roland M. Howell	87	Director	1995

William Haddon	72	Director	2001

W. Bennett Collett has served as Chairman of the Board, Chief Executive Officer and a director of Freedom Financial Corporation (“Freedom”) since its formation in 1985. Freedom was a registered bank holding company until January, 1988 when it sold its banking subsidiaries. Mr. Collett has served as Chairman and director of Freedom Holding, Inc. (“Holding”) since its formation in December 1992. Holding’s sole business currently is to hold shares of Freedom. Mr. Collett has been involved in the management of banking and financial service companies for over 30 years, having been a principal officer, and director of ten commercial banks. For 14 years Mr. Collett was a principal shareholder and chief executive officer of various banks and finance companies in Alabama, Arkansas, Georgia, Indiana and Missouri ranging in asset size from $1,000,000 to $500,000,000.

W. Bennett Collett Jr. served as President of Freedom from 1988 to 1989. Since August 1989, Mr. Collett has served as Executive Vice President of Freedom.  He has been a director of Freedom since its formation in 1985 and a director of Holding since April,  1998. He presently serves as Secretary and Treasurer of Holding. Mr. Collett is responsible for directing the Company’s gaming operations (live jai-alai performances and inter track wagering). Mr. Collett currently serves as President and Chief Operating Officer and was appointed to the Company’s Board of Directors on August 9, 1994. W. Bennett Collett Jr. is the son of W. Bennett Collett.

Kimberly R. Tharp was elected Chief Financial Officer of the Company in 2002 and still serves in that capacity.  She has served Freedom since 1995  to present, in various capacities, including Controller and Secretary.

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

To the Company’s knowledge, based solely on a review of the copies of such reports and certain representations furnished to the Company, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 10.  Executive Compensation

Cash Compensation.

The following table sets forth all cash compensation paid by the Company for the fiscal years ended December 31, 2003, 2002, and 2001 to W. Bennett Collett, W. Bennett Collett, Jr. (W. B. Collett, Jr.), and Daniel Licciardi. W. Bennett Collett received no cash compensation from the Company from the time he began service as an executive officer on March 31, 1993  through December 31, 1995.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year	Salary			Options/ SARS	All Other Compensation

W. Bennett Collett	2003	$		*	-0-
Chairman of the Board	2002	$		*	-0-	-0-
and Chief Executive Officer	2001	$		*	250,000	-0-

Daniel Licciardi	2003		$112,000		-0-	-0-
Vice President-	2002		$112,000		-0-	-0-
Pari Mutuels Mgr	2001		$108,000		17,500	-0-

W. B. Collett, Jr.	2003		$216,000		-0-	-0-
Executive Vice	2002		$192,000		75,000	$25, 000	♦
President and Director	2001		$168,000		-0-	-0-

♦ On April 9, 2002, the Company authorized a performance bonus to W. B. Collett, Jr.

*  In September, 1997, the Company discontinued the salary payments to Mr. Collett and began paying $30,000 per month to Freedom Financial Corporation in lieu of paying a salary to Mr. Collett. The payments to Freedom Financial Corporation totaled $360,000 in each year from 1998 to 2002. Beginning in 2003, the payments were increased to $40,000 a month to Mr. Collett.  Mr. Collett is Chairman of the Board and Chief Executive Officer of Freedom Financial Corporation. There is no written employment or consulting agreement between the Company and Freedom Financial Corporation.

Aggregated Option Exercises in Fiscal 2003
And Year-End Option Values

Number of Securities
Underlying Unexercised
Options at Fiscal Year End

Name	Shares Acquired on Exercise (#)	Value Realized	Exercisable/ Unexercisable(#)

W. Bennett Collett	-0-	-0-	480,000/-0-

W. B. Collett, Jr.	-0-	-0-	180,000/-0-

Daniel Licciardi	-0-	-0-	40,000/-0-

Director Compensation

The Company currently pays its non-management directors, Dr. George W. Galloway, Jr., William C. Haddon, and Roland M. Howell a monthly fee of $750. W. Bennett Collett, and W. B. Collett, Jr. receive no directors fees.

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

On February 9, 1999, the Board of Directors rescinded the Company’s Directors Stock Option Plan, which was adopted in 1994, and the Company’s Directors Continuing Stock Option Plan, which was adopted in 1997. On the same date, the Board of Directors adopted a new Directors and Officers Stock Option Plan. On February 11, 1999 options were granted to each director, including W. Bennett Collett, and W. B. Collett, Jr. to purchase 30,000 shares Common Stock for $2.25 per share, which was the last sales price of the Common Stock in the over-the-counter market on February 10, 1999.  Additional options were granted to executive officers W. Bennett Collett, Chairman and CEO, for 200,000 shares, and W. B.  Collett, Jr., Executive Vice-President, for 75,000 shares.  The options are exercisable, in whole or in part, from time to time, anytime after August 26, 1999 and before August 11, 2004.

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

On January 10, 2001, the Board of Directors granted options to the following officers and directors to purchase Common Stock for $3.50 per share.  W. Bennett Collett, Chairman and CEO for 250,000 shares, W. B. Collett, Jr., Executive Vice-President, for 75,000 shares, Roland M. Howell, Director for 32,500, and George W. Galloway, Director for 20,000 shares .

New options were granted to purchase stock at the market price prevailing on the date prior to the date of grant because the old options, which were canceled, were significantly out-of- the money and did not provide an incentive for the directors and officers to strive to contribute to the success of the Company.

On June 13, 2003, options were granted to advisors and consultants to purchase up to 25,000 shares of Common Stock for $6.78 per share, which was 3 times the Company’s book value as of March 31, 2003.  Options were also granted on September 23, 2003, to William C. Haddon, a director of the Company, to purchase up to 25,000 shares of Common Stock for $3.50 per share, which was the Company’s market value per share at May 16, 2003.

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

ITEM 11.   Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information as of March 31, 2004 concerning each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock of the Company and information regarding beneficial ownership of Common Stock, the Class B Common Stock of Freedom, and the Common Stock of Holding by each director and executive officer, and all directors and executive officers as a group.  Freedom and W. B. Collett (“Collett”) entered into an Indemnification Agreement dated May 10, 2002, which Freedom agreed to indemnify and to hold Collett harmless from his personal guarantee of a loan by CIB Bank, Frankfort, Illinois to Freedom in the principal amount of $2,100,000.  Freedom is indebted to Collett on various demand promissory notes in the amount of $2,637,000 as of December 31, 2003.  As security for various demand notes and Colletts’ personal guaranty to CIB Bank, Freedom pledged to Collett the following shares of Company stock owned by Freedom: 886,157 issued and outstanding shares of common stock, $1,000,000 face amount of Series F Preferred Stock and $200,000 face amount of Series E Preferred Stock. Freedom and Holding each may be deemed to be a “parent” of the Company as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Holding’s sole business currently is to hold shares of Freedom.

	THE COMPANY			FREEDOM			HOLDING
Directors And Executive Officers	Number Of Shares (1)		Percent Of Class (2)	Number Of Shares (1)		Percent Of Class (3)	Number Of Shares (1)	Percent Of Class (4)

W. B. Collett	1,514,491	(4)	40.7%	1,109,011	(5)	95.6%	412.1	74.3%

W. B. Collett, Jr	180,000	(11)	5.5%	—		—	87.9	15.9%

Roland M. Howell	463,334	(6,10)	14.2%	—		—	—	—

William C. Haddon	25,000	(13)	<1%	—		—	—	—

George W. Galloway, Jr.	50,000	(12)	1.6%	—		—	—	—

All current directors and Executive officers as a group (5 persons) (7)	2,232,825		53.3%	1,109,011		95.5%	500.00	90.1%

5% Beneficial Owners	Number Of Shares (1)	Percent Of Class (2)	Number Of Shares (1)	Percent Of Class (3)	Number Of Shares (1)	Percent Of Class (4)
Freedom Financial Corporation (8)	1,034,491	31.9%	N/A	N/A	N/A	N/A

BOK DPC Asset Holding Corporation(9)(4)	346,648	11%	N/A	N/A	N/A	N/A

Roland M. and Dorothy V. Howell(6)(10)	463,334	14.2%	N/A	N/A	N/A	N/A

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

(2) Based on 3,094,698 shares outstanding as of March 30, 2004. Shares of Common Stock of the Company subject to options exercisable or preferred stock convertible within 60 days are deemed outstanding for computing the percentage of class of the person holding such options or preferred stock, but are not deemed outstanding for computing the percentage of class for any other person.

(3) Based on 1,159,999 shares outstanding as of March 30, 2004. Class B Common Stock is the only class of Freedom’s common capital stock issued and outstanding.

(4) Of the 1,514,491  shares, it includes 1,034,491 shares beneficially owned by Freedom, which includes 148,334 shares of the Company into which 1000 shares of the Company’s Series F Preferred Stock owned by Freedom are convertible. Mr. Collett may be deemed to beneficially own the shares held by Freedom, although he disclaims such beneficial ownership of such shares.  Excludes 346,648 shares owned by BOK DPC Asset Holding Corporation, a wholly-owned subsidiary of the Bank of Oklahoma, is vested with continuing voting rights for 346,648 shares (11%) of the Company’s common stock owned by the wholly-owned subsidiary of the Bank of Oklahoma, BOK DPC Asset Holding Corporation which Mr. Collett, in his capacity as Chairman and Chief Executive officer of the Company, holds an irrevocable proxy to vote. (See Note 13 below).  Mr. Collett can exert considerable influence over the election of the Company’s directors and the outcome of corporate actions requiring stockholder approval. The above number of shares  (1,514,491) also includes options granted to Mr. Collett to purchase 480,000 shares of the Company’s common stock.

(5) Includes 1,109,011 shares owned by Holding. Mr. Collett may be deemed to beneficially own the shares held by Holding, although he disclaims beneficial ownership of such shares.

(6) Includes 148,334 shares of common stock into which 1000 shares of the Company’s Series F Preferred Stock owned jointly by Mr. and Mrs. Howell are convertible.  Of the 463,334 shares, Mr. and Mrs. Howell own 135,000 shares as joint tenants and share voting and investment power, Mr. Howell owns 45,000 shares individually and retains sole voting and investment power with respect to these shares.  Mrs. Howell owns 72,500 shares individually and retains sole voting and investment power with respect to these shares.  In addition, the above figure (463,334)  includes options granted to Mr. Howell to purchase 62,500 shares of the Company’s common stock.

(7) Includes 1,094,169 shares which may be acquired by all directors and executive officers as a group.

(8)  See Note (5). The address of Freedom Financial Corporation and Freedom Holding, Inc. is 2669 Charlestown Road, Suite D, New Albany, Indiana 47150. The business address of W. B. Collett is 1750 South Kings Highway, Fort Pierce, Florida 34945-3099.

(9)  BOK DPC Asset Holding Corporation’s address is Bank of Oklahoma Tower, P.O. Box 2300, Tulsa Oklahoma 74192.  The Company’s wholly-owned subsidiary, Florida Gaming Centers, Inc., owns pari-mutuel licenses and Florida law prohibits any person from owning more than 5% of the issuer’s common stock unless the Florida Department of Business and Professional Regulation (the “Department”) approves such ownership.  As a condition to BOK DPC Asset Holding Corporation (“DPC”) acquiring the 346,648 shares of Common Stock without the Department’s approval, the Department required DPC to escrow the shares and to grant an irrevocable proxy to W. B. Collett, the Chairman of the Board and Chief Executive Officer of the Issuer to vote the shares until such time as DPC either disposes of the shares that are in excess of 5% of the Issuer’s shares or obtains the approval of the Department to own more than 5% of the Issuer’s shares.

(10)  Roland M. and Dorothy V. Howell’s address is Plaza Venetia, Suite 22 A-B, Miami, Florida 33132.

(11)  W. Bennett Collett, Jr. has been granted the option to purchase 180,000 shares.

(12) George W. Galloway has been granted the option to purchase 50,000 shares.

(13) William C. Haddon has been granted the option to purchase 25,000 shares.

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

As of December  31, 2003 the outstanding principal balance due to Freedom from the Company was $421,036.  This note is due on demand and is included as a short-term liability in the financial statements of the Company.

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

The Company’s Tara Club Estates subsidiary leases certain heavy construction equipment from a related party, Freedom Financial Corporation under a verbal month-to-month lease agreement. During 2000, the Company made lease payments to Freedom totaling approximately $265,000 and by mutual agreement of the parties, amortized such payment to expense at the rate of $14,500 per month. On June 25, 2001, Freedom sold a piece of the heavy construction equipment as part of the bulk sale of the residential property and reduced the lease expense to $10,000 a month.  On April 1, 2002 the Company reduced the lease expense to $8,000 a month and the Company expensed these lease payments. Accordingly, total lease expense under this lease during 2003 was $96,000  and $102,000 during  2002.   Total lease expense capitalized under this arrangement since the lease’s inception in 1998 is $615,000 and $168,000 has been expensed.

The CIB Bank debt is subject to various monetary and non-monetary convents including a requirement that the debt service coverage ratio for the Company’s Centers subsidiary (EBITDA over scheduled debt service) exceeds 1.85 to 1 at all times.  At December 31. 2003, the Company was not in default on any of the required covenants,  The CIB Bank debt is personally guaranteed by the Company’s Chairman.  In that connection the Company has agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the CIB Bank loan on each anniversary date of the loan.  At December 31,2003, such amounts have been accrued but not paid.

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

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of the Corporation.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of the Corporation.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of the Corporation.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of the Corporation.

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

FLORIDA GAMING CORPORATION

Date: March 30, 2004	By	/s/ W. Bennett Collett
W. Bennett Collett
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ W. Bennett Collett	Chairman of the Board	March 30, 2004
W. Bennett Collett	of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Kimberly R. Tharp	Chief Financial Officer, Secretary	March 30, 2004
Kimberly R.Tharp	and Treasurer

/s/ W. Bennett Collett, Jr.	President, Director,	March 30, 2004
W. Bennett Collett, Jr.	and Chief Operating Officer

/s/ George W. Galloway, Jr.	Director	March 30, 2004
George W. Galloway, Jr.

/s/ Roland M. Howell	Director	March 30, 2004
Roland M. Howell

/s/ William C. Haddon	Director	March 30, 2004
William C. Haddon

Audited Consolidated Financial Statements

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2003 and 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
and Shareholders

Florida Gaming Corporation and Subsidiaries

Miami, Florida

We have audited the accompanying consolidated balance sheets of Florida Gaming Corporation and Subsidiaries (a Delaware Corporation) as of December 31, 2003 and 2002 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida Gaming Corporation and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ King + Company, PSC

Louisville, Kentucky
March 5, 2004

CONSOLIDATED BALANCE SHEETS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

	December 31,
	2003	2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,443,083	$1,315,018
Accounts receivable, including ITW	496,037	543,620
Inventory	69,916	69,029
	3,009,036	1,927,667

PROPERTY, PLANT AND EQUIPMENT-Notes C and J
Land	3,895,585	3,895,585
Buildings and improvements	7,208,500	7,183,494
Furniture, fixtures and equipment	1,956,373	1,885,560
	13,060,458	12,964,639

Less accumulated depreciation	(3,927,928)	(3,530,044)
	9,132,530	9,434,595

REAL ESTATE HELD FOR SALE-Note L	3,004,016	6,458,897

NOTES RECEIVABLE-Note L	1,098,581	1,362,164

OTHER ASSETS-Notes G and K	863,780	1,008,778

	$17,107,943	$20,192,101

	December 31,
	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Unclaimed winnings	$181,430	$222,472
Deposits on real estate sales	8,500	23,500
ITW payables	134,830	257,534
Accrued payroll and related expenses	212,167	228,697
Accounts payable and accrued expenses-Note G	3,079,258	3,772,576
Current portion of long-term debt-Note I	5,393,506	1,245,030
	9,009,691	5,749,809

LONG-TERM DEBT (less current portion)—Note I	100,000	4,970,694

STOCKHOLDERS’ EQUITY-Notes B, D, H and N
Class A cumulative convertible preferred stock; 1,200,000 shares authorized; 33,635 shares issued and outstanding in 2003 and 2002; aggregate 2003 liquidation preference of $396,893	3,363	3,363
Series B cumulative convertible preferred stock; 50 shares authorized; 45 shares issued and outstanding in 2003 and 2002 aggregate 2003 liquidation preference of $71,553	5	5
Series E 8% cumulative convertible preferred stock, 300 shares authorized; 300 issued and outstanding in 2003 and 2002; aggregate 2003 liquidation preference of $291,000	30	30
Series F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 issued and outstanding in 2003 and 2002; aggregate 2003 liquidation preference of $2,000,000	200	200
Common stock, $.20 par value, 7,500,000 shares authorized; 3,094,698 shares issued and outstanding in 2003 and 2002.	618,940	618,940
Capital in excess of par value	37,494,923	37,494,923
Accumulated deficit	(30,119,209)	(28,645,863)
	7,998,252	9,471,598

	$17,107,943	$20,192,101

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2003 and 2002

	2003	2002
HANDLE
Live Jai-Alai	$16,042,110	$16,545,876
ITW-Guest	40,246,197	39,009,270
ITW-Host	13,745,060	14,197,448

Total Pari-Mutuel Handle	$70,033,367	$69,752,594

JAI-ALAI MUTUEL REVENUE	$7,788,999	$8,030,039
Less Florida State pari-mutuel taxes incurred-Note E	(829,348)	(944,865)
Less simulcast guest commissions	(1,915,415)	(1,951,835)
INTER TRACK MUTUEL COMMISSIONS	3,636,208	3,577,809
Net Pari-Mutuel Revenue	8,680,444	8,711,148

ADMISSION INCOME, net of State taxes incurred	125,013	150,325
PROGRAM REVENUE	156,651	184,761
FOOD AND BEVERAGE	780,283	827,125
CARD ROOM REVENUE	248,244	167,719
OTHER	498,473	504,397
TOTAL OPERATING REVENUE	10,489,108	10,545,475

OPERATING EXPENSES
Advertising and promotions	479,386	460,337
Operating and mutuels payroll and related costs	2,737,182	2,781,399
Player payroll and related costs	1,717,153	1,800,425
Food and beverage costs	629,451	669,990
Repairs and maintenance	239,947	236,508
Totalizator/teleview rent-Note H	161,987	160,311
ITW and television costs	496,838	474,190
Programs	149,854	150,497
Card room payroll and related costs	99,149	100,818
Other card room operating costs	41,209	30,500
Depreciation and amortization	443,206	484,013
Utilities	535,079	500,365
Miscellaneous, net	615,613	522,193
TOTAL OPERATING EXPENSES	8,346,054	8,371,546

GENERAL AND ADMINISTRATIVE
Executive payroll and related costs	510,239	539,831
Directors’ fees	23,250	24,000
Management consulting-Notes C and G	491,125	499,500
Telephone and travel	385,939	401,236
Professional fees	347,767	229,080
Interest and financing costs-Note I	696,031	756,913
Property taxes	291,401	288,573
Insurance	553,185	456,763
	3,298,937	3,195,896
LOSS FROM OPERATIONS	(1,155,883)	(1,021,967)

OTHER INCOME (EXPENSE)
Real estate development activities-Note L	(1,035,322)	(571,535)
Interest and dividend income	83,460	24,792
State tax credits on handle and admissions-Note E	635,410	712,191
Summer Jai Alai operations-Note K	219,061	315,623
	(97,391)	481,071

LOSS BEFORE INCOME TAXES	(1,253,274)	(540,896)

Income tax expense	1,750	2,000

NET LOSS	$(1,255,024)	$(542,896)

BASIC LOSS PER COMMON SHARE—Notes A and N	$(.48)	$(.25)
DILUTED LOSS PER COMMON SHARE—Notes A and N	$(.48)	$(.25)

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the two years ended December 31, 2003

	Class A Preferred Stock Par Value $.10		Series B Preferred Stock Par Value $.10		Series E Preferred Stock Par Value $.10		Series F Preferred Stock Par Value $.10		Common Stock Par Value $.20		Capital in Excess of	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Deficit

Balances at January 1, 2002	33,635	$3,363	45	$5	300	$30	2,000	$200	3,094,698	$618,940	$37,494,923	$(27,866,193)

Dividends on Series F preferred stock												(160,000)

Dividends on Series A preferred stock												(30,271)

Dividends on Series E preferred stock												(24,000)

Dividends on Series B preferred stock												(22,503)

Net loss for the year												(542,896)

BALANCES AT DECEMBER 31, 2002	33,635	3,363	45	5	300	30	2,000	200	3,094,698	618,940	37,494,923	(28,645,863)

Dividends on Series F preferred stock												(160,000)

Dividends on Series A preferred stock												(30,272)

Dividends on Series E preferred stock												(24,000)

Dividends on Series B preferred stock												(4,050)

Net loss for the year												(1,255,024)

BALANCES AT DECEMBER 31, 2003	33,635	$3,363	45	$5	300	$30	2,000	$200	3,094,698	$618,940	$37,494,923	$(30,119,209)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2003 and 2002

	2003	2002
OPERATING ACTIVITIES
Net loss	$(1,255,024)	$(542,896)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	543,161	622,653
Loss on impairment of assets	53,873	7,120
Provision for doubtful accounts	70,000	50,000
Increase in inventory	(887)	(16,651)
(Increase) decrease in accounts receivable	(22,417)	22,194
Decrease in real estate development	-0-	229,362
Increase (decrease) in unclaimed winnings	(41,042)	36,088
Decrease in accounts payable and accrued expenses	(832,552)	(160,830)
Realized loss on sale of real estate-Note L	511,152	74,822
(Decrease) increase in deposits on real estate sales	(15,000)	(27,002)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(988,736)	294,860

INVESTING ACTIVITIES
Purchases of property and equipment	(95,819)	(155,540)
Increase in other assets	(11,646)	(178,033)
Capitalized improvement costs	(70,373)	(155,316)
Proceeds from payments of notes receivable	750,000	-0-
Proceeds from the sale of real estate	2,485,179	823,400
NET CASH PROVIDED BY INVESTING ACTIVITIES	3,057,341	334,511

FINANCING ACTIVITIES
Proceeds from long-term loan	119,000	170,397
Repayment of short-term debt	(841,218)	(725,495)
Dividends paid	(218,322)	(236,774)
NET CASH USED IN FINANCING ACTIVITIES	(940,540)	(791,872)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,128,065	(162,501)

Cash and cash equivalents at beginning of period	1,315,018	1,477,519

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,443,083	$1,315,018

SUPPLEMENTAL DISCLOSURES
Interest paid	$463,075	$529,845
Note receivable to finance sale of real estate-Note L	$447,708	$1,362,164

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2003 and 2002

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

Other comprehensive income:  The Company follows the provisions of Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income.  The Company had no “other comprehensive income” during either year presented.  Accordingly, Comprehensive income is equal to net income in 2003 and 2002.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system.  The Company accepts wagers on both on-site and ITW events.  On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company.  ITW wagers are also accepted and forwarded to the “host” facility after retention of the Company’s commissions.  The Company’s liability to host tracks for ITW collections totaled $200,326 and $559,820 at December 31, 2003 and 2002, respectively.  Unclaimed winnings (outs) totaled $288,220 and $347,053 at December 31, 2003 and 2002, respectively.

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

Income (Loss) Per Common Share: Basic income (loss) per common share is determined by dividing income (loss), less required dividends on preferred shares ($218,321 in 2003 and 2002), by the weighted average number of shares of common stock outstanding.  Diluted income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options and warrants assuming proceeds are used to repurchase shares pursuant to the treasury stock method plus the weighted average number of shares that would be issued if holders of the Company’s preferred stock converted those shares to common stock using the “if converted” method, unless the use of such method would be anti-dilutive.

The weighted average number of shares outstanding used in the calculation of both basic and diluted net loss per common share was 3,094,698 for both 2003 and 2002 after giving effect to the Company’s reverse stock split.

Options and warrants to purchase 1,017,500 and 1,073,750 shares of the Company’s common stock were outstanding on December 31, 2003 and 2002, respectively.  None of the shares subject to option at December 31, 2003 or 2002, net of forfeitures, were included in the computation of diluted loss per common share for either year because their effect would have been antidilutive.  The warrants were issued in connection with the Company’s credit facility from CIB Bank, more fully discussed in Note I.  Reference is also made to Note D and Note N.

Advertising Costs:  Advertising costs are expensed as incurred.

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

NOTE B—PREFERRED STOCK

Class A Preferred: The Company’s Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock.  The Company has declared and accrued the required dividends for 2003 and 2002.

Each share of Class A preferred is convertible into ..1125 shares of common stock at the holder’s option.  During the years ended December 31, 2003 and 2002, no shares were converted.  The Class A preferred is redeemable at the option of the Company at $10.60 per share.  In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

Class B Preferred: The Company’s Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock.  Such dividends are payable in shares of the Company’s common stock.  The consideration received by the Company upon initial issuance of each share of the Series B stock was $1,000.  Holders of Series B shares may convert all or any of such Series B shares to the Company’s common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock.  On December 15, 1995, the Board of Directors reserved 300,000 shares of the Company’s common stock for issuance upon conversion of the Series B preferred stock.  Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock.  The required Series B dividends were declared and accrued during 2003 and 2002.

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

Holders of Series E Preferred Stock may convert all or any such shares to the Company’s common stock (the “Series E Conversion Shares”) beginning 120 days after the issuance of the Series E Preferred Stock.  In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $15.00 and (ii) 80% of the average of the closing bid price of the common stock on the five trading days before conversion.  A holder of Series E Conversion Shares may not sell more than 25% of such shares between 120 and 150 days of his purchase of Series E Preferred Stock converted into each share, 50% of such shares between 151 and 180 days of his purchase of Series E Preferred Stock converted into such shares and 75% of such shares between 181 and 210 of his purchase of Series E Preferred Stock converted into each share; holders may generally sell all of their Series E Conversion Shares 211 days after their purchase.

Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock.  The required Series E dividends were declared and paid during 2003 and 2002.

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

The Series F shares are all held by related parties of the Company.  2,000 Series F shares were outstanding at December 31, 2003 and 2002.  The required Series F dividends were declared and paid during 2003 and 2002.

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

On November 25, 1996, Florida Gaming Centers, Inc. a wholly-owned subsidiary of the Company (“Centers”), entered into a purchase agreement with WJA pursuant to which Centers agreed to acquire the WJA Frontons from WJA.  Consideration for the acquisition included (i) the cancellation of the WJA Notes, (ii) the retention by WJA of the 200,000 shares of common stock owned by WJA, (iii) the assumption of all liabilities of WJA arising in the ordinary course of business (subject to certain limitations), including a $500,000 promissory note owed to Wheeler-Phoenix, payable over a ten year period in equal installments, with annual interest of 6% (See Note I) and (iv) a profit sharing arrangement based on Centers’ net profits before income taxes, wherein WJA would receive 20% of Centers’ cumulative net profits for ten years (1997 through 2007), subject to a cumulative $1,000,000 per year cap.  Other aspects of the 20% provision could affect the profit payout.  Additionally, should Centers dispose of any of its significant assets or operations, WJA may be entitled to 10% of Centers’ gain (net of related costs and expenses) on disposition.  The Company previously accrued a disposition payment relating to the gain on the sale of its Tampa and Ocala properties and certain Miami properties.  In that connection, on April 22, 2002, the Company agreed to pay WJA $200,000 (at $20,000 per month for 10 months) in satisfaction of its obligation to WJA for the disposition payments due on the sale of Tampa and Ocala.  This obligation was paid in full on January 23, 2003.

In 1996 two principals of WJA also entered into consulting arrangements with Centers.  One principal (Wheeler) entered into a ten-year consulting agreement with Centers, with annual compensation of $100,000 during the first five years of the agreement and annual compensation of $50,000 during the second five years of the agreement.  The other principal (Donovan) entered into a five-year consulting agreement with Centers, with annual compensation of $240,000, plus certain benefits.  During 1998, amendments to the consulting and noncompetition agreements were executed, and settlements reached requiring payments to both principals of all amounts past due, based on the modified agreement.  The revised agreements required annual compensation of $72,000 for the first five years and $48,600 annually during the second five years of the agreement for Wheeler, and annual compensation of $120,000, plus certain benefits over a ten year period for Donovan.  Under certain conditions, the Company could fulfill its obligations under the consulting and non-compete agreement by prepayment of 50% the remaining balance due under the agreement.  During late 2001 and early 2002, the Company and the consulting principals negotiated new agreements.  The 2001 Wheeler agreement terminated his existing consulting and non-competition agreement in exchange for a lump sum payment of $154,800 on March 7, 2002.  The payment was accrued at December 31, 2001 as a consulting expense.  The 2001 Donovan agreement continued his consulting and non-competition agreement for payments of $25,000 in December 2001, $216,000 on January 14, 2002 and $1,000 per month for 60 months through December 2007.  All scheduled payments have been made through December 31, 2003.

NOTE D—STOCK OPTIONS AND WARRANTS

On December 27, 2002, the Company’s stockholders established the 2003 Master Stock Option Plan (the Master Plan) to codify the Company’s 1995 and 1999 Nonqualified Option Plans with a new 2002 Option Plan for Advisors and Consultants.  None of the plans were amended by the adoption of the Master Plan.

On May 16, 2003, the Company’s Board of Directors established the 2003 Amended and Restated Master Stock Option Plan (the Restated Master Plan) which amended the 2002 Advisors and Consultants Stock Option Plan.

On June 13, 2003, options were granted to advisors and consultants to purchase up to 25,000 shares of Common Stock for $6.78 per share, which was three times the Company’s book value as of March 31, 2003.  Options were also granted on September 23, 2003 to a director of the Company to purchase up to 25,000 shares of Common Stock for $3.50 per share, which was the Company’s market value per share at May 16, 2003.  Consistent with APB 25, no compensation cost was recognized during 2003 for stock options issued to consultants, employees and directors. There were no stock options issued during 2002.  Had the Company accounted for stock options issued during 2003 using the fair value method (FASB 123), the Company’s 2003 compensation expense would have been increased and net loss would have increased by $76,652.  Additionally, 2003 basic and diluted loss per share would have increased by $.02.

The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with FASB 123.  The assumptions used during 2003 and 2002 to value the Company’s stock options were as follows:

	2003	2002

Risk-free rate of return	3.00%	3.00%
Expected forfeitures	None	None
Expected volatility	30.00%	30.00%
Expected dividends	None	None

Warrants for the purchase of 100,000 shares of the Company’s common stock were issued during 2001 to CIB Bank in connection with the Company’s financing with such Bank.  The exercise price is $.20 per share.  These warrants vested immediately and expire in 2004.  The warrants had a fair value of $.67 each at the date of issue and a total value of $134,379.  Such cost was capitalized as a cost of financing.  (See Note I).

Reference is made to Note N for details of the reverse stock split approved by stockholders on December 27, 2002.  The number of shares of Common Stock reserved for issuance upon the exercise of fixed conversion rights, options and warrants was $1,317,953 at December 31, 2003.

NOTE E—TAXES ON INCOME, HANDLE AND ADMISSIONS

At December 31, 2003, the Company had tax net operating loss (NOL) carryforwards of approximately $12,428,000 available to offset future taxable income.  These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2018.  However, $6,460,000 of the Company’s NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $91,000 per fiscal year under Section 382 of the IRC because Freedom’s purchase of Company Stock was considered a change in ownership under the “deemed exercise rule” of IRC Section 382.  As a result, only the net operating losses attributable to the period after the “change in ownership” (approximately $5,968,000) are not subject to the Section 382 limitation.

Any deferred tax assets arising from differences from taxable income and financial reporting income are deemed to be offset by an allowance in an equal amount due to the uncertainty of future taxable income.

The components of the Company’s deferred tax asset/liability are as follows:

Deferred tax asset:
Net operating loss carryforwards	$4,225,356
Depreciation	104,687
Accounts receivable valuation reserve	40,800
Real estate valuation reserve	40,687
Net deferred tax asset before valuation allowance	4,411,530
Less: Valuation allowance	(4,411,530)

Net deferred tax assets	$-0-

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

An analysis of the Miami Jai Alai (Miami) tax credits used and accumulated is as follows:

Miami Jai Alai

Year	Statutory Operating Loss	Taxes Incurred	Tax Credits Used	Cumulative Tax Credit Carried Forward

1997	$(580,041)	$1,606,051	-0-	$1,606,051
1998	(831,326)	1,330,864	$(509,714)	2,427,201
1999	(646,894)	1,219,042	(1,144,043)	2,502,200
2000	(301,012)	1,128,321	(1,053,320)	2,577,201
2001	(441,803)	815,055	(740,055)	2,652,201
2002	(218,207)	712,191	(712,191)	2,652,201
2003	(351,317)	635,411	(635,411)	2,652,201

Each permit holder is required by Florida State Law to file a periodic (30 day) report summarizing its pari-mutuel handle and its admissions.  Taxes are then remitted to the state on the basis of these reports.  In this connection, the Company has made two interpretations pertaining to the operation of HB3663, which affect the manner in which it reports taxes due and credits earned.  First, management believes the calculation of statutory operating losses should reflect taxes incurred but not tax credits used in a given period.  Second, management believes credits used are the equivalent of taxes “paid” for determination of its tax rate on ITW handle. (As a result of legislation enacted July 1, 2000, Miami’s Jai Alai’s tax rate on live handle decreased from 3.85% to 2%.)  The 30 day reports filed by the Company for its Miami permit from December, 1998 through December, 2003, as amended, reflect these interpretations.

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

NOTE F—RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k).  The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.  The Company’s costs for matching employee contributions totalled $75,500 and $76,000 during 2003 and 2002, respectively.

NOTE G—RELATED PARTY TRANSACTIONS

On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation, a closely-held corporation owned substantially by the Company’s Chairman.  The loan is represented by a promissory note (the “Company Note”) bearing interest at the rate of 15% per annum secured by a first lien on the shares of the Company’s wholly owned subsidiaries, Florida Gaming Centers, Inc. (“Centers”) and Tara Club Estates, Inc. (“Tara”) and by a second lien on substantially all of the Company’s other assets.  The Note is guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets.  On November 24, 1998, The Company borrowed $1,135,000 from Freedom pursuant to the above arrangement.  The principal balance on the loan was $421,035 and $512,538 at December 31, 2003 and 2002, respectively (See Note I).  Accrued interest payable on the loan was $5,278 and $6,385 at December 31, 2003 and 2002, respectively.

Reference is made to Note K for details of the Company’s transactions with Summer Jai Alai.  Reference is made to Note B for information pertaining to Series F Preferred Stock held by related parties.

Additional information can be found in Note D pertaining to compensating stock option arrangements between the Company and its Directors.

The Company makes payments of $40,000 per month to Freedom Financial Corporation for the services of the Company’s Chairman and President.  No written employment or consulting agreement exists between the Company and Freedom.

The Company’s Tara subsidiary leased certain heavy equipment from Freedom Financial Corporation while developing the Walton County, Georgia real estate.  A total of $615,000 of lease costs under this arrangement were capitalized as development costs from 1998 through 2002.

At December 31, 2002 the Company carried an account payable to Freedom Financial Corporation of $248,000.  The Company’s Tara subsidiary leased equipment from Freedom on a month-to-month basis at a cost of $8,000 per month during 2003.  In addition, Freedom paid payroll and other expenses on behalf of Tara and made advances to Tara during 2003 totaling $229,000.  Tara made payments to Freedom during 2003 totaling $581,000,which exceeded all amounts owed Freedom by $8,000, resulting in an $8,000 account receivable from Freedom at December 31, 2003.

Reference is made to Note I regarding the Chairman’s guarantee of the Company’s CIB Bank debt and the related compensation to the Chairman.

NOTE H—COMMITMENTS AND CONTINGENCIES

Leases:  The Company rents totalisator equipment (Autotote) at each fronton under leases which expire October 31, 2005.  The totalisator leases require a minimum annual rental at the Miami and Ft. Pierce locations.  Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance, under a contract which expires 2005.  Total totalisator rental expense and other equipment rental under operating leases for the year ended December 31, 2003 and 2002 was approximately $359,000.  The remaining minimum lease commitments under all operating leases at December 31, 2003 are as follows:

	Miami	Ft. Pierce	Total

2004	$226,200	$124,800	$351,000
2005	$226,200	$124,800	$351,000

The Company also leases certain parking facilities adjacent to its Miami Fronton.  This lease dated February 17, 2003, requires monthly lease payments totaling $91,000 per year.  The 2004 renewal requires annual payments of $100,000.

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

Other Commitments: Reference is made to Note C for details of other Company commitments.

NOTE I—LONG-TERM DEBT

The Company’s long-term debt comprised the following at December 31, 2003 and 2002:

	December 31, 2003		December 31, 2002
	Current	Long-Term	Current	Long-Term
Mortgage note with CIB Bank, Illinois, dated October 31, 2001 secured by real estate located in Fort Pierce and Miami, Florida, the Chairman’s personal guarantee; and a security agreement on furniture, fixtures, equipment, receivables and intangibles in Miami, Florida payable as follows: thirty-six installments of $33,911.24 on the twentieth day of the month beginning November 2001 and thereafter until October 2004, and a final installment in the amount of all principal then outstanding plus interest on October 31, 2004 at the greater of 7.5% or prime rate plus 2% per annum.	$4,442,546	-0-	$70,921	$4,442,585

Open-end line of credit in the amount of $1,500,000 with Freedom Financial Corporation dated November 10, 1999, secured by 2,000 shares of Tara Club Estates, Inc. and 20,000 shares of Florida Gaming Centers Capital Stock (respectively, being all of the issued and outstanding capital stock of said corporations). Interest rate is 15% annually. Line of credit matures upon demand but if no demand is made then note and mortgages will be due in one year.	421,035	-0-	512,538	-0-

	December 31,2003		December 31, 2002
	Current	Long-Term	Current	Long-Term
Note payable to Wheeler-Phoenix, Inc., assumed in connection with the acquisition of assets described in Note C; principal payable in 10 annual installments plus interest at 6%.	$150,000	$100,000	$100,000	$150,000

Unsecured note payable to W. B. Collett, Sr. bearing interest at 12% payable on demand.	-0-	-0-	25,000	—0—

Mortgage note dated October 24, 2002 secured by lot #28-B at Tara Club Estates; interest payable monthly at 7% per annum through October 24, 2004.	52,716	-0-	2,216	52,464

Mortgage note dated October 24, 2002 secured by lot #56-A at Tara Club Estates; interest payable monthly at 7% per annum through October 24, 2004.	187,640	-0-	7,888	186,744

Mortgage dated January 28, 2002 secured by residential real estate located in Covington, GA; interest payable monthly at 8.25% per annum.	-0-	-0-	120,550	-0-

Mortgage note dated October 24, 2002 secured by lot #48-A at Tara Club Estates; interest payable monthly at 7% per annum through October 24, 2004.	139,569	-0-	5,867	138,901

Mortgage note dated November 22, 2002 secured by Company real estate located in Walton County, GA; interest payable monthly at prime plus 1% (6% floor) per annum through April 22, 2003.	-0-	-0-	400,050	-0-

	$5,393,506	$100,000	$1,245,030	$4,970,694

The approximate maturities of the Company’s long-term debt for the five years subsequent to December 31, 2003 are as follows: 2004—$5,393,506; 2005—$50,000; 2006—$50,000; 2007—$-0-; 2008—$-0- thereafter—$-0-.

The CIB Bank debt is subject to various monetary and non-monetary covenants including a requirement that the debt service coverage ratio for the Company’s Centers subsidiary (EBITDA over scheduled debt service) exceeds 1.85 to 1 at all times.  At December 31, 2003, the Company was not in default on any of the required covenants.  The CIB Bank debt is personally guaranteed by the Company’s Chairman.  In that connection the Company has agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the CIB Bank loan on each anniversary date of the loan.  At December 31, 2003 such amounts have been accrued but not paid.

On October 31, 2001, the Company obtained a credit facility (described above) with CIB Bank totaling $4,600,000.  In this connection, the Company incurred loan acquisition and closing costs totaling $416,000.  Such costs comprised legal fees, bank points and fees, stock warrants issued to the lender and other costs totaling $416,000.

These costs were capitalized and are being amortized as financing costs over the 36-month term of the credit facility at $11,555 per month.

NOTE J—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprise the following:

	December 31,
	2003	2002

Land	$3,895,585	$3,895,585
Buildings and improvements	7,208,500	7,183,494
Equipment furniture and fixtures	1,870,463	1,799,650
Vehicles	85,910	85,910
Less accumulated depreciation	(3,927,928)	(3,530,044)

	$9,132,530	$9,434,595

Depreciation expense totaled $425,226 and $484,013 during 2003 and 2002, respectively.

NOTE K—SUMMER JAI ALAI

In conjunction with the acquisition of WJA’s Frontons, the Company acquired WJA’s 21% interest in Summer Jai-Alai (“SJA”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami fronton during the six months between May 1 to October 31 (“Summer Jai-Alai Operations”). The Company’s Summer partners are Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors.  The Company’s interest in the partnership is accounted for under the equity method and had a carrying value of $252,883 and $253,298 at December 31, 2003 and 2002, respectively.  Under the terms of the partnership agreement certain costs and expenses are allocated to Summer Jai-Alai Operations based upon specific formulas as set forth in the agreement.  Total expenses allocated to Summer Jai-Alai aggregated approximately $3,715,000 and $3,647,000 in 2003 and 2002, respectively.

During 2003 FGC and SJA shared dates and performances at the Miami fronton as follows:

	FGC	SJA

No. of months of operations included in revenues	6.0	6.0

No. of performances	230	237

Pursuant to a lease agreement which expires in 2004, Summer Jai-Alai Operations rents the Miami fronton for the time in which its season is conducted.  The rental is based upon 1% of handle.  Rent from Summer Jai-Alai Operations approximated $334,000 and $342,000 in 2003 and 2002, respectively, and is included in other operating income in the accompanying statement of operations.

Pursuant to the settlement of certain partnership disputes, since the 1998 season, the Company has maintained the right to operate SJA at its own risk and for its own benefit under annual agreements which require fixed payments to each of the Summer partners.  The agreement authorizing the Company’s use of the permit through June 30, 2001 required a fee of $465,000 of which $315,000 was paid in 2001.  The subsequent agreements for use of the permit between June 30, 2002 and June 30, 2004 required a fee of $345,000 payable monthly in 12 equal installments.  The Company has agreed to hold its Summer partners harmless for any and all losses or liabilities incurred.

SJA distributed $219,476 and $100,000 to the Company during 2003 and 2002, respectively, and the Company’s equity in the earnings of SJA totaled $219,061 and $315,623 in 2003 and 2002, respectively.  SJA pari-mutuel tax credits available for recovery in 2004 totaled $1,211,666.

NOTE L—REAL ESTATE HELD FOR SALE

The Company’s Tara subsidiary owns a commercial and residential real estate development called Tara Club Estates (collectively, “Tara” or the “Properties”), all of which is situated in Loganville, Walton County, Georgia.  At December 31, 2002 the Tara commercial property comprised raw land of 26 acres and a Clubhouse amenity adjacent to both the commercial and residential properties and the residential property comprised 37 developed lots and 110 partially developed Tara residential lots.  The Company also owned land in Ft. Pierce, Florida held for sale as commercial property comprising 99 acres.

During 2003 and 2002 Tara sold 137 and 1 developed and partially developed residential lots, respectively.  Total sales and the related cost of the residential lots were as follows:

	2003	2002

Total residential sales, less settlement charges	$2,245,830	$45,000
Total residential cost of sales	(2,932,560)	(29,737)

GROSS MARGIN	$(686,730)	$15,263

During 2002, Tara sold its 26 acres of commercial real estate to an independent developer for $1,802,000.  Tara’s basis in that property totaled $1,790,000 after reduction for a $100,000 valuation reserve established in 2001.  Accordingly, Tara’s gain on the sale of the commercial property was $12,000.  As consideration for the sale the Company received $456,000 (25% of purchase price) as a cash down payment and accepted a note payable valued at $1,346,000, from the buyer, secured by the property.  The note is due in quarterly installments of interest only at 6% through May 1, 2005, thereafter payable in quarterly installments of principal and interest in the amount of $88,487 through November 1, 2005, with any unpaid principal due at that date.  At the borrower’s option the quarterly payments of principal and interest may be extended for up to four years before the remaining principal balance becomes due.  During 2003 the Company received a $750,000 principal payment on this note.

On May 30, 2003 Tara sold the Clubhouse and commercial property related to the clubhouse to the same independent developer for $577,708.  Tara’s basis in the Clubhouse totaled $386,479 which resulted in a $190,578 gain on the sale of the Clubhouse and related property.  As consideration for the sale the Company received $97,350 in cash and accepted a non-interest bearing note payable valued at $447,708, from the buyer, secured by the property.  This note is due and payable on May 30, 2006.

Also, on May 30, 2003, Tara sold 47 acres, or 108 lots, of partially developed land to the same independent developer for $1,346,770 ($1,350,000 selling price less $3,230 in settlement costs).  Tara’s basis in these lots totaled $1,953,810 which resulted in a $607,040 loss on the sale of these lots.  As consideration for the sale the Company received $1,350,000 in cash.  The Company used $200,000 of the sale proceeds to reduce their real estate development loan from $400,000 to $200,000.  Freedom Financial, a related party, also participated in this sale.  Freedom sold 28 acres of neighboring property and was allocated $650,000 of the total $2,000,000 transaction proceeds.  Proceeds were allocated based upon each company’s acreage sold to total acreage sold.

On September 10, 2003, Tara sold 29 lots to an independent developer for $899,060 ($900,000 selling price less $940 in settlement costs).  Tara’s basis in these lots totaled $978,750 which resulted in a $79,690 loss on the sale of these lots.  As consideration for the sale the Company received $900,000 in cash.  The Company used $200,000 of the sale proceeds to payoff their real estate development loan.

On December 15, 2003, Tara sold the remainder of their commercial real estate for $110,000.  Tara’s basis in this real estate totaled $125,000 which generated a $15,000 loss on the sale.

At December 31, 2003, Tara had 10 developed lots and two houses remaining and available for sale with a total estimated fair market value of $1,169,500.

During 2002, the Company sold three homes at a loss of approximately $75,000.  There were no homes sold in 2003.  Following is an analysis of the above transactions:

	Basis	Sales

Balance at December 31, 2001	$1,556,701
Sales of homes during 2002		$823,400
2002 completion costs	155,316
Provision for loss on disposition during 2002	(65,795)
Cost of homes sold during 2002	(898,222)	(898,222)
Balance at December 31, 2002	748,000	$(74,822)

2003 completion costs	70,373
Provision for loss on disposition during 2003 (net)	(53,873)

Balance at December 31, 2003	$764,500

Accordingly, the Company’s property held for sale comprises the following at December 31, 2003 and 2002:

	2003	2002

Ft. Pierce land	$1,834,516	$1,834,516
Tara Club Estates (commercial)	-0-	511,479
Tara Club Estates (residential lots)	405,000	3,364,902
Tara Club Homes under construction	764,500	748,000

	$3,004,016	$6,458,897

The Company has completed its development activities and will expend no additional resources to further develop its properties.  Accordingly, future expenses incurred related to these properties will be expensed as incurred.

Reference is made to Note G for details of related party lease costs included in the carrying value of Tara Club Estates commercial property.

The Company’s real estate development activities comprise a separate segment of its operations.  (See Note M)

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

	Centers	Tara
2003 Segment Information by Group
Customer Revenues	$10,489,108	$2,431,909
Operating Loss	(1,077,884)	(1,035,322)
Other Income	854,471	-0-

2002 Segment Information by Group
Customer Revenues	$10,545,475	$2,670,000
Operating Loss	(1,021,967)	(571,535)
Other Income	1,027,814	3,600

NOTE N—REVERSE STOCK SPLIT

At their annual meeting on December 27, 2002, the stockholders approved an Amendment of the Company’s Certificate of Inception (the Amendment) to change the number of authorized shares of common stock from 15,000,000 shares of $.10 par value common stock to 7,500,000 shares of $.20 par value common stock, and to convert each share of issued and outstanding $.10 par value common stock into one-half one share of $.20 par value common stock.  Cash was paid in lieu of fractional shares.  The amendment became effective (the Effective Date) on the date of the filing of the Amendment with the Secretary of State of Delaware.  Such filing occurred on January 27, 2003.  All references in the financial statements to number of shares and per share amounts of the Company’s common stock have been retroactively restated to reflect the decreased number of common shares outstanding.