Form 10QSB
period 2004-03-31
FLORIDA GAMING CORP
filed 2004-05-17
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

YES   ☒   NO   ☐

3,094,698 shares of the issuer’s Common Stock were outstanding as of the latest practicable date,  May 17 , 2004.

Transitional Small Business Disclosure Format:

YES   ☐   NO   ☒

PART I.  FINANCIAL INFORMATION

Item 1.

FLORIDA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2004	December 31, 2003

CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$2,422,286	$2,443,083
Accounts receivable	620,487	496,037
Inventory (Note 2)	70,487	69,916
Total current assets	$3,113,260	$3,009,036

PROPERTY AND EQUIPMENT:

Land	$3,895,585	$3,895,585
Buildings and Improvements	7,228,331	7,208,500
Furniture, fixtures and equipment	1,951,191	1,956,373
	$13,075,107	$13,060,458
Less accumulated depreciation	(4,048,494)	(3,927,928)
	$9,026,613	$9,132,530

REAL ESTATE HELD FOR SALE	3,004,016	3,004,016

MORTGAGE RECEIVABLE	1,112,702	1,098,581

OTHER ASSETS	716,468	863,780
	$16,973,059	$17,107,943

FLORIDA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2004	December 31, 2003

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$3,748,034	$3,616,185
Short-term borrowing and current portion of long-term debt	5,408,926	5,393,506
Total current liabilities	$9,156,960	$9,009,691

LONG-TERM LIABILITIES
Long-term portion notes payable	100,000	100,000

STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):

Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 33,635 shares issued and outstanding at March 31, 2004 and December 31, 2003	3,363	3,363

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized;45 shares issued and outstanding at March 31, 2004 and December 31, 2003	5	5

Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 300 Shares issued and outstanding at March 31, 2004 and December 31, 2003	30	30

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at March 31, 2004 and December 31, 2003	200	200

Common stock, $.10 par value, authorized 7,500,000 shares, 3,094,698 issued and Outstanding at March 31, 2004 and December 31, 2003	618,940	618,940
Capital in excess of par value	37,494,923	37,494,923
Accumulated deficit	(30,401,362)	(30,119,209)
Total stockholders’ equity	7,716,099	7,998,252
Total liabilities and stockholders’ equity	$16,973,059	$17,107,943

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION

SUMMARY OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2004	March 31, 2003
HANDLE
Live Jai-Alai Wagering	$14,592,403	$16,801,251
Inter-Track Wagering	14,473,426	14,800,683
	$29,065,829	$31,601,934
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net
of State Taxes	$2,542,967	$2,979,484
Inter-Track Commissions	1,209,122	1,256,080
	$3,752,089	$4,235,564
OTHER REVENUE
Programs, Food, Beverage and Other	521,927	554,377
Cardroom Income	207,058	79,297
Admissions Income, net of taxes	43,454	51,722
Total Operating Revenue	$4,524,528	$4,920,960

EXPENSES
Operating	$3,860,312	$3,784,583
General and Administrative	810,917	809,343
Depreciation & Amortization	158,065	146,514
	$4,829,294	$4,740,440

INCOME (LOSS) FROM OPERATIONS	$(304,766)	$180,520

OTHER INCOME (EXPENSE)
Summer Jai-Alai	(83,423)	(86,037)
Real Estate Division	(102,663)	(49,077)
Pari-Mutuel Tax Credits	235,982	264,241
Interest Income	18,719	646
	68,615	129,773

NET INCOME (LOSS)	$(236,151)	$310,293

Basic Income (Loss) per Common Share	$(0.09)	$0.08
Diluted Income (Loss) per Common Share	$(0.09)	$0.07
Weighted Avg Common Shares outstanding	3,094,698	3,094,698

FLORIDA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net Income (Loss)	$(236,151)	$310,293
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and Amortization	158,065	146,514
Loss on Impairmant of Assets	34,875	11,870
Decrease (increase) in Inventory	(571)	2,714
Increase in Accounts Receivable	(124,450)	(163,578)
Increase (decrease) in A/P and Accrued Expenses	131,849	(570,651)
Net cash used in operating activities	(36,383)	(262,838)

Investing Activities:
Purchases of Property and Equipment	(14,648)	(16,613)
Capitalized Improvement Costs	(34,875)	(11,870)
Increase in note receivable	(14,121)	(24,352)
Decrease in Other Assets	109,812	56,370
Net proceeds provided by investing activities	46,168	3,535

Financing Activities:
Proceeds from Borrowing	34,000	—
Repayment of Debt	(18,582)	(177,242)
Dividends Paid	(46,000)	(46,000)
Net cash used in financing activities	(30,582)	(223,242)

NET DECREASE IN CASH	(20,797)	(482,545)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,443,083	1,315,018
CASH AND CASH EQUIVALENTS AT MARCH 31, 2004 AND MARCH 31, 2003	$2,422,286	$832,473

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$136,504	$147,008

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

(2)                                  SIGNIFICANT ACCOUNTING POLICIES

Company Background: Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce and Miami, Florida.  The Company also conducts Inter-Track Wagering (ITW) on Jai Alai, horse racing and dog racing from its Ft. Pierce Jai- Alai facility.  On November 26, 1997, the Company acquired Tara Club Estates (“Tara”), a residential and commercial real estate development near Atlanta in Walton County, Georgia.  The Company has marketed all of the Tara property except for two homes and ten residential building lots having a book value of $1,169,500.

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

Commercial Property Held for Sale: The Company’s investment in commercial property held for resale was $1,834,516 at March 31, 2004.  The commercial property consists of approximately 100 acres of land owned adjoining the Ft. Pierce Jai-Alai facility.

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

Reclassification:  Certain 2003 amounts have been reclassified to conform with their 2004 presentation.

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

(4)                                  TAXES

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

For the years 2002 and 2003 Miami had unused credits totaling $2,652,201. Tax credits are used to satisfy the Company’s obligation to pay taxes incurred on handle and admission.  Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of the amounts of future tax credits.

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

(5)                                  INCOME (LOSS)  PER COMMON SHARE

The net loss per common share for the quarter ended March 31, 2004 and the net income for the quarter ended March 31, 2003 was calculated based upon reducing net loss or net income attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended March 31, 2004 and basic net income for March 31, 2003 was 3,094,698.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the quarter or three months ended March 31, 2004 because the effect would be antidilutive.  Weighted average equivalent shares on a fully diluted basis for the three months ended March 31, 2003 were 3,638,412 , respectively, consisting of options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 3,094,698 weighted average common shares.  Refer to the Company’s latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

(6)                                  PREFERRED STOCK

CLASS A PREFERRED STOCK

The Company’s Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock.  The Company paid the required dividend for 2001 in 2002.  The 2002 dividend was declared in 2002 and made payable in 2003 .  The 2003 dividend was declared in 2003 and made payable in 2004.  The 2002 and 2003 dividends have not been paid.  Each share of Class A preferred is convertible into .1125 shares of common stock at the holder’s option. The Class A preferred is redeemable at the option to the Company at $10.60 per share.  In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

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

Holders of Series E Preferred Stock may convert all or any such shares to the Company’s common stock (the “Series E Conversion Shares”) beginning 120 days after the issuance of the Series E Preferred Stock.  In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.50 and (ii) 80% of the average of the closing bid price of the common stock on the five trading days before conversion.  A holder of Series E Conversion Shares may not sell more than 25% of such shares between 120 and 150 days of his purchase of Series E Preferred Stock converted into each share, 50% of such shares between 151 and 180 days of his purchase of Series E Preferred Stock converted into such shares and 75% of such shares between 181 and 210 of his purchase of Series E Preferred Stock converted into each share; holders may generally sell all of their Series E Conversion Shares 211 days after their purchase. There were 300 shares of Class E Preferred stock outstanding at December 31, 2003 and March 31, 2004.

Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock.

CLASS F PREFERRED STOCK

The Company is also authorized to issue up to 2,500 shares of Series F 8% Cumulative Convertible Preferred Stock (the “Series F Preferred Stock”), which provides annual dividends at the rate of 8% of the shares’ stated value.  The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or split).  At the discretion of the Company’s Board of Directors, such dividends may be paid in shares of the Series F Preferred Stock.  Holders of Series F Preferred Stock may convert all or any of such shares to the Company’s common stock at any time.  Each share of Series F Preferred Stock shall be converted into 148.3345 shares of common stock (the “Conversion Stock”).  The number of shares of Conversion Stock into which each share of Series F Preferred Stock shall be converted shall be proportionately adjusted for any increase or decrease in the number of shares of common stock or Series F Preferred Stock.  Upon liquidation, the holders of Series F Preferred Shares shall be entitled to be paid $1,000 per share plus accrued dividends before any distribution to holders of common stock.  There were 2,000 shares of Class F Preferred Stocl outstanding as of December 31, 2003 and March 31, 2004.

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

Leases: The Company rents totalizator equipment (Autotote) at each fronton under leases which expire October 31, 2005.  The totalizator leases require a minimum annual rental at the Miami and Ft. Pierce locations.  Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance, under a contract which expires 2005.  Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2003 and 2002 was approximately $359,000.  The remaining minimum lease commitments under all operating leases at December 31, 2003 total $359,000 per year ($226,200 at Miami, and $124,800 at Ft. Pierce) and expire in October, 2005.

The Company’s Tara Club Estates subsidiary leases certain heavy construction equipment from a related party, Freedom Financial Corporation under a verbal month-to-month lease agreement. On June 25, 2001, Freedom sold a portion of the equipment as part of the bulk sale of the residential property. The Company leased various vehicles and heavy construction equipment from Freedom at a cost of $10,000 a month though March 31,2002 when Freedom agreed to reduce the equipment rental fee to $8,000 per month.  Accordingly, total lease expensed under this lease during 2003 was $96,000 and for the first three months of 2004 was $24,000.  In preparing the properties for sale,  the Company capitalized its expenses under this lease as part of its cost to develop the residential and commercial properties owned by the Tara Club Estates subsidiary until March 31, 2002, when the company started to expense the lease payments.  Total lease expense capitalized under this arrangement since the lease’s inception in 1998 is $615,000 and $222,000 has been expensed.

Litigation Costs:  Legal fees for settlement costs and fees associated with various lawsuits incurred in the normal course of the Company’s business activities during 2003 totaled approximately $164,000. Such costs are included in General & Administrative expenses in the accompanying Statements of Operations.

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

Summer Jai Alai:  As part of the purchase of the assets of World Jai-Alai (“WJA”), in January, 1997, Florida Gaming Centers, Inc. (“Centers”) acquired a 21% interest in the Summer Jai-Alai (“SJA”) partnership.  One of the purposes of the partnership was to operate a summer jai-alai season at the Miami Jai-Alai facility.  In order to provide a smooth transition between the two permits Centers entered into an agreement with the other SJA partners (Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club, or their successors).  The agreement contains the following provisions:

•                  Centers maintained the right to operate Summer Jai-Alai during the authorized date during state fiscal year 2003-2004, at its own risk for its own benefit;

•                  Centers agreed to hold the SJA harmless for any and all losses or liabilities that may be incurred;

•                  Centers shall have the option to conduct such operating dates under the Summer Jai-Alai partnership license and permit, or the Miami Jai-Alai permit as Centers may elect.

Pursuant to a lease agreement which expires in 2004, Summer Jai-Alai operations rents the Miami Fronton for the time in which its season is conducted.  The rental is based upon 1% of handle.  Rent from Summer Jai-Alai Operations approximated $334,000 in 2003.  SJA pari-mutuel tax credits available for recovery in 2004 totaled $1,211,666.  The recorded investments in SJA are carried as Other Assets in the accompanying Balance Sheet.

(8)                                  ACQUISITION OF WJA ASSETS

On November 25, 1996, the Company, through a wholly-owned subsidiary, Florida Gaming Centers, Inc. (“Centers”) entered into an agreement to acquire title to three (3)  Frontons.  The acquisition was consummated as of January 1, 1997.  The consideration for the acquisition of the three WJA frontons included profit sharing arrangement described below.  The Company also assumed the principal amount outstanding under a $500,000 promissory note owed by WJA to Wheeler-Phoenix, Inc.  The terms of the note were amended to provide for repayment of principal over a ten year period, following the closing, in equal annual installments of $50,000 plus interest at 6% per annum.

The profit sharing arrangement is based on Centers’ net profits, before income taxes, as defined.  The Company agreed to pay WJA 20% of the cumulative net profits of Centers for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per- year cap described below.  The cumulative $1,000,000 cap is equal to the product of $1,000,000 multiplied by the completed number of years in the ten-year period, minus the sum of all amounts previously paid under the 20% profit sharing arrangement.  In addition, if Centers has net profits in any calendar year during the ten-year period in excess of $5,000,000, but has not paid WJA a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, Centers will pay WJA 5% of the portion of the net profits on which the 20% payment was not made.  No net profit payments will be due for any year after the ten-year period.  If, during the ten-year period, Centers disposes of any of its significant assets or operations, then WJA would be entitled to receive an amount equal to 10%  of Centers gain, if any,  (net of related carrying costs),  on the disposition.

Two principals of WJA, Roger M. Wheeler, Jr. and Richard P. Donovan, entered into consulting arrangements with Centers.  Mr. Wheeler originally entered into a ten-year consulting agreement with Centers, with annual compensation of $100,000 during the first five years of the agreement and annual compensation of $50,000 during the second five years of the agreement.  Mr. Donovan originally entered into a five-year consulting agreement with Centers, with annual compensation of $240,000, plus certain benefits.  Both of these consulting arrangements were modified pursuant to amended agreements dated November 24, 1998.

During late 2001 and early 2002, the Company and the consulting principals negotiated new agreements. In February, 2002 the Company and Wheeler reached an Agreement to terminate the 2001 Agreement in exchange for a lump-sum settlement of $154,800.  The Company and WJA reached a settlement on all unresolved issues on April 22, 2002.  The Company agreed to pay Wheeler $200,000, at $20,000 a month with the last payment date January 23, 2003,  to settle the dispute over the Asset Purchase Agreement.  The 2001 Donovan agreement continued his consulting and non-competition agreement for payments of $25,000 in December 2001, $216,000 on January 14, 2002 and $1,000 per month for 60 months through December 2007.  All scheduled payments have been made.

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

On May 30, 2003 the Company sold the remaining commercial property, which consisted of 2 acres and a clubhouse for $650,000.  The Company received $97,350 in cash, and a non-interest bearing first mortgage for $520,000.  The Company valued the note at $447,708.  The principal balance of the mortgage is due and payable on May 30, 2006.  The Company recorded a net profit of $190,578 on the sale.

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

The only properties remaining to be sold at Tara Club Estates, Inc. are 10 residential building lots and 2 homes.

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

(11)                            RELATED PARTY TRANSACTIONS

On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation (“Freedom”), an affiliate,  with the loan to be represented by a promissory note (the “Company Note”) bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company’s wholly-owned subsidiaries, Florida Gaming Centers, Inc. (“Centers”) and Tara Club Estates, Inc. (“Tara”) and by a second lien on substantially all of the Company’s other assets.  The Company Note is guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets.  On November 24, 1998, the Company borrowed $1,135,000 from Freedom pursuant to the above arrangement.  As of March 31, 2004 the principal balance of the loan was $455,036.  The Company Note is due on demand.

In lieu of salaries for the Chairman/CEO,  the Company pays annual management fees to Freedom of $480,000.

Freedom Financial Corporation owes Tara Club Estates $66,000 for various payments made by Tara on behalf of Freedom.

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

2)              Reduced card room license fee per facility as opposed to permitholder, which will save the Company license fee expense.

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

Inter-track wagering has grown significantly since its initiation in the State of Florida in August 1990.  The State-wide ITW handle for the State of Florida’s fiscal year ended June 30, 1991 was approximately $109 million.  The state-wide ITW handle for the State of Florida’s fiscal years ended June 30, 2002 and 2003 increased from $817.3 million to $818.7 million, respectively.  ITW handle at the Company’s Frontons has also demonstrated strong growth in recent years.  The Company’s ITW handle increased from approximately $51.5 million for the year ended December 31, 2002,  to approximately $53.5 million for the year ended December 31, 2003. For comparison purposes only, the 2002 and 2003 ITW handle figures include SJA.

REAL ESTATE DEVELOPMENT

In October 2002, the Company sold approximately 24 acres of partially developed land for $1,849,087.  Payment of the sale price consisted of $438,551 in cash and a first mortgage note of $1,386,816.  The Company recorded a net profit of $12,426 on the transaction.  The note is due in quarterly installments of interest only at 6% through May 1, 2005, thereafter payable in quarterly installments of principal and interest in the amount of $88,487 through November 1, 2005, with any unpaid principal due at that date.  At the borrower’s option the quarterly payments of principal and interest may be extended for up to four years before the remaining principal balance becomes due.  On May 30, 2003, the Company received a prepayment of $750,000 on the principal balance of this note.

On May 30, 2003 the Company sold the remaining Tara commercial property, which consisted of 2 acres and a clubhouse for $650,000.  The Company received $97,350 in cash, and received a non-interest bearing first mortgage note for $520,000. The Company valued the note at $447,708.  The principal balance of the note shall be due and payable on May 30, 2006.  The Company recorded a net profit of $190,578 on the sale.

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

The only properties remaining at Tara Club Estates, Inc. for sale are 10 residential building lots and 2 homes, with an aggregate book value of $1,169,500.

The Company sold no houses or lots in the three months ended March 31, 2004.

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

For the years 2002 and 2003 Miami had unused credits totaling $2,652,201.

Tax credits are used to satisfy the Company’s obligation to pay taxes incurred on handle and admission.  Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of the amounts of future tax credits.

RESULTS OF OPERATIONS — FIRST QUARTER 2004 COMPARED WITH FIRST QUARTER 2003

During the quarter ended March 31, 2004,  the Company’s operations reflects three months’ operation of live Jai-Alai performances at Miami and Ft. Pierce. A full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce.  Miami which offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria.

Handle Analysis

Total handle (amount of money wagered) for the three months ended March 31, 2004 was $29,065,829 of which $14,592,403 was from live jai-alai wagering and $14,473,426 was from inter-track wagering.

Total handle (amount of money wagered) for the three months ended March 31, 2003 was $31,601,934 of which $16,801,251 was from live jai-alai wagering and $14,800,683 was from inter-track wagering.

Revenues

Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended March 31, 2004 were $3,752,089 compared to pari-mutuel revenues of $4,235,564 the same period in 2003. Revenues for the quarter ended March 31, 2004 ($3,752,089) consisted of $2,542,967 from live Jai-Alai wagering and $1,209,122 from Inter-Track Wagering.  Revenues for the quarter ended March 31, 2003 ($4,235,564) consisted of $2,979,484 from live Jai-Alai wagering and $1,256,080 from Inter-Track Wagering.

Card room Revenue for the three months ended March 31, 2004 was $207,058 compared to $79,297 for the three months ended March 31, 2003 a 161% increase.  This increase is due to the new legislation that went into effect in August 2003, Direct Operating Costs totaled $84,360 for the period ending March 31, 2004.

Admissions income, net of state taxes, for the three month period ended March 31, 2004 was $43,454, compared to $51,722 for the three month period ended March 31, 2003. Food, beverage and other income for the three months ended March 31, 2004 and March 31, 2003 were $521,927 and $554,377 respectively.  Attendance for live jai-alai performances and ITW performances for the three months ended March 31, 2004 were approximately 140,721 compared to 176,048 for the three months ended March 31, 2003, decreasing approximately 35,327 (20%)  from the previous year.

Total Operating Revenues for the quarter ended March 31, 2004 decreased $396,432 (8%) to $4,524,528 down from $4,920,960 for the same period in 2003.

General And Administrative Expenses

The Company’s general and administrative expenses for the three months ended March 31, 2004 and March 31, 2003, were $810,917 and $809,343,  respectively.  The Company’s general and administrative expenses compared to the first quarter last year are as follows:  Executive salaries were for the quarter ended March 31, 2004 were $123,400 compared to $137,226 for the quarter ended March 31, 2003 (see consulting fees). Professional fees increased from $74,853 for the first quarter 2003, to $105,663 for the quarter ended March 31, 2004.  Consulting fees for the quarter ended March 31, 2004 were $120,000 compared to $131,125 for the quarter ended March 31, 2003. Consulting fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO of Florida Gaming.  Travel and entertainment expense totaled $61,794 for the first quarter of 2004, compared to $58,380 for the first quarter of 2003.  Interest expense totaled $136,504 for the first quarter of 2004, compared to $147,008 for the same period in 2003.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2004 were $3,860,312 compared to $3,784,583 for the same period in 2003.  The components of the Company’s operating expenses and their comparison to the first quarter last year are as follow:  Depreciation and amortization expense for the three months ended March 31, 2004 and March 31, 2003, was $158,065 and $146,514 respectively.  Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses.  Player costs for the quarter ending March 31, 2004 and March 31, 2003, were $1,162,168 and $1,181,245 respectively.  Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses.  These expenses totaled $269,596 for the three months ended March 31, 2004, compared to $276,275 for three months ended March 31, 2003.  The components of the 2004 wagering equipment and expenses were $34,341 in ITW tote, interface, and telephone charges; $89,565 in totalizator equipment rental; $58,500 in satellite charges and $87,191 in camera/television rental. Utilities expense totaled $135,557 and $128,239 respectively, for the three months periods ended March 31, 2004 and March 31, 2003. Program costs totaling $61,161 and $56,684, respectively, are also included in the total operating expenses for the three month period ended March 31, 2004 and March 31, 2003. Operating expenses (including payroll costs)  for the bar, restaurant, souvenir and concessions costs were $357,925 and $346,419 for the three month periods which ended March 31, 2004 and March 31, 2003,  respectively. Operating payrolls and contract labor costs totaled $713,055 and $694,962 for the three month periods ended March 31, 2004 and March 31, 2003, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas.  Of the $713,055,  $252,719 was mutuels payroll, $186,347 was maintenance payroll, $20,477 was admissions payroll, $65,461 was office payroll, and $188,050 was security payroll.  Maintenance expense for the three months ended March 31, 2004,  totaled $94,027.  Advertising expense for the three months ended March 31, 2004, totaled $136,662 compared to $147,320 for the three months ended March 31, 2003.

Other Income

The Company had other income of $68,615 for the three-month period ended March 31, 2004.  Other Income for the quarter ended March 31, 2004 primarily consisted of $235,982 in pari-mutuel tax credits, a loss in the real estate division of $102,663, interest income of $18,719 and a loss in Summer Jai-Alai of $83,423.

The Company had other income of $129,773 for the three-month period ended March 31, 2003.  Other Income for the quarter ended March 31, 2003 primarily consisted of $264,241 in pari-mutuel tax credits, a loss in the real estate division of $49,077, and a loss in Summer Jai-Alai of $86,037.

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

Summary of Operations

The Company had a net loss of $236,151 or $.09 per common share for the three months ended March 31, 2004, compared to net income of $310,293 or $.08 per common share for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents at March 31, 2004 was $2,422,286.  At March 31, 2004, the Company had an decrease in working capital of approximately $43,015 from December 31, 2003.

During the three months ended March 31, 2004, net cash used in the Company’s operating activities was $36,383.  The Company’s continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations.  Principal revenues were from net pari-mutuel wagering commissions on live Jai-Alai and ITW events.

During the three months ended March 31, 2004, cash provided by investing activities was $46,168.

During the three months ended March 31, 2004, cash used in financing activities was $30,582.

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

FLORIDA GAMING CORPORATION
(Registrant)

Date:	May 17, 2004	By:	/s/ W. B. Collett
W.B. Collett
Chairman of the Board and Chief Executive Officer

Date:	May 17, 2004	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer