Form 10QSB
period 2004-06-30
FLORIDA GAMING CORP
filed 2004-08-13
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

F O R M 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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
YES X NO ___

3,094,698 shares of the issuer's Common Stock were outstanding as of the latest practicable date, August 13, 2004 .

Transitional Small Business Disclosure Format:

YES NO X

FLORIDA GAMING
CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                                    (Unaudited)

	June 30,	December 31,
	2004	2003

ASSETS

CURRENT ASSETS:

Cash and cash equivalents (Note 2)	$2,104,314	$2,443,083
Accounts receivable	364,353	496,037
Inventory (Note 2)	17,220	69,916

Total current assets	$2,485,887	$3,009,036

PROPERTY AND EQUIPMENT:

Land	$3,895,585	$3,895,585
Buildings and Improvements	7,246,642	7,208,500
Furniture, fixtures and equipment	1,957,412	1,956,373

	$13,099,639	$13,060,458
Less accumulated depreciation	(4,131,258)	(3,927,928)

	$8,968,381	$9,132,530

REAL ESTATE HELD FOR SALE	3,004,016	3,004,016
MORTGAGE RECEIVABLE	1,108,805	1,098,581
OTHER ASSETS	697,086	863,780

	$16,264,175	$17,107,943

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2004	2003

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$3,529,330	$3,616,185
Short-term borrowing and current portion of long-term debt	5,428,546	5,393,506

Total current liabilities	$8,957,876	$9,009,691

LONG-TERM LIABILITIES
Long-term portion notes payable	100,000	100,000

STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):

Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 33,635 shares issued and outstanding at June 30, 2004 and December 31, 2003	3,363	3,363

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at June 30, 2004 and December 31, 2003	5	5

Class E 8% cumulative convertible preferred stock, 300 Shares issued and outstanding at June 30, 2004 and December 31, 2003	30	30

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at June 30, 2004 and December 31, 2003	200	200

Common stock, $.20 par value, authorized 7,500,000 shares, 3,094,698 issued and Outstanding at June 30, 2004 and December 31, 2003	618,940	618,940
Capital in excess of par value	37,494,923	37,494,923
Accumulated deficit	(30,911,162)	(30,119,209)

Total stockholders’ equity	7,206,299	7,998,252

Total liabilities and stockholders’ equity	$16,264,175	$17,107,943

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

HANDLE
Live Jai-Alai Wagering	$4,774,877	$5,190,114	$19,367,280	$21,991,365
Inter-Track Wagering	9,010,629	9,480,426	23,484,055	24,281,109

	$13,785,506	$14,670,540	$42,851,335	$46,272,474

PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net of State Taxes	$824,805	$897,399	$3,367,771	$3,876,883
Inter-Track Commissions	801,279	870,652	2,010,401	2,126,733

	$1,626,084	$1,768,051	$5,378,172	$6,003,616
OTHER REVENUE
Cardroom Income	82,247	28,164	289,304	107,461
Admissions Income, net of taxes	15,379	27,641	58,833	79,363
Programs, Food, Beverage and Other	323,888	356,605	845,816	910,981

Total Operating Revenue	$2,047,598	$2,180,461	$6,572,125	$7,101,421

EXPENSES
Operating	$1,601,020	$1,590,146	$5,461,331	$5,374,729
General and Administrative	788,033	778,091	1,598,949	1,587,434
Depreciation and Amortization	120,263	141,128	278,329	287,642

	$2,509,316	$2,509,365	$7,338,609	$7,249,805

LOSS FROM OPERATIONS	$(461,718)	$(328,904)	$(766,484)	$(148,384)

OTHER INCOME (EXPENSE)
Summer Jai-Alai	6,016	332,538	(77,407)	246,501
Real Estate Division	(121,456)	(490,203)	(224,119)	(564,090)
Pari-Mutuel Tax Credits	79,564	79,332	315,546	343,574
Interest Income	27,794	14,669	46,512	40,124

	(8,082)	(63,664)	60,532	66,109

NET LOSS	$(469,800)	$(392,568)	$(705,952)	$(82,275)

Basic Loss per Common Share	$(0.17)	$(0.14)	$(0.26)	$(0.06)
Diluted Loss per Common Share	$(0.17)	$(0.14)	$(0.26)	$(0.06)
Weighted Avg Common Shares Outstanding	3,094,698	3,094,698	3,094,698	3,094,698

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30,	June 30,
	2004	2003

Cash flows from operating activities:
Net Income	$(705,952)	$(82,275)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and Amortization	278,328	287,642
Loss on Impairment of Assets	62,334	80,213
Decrease in Inventory	52,696	54,924
Decrease (increase) in Accounts Receivable	131,684	(355,530)
Increase in Real Estate Development	0	354,707
Decrease in A/P and Accrued Expenses	(86,855)	(967,793)
Decrease in Deposits on real estate sales	0	(25,000)

Net cash used in operating activities	(267,765)	(653,112)

Investing Activities:
Purchases of Property and Equipment	(39,181)	(32,262)
Capitalized Improvement Costs	(62,334)	(80,213)
Collection of Note Receivable	0	750,000
Increase in Note Receivable	(10,224)	0
Proceeds from the sale of real estate	0	2,000,000
Decrease (Increase) in Other Assets	91,696	(321,012)

Net proceeds provided by (used in) investing activities	(20,043)	2,316,513

Financing Activities:
Proceeds from Borrowing	72,000	0
Repayment of Debt	(36,961)	(389,847)
Dividends Paid	(86,000)	(92,000)

Net cash used in financing activities	(50,961)	(481,847)

NET INCREASE (DECREASE) IN CASH	(338,769)	1,181,554

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,443,083	1,315,018

CASH AND CASH EQUIVALENTS AT JUNE 30, 2004 AND JUNE 30, 2003	$2,104,314	$2,496,572

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	274,494	284,809

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

Commercial Property Held for Sale: The Company's investment in commercial property held for resale was $1,834,516 at June 30, 2004. The commercial property consists of approximately 100 acres of land adjoining the Ft. Pierce Jai-Alai facility.

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

(4)   TAXES

At December 31, 2003, the Company had tax net operating loss (NOL) carryforwards of approximately $12,428,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2018. However, $6,460,000 of the Company's NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $91,000 per fiscal year under Section 382 of the IRC because Company stock purchased by Freedom Financial Corporation was considered a “change in ownership” under the "deemed exercised rule" of IRC Section 382. As a result, only the net operating losses attributable to the period after the "change in ownership" (approximately $5,968,000) are not subject to the Section 382 limitation.

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

(5)   INCOME (LOSS) PER COMMON SHARE

The net loss per common share for the quarters ended June 30, 2004 and June 30, 2003 was calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended June 30, 2004 and June 30, 2003 was 3,094,698.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the quarter or six months ended June 30, 2004 and June 30, 2003, because the effect would be antidilutive. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

(6)           PREFERRED STOCK

CLASS A PREFERRED STOCK
The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The Company paid the required dividend for 2001 in 2002. The 2002 dividend was declared in 2002 and made payable in 2003 . The 2003 dividend was declared in 2003 and made payable in 2004. The 2002 and 2003 dividends have not been paid. Each share of Class A preferred is convertible into .1125 shares of common stock at the holder's option. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

CLASS B PREFERRED STOCK
The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration received by the Company upon the initial issuance of each share of the Series B stock was $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. During the period from December 31, 1995 through October, 1999 all except 95 shares of the Series B Convertible Preferred Stock were converted to common stock or redeemed by the Company. During the year ended December 31, 2000, 50 shares of the Class B Preferred were redeemed and the number of authorized and outstanding shares was reduced to 45.

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

Holders of Series E Preferred Stock may convert all or any such shares to the Company’s common stock (the “Series E Conversion Shares”) beginning 120 days after the issuance of the Series E Preferred Stock. In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.50 and (ii) 80% of the average of the closing bid price of the common stock on the five trading days before conversion. A holder of Series E Conversion Shares may not sell more than 25% of such shares between 120 and 150 days of his purchase of Series E Preferred Stock converted into each share, 50% of such shares between 151 and 180 days of his purchase of Series E Preferred Stock converted into such shares and 75% of such shares between 181 and 210 of his purchase of Series E Preferred Stock converted into each share; holders may generally sell all of their Series E Conversion Shares 211 days after their purchase. There were 300 shares of Class E Preferred stock outstanding at December 31, 2003 and June 30, 2004.

Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock.

CLASS F PREFERRED STOCK
The Company is also authorized to issue up to 2,500 shares of Series F 8% Cumulative Convertible Preferred Stock (the “Series F Preferred Stock”), which provides annual dividends at the rate of 8% of the shares’ stated value. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company’s Board of Directors, such dividends may be paid in shares of the Series F Preferred Stock. Holders of Series F Preferred Stock may convert all or any of such shares to the Company’s common stock at any time. Each share of Series F Preferred Stock shall be converted into 148.3345 shares of common stock (the “Conversion Stock”). The number of shares of Conversion Stock into which each share of Series F Preferred Stock shall be converted shall be proportionately adjusted for any increase or decrease in the number of shares of common stock or Series F Preferred Stock. Upon liquidation, the holders of Series F Preferred Shares shall be entitled to be paid $1,000 per share plus accrued dividends before any distribution to holders of common stock. There were 2,000 shares of Class F Preferred Stock outstanding as of December 31, 2003 and June 30, 2004.

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

The Company’s Tara Club Estates subsidiary leases certain heavy construction equipment from a related party, Freedom Financial Corporation under a verbal month-to-month lease agreement. On June 25, 2001, Freedom sold a portion of the equipment as part of the bulk sale of the residential property. The Company leased various vehicles and heavy construction equipment from Freedom at a cost of $10,000 a month though March 31,2002 when Freedom agreed to reduce the equipment rental fee to $8,000 per month. Accordingly, total lease expensed under this lease during 2003 was $96,000 and for the first six months of 2004 was $48,000. In preparing the properties for sale, the Company capitalized its expenses under this lease as part of its cost to develop the residential and commercial properties owned by the Tara Club Estates subsidiary until March 31, 2002, when the company started to expense the lease payments. Total lease expense capitalized under this arrangement since the lease’s inception in 1998 is $639,000 and $246,000 has been expensed.

Litigation Costs: Legal fees for settlement costs and fees associated with various lawsuits incurred in the normal course of the Company's business activities during 2003 totaled approximately $164,000. Such costs are included in General & Administrative expenses in the accompanying Statements of Operations.

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

Summer Jai Alai: As part of the purchase of the assets of World Jai-Alai ("WJA"), in January, 1997, Florida Gaming Centers, Inc. ("Centers") acquired a 21% interest in the Summer Jai-Alai ("SJA") partnership. One of the purposes of the partnership was to operate a summer jai-alai season at the Miami Jai-Alai facility. In order to provide a smooth transition between the two permits Centers entered into an agreement with the other SJA partners (Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club, or their successors). The agreement contains the following provisions:

●	Centers maintained the right to operate Summer Jai-Alai during the authorized date during state fiscal year 2003-2004, at its own risk for its own benefit;
●	Centers agreed to hold the SJA harmless for any and all losses or liabilities that may be incurred;
●	Centers shall have the option to conduct such operating dates under the Summer Jai-Alai partnership license and permit, or the Miami Jai-Alai permit as Centers may elect.

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

The only property remaining to be sold at Tara Club Estates, Inc. is 10 residential building lots and 2 homes.

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

(11)            RELATED PARTY TRANSACTIONS

On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation (“Freedom”), an affiliate, with the loan to be represented by a promissory note (the “Company Note”) bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company’s wholly-owned subsidiaries, Florida Gaming Centers, Inc. (“Centers”) and Tara Club Estates, Inc. (“Tara”) and by a second lien on substantially all of the Company’s other assets. The Company Note is guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets. On November 24, 1998, the Company borrowed $1,135,000 from Freedom pursuant to the above arrangement. As of June 30, 2004 the principal balance of the loan was $493,036. The Company Note is due on demand.

In lieu of salaries for the Chairman/CEO, the Company pays annual management fees to Freedom of $480,000.

Freedom Financial Corporation owes Tara Club Estates $82,683 for various payments made by Tara on behalf of Freedom.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Florida Gaming Corporation (the "Company") currently owns and operates two jai-alai and inter-track pari-mutuel wagering facilities (each, a "Fronton," and collectively, the "Frontons") located in South and Central Florida. The Company's business consists primarily of its operations at the Frontons, which include, among other things: live jai-alai, inter-track pari-mutuel wagering ("ITW") on jai-alai, thoroughbred racing, harness racing, dog racing, poker, and the sale of food and alcoholic beverages. The Company also owns a third gaming permit which was previously operated by the Company at the Tampa Jai-Alai Fronton in Hillsborough County (Tampa) Florida.

The Company's Fort Pierce location provides audio, video and Inter-Track Wagering (“ITW”) on live inter-track and interstate broadcasting of horse racing, dog racing and jai-alai from the State of Florida as well as the rest of the country. The Miami location receives limited ITW broadcasts, but broadcasts its jai-alai performances via satellite to approximately thirty-seven (37) other gaming facilities in Florida, and fourteen (14) facilities in Connecticut. ITW provides over 50% of the Company’s revenue as well as providing additional entertainment for customers.

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

The Company sold no houses or lots during the quarter or in the six months ended June 30, 2004.

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

RESULTS OF OPERATIONS -- SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2003

During the quarter and six months ended June 30, 2004, the Company's operations reflects four months' operation of live Jai-Alai performances at Miami and Ft. Pierce. A full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce. The Miami acility offers limited ITW products due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria. The Miami fronton also operates six months of each year (from May 1, through October 31) under the Summer Jai-Alai (“SJA”) Partnership Agreement. Accordingly, these numbers do not include operating figures for the Miami facility for the period from May 1, 2004 through June 30, 2004, since the facility is operated pursuant to the Summer Partnership Agreement for that period. The operating figures for that period are handled as a one line item pursuant to the Agreement.

Handle Analysis for the Quarter Ended June 30, 2004 compared to the Quarter ended June 30, 2003

Total handle (amount of money wagered) for the three months ended June 30, 2004 was $13,785,506 of which $4,774,877 was from live jai-alai wagering and $9,010,629 was from inter-track wagering.

Total handle (amount of money wagered) for the three months ended June 30, 2003 was $14,670,540 of which $5,190,114 was from live jai-alai wagering and $9,480,426 was from inter-track wagering.

Total handle (amount of money wagered) for SJA for the three months ended June 30,2004 was $12,406,097 of which $7,942,683 was from live jai-alai wagering and $4,463,414 was from inter-track wagering. Total handle (amount of money wagered) for SJA for the three months ended June 30,2003 was $14,576,741 of which $9,873,659 was from live jai-alai wagering and $4,703,082 was from inter-track wagering.

Handle Analysis for the Six Months Ended June 30, 2004 compared to the Six Months Ended June 30, 2003
Total handle (amount of money wagered) for the six months ended June 30, 2004 was $42,851,335 of which $19,367,280 was from live jai-alai wagering and $23,484,055 was from inter-track wagering.

Total handle (amount of money wagered) for the six months ended June 30, 2003 was $46,272,474 of which $21,991,365 was from live jai-alai wagering and $24,281,109 was from inter-track wagering.

Total handle (amount of money wagered) for SJA for the six months ended June 30,2004 was $12,406,097 of which $7,942,683 was from live jai-alai wagering and $4,463,414 was from inter-track wagering. Total handle (amount of money wagered) for SJA for the six months ended June 30,2003 was $14,576,741 of which $9,873,659 was from live jai-alai wagering and $4,703,082 was from inter-track wagering.

Attendance for the Quarter ended June 30, 2004 compared to the Quarter ended June 30, 2003
Attendance for live jai-alai performances and ITW for the quarter ended June 30, 2004.. including SJA, totaled approximately 102,930 compared to 143,916 for the same period in 2003, a decrease of 40,986 or 28%.

Attendance for the Six Months ended June 30, 2004 compared to the Six Months ended June 30, 2003
Attendance for live jai-alai performances and ITW for the six months ended June 30, 2004, including SJA, totaled approximately 243,651 compared to 319,964 for the six months ended June 30, 2003 which is a decrease of 76,313 or 23%.

Revenues for the Quarter Ended June 30, 2004 compared to the Quarter ended June 30, 2003
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended June 30, 2004 were $1,626,084 compared to pari-mutuel revenues of $1,768,051, for the same period in 2003. Revenues for the quarter ended June 30, 2004 ($1,626,084) consisted of $824,805 from live Jai-Alai wagering and $801,279 from Inter-Track Wagering. Revenues for the quarter ended June 30, 2003 ($1,768,051) consisted of $897,399 from live Jai-Alai wagering and $870,652 from Inter-Track Wagering.

Card room Revenue for the quarter ended June 30, 2004 was $82,247 compared to $28,164 for the quarter ended June 30, 2003. Direct Operating Costs totaled $29,133 for the quarter ended June 30, 2004, compared to $19,255 for the quarter ended June 30, 2003.

Admissions income, net of state taxes, for the quarter ended June 30, 2004 was $15,379. This compares to $27,641 for the quarter ended June 30, 2003. Food, beverage and other income for the three months ended June 30, 2004 and June 30, 2003 were $323,888 and $356,605 respectively.

Total Operating Revenues for the quarter ended June 30, 2004 decreased $132,862 (6%) to $2,047,598 up from $2,180,461 for the same period in 2003.

Revenues for the Six Months Ended June 30, 2004 compared to the Six Months ended June 30, 2003
Pari-mutuel revenues (net of state pari-mutuel taxes) for the six months ended June 30, 2004 decreased $625,444 (10%) to $5,378,172 compared to pari-mutuel revenues of $6,003,616, for the same period in 2003. Revenues for the six months ended June 30, 2004 $5,378,172 consisted of $3,367,771 from live Jai-Alai wagering and $2,010,401 from Inter-Track Wagering. Revenues for the six months ended June 30, 2003 ($6,003,616) consisted of $3,876,883 from live Jai-Alai wagering and $2,126,733 from Inter-Track Wagering.

Card room Revenue for the six months ended June 30, 2004 was $289,304 compared to $107,461 for the six months ended June 30, 2003. Direct Card Room Operating Costs totaled $113,493 for the six months ended June 30, 2004, compared to $81,619 for the six months ended June 30, 2003.

Admissions income, net of state taxes, for the six month period ended June 30, 2004 was $58,833. This compares to $79,363 for the six month period ended June 30, 2003. Food, beverage and other income for the six months ended June 30, 2004 and June 30, 2003 were $845,815 and $910,981 respectively. Total Operating Revenues for the six months ended June 30, 2004 decreased $529,297 (7%) to $6,572,125 compared to revenues of $7,101,421 for the same period in 2003.

General And Administrative Expenses

The following analysis of General and Administrative expenses in this part of the report compares figures for the three and six months ended June 30, 2004 and June 30, 2003.

General and Administrative for Quarter Ended June 30, 2004 compared to the Quarter Ended June 30, 2003
The Company's general and administrative expenses were $788,033 and $778,091 for the three months ended June 30, 2004 and June 30, 2003, respectively. The Company’s general and administrative expenses and their comparison to the second quarter last year are as follows: Executive salaries for the quarter ended June 30, 2004 were $130,900 compared to $130,181 for the quarter ended June 30, 2003 (see consulting fees). Professional fees increased from $60,697 for the second quarter 2003, to $64,670 for the quarter ended June 30, 2004. Consulting fees for the quarter ended June 30, 2004 and June 30, 2003, were $120,000. Consulting fees consist of management fees paid in lieu of salary to Freedom Financial Corporation for the services of the Chairman and CEO. Travel and entertainment expense totaled $62,652 for the second quarter of 2004, compared to $67,347 for the second quarter of 2003. Interest expense totaled $137,990 and $137,801 for the three month period ended June 30, 2004 and June 30, 2003, respectively.

General and Administrative for Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003
The Company's general and administrative expenses were $1,598,949 and $1,587,434 for the six months ended June 30, 2004 and June 30, 2003, respectively. The Company’s general and administrative expenses and their comparison on a six month period in 2004 versus 2003 are as follows: Executive salaries were for the six months ended June 30, 2004 were $254,300 compared to $275,407 for the six months ended June 30, 2003 (see consulting fees). Professional fees for the six months ended June 30, 2004 were $153,907 compared to $142,292 for the quarter ended June 30, 2003. Consulting fees for the six months ended June 30, 2004 were $240,000 compared to $251,125 for the quarter ended June 30, 2003. Consulting fees consist of management fees paid in lieu of salary to Freedom Financial Corporation for the services of the Chairman and CEO. Travel and entertainment expense totaled $124,446 for the six months ended June 30, 2004, compared to $125,728 for the six months ended June 30, 2003. Interest expense totaled $274,494 and $284,809 for the six month period ended June 30, 2004 and June 30, 2003, respectively.

Operating Expenses

The following analysis of Operating expenses in this part of the report compares figures for the three and six months ended June 30, 2004 and June 30, 2003.

Operating Expenses for Quarter Ended June 30, 2004 compared to Quarter Ended June 30, 2003
The Company's operating expenses for the three months ended June 30, 2004 and June 30, 2003 were $1,601,020 and $1,590,146 respectively. The Company’s operating expenses and their comparison to the second quarter last year are as follow: Depreciation and amortization expense for the three months ended June 30, 2004 and June 30, 2003, was $120,263 and $141,128 respectively. Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending June 30, 2004 and June 30, 2003, were $946,188 and $995,788 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $135,433 for the three months ended June 30, 2004, compared to $129,680 for three months ended June 30, 2003. The components of the 2004 wagering equipment and expenses were $56,889 in ITW tote, interface, and telephone charges; $29,655 in totalizator equipment rental; $19,500 in satellite charges and $29,389 in camera/television rental. Utilities expense totaled $147,598 and $139,043 respectively, for the three months periods ended June 30, 2004 and June 30, 2003. Program costs were $41,515 and $32,627, respectively, are also included in the total operating expenses for the three month period ended June 30, 2004 and 2003. Operating expenses (including payroll costs) for the bar, restaurant, souvenir and concessions costs were $158,071 and $146,997 for the three month periods which ended June 30, 2004 and June 30, 2003, respectively. Operating payrolls and contract labor costs totaled $524,660 and $531,039 for the three month periods ended June 30, 2004 and June 30, 2003, respectively. Of the $524,660, $139,567 was mutuels payroll, $166,804 was maintenance payroll, $6,399 was admissions payroll, $28,229 was office payroll, and $183,661 was security payroll. Maintenance expense for the three months ended June 30, 2004, totaled $68,436. Advertising expense for the three months ended June 30, 2004, totaled $103,275 compared to $83,193 for the three months ended June 30, 2003.

Operating Expenses for Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003
The Company's operating expenses for the six months ended June 30, 2004 and June 30, 2003 were $5,461,331 and $5,374,729, respectively. The Company’s operating expenses and their comparison to the second quarter last year are as follow: Depreciation and amortization expense for the six months ended June 30, 2004 and June 30, 2003, was $278,329 and $287,642 respectively. Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the six months ended June 30, 2004 and June 30, 2003, were $2,108,356 and $2,177,033 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $405,029 for the six months ended June 30, 2004, compared to $405,955 for six months ended June 30, 2003. The components of the 2004 wagering equipment and expenses were $91,229 in ITW tote, interface, and telephone charges; $119,220 in totalizator equipment rental; $78,000 in satellite charges and $116,580 in camera/television rental. Utilities expense totaled $283,157 and $270,038 respectively, for the six months periods ended June 30, 2004 and June 30, 2003. Program costs were $102,676 and $89,311, respectively, are also included in the total operating expenses for the six month period ended June 30, 2004 and 2003. Operating expenses (including payroll costs) for the bar, restaurant, souvenir and concessions costs were $515,995 and $493,416 for the six month periods which ended June 30, 2004 and June 30, 2003, respectively. Operating payrolls and contract labor costs totaled $1,237,715 and $1,226,001 for the six month periods ended June 30, 2004 and June 30, 2003, respectively. Of the $1,237,715, $392,286 was mutuels payroll, $353,151 was maintenance payroll, $26,876 was admissions payroll, $93,690 was office payroll, and $371,712 was security payroll. Maintenance expense for the six months ended June 30, 2004, totaled $148,897. Advertising expense for the six months ended June 30, 2004, totaled $239,938 compared to $230,513 for the six months ended June 30, 2003. Public Company costs for the six months ended June 30, 2004, were $23,478 compared to $62,596 for the six months ended June 30, 2003.

Other Income (Expense)
The Company had Other Expense of $8,082, net, for the quarter ended June 30, 2004. Other Expense for the quarter ended June 30, 2004 consisted of $79,564 in pari-mutuel tax credits, a loss in the real estate division of $121,456, income in Summer Jai-Alai of $6,016, and interest income of $27,794. This compares to Other Expense of $63,664 net, for the quarter ended June 30, 2003. Other Expense for the quarter ended June 30, 2003 consisted of $79,332 in pari-mutuel tax credits, a loss in the real estate division of $490,203 income in Summer Jai-Alai of $332, 538, and interest income of $14,669.

The Company had Other Income of $60,532, net, for the six-month period ended June 30, 2004. Other Income for the six months ended June 30, 2004 consisted of $315,546 in pari-mutuel tax credits, a loss in the real estate division of $224,119, loss in Summer Jai-Alai of $77,407, and interest income of $46,512. This compares to Other Income of $66,109, net, for the six-month period ended June 30, 2003. Other Income for the six months ended June 30, 2003 consisted of $343,573 in pari-mutuel tax credits, a loss in the real estate division of $564,090, income in Summer Jai-Alai of $246,501, and interest income of $40,124.

Tax Loss Carryforwards
At December 31, 2003, the Company had tax net operating loss (NOL) carryforwards of approximately $12,428,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2018. However, $6,460,000 of the Company's NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $91,000 per fiscal year under Section 382 of the IRC because Company stock purchased by Freedom Financial Corporation was considered a “change in ownership” under the "deemed exercised rule" of IRC Section 382. As a result, only the net operating losses attributable to the period after the "change in ownership" (approximately $5,968,000) are not subject to the Section 382 limitation

Summary of Operations
The Company had a net loss of $469,800 or ($.17) per common share, for the three months ended June 30, 2004, compared to a net loss of compared to a net loss of $392,568 or ($.14) per common share for the three month period ended June 30, 2003.

The Company had a net loss of $705,952 or ($.26) per common share, for the six months ended June 30, 2004, compared to net loss of $82,275 or ($.06) per common share for the six month period ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents at June 30, 2004 was $2,104,314. At June 30, 2004, the Company had a decrease in working capital of approximately $471,334 from December 31, 2003.

During the six months ended June 30, 2004, net cash used in the Company's operating activities was $267,765. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations. Principal revenues were from net pari-mutuel wagering commissions on live Jai-Alai and ITW events.

During the six months ended June 30, 2004, cash used in investing activities was $20,043 compared to $2,316,513 proceeds provided by Investing Activities for the six months ended June 30, 2003. In 2003, the Company’s real estate division sold $2,000,000 in property.

During the six months ended June 30, 2004, cash used in financing activities was $50,961 compared to $481,847 cash used during the six months ended June 30, 2003.

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

PART II - OTHER INFORMATION

Item 1	Legal Proceedings

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

(a) List of Exhibits Filed.

Exhibit No. Description

3.1	Second Restated Certificate of Incorporation filed with the Delaware Secretary of State on September 28, 2000. (Exhibit 3.1 to Florida Gaming’s 10-QSB for the quarter ended March 31, 2003)

3.2	Corrected Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 14, 2003 to be effective January 27, 2003. (Exhibit 3.2 to Florida Gaming’s 10-QSB for the quarter ended March 31, 2003)

3.3	Bylaws as amended through December 31, 1998 (Exhibit 3.5 to Florida Gaming’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.)

4.1	Amended Certification of Designation of Series B Convertible Preferred Stock and Certificate of Elimination of Series C 8% Convertible Preferred Stock, Series D 8% Convertible Preferred Stock, and Series G 5% Convertible Preferred Stock filed with the Delaware Secretary of State on August 12, 2000. (Exhibit 4.1 to Florida Gaming’s 10-QSB for the quarter ended March 31, 2003)

4.2	Amended Certificate of Designation of Series E 8% Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on January 12, 2001. (Exhibit 4.2 to Florida Gaming’s 10-QSB for the quarter ended March 31, 2003)

4.3	Warranty Agreement dated October 31, 2001 between Florida Gaming and CIB Bank (Exhibit 4.6 to Florida Gaming’s Current Report Form 8-K dated December 6, 2001.)

4.4	Master Stock Option Plan adopted December 31, 2002.(Exhibit 99.1 , Florida Gaming’s Registration Statement on Form S-8 , File No. 333-103654.)

10.1	Loan Agreement dated October 31, 2001 among Florida Gaming, Florida Florida Gaming Centers, Inc., City National Bank of Florida, Trustee, and CIB Bank.( Exhibit 10.44 to Florida Gaming’s Current Report on Form 8-K dated December 6, 2001.)

10.2	Promissory Note dated October 31, 2001 in the face amount of $4,600,000 executed by Florida Gaming Centers, Inc. and City National Bank of Florida, Trustee, in favor of CIB Bank.(Exhibit 10.45 to Florida Gaming’s Current Report on Form 8-K dated December 6, 2001.)

10.3	Guaranty Agreement dated October 31, 2001 between Florida Gaming and CIB Bank.(Exhibit 10.46 to Florida Gaming’s Current Report on Form 8-K dated December 6, 2001.)

10.4	Guaranty Agreement dated October 31, 2001 between W. Bennett Collett and CIB Bank. (Exhibit 10.47 to Florida Gaming’s Current Report on Form 8-K dated December 6. 2001.)

31.1	Certification by Florida Gaming’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Florida Gaming’s Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Florida Gaming’s Chief Executive Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Florida Gaming’s Chief Financial Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

FLORIDA GAMING CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION
(Registrant)

Date: August 13 2004	By:	/s/ W. B. Collett
W.B. Collett
Chairman of the Board and Chief Executive Officer

Date: August 13 2004	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer

