Form 10QSB
period 2004-09-30
FLORIDA GAMING CORP
filed 2004-11-16
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

F O R M 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

YES X   NO __

3,124,698 shares of the issuer's Common Stock were outstanding as of the latest practicable date, November 15, 2004 .

Transitional Small Business Disclosure Format:

YES     NO X

FLORIDA GAMING
CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,2004	December 31,2003
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$2,031,841	$2,443,083
Accounts receivable	382,490	496,037
Inventory (Note 2)	5,298	69,916
Total current assets	$2,419,629	$3,009,036

PROPERTY AND EQUIPMENT:
Land	$3,895,585	$3,895,585
Buildings and Improvements	7,246,642	7,208,500
Furniture, fixtures and equipment	1,957,412	1,956.373
	$13,099,639	$13,060,458
Less accumulated depreciation	(4,212,314)	(3,927,928)
	$8,887,325	$9,132,530

REAL ESTATE HELD FOR SALE	3,004,016	3,004,016

MORTGAGE RECEIVABLE	1,115,352	1,098,581

OTHER ASSETS	534,922	863,780
	$15,961,244	$17,107,943

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2004	December 31, 2003

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$3,816,798	$3,616,185
Short-term borrowing and current portion of long-term debt	5,400,868	5,393,506
Total current liabilities	$9,217,666	$9,009,691
LONG-TERM LIABILITIES
Long-term portion notes payable	100,000	100,000

STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):
Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 33,635 shares issued and outstanding at September 30, 2004 and December 31, 2003	3,363	3,363

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at September 30, 2004 and December 31, 2003	5	5

Class E 8% cumulative convertible preferred stock, 300 Shares issued and outstanding at September 30, 2004 and December 31, 2003	30	30

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at September 30, 2004 and December 31, 2003	200	200
Common stock, $.20 par value, authorized 7,500,000 shares, 3,124,698 issued and Outstanding at September 30, 2004 and 3,094,698 issued and outstanding at December 31, 2003	624,940	618,940

Capital in excess of par value	39,631,423	37,494,923

Accumulated deficit	(33,616,384)	(30,119,209)
Total stockholders’ equity	6,643,577	7,998,252
Total liabilities and stockholders’ equity	$15,961,244	$17,107,943

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
HANDLE*
Live Jai-Alai Wagering	$10,929,446	$12,615,974	$38,239,409	$44,480,998
Inter-Track Wagering	9,843,091	12,260,696	37,790,560	41,244,887
	$20,772,537	$24,876,670	$76,029,969	$85,725,885
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net
of State Taxes	$38,101	$38,395	$3,405,873	$3,915,278
Inter-Track Commissions	446,159	623,956	2,456,560	2,750,689
	$484,260	$662,351	$5,862,433	$6,665,967
OTHER REVENUE
Cardroom Income	12,864	13,671	302,169	121,132
Admissions Income, net of taxes	-	17,972	58,833	97,335
Programs, Food, Beverage and Other	206,554	263,260	1,052,370	1,174,241
Total Operating Revenue	$703,678	$957,254	$7,275,804	$8,058,675

EXPENSES
Operating	$220,859	$392,807	$5,682,191	$5,767,536
General and Administrative	2,832,645	769,976	4,431,595	2,357,411
Depreciation and Amortization	118,556	138,158	396,884	425,799
	$3,172,060	$1,300,941	$10,510,670	$8,550,746
LOSS FROM OPERATIONS	$(2,468,382)	$(343,687)	$(3,234,866)	$(492,071)

OTHER INCOME (EXPENSE)
Summer Jai-Alai	(128,749)	105,960	(206,156)	352,462
Real Estate Division	(81,681)	(226,980)	(305,800)	(791,070)
Pari-Mutuel Tax Credits	0	0	315,546	343,573
Interest Income	16,341	16,747	62,853	56,871
	(194,089)	(104,273)	(133,557)	(38,164)
LOSS BEFORE TAXES	$(2,662,471)	$(447,960)	$(3,368,423)	$(530,235)
INCOME TAX EXPENSE	(750)	(1,750)	(750)	(1,750)
NET LOSS	$(2,663,221)	$(449,710)	$(3,369,173)	$(531,985)

Basic Loss per Common Share	$(087)	($0.16)	$(1.15)	($0.23)
Diluted Loss per Common Share	$(0.87)	($0.16)	$(1.15)	($0.23)
Weighted Avg Common Shares Outstanding	3,111,328	3,094,698	3,106,451	3,094,698
*Includes Summer Jai-Alai

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net Loss	$(3,369,173)	$(531,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	396,884	425,799
Compensation Expense for Stock Options Issued	2,075,000	0
Loss on Impairment of Assets	85,843	474,508
Decrease in Inventory	64,618	56,457
Decrease (increase) in Accounts Receivable	12,632	207,403
Increase in Real Estate Development	0	28,127
Increase (Decrease) in A/P and Accrued Expenses	200,613	(1,313,546)
Decrease in Deposits on real estate sales	0	(15,000)
Net cash used in operating activities	(533,583)	(668,236)

Investing Activities:
Purchases of Property and Equipment	(39,181)	(60,854)
Capitalized Improvement Costs	(85,843)	(31,627)
Collection on Note Receivable	0	750,000
Decrease in Note Receivable	84,144	(515,773)
Proceeds from the sale of real estate	0	2,900,000
Decrease (Increase) in Other Assets	216,361	(247,720)
Net proceeds provided by investing activities	175,481	2,794,026

Financing Activities:
Proceeds from Issuance of Common Stock	67,500	0
Proceeds from Borrowing	63,624	0
Repayment of Debt	(56,264)	(617,381)
Dividends Paid	(128,000)	(138,000)
Net cash used in financing activities	(53,140)	(755,381)

NET INCREASE (DECREASE) IN CASH	(411,242)	1,370,410
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,443,083	1,315,018
CASH AND CASH EQUIVALENTS AT SEPT. 30, 2004 AND SEPT. 30, 2003	$2,031,841	$2,685,428
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$409,012	$434,320
Compensation Expense for Stock Options	$2,075,000	0

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

Commercial Property Held for Sale: The Company's investment in commercial property held for resale was $1,834,516 at September 30, 2004. The commercial property consists of approximately 100 acres of land adjoining the Ft. Pierce Jai-Alai facility.

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

During the quarter ended September 30, 2004, the Company's Board of Directors approved the grant of stock options to its stockholders and officers to purchase an aggregate of 415,000 shares of its common stock  These options have an exercise price of $2.25 and as of September 30, 2004, all of these options shares were vested.  The quoted market value of the Company's stock at the issue date of the options exceeded the exercise price by $5.00 per share.  As a result, the Company has recorded $2,075,000 in compensation expense.

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

(5)    INCOME (LOSS) PER COMMON SHARE

The net loss per common share for the quarters ended September 30, 2004 and September 30, 2003 was calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended September 30, 2004 was 3,111,328 and September 30, 2003 was 3,094,698.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the quarter or six months ended September 30, 2004 and September 30, 2003, because the effect would be antidilutive. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred stock.

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

Holders of Series E Preferred Stock may convert all or any such shares to the Company’s common stock (the “Series E Conversion Shares”) beginning 120 days after the issuance of the Series E Preferred Stock. In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.50 and (ii) 80% of the average of the closing bid price of the common stock on the five trading days before conversion. A holder of Series E Conversion Shares may not sell more than 25% of such shares between 120 and 150 days of his purchase of Series E Preferred Stock converted into each share, 50% of such shares between 151 and 180 days of his purchase of Series E Preferred Stock converted into such shares and 75% of such shares between 181 and 210 of his purchase of Series E Preferred Stock converted into each share; holders may generally sell all of their Series E Conversion Shares 211 days after their purchase. There were 300 shares of Class E Preferred stock outstanding at December 31, 2003 and September 30, 2004.

Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock.

CLASS F PREFERRED STOCK
The Company is also authorized to issue up to 2,500 shares of Series F 8% Cumulative Convertible Preferred Stock (the “Series F Preferred Stock”), which provides annual dividends at the rate of 8% of the shares’ stated value. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company’s Board of Directors, such dividends may be paid in shares of the Series F Preferred Stock. Holders of Series F Preferred Stock may convert all or any of such shares to the Company’s common stock at any time. Each share of Series F Preferred Stock shall be converted into 148.3345 shares of common stock (the “Conversion Stock”). The number of shares of Conversion Stock into which each share of Series F Preferred Stock shall be converted shall be proportionately adjusted for any increase or decrease in the number of shares of common stock or Series F Preferred Stock. Upon liquidation, the holders of Series F Preferred Shares shall be entitled to be paid $1,000 per share plus accrued dividends before any distribution to holders of common stock. There were 2,000 shares of Class F Preferred Stock outstanding as of December 31, 2003 and September 30, 2004.

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

The Company’s Tara Club Estates subsidiary leases certain heavy construction equipment from a related party, Freedom Financial Corporation under a verbal month-to-month lease agreement. On June 25, 2001, Freedom sold a portion of the equipment as part of the bulk sale of the residential property. The Company leased various vehicles and heavy construction equipment from Freedom at a cost of $10,000 a month though March 31,2002 when Freedom agreed to reduce the equipment rental fee to $8,000 per month. Accordingly, total lease expensed under this lease during 2003 was $96,000 and for the first nine months of 2004 was $72,000. In preparing the properties for sale, the Company capitalized its expenses under this lease as part of its cost to develop the residential and commercial properties owned by the Tara Club Estates subsidiary until March 31, 2002, when the company started to expense the lease payments. Total lease expense capitalized under this arrangement since the lease’s inception in 1998 is $639,000 and $270,000 has been expensed.

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

Summer Jai Alai: As part of the purchase of the assets of World Jai-Alai (²WJA²), in January, 1997, Florida Gaming Centers, Inc. (²Centers² ) acquired a 21% interest in the Summer Jai-Alai (²SJA²) partnership. One of the purposes of the partnership was to operate a summer jai-alai season at the Miami Jai-Alai facility. In order to provide a smooth transition between the two permits Centers entered into an agreement with the other SJA partners (Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club, or their successors). The agreement contains the following provisions:
1

❖	Centers maintained the right to operate Summer Jai-Alai during the authorized date during state fiscal year 2003-2004, at its own risk for its own benefit;
❖	Centers agreed to hold the SJA harmless for any and all losses or liabilities that may be incurred;
❖	Centers shall have the option to conduct such operating dates under the Summer Jai-Alai partnership license and permit, or the Miami Jai-Alai permit as Centers may elect.

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

(11)    RELATED PARTY TRANSACTIONS

On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation (“Freedom”), an affiliate, with the loan to be represented by a promissory note (the “Company Note”) bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company’s wholly-owned subsidiaries, Florida Gaming Centers, Inc. (“Centers”) and Tara Club Estates, Inc. (“Tara”) and by a second lien on substantially all of the Company’s other assets. The Company Note is guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets. On November 24, 1998, the Company borrowed $1,135,000 from Freedom pursuant to the above arrangement. As of September 30, 2004 the principal balance of the loan was $484,660. The Company Note is due on demand.

In lieu of salaries for the Chairman/CEO, the Company pays annual management fees to Freedom of $480,000.

Freedom Financial Corporation owes Tara Club Estates $106,183 for various payments made by Tara on behalf of Freedom.

In the process of preparing the properties for sale, the Company leases various vehicles and pieces of construction equipment from Freedom at a cost of $8,000 a month. The Company treated the lease payments as part of the cost of developing the commercial and residential properties for the period through March 31, 2002. Beginning in April, 2002, the Company has expensed these lease payments.

During the quarter ended September 30, 2004, the Company's Board of Directors approved the grant of stock options to its stockholders and officers to purchase an aggregate of 415,000 shares of its common stock  These options have an exercise price of $2.25 and as of September 30, 2004, all of these options shares were vested.  The quoted market value of the Company's stock at the issue date of the options exceeded the exercise price by $5.00 per share.  As a result, the Company has recorded $2,075,000 in compensation expense.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Florida Gaming Corporation (the "Company") currently owns and operates two jai-alai and inter-track pari-mutuel wagering facilities (each, a "Fronton," and collectively, the "Frontons") located in South and Central Florida. The Company's business consists primarily of its opera-tions at the Frontons, which include, among other things: live jai-alai, inter-track pari-mutuel wagering ("ITW") on jai-alai, thoroughbred racing, harness racing, dog racing, poker, and the sale of food and alcoholic bever-ages. The Company also owns a third gaming permit which was previously operated by the Company at the Tampa Jai-Alai Fronton in Hillsborough County (Tampa) Florida.

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

JAI-ALAI INDUSTRY

The jai-alai industry live handle (money wagered) generally has declined in the last several years, due to increased gaming competition such as Indian Gaming, gambling cruise ships, and the state-wide lottery. Also, competition in the sports/entertainment area has increased signifi-cantly with more professional sports teams in the Company’s market areas. Average live handle, state-wide on-track handle per performance for the state of Florida fiscal years ended June 30, 2003 and June 30, 2002 was approximately $46,174 and $44,585, respectively. The total number of performances decreased statewide from 1,420 for fiscal year ended June 30, 2002 to 1,170 for the same period in 2003. Aggregate live handle, state-wide, for the fiscal year ended June 30, 2003 decreased approximately 14%. Aggregate live handle for the Company decreased from $58,036,115 in 2002 to $56,077,782 in 2003, a decrease of 3%. For comparison purposes only, the 2002 and 2003 handle figures include SJA. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future. Because the Company’s jai-alai business is tied directly to many, if not all, of the factors which influence the jai-alai industry as a whole, a players strike or the enactment of unfavorable legislation could have an adverse impact on the Company’s performances.

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

The Company sold no houses or lots during the quarter or in the nine months ended September 30, 2004.

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

STOCK OPTIONS

During the quarter ended September 30, 2004, the Company's Board of Directors approved the grant of stock options to its stockholders and officers to purchase an aggregate of 415,000 shares of its common stock  These options have an exercise price of $2.25 and as of September 30, 2004, all of these options shares were vested.  The quoted market value of the Company's stock at the issue date of the options exceeded the exercise price by $5.00 per share.  As a result, the Company recorded $2,075,000 in compensation expense

RESULTS OF OPERATIONS -- THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2003

During the quarter and nine months ended September 30, 2004, the Company's operations reflects four months' operation of live Jai-Alai performances at Miami and Ft. Pierce. A full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce. The Miami facility offers limited ITW products due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria. The Miami fronton also operates six months of each year (from May 1, through October 31) under the Summer Jai-Alai Partnership Agreement (“SJA”), Accordingly, these numbers do not include the Miami facility for the period from May 1, through September 30th, since the facility is operated by the Summer Partnership for that period.

Handle and Operating Revenue have had a significant decrease due to three (3) Hurricanes hitting Florida over a period of  2 months.  The Company’s  Ft. Pierce Jai- Alai  was damaged  by two of the hurricanes.  The  Ft. Pierce  Jai-Alai only operated 5 days during the month of September.  On September 3rd, 2004   Ft. Pierce, FL  was hit by Hurricane Frances, and the Ft. Pierce Jai-Alai received a significant amount of damage and had to be closed from September 3rd though September 21st.  Intertrack operations resumed for three days before Hurricane Jeanne hit Ft. Pierce, FL again  on September 24th.  Again, the Ft. Pierce Jai-Alai suffered significant damage.  The jai-alai was closed and did not reopen until October 15th. Although intertrack operations have resumed, repairs are still being conducted on the building. The Miami Jai Alai suffered no physical damage, but the area was under the threat of hurricanes which caused a significant decrease in attendance.

Handle Analysis for the Quarter Ended September 30, 2004 compared to the Quarter ended September 30, 2003
Total handle (amount of money wagered) for the three months ended September 30, 2004 was $3,869,395 from inter-track wagering compared to $5,831,432 for the three months ended September 30, 2003, a $1,962,037 (34%) decrease.

Handle Analysis for the Nine Months Ended September 30, 2004 compared to the Nine Months Ended September 30, 2003
Total handle for the nine months ended September 30, 2004 was $46,720,730 of which $19,367,280 was from live jai-alai wagering and $27,353,450 was from inter-track wagering.

Total handle (amount of money wagered) for the nine months ended September 30, 2003 was $52,103,906 of which $21,991,365 was from live jai-alai wagering and $30,112,541 was from inter-track wagering.

Revenues for the Quarter Ended September 30, 2004 compared to the Quarter ended September 30, 2003
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended September 30, 2004 were $484,260 compared to pari-mutuel revenues of $662,351, for the same period in 2003. Pari-Mutuel Revenues for the quarter ended September 30, 2004 ($484,260) consisted of $38,101 from live Jai-Alai wagering and $446,159 from Inter-Track Wagering. Pari-Mutuel Revenues for the quarter ended September 30, 2003 ($662,351) consisted of $38,395 from live Jai-Alai wagering and $623,956 from Inter-Track Wagering.

Card room Revenue for the quarter ended September 30, 2004 was $12,864 compared to $13,671 for the quarter ended September 30, 2003.

Admissions income, net of state taxes, for the quarter ended September 30, 2004 was $0, compared to $17,972 for the quarter ended September 30, 2003. The Ft. Pierce Jai-Alai has been offering free admission since May 2004, and will continue to do so until the end of the year. Food, beverage and other income for the three months ended September 30, 2004 and September 30, 2003 were $206,554 and $263,260 respectively. Attendance for ITW performances was approximately 14,274 for the quarter ended September 30, 2004, compared to 23,327 for the same period in 2003, decreasing approximately 9,053 (39%) from the previous year. Attendance continues to decrease, part of the decrease this quarter can be attributed to the new non-smoking law that went into effect July 1, 2003, in the state of Florida.

Total Operating Revenues for the quarter ended September 30, 2004 decreased $253,576 (26%) from $957,254 to $703,678.

Revenues for the Nine Months Ended September 30, 2004 compared to the Nine Months ended September 30, 2003
Pari-mutuel revenues (net of state pari-mutuel taxes) for the nine months ended September 30, 2004 were $5,862,432 compared to pari-mutuel revenues of $6,665,967, for the same period in 2003. Revenues for the nine months ended September 30, 2004 ($5,862,432) consisted of $3,405,873 from live Jai-Alai wagering and $2,456,560 from Inter-Track Wagering. Revenues for the nine months ended September 30, 2003 ($6,665,967) consisted of $3,915,278 from live Jai-Alai wagering and $2,750,689 from Inter-Track Wagering.

Card room Revenue for the nine months ended September 30, 2004 was $302,169. This compares to $121,132 for the nine months ended September 30, 2003. Direct Operating Costs totaled $113,493 and $82,086 for the nine months ended September 30, 2004 and September 30, 2003, respectively. The new card room legislation continues to improve the profitability of the card rooms.

Admissions income, net of state taxes, for the nine month period ended September 30, 2004 was $58,831. This compares to $97,335 for the nine month period ended September 30, 2003. The decrease is contributed to free admission at the Ft. Pierce Jai-Alai. Food, beverage and other income for the nine months ended September 30, 2004 and September 30, 2003 were $1,052,369 and $1,174,241, respectively. Attendance for live jai-alai performances and ITW performances was approximately 213,078 for the nine months ended September 30, 2003, compared to 274,200 for the same period in 2002. A decrease of approximately 61,122 (22%) from the previous year. Attendance has decreased due to the new non-smoking law that went into effect in the state of Florida July 1, 2003 and the hurricanes that have paralyzed businesses in Florida.

Total Operating Revenues for the nine months ended September 30, 2004 decreased $782,873 (10%) to $7,275,803 down from $8,058,675 for the same period in 2003.

General And Administrative Expenses

The following analysis of General and Administrative expenses in this part of the report compares figures for the three and nine month periods ended September 30, 2004 and September 30, 2003.

General and Administrative for Quarter Ended September 30, 2004 compared to the Quarter Ended September 30, 2003
The Company's general and administrative expenses were $2,832,645 and $769,976 for the three months ended September 30, 2004 and September 30, 2003, respectively. The Company’s general and administrative expenses and their comparison to the third quarter last year are as follows: Executive salaries were for the quarter ended September 30, 2004 were $131,156 compared to $134,521 for the quarter ended September 30, 2003 (see consulting fees). Professional fees increased from $46,910 for the third quarter 2003, to $58,002 for the quarter ended September 30, 2004. Consulting fees for the quarter ended September 30, 2004 and September 30, 2003, were $120,000. Consulting fees consist of the salaries of the Chairman/CEO of Florida Gaming being replaced by management fees paid to Freedom Financial Corporation for his services. Travel and entertainment expense decreased $12,156 (20%) for the third quarter 2004, from $60,134 for the third quarter of 2003, compared to $47,978 for the third quarter of 2003. Interest expense totaled $134,518 and $149,511 for the three month period ended September 30, 2004 and September 30, 2003, respectively. The Company recorded $2,075,000 in compensation expense for stock options issued during the third quarter ended September 30, 2004.

General and Administrative for Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003
The Company's general and administrative expenses were $4,431,595and $2,357,411 for the nine months ended September 30, 2004 and September 30, 2003, respectively. The Company’s general and administrative expenses and their comparison on a nine month period in 2004 versus 2003 are as follows: Executive salaries were for the nine months ended September 30, 2004 were $385,456 compared to $409,928 for the nine months ended September 30, 2003 (see consulting fees). Professional fees increased from $189,202 for the nine months ended September 30, 2003, to $211,909 for the nine months ended September 30, 2004, an increase of $22,707 (12%) . Consulting fees for the nine months ended September 30, 2004 were $360,000 compared to $371,125 for the nine months ended September 30, 2003. Consulting fees consist of the salaries of the Chairman/CEO of Florida Gaming being replaced by management fees paid to Freedom Financial Corporation for their services. Travel and entertainment expense totaled $172,424 for the nine months ended September 30, 2004, compared to $185,862 for the nine months ended September 30, 2003. Interest expense totaled $409,012 and $434,320 for the nine month period ended September 30, 2004 and September 30, 2003, respectively. The Company recorded $2,075,000 in compensation expense for the stock options issued during the nine months period ended September 30, 2004.

Operating Expenses

The following analysis of Operating expenses in this part of the report compares figures for the three and nine months ended September 30, 2004 and September 30, 2003.

Operating Expenses for Quarter Ended September 30, 2004 compared to Quarter Ended September 30, 2003
The Company's operating expenses for the three months ended September 30, 2004 and September 30, 2003 were $220,859 and $392,807 respectively. The Company’s operating expenses and their comparison to the third quarter last year are as follow: Depreciation and amortization expense for the three months ended September 30, 2004 and September 30, 2003, was $118,556 and $138,158 respectively. Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending September 30, 2004 and September 30, 2003, were $810,495 and $823,719 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $49,407 for the three months ended September 30, 2004, compared to $61,202 for three months ended September 30, 2003. Utilities expense totaled $156,296 and $150,672 respectively, for the three months periods ended September 30, 2004 and September 30, 2003. Program costs were $16,558 and $24,304, respectively, for the three month period ended September 30, 2004 and 2003. Operating expenses (including payroll costs) for the bar, restaurant, souvenir and concessions costs were $49,719 and $47,115 for the three month periods which ended September 30, 2004 and September 30, 2003, respectively. Operating payrolls and contract labor costs totaled $399,806 and $444,312 for the three month periods ended September 30, 2004 and September 30, 2003, respectively. Of the $399,806, $69,057 was mutuels payroll, $140,258 was maintenance payroll, $10,399 was office payroll, and $180,093 was security payroll. Maintenance expense for the three months ended September 30, 2004, totaled $64,634. Advertising expense for the three months ended September 30, 2004, totaled $29,880 compared to $20,729 for the three months ended September 30, 2003.

Operating Expenses for Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003
The Company's operating expenses for the nine months ended September 30, 2004 and September 30, 2003 were $5,682,191 and $5,767,536, respectively. The Company’s operating expenses and their comparison to the nine months last year are as follow: Depreciation and amortization expense for the nine months ended September 30, 2004 and September 30, 2003, was $396,884 and $425,799 respectively. Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the nine months ended September 30, 2004 and September 30, 2003, were $2,918,851 and $3,000,752 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $454,435 for the nine months ended September 30, 2004, compared to $467,157 for nine months ended September 30, 2003. The components of the 2004 wagering equipment and expenses were $140,034 in ITW tote, interface, and telephone charges; $119,220 in totalizator equipment rental; $78,000 in satellite charges and $117,181 in camera/television rental. Utilities expense totaled $404,567 and $413,856 respectively, for the nine months periods ended September 30, 2004 and September 30, 2003. Program costs totaling $119,234 and 113,615, respectively, are also included in the total operating expenses for the nine month period ended September 30, 2004 and 2003. Operating expenses (including payroll costs) for the bar, restaurant, souvenir and concessions costs were $565,714 and $540,532 for the nine month periods which ended September 30, 2004 and September 30, 2003, respectively.  Operating payrolls and contract labor costs totaled $1,637,521 and $1,670,313 for the nine month periods ended September 30, 2004 and September 30, 2003, respectively. Of the $1,637,521, $461,343 was mutuels payroll, $493,409 was maintenance payroll, $26,876 was admissions payroll, $104,089 was office payroll, and $551,805 was security payroll. Maintenance expense for the nine months ended September 30, 2004,   totaled $213,331. Advertising expense for the nine months ended September 30, 2004, totaled $266,920 compared to $251,243 for the nine months ended September 30, 2003.

Other Income (Expense)
The Company had Other Expense of $194,089, net, for the quarter ended September 30, 2004 ,and Other Expense of $104,273, net, for the three-month period ended September 30, 2003. Other Expense for the quarter ended September 30, 2004 consisted of a loss in Summer Jai-Alai of $128,749, a loss in the real estate division of $81,681 and interest income of $16,341. Other Income for the quarter ended September 30, 2003 included a loss in the real estate division of $226,980, income in Summer Jai-Alai of $105,960, and interest income of $16,747.

The Company had Other Expense of $133,557, net, for the nine-month period ended September 30, 2004. Other Expense for the nine months ended September 30, 2004 consisted of $315,546 in pari-mutuel tax credits, a loss in the real estate division of $305,800, loss in Summer Jai-Alai of $206,156, and interest income of $56,871. This compares to Other Expense of $38,164, net, for the nine-month period ended September 30, 2003. Other Income (net) for the nine months ended September 30, 2003 primarily consisted of $343,573 in pari-mutuel tax credits, a loss in the real estate division of $791,070, income in Summer Jai-Alai of $352,462, and interest income of $56,871.

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
The Company had a net loss of $2,663,221 or ($.87) per common share, for the three months ended September 30, 2004, compared to a net loss of $449,710 or ($.16) per common share for the three month period ended September 30, 2003.

The Company had a net loss of $3,369,173or ($1.15) per common share, for the nine months ended September 30, 2004, compared to net loss of $531,985 or ($.23) per common share for the nine month period ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents at September 30, 2004 was $2,031,841. At September 30, 2004, the Company had a decrease in working capital of approximately $797,382 from December 31, 2003.

During the nine months ended September 30, 2004, net cash used in the Company's operating activities was $533,583. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations. Principal revenues were from net pari-mutuel wagering commissions on live Jai-Alai and ITW events.

During the nine months ended September 30, 2004, cash provided by investing activities was $175,481 compared to $2,794,026 provided by Investing Activities for the nine months ended September 30, 2003. In 2003, the Company’s real estate division sold $2,900,000 in property.

During the nine months ended September 30, 2004, cash used in financing activities was $53,140 compared to $755,381 cash used during the nine months ended September 30, 2003.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

Mortgage Note with CIB Bank, Illinois, dated October 31, 2001 secured by real estate located in Ft. Pierce and Miami,  Florida, the Chairman’s Personal guarantee; and asecurity agreement on furniture, fixtures, equipment, receivables and  intangibles in Miami, Florida. There will be thirty-six installments of $33,911.24 on the 20th day of each month CIB Bank has extended the note for ninety (90) days.

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

(a) List of Exhibits Filed.

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation filed with the Delaware Secretary of State on September28, 2000. (Exhibit 3.1 to Florida Gaming’s 10-QSB for the quarter ended March 31, 2003)

3.2	Corrected Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 14, 2003 to be effective January 27, 2003. (Exhibit 3.2 to Florida Gaming’s 10-QSB for the quarter ended March 31, 2003)

3.3	Bylaws as amended through December 31, 1998 (Exhibit 3.5 to Florida Gaming’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.)

4.1	Amended Certification of Designation of Series B Convertible Preferred Stock and Certificate of Elimination of Series C 8% Convertible Preferred Stock, Series D 8% Convertible Preferred Stock, and Series G 5% Convertible Preferred Stock filed with the Delaware Secretary of State on August 12, 2000. (Exhibit 4.1 to Florida Gaming’s 10-QSB for the quarter ended March 31, 2003)

4.2	Amended Certificate of Designation of Series E 8% Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on January 12, 2001. (Exhibit 4.2 to Florida Gaming’s 10-QSB for the quarter ended March 31, 2003)

4.3	Warranty Agreement dated October 31, 2001 between Florida Gaming and CIB Bank (Exhibit 4.6 to Florida Gaming’s Current Report Form 8-K dated December 6, 2001.)

4.4	Master Stock Option Plan adopted December 31, 2002.(Exhibit 99.1 , Florida Gaming’s Registration Statement on Form S-8 , File No. 333-103654.)

10.1	Loan Agreement dated October 31, 2001 among Florida Gaming, Florida Florida Gaming Centers, Inc., City National Bank of Florida, Trustee, and CIB Bank.( Exhibit 10.44 to Florida Gaming’s Current Report on Form 8-K dated December 6, 2001.)

10.2	Promissory Note dated October 31, 2001 in the face amount of $4,600,000 executed by Florida Gaming Centers, Inc. and City National Bank of Florida, Trustee, in favor of CIB Bank.(Exhibit 10.45 to Florida Gaming’s Current Report on Form 8-K dated December 6, 2001.)

10.3	Guaranty Agreement dated October 31, 2001 between Florida Gaming and CIB Bank.(Exhibit 10.46 to Florida Gaming’s Current Report on Form 8-K dated December 6, 2001.)

10.4	Guaranty Agreement dated October 31, 2001 between W. Bennett Collett and CIB Bank. (Exhibit 10.47 to Florida Gaming’s Current Report on Form 8-K dated December 6. 2001.)

31.1	Certification by Florida Gaming’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Florida Gaming’s Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Florida Gaming’s Chief Executive Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Florida Gaming’s Chief Financial Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

FLORIDA GAMING CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FLORIDA GAMING CORPORATION
(Registrant)

Date: November 15 2004	By: /s/ W. B. Collett
W.B. Collett
Chairman of the Board and Chief Executive Officer

Date: November 15, 2004	By: /s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer

