Form 10KSB
period 2004-12-31
FLORIDA GAMING CORP
filed 2005-03-31
CIK 312065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended OR December 31, 2004

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES  EXCHANGE ACT OF 1934

For the transition period from  _____ to _____.

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

Common Stock ($.20 par value) and Class A Convertible Preferred Stock ($.10 par value)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The registrant's revenues for the most recent fiscal year: $9,466,340

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 25, 2005.

Common stock, par value of $.20 per share - $12,609,406

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares of the registrant's common stock outstanding as of March 25, 2005 - 3,170,150 shares.

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

Description of Business.

General

Florida Gaming Corporation (the "Company") currently owns and operates two jai-alai frontons and inter-track pari-mutuel wagering facilities (each, a "Fronton", and collectively, the "Frontons") located in South and Central Florida. The Company also owns an inactive Jai-Alai pari-mutuel permit for Hillsborough County (Tampa), Florida. The Company's business at this time consists primarily of its opera-tions at the Frontons, which include, live jai-alai performances, inter-track pari-mutuel wagering ("ITW") on jai-alai, horse racing (both thoroughbred and harness) and dog racing, and the sale of food and alcoholic bever-ages. The Fort Pierce location provides inter-track wagering on interstate simulcasting of horse racing, dog racing, and jai-alai from various tracks and frontons in the United States and within the State of Florida. Jai-Alai games are played live and simulcast year round from the Miami facility via satellite to a total of sixty two (62) pari-mutuel wagering locations in Florida, Connecticut, Rhode Island, and to approximately twenty five (25) locations in Mexico, Central America, and Austria. Poker is played at the Miami Jai-Alai Crystal Card Room.

The term "pari-mutuel wagering" refers to the betting by members of the public against each other, and as used in this report, and includes wagering on both live performances and inter-track pari-mutuel wagering.

In November 1997, the Company entered into the real estate development business. See "Real Estate Development."

Since its inception, and before the acquisition of the Fort Pierce Jai-Alai facility in February 1994, the Company engaged in several other lines of business, none of which are currently in operation. The Company was incorporated in Delaware in 1976 as Lexicon Corporation. The Company changed its name in March 1994, to Florida Gaming Corporation. Present management assumed control of the Company in 1993.

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

The consideration for the acquisition of the three WJA frontons included (i) the cancellation of WJA Notes and related obligations acquired by the Company from the Bank of Oklahoma, NA, (ii) the retention by WJA of 200,000 shares of the Company's common stock received by WJA in the sale of the Ft. Pierce facility, and (iii) a profit sharing arrangement between Centers and WJA described below. The Company assumed all liabilities of WJA arising in the ordinary course of the business, subject to certain limitations and exceptions. The Company also assumed the principal amount outstanding under a $500,000 promissory note owed by WJA to Wheeler-Phoenix, Inc. The terms of the note were amended to provide for repayment of principal over a ten year period, following the closing, in equal annual installments of $50,000 plus interest at 6% per annum. See ITEM 3. “Legal Proceedings."

The profit sharing arrangement with WJA is based on Centers' net profits, before income taxes, as defined. The Company agreed to pay WJA 20% of the cumulative net profits of Centers for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per- year cap described below. The cumulative $1,000,000 cap is equal to the product of $1,000,000 multiplied by the completed number of years in the ten-year period, minus the sum of all amounts previously paid under the 20% profit sharing arrangement. In addition, if Centers has net profits in any calendar year during the ten-year period in excess of $5,000,000, but has not paid WJA a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, Centers will pay WJA 5% of the portion of the net profits on which the 20% payment was not made. No net profit payments will be due for any year after the ten-year period. If, during the ten-year period, Centers disposes of any of its significant assets or operations, then WJA would be entitled to receive an amount equal to 10% of Centers gain (net of related carrying costs), if any, on the disposition. The Company previously accrued a disposition payment relating to the gain on the sale of its Tampa and Ocala properties and on certain Miami properties.  In that connection, on April 22, 2002, the Company agreed to pay WJA $200,000 (at $20,000 per month for 10 months) in satisfaction of its obligations to WJA for the disposition payments due on the sale of the properties.

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

During late 2001 and early 2002, the Company and the consulting principals negotiated new agreements. In February, 2002 the Company and Wheeler reached an Agreement to terminate the 2001 Agreement in exchange for a lump-sum settlement of $154,800, which was paid by March 7, 2002. The 2001 Donovan agreement continued his consulting and non-competition agreement for payments of $25,000 in December 2001, $216,000 on January 14, 2002 and $1,000 per month for 60 months through December 2007. All scheduled payments have been made through December 31, 2004.

In 1980, WJA and three other pari-mutuel permit holders formed Summer Jai-Alai Partners ("SJA"), a Florida general partnership, to own a pari-mutuel permit and to conduct pari-mutuel jai-alai operations at the Miami Fronton during the summer months ("Summer Operations"). As part of the acquisition of the WJA assets, the Company acquired and currently owns a 21% interest in SJA. Under the terms of the partnership agreement, certain of the Company's costs and expenses are allocated to Summer Operations based upon specific formulas set forth in the agreement. In addition, pursuant to a lease agreement which expired in the year 2004, SJA rents the Miami Fronton from the Company for the period during which the Summer Operations are conducted. The rental is based upon 1% of handle, plus applicable Florida sales tax. The Company’s 21% interest in SJA is accounted for under the equity method. See “Summer Jai-Alai Partnership”

Cardrooms

Legislation which authorized card rooms at licensed parimutuel facilities (Section 849.086 of the Florida Statutes) became effective January, 1997. The card games are administered and regulated by the Florida Department of Parimutuel Wagering (“DPMW”). Games and are limited to non-banked poker games.

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

As a result of legislation passed during the 2003 legislative session, significant changes were made which amends current provisions for the operation of card rooms at pari-mutuel facilities. The legislation, HB 1059, became law effective August 5, 2003. The most notable changes to the operation of the card rooms are:

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

The Company derives revenue from the operation of the cardroom by charging the patrons a combination of the “rake” and/or the ante up to a set amount. The charge incurred by the patron is assessed per hand per table. The “rake” is defined as a set fee or percentage of the pot assessed by a cardroom operator for providing the services of a dealer, table, and location for playing. The charge may vary for the different types of games the cardroom is authorized to play.

Florida state taxes remain at 10% of revenue and 4% of the revenues are paid to the jai-alai players. The Company is encouraged with the recent changes and believes these changes should improve the overall profitability of the card room operation.

Clean Indoor Air Act

Effective July 1, 2003, an amendment to the Clean Indoor Air Act made all of Florida’s enclosed indoor workplaces smoke-free, with certain exceptions. The jai-alai facilities became smoke free on July 1, 2003. The Company has provided a smoking area to accommodate the smoking patrons. This new law has had a negative impact on attendance.

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

Fronton's Schedule of Jai-Alai Performances

Pursuant to the pari-mutual wagering permit granted by the Florida Department of Pari-Mutuel Wagering (²DPMW²), each Fronton, in order to conduct ITW, must offer a "full schedule" of jai-alai performances of at least 100 live evening and/or matinee performances per year. In addition, the Fronton may offer ITW year-round so long as a pari-mutuel facility in Florida is providing the required number of live performances per year. Each Fronton has received a license from the DPMW to conduct live jai-alai performances during the 2004-2005 season. The Miami Fronton conducts live jai-alai performances year round. Fort Pierce operates on a four-month season. The Ft. Pierce Fronton remains open for ITW year-round during the period (about nine months) when live jai-alai performances are not being conducted.

The Company is permitted to operate a limited number of charitable and scholarship nights in addition to its regular performances. The taxes otherwise due to the State of Florida for such nights are allocated to various charitable causes and scholar-ships as determined by the Company in accordance with Florida law.

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

Employees

The Company had 76 jai-alai players under contract on December 31, 2004.

Players' compensation includes base salary, prizes for winning games played (first, second, third places), and bonuses. The Company enters into seasonal contracts with its players with no provision for vacation. Florida law prohibits any fronton facility from requiring a jai-alai player to perform on more than six consecutive calendar days.

As of December 31, 2004, in addition to jai-alai players, the Company employed approximately 142 part-time employees and 59 full-time employees, none of which are unionized. The Company believes that its present employee relations with its jai-alai players, some of whom belong to the International Jai-Alai Players Association/U.A.W., and the Company's relations with other employees are satisfactory.

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

Industry Overview

The jai-alai industry live handle (money wagered) generally has declined in the last several years, due to increased gaming competition such as Indian Gaming, gambling cruise ships, and the state-wide lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in the Company’s market areas. Average live jai-alai handle, state-wide, on-track handle per performance for the state of Florida fiscal years ended June 30, 2004 and June 30, 2003 was approximately $39,981 and $46,174, respectively. The total number of performances increased statewide from 1,170 for fiscal year ended June 30, 2003 to 1,222 for the same period in 2004. Aggregate live handle, state-wide, decreased from $54,023,200 for the fiscal year ended June 30, 2003 to $48,835,631 for the fiscal year ended June 30, 2004, approximately 10%. Aggregate live handle for the Company decreased from $28,719,303 in 2003, to $24,215,212 a decrease of 16%. For comparison purposes only, the 2003 and 2004 handle figures include SJA. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future. Because the Company’s jai-alai business is tied directly to many, if not all, of the factors which influence the jai-alai industry as a whole, a players strike or the enactment of unfavorable legislation could have an adverse impact on the Company’s performances.

Inter-track wagering has grown significantly since its initiation in the State of Florida in August 1990. The State-wide ITW handle for the State of Florida’s fiscal year ended June 30, 1991 was approximately $109 million. The state-wide ITW handle for the State of Florida decreased from $818.7. million to $762.2 million, for the fiscal years ended June 30, 2003 and 2004, respectively, a decrease of approximately 7%. . The Company’s ITW handle decreased from approximately $80.9 million for the year ended December 31, 2003, to approximately $73.9 million for the year ended December 31, 2004 a decrease of approximately 9%. For comparison purposes only, the 2003 and 2004 ITW handle figures include SJA.

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

The Role of the DPMW. The DPMW, in its administration of the Pari-Mutuel Law, is authorized to adopt reasonable rules for the control, supervision, and direction of all applicants, permittees, and licensees and for holding, conducting, and operating of all pari-mutuel activities in Florida. In addition to its taxation powers already described above, the DPMW's powers include, but are not limited to (1) testing occupational license holders officiating at or participating in any race or game at any pari-mutuel facility for a controlled substance or alcohol, and (2) excluding "certain persons" from any pari-mutuel facility in Florida, including but not limited to persons who have previously engaged in conduct that violates certain Florida laws or regulations. Certain forms of conduct are expressly prohibited at pari-mutuels and include but are not limited to, (1) conniving to prearrange the outcome of a game, (2) use of alcohol or a controlled substance by an official or partici-pant in a jai-alai performance, and (3) bookmaking. Failure to comply with the requirements of the Pari-Mutuel Law can result in a fine imposed by the DPMW of up to $1,000 per offense, as well as a suspension or revocation of a pari-mutuel permit, pari-mutuel license, or an occupational license.

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

Limit on Share Accumulations. Florida law requires that before any person or Company is permitted to obtain a 5% or greater equity interest in a pari-mutuel operator and exercises control with respect to those shares, such person or company must receive the approval of the DPMW. Such person or company must submit to a background investigation equivalent to that required of permit-holders to determine that such person or company has the requisite qualifica-tions for holding a permit. Consistent with Florida law, the Company cannot issue shares of Common Stock to a person or company who would thereby have obtained a 5% or greater equity interest, whether in a single transaction or series of integrated transac-tions, until the purchaser has received the approval of the DPMW.

Required Number of Live Jai-Alai Performances. In order to qualify to offer ITW, a fronton must offer a "full schedule" of live races per year. A "full schedule" of jai-alai means the operation of at least 100 live evening or matinee performances during a year. In this context, a live performance must consist of no fewer than 8 games conducted live for each of a minimum of three performances per week at the permit-holder's facility under a single admission charge. The Company anticipates it will offer at least 100 live evening or matinee performances on an annual basis at its Miami Jai-Alai. The Ft. Pierce Jai-Alai will not have live jai-alai performances in 2005. In September, 2004, the Ft. Pierce Jai-Alai was damaged by two hurricanes. The extensive damage could not be repaired in time for the live jai-alai season which was to begin January 1, 2005.
.
Occupational and Totalizator License Requirements. The DPMW requires that persons "connected with" pari-mutuels have one of two forms of occupational licenses.

One form of occupational license is the "unrestricted license" issued to persons with access to restricted areas such as the backside, racing animals, jai-alai player rooms, the mutuels, or money room, or to persons, who by virtue of the position they hold, might be granted access to such areas. Any person obtaining an unrestricted license must undergo a Federal Bureau of Investiga-tion and Florida Department of Law Enforcement criminal records check as well as submit fingerprints with their application for a license. The category of persons qualifying for unrestricted licenses includes, but is not limited to, trainers, officials, doctors, jai-alai players, owners, members of management, officers, directors, stockholders who own 5% or greater equity interest, and other professional employees.

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

Daily License Fee. During the 2004-2005 live jai-alai season, a Daily License Fee of $40 was assessed for each jai-alai game conducted at each of the Company’s Frontons. The Daily License Fee regulations amendments provide, however, that should an amendment to the Florida Constitution be adopted that would permit casino gambling at pari-mutuels such as the Frontons, the fee would return to $80 per jai-alai game; no such amendment has been passed. Such fee is paid to the DPMW to defray regulatory costs.

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

Miami’s tax credits carried forward into 1999 were $2,427,201and had unused credits totaling $2,502,200 at December 31, 1999. Miami’s loss from operations totaled $301,012 at December 31, 2000, accordingly, its unused credits totaled $2,577,201. For the years 2001, 2002, 2003, and 2004, Miami had unused credits totaling $2,652,201.

2.
Breaks Tax: Jai-alai permit-holders must pay a tax equal to the "breaks." The "breaks" are that portion of each pari-mutuel pool, computed by rounding down to the nearest multiple of $.10, which is not redistributed to the contributors or withheld by the permit-holder as takeout (commission). Breaks tax amounts may be retained, however, by the jai-alai permit-holder for special prize awards.

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

5.
Jai-Alai Tournament of Champions: The amendments adopted in the 1994 Regular Session create a special jai-alai meet called the "Jai-Alai Tournament of Champions Meet" (the "Tournament"). The Tournament, which may be held only once a year and for no longer than four performances over four days, permits permit-holders selected to participate in the Tournament to do so even though they would not otherwise be authorized to conduct a meet at such time. In addition, the participants do not have to pay any taxes on Handle for performances during the Tournament and may apply any credit they receive, up to $150,000 aggregated between all participants, to supplement awards for the performance conducted during the Tournament as well as to taxes otherwise due and payable by them to the State of Florida.

Summer Jai-Alai Partnership

As part of the purchase of the assets of World Jai-Alai (“WJA”), in January, 1997, Florida Gaming Centers, Inc. (“Centers”) acquired WJA’s 21% interest in Summer Jai-Alai (“SJA”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami Jai-Alai. The Company’s Summer partners are Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors. Under the terms of the partnership agreement certain costs and expenses are allocated to Summer Jai-Alai Operations based upon specific formulas as set forth in the agreement.

Pursuant to a lease agreement which expired in 2004, Summer Jai-Alai Operations rented the Miami fronton for the time in which its season was conducted. The rental was based upon 1% of handle.

Pursuant to the settlement of certain partnership disputes, since the 1998 season the Company has maintained the right to operate SJA at its own risk and for its own benefit under annual agreements which require fixed payments to each of the Summer partners. The agreement authorizing the Company’s use of the permit between June 30, 2002 and June 30, 2004 required a fee of $345,000 payable monthly in 12 equal installments. The Company agreed to hold its Summer partners harmless for any and all losses or liabilities incurred through June 30, 2004. After June 30, 2004, the permit agreement terminated and the previous partnership agreement became the controlling document for the operation of SJA by the parties.

Real Estate Development

In November, 1997, the Company entered into a new business - - residential real estate development described below. The following paragraphs outline the background and the Company’s approach going forward as to management and use of the assets acquired. On November 26, 1997, the Company acquired substantially all of the assets of Interstate Capital Corporation ("Interstate"), a wholly-owned subsidiary of Freedom Financial Corporation (“Freedom”). The assets consisted of improved and partially-improved commercial properties and a residential real estate development called Tara Club Estates (collectively, the "Properties"), all of which are situated in Loganville, Walton County, Georgia. As consideration for the purchase, the Company paid Interstate $6,373,265 as follows: (i) the Company issued to Interstate 1,042 shares of Series F 8% Convertible Preferred Stock (the "Series F Preferred Stock") at a stated value of $2,000 per share (convertible into the Company’s common stock ("Common Stock") on the basis of 148.334 shares of the Company’s Common Stock for each $2,000 of stated value of the Series F Preferred Stock), (ii) the Company assumed $1,081,102 of first mortgage promissory notes to lenders secured by a portion of the properties purchased, and (iii) the Company canceled $3,208,163 owed by Freedom to the Company.

These Properties consisted of over 100 fully-developed, and 163 partially-developed, single-family residential home sites, a swim and tennis club facility, and 27 acres of partially-developed commercial property. As of December 31, 2004, approximately two-hundred and fifty-four (254) home sites had been sold. The residential sites are presently selling at an average in excess of $48,000 per site. Prior to the acquisition of the Properties by the Company, thirty-nine homes, having a combined market value of approximately $10,000,000 had been constructed and sold by Freedom at an average price of $250,000 each. The Properties are located on the east side of Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits. Located in western Walton County, Georgia, the Properties are approximately three miles east of the Gwinnett County/Walton line. The population of the Atlanta area is now over four million residents and is continuing to increase. Gwinnett County is located in the Northeast section of Metropolitan Atlanta,.

On October 31, 2002, the Company sold approximately 25 acres of partially developed commercial property for $1,849,087. The sale consisted of $438,551 in cash and a first mortgage note receivable of $1,386,816. The note will bear no interest until May 1, 2003, thereafter, the interest shall accrue at the rate of 6% per annum, and interest only shall be due quarterly until February 1, 2005, and a final installment of interest only on May 1, 2005; thereafter, the note will be payable in quarterly installments of principal and interest with a final payment being due November 1, 2005. Borrower shall have the option of extending quarterly payments of principal and interest an additional four years. The Company recorded a net profit of $12,426.27. On June 1, 2003, the Company received a principal payment of $750,000. On November 18, 2004, the Company received a principal payment of $112,950 and on December 29, 2004 the Company received another principal payment of $67,680. As of December 31, 2004, the note receivable has been reduced to $456,186.

The only property remaining at Tara Club Estates, Inc. for sale is 10 residential building lots, and 3 homes, with an aggregate book value of $1,498,500. In November, 2004, the Company repurchased one of the 254 homes originally sold in the Tara development. The buyers initiated a lawsuit in 2000, alleging various minor complaints. The protracted litigation resulted in substantial legal expense and extensive investment of executive time. In September, 2004, the Company decided to end the litigation and repurchased the property for $650,703. The property was recently appraised at $350,000.

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

Further expansion of gaming opportunities not related to the pari-mutuel industry could also significantly and adversely affect the Company's business. In particular, the expansion of casino gaming in or near the geographic areas from which the Company attracts or expects to attract a significant number of its customers could have a material adverse effect on the Company's business. The Company expects that it will experience significant competition as the emerging casino industry matures.

Potential Dilution and Market Impact From Outstanding Capital Stock and Options. As of March 25, 2004, the Company had 3,170,150 shares of Common Stock issued and outstanding. In addition, as of that date, 1,105,000 shares of Common Stock were issuable upon the exercise of outstanding options and warrants. Additional shares of Common Stock are issuable upon the conversion of outstanding shares of Series A, Series B, Series E and Series F preferred stock. The voting power of each holder of Common Stock would be diluted by the issuance of additional shares of Common Stock. Moreover, the prevailing market price for the Common Stock may be materially and adversely affected by the addition of a substantial number of shares of Common Stock into the market.

Of the 3,170,150 shares of Common Stock issued and outstanding as of March 25, 2005, Persons who may be deemed "affiliates" (as that term is defined under the Securities Act) of the Company or who acquired the shares in a transaction exempt from registration under the Securities Act since March 25, 1995, hold approximately 1,168,657 shares ("Restricted Shares") of the approximately 3,170,150 shares of Common Stock issued and outstanding as of March 25, 2005, of which 1,168,657 shares may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. For additional information with respect to the Restricted Shares, see "ITEM 5. Market for Common Equity and Related Stockholder Matters."

Potentially Volatile Stock Price. The price of the Common Stock on the NASDAQ SmallCap Market in the past two years has shown significant volatility. During 2003 the price of Common Stock ranged from $2.50 and $6.50. During the year 2004, the price of Common Stock ranged from $3.25 to $31.37, In November, 2004, Constitutional Amendment No. 4 was approved statewide by Florida voters. Amendment No. 4 allowed Dade and Broward Counties to hold local referendums to decide whether to install slot machines at the seven (7) pari-mutuel facilities located in those two counties. The Company owns Miami Jai-Alai which is located in Dade county. The state-wide approval of Amendment No. 4 on November 2, 2004, had significant impact on the Company’s common stock. On March 8, 2005, voters of Dade County narrowly rejected the installation of slot machines in the three pari-mutuels located in Dade county.

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

Management of Growth and Restructuring. Since the change in management of the Company in March 1993, the Company has substantially expanded its operations. In 1996, the Company acquired three jai-alai facilities and in 1997 the Company acquired a real estate development near Atlanta, Georgia. The Company has completed a major part of its strategic plan to improve its’ working capital and achieve profitability. The Company completed the sale of the Tampa facility and sold property located near the Miami Fronton not needed in its day-to-day operations, for an aggregate cash consideration for both properties of $12,455,000. These real estate sales reduced the Company’s over-all debt level, thereby reducing interest expense and other operating expenses. To further increase cash flow, the Ocala Jai-Alai was sold July 31, 2000 for $2,500,000. The Company also sold most of the Georgia real estate development during 2003 and 2004.

Refinancing. On October 31, 2001, the Company obtained a loan from CIB Bank, Frankfort, IL for $4,600,000. The Company incurred loan acquisition and closing costs totaling $416,000. These costs consisted of legal fees, bank points and misc. fees. The loan was used to pay off approximately $2,000,000 of unsecured debt and $2,600,000 of secured debt and other unsecured obligations. This refinancing resulted in an interest savings of about $300,000 per year. The loan became due on October 31, 2004, and the loan was extended through  January 31, 2005. The Company is negotiating further extensions.

On October 29,2004, Florida Gaming borrowed $5 million (the "Loan") from Isle of Capri Casinos, Inc., a Delaware corporation ("ICC"), pursuant to a Secured Promissory Note (the "Note"). Under the Note, interest accrues on the unpaid principal balance at an annual rate of 6%. On January 1, 2005 and on the first day of each fiscal quarter thereafter through December 31, 2008, Florida Gaming must make quarterly payments of interest only, in arrears, to ICC, except that during the continuance of any Event of Default (as defined in the Note), interest accrues at an annual rate of 12%. The entire unpaid principal amount of the Note and unpaid interest thereon is payable on the earlier of (i) the sale of all or any material portion of the assets of, or all or any substantial equity interest in, Florida Gaming Centers, Inc., (Centers), or (ii) December 31, 2008. (See Note I - Long Term Debt)

These actions, along with substantial operational cost reductions, and the new Jai-alai Tax relief bill have significantly improved the Company’s operating cash flow and operating efficiencies.

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

Control of the Company.  As of March 25, 2005, W. Bennett Collett, Chairman and Chief Executive Officer of the Company, beneficially owned or controlled directly and by proxy an aggregate of 1,514,491 shares (39.9%) of the Company's issued and outstanding shares of Common Stock (including 1,034,491 shares (31.2%) beneficially owned by Freedom, with respect to which Mr. Collett disclaims beneficial ownership). Mr. Collett is and will be able to exert considerable influence over the election of the Company's directors and the outcome of corporate actions requiring stockholder approval.

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

ITEM 2. Description of Property.

Set forth below is a brief description of the Jai-Alai Frontons:

	Number	Size of	Number of
	Of	Building	Gaming
Location	Acres	Sq.Ft.	Seats
Ft. Pierce	35.00	80,000	2,150
Miami	8.99	165,000	4,389
Totals	43.99	245,000	6,539

The Company's Miami fronton, near Miami International Airport, was built in 1926 and most recently remodeled in 1982. In addition to its jai-alai auditorium, the fronton has a restaurant overlooking the jai-alai court, a banquet room, four television lounges and a 12,000 square foot low-stakes card room that can accommodate up to 80 poker tables. Parking facilities at the Miami fronton (including on-street parking) accommodate about 2,000 cars.

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

 PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

Effective January 27, 2003, Florida Gaming Corporation’s common stock was reverse split two shares of $.10 par value common stock for one share of $.20 par value common stock. No scrip or fractional shares are being issued in connection with the reverse split. Stockholders otherwise entitled to receive a fractional interest were paid cash in an amount equal to the fraction to which the stockholder would otherwise be entitled multiplied by $5.50, which was two times the closing price of the common stock on January 27, 2003 as reported on the OTC bulletin board.

The Common Stock was traded on the NASDAQ SmallCap Market under the trading symbol "BETS" until August 21, 1998, at which time it was delisted. The Common Stock traded on the pink sheets from August 22, 1998 until July 28, 1999. On July 29, 1999 the Common Stock began trading on the Over the Counter - Bulletin Board under the trading symbol “BETS”. On January 28, 2003, the trading symbol was changed to “FGMG”.

The bid prices reflect inter dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The table shows the high and low bid prices for the years 2004 and 2003.

2004	High	Low

For the Quarter Ended:
March 31	4.05	3.25
June 30	6.10	3.30
September 30	11.40	6.00
December 31	29.80	8.00

*************************

2003	High	Low

For the Quarter Ended:
March 31	6.05	3.95
June 30	4.00	2.75
September 30	3.95	2.70
December 31	4.45	3.40

As of December 31, 2004, the Company had approximately 4,000 holders of record of its Common Stock.

Persons who may be deemed “affiliates” of the Company or who acquired the shares in a transaction exempt from registration under the U. S. Securities and Exchange Act (“the “Securities Act”) hold approximately 1,168,657 shares (“Restricted Shares”) of the 3,170,150 shares of Common Stock outstanding as of March 25, 2005, which may only be sold in the public market if such shares are registered under the Securities Act or are sold in accordance with Rule 144 promulgated under the Securities Act. Freedom, the holder of 886,157 Restricted Shares, has demand registration rights for its shares. Freedom and W. B. Collett (“Collett”) entered into an Indemnification Agreement dated May 10, 2002, which Freedom agreed to indemnify and to hold Collett harmless from his personal guarantee of a loan by CIB Bank, Frankfort, Illinois to Freedom in the principal amount of $2,100,000. Freedom is indebted to Collett on various demand promissory notes in the amount of $3,137,000 as of December 31, 2004. As security for Colletts’ personal guaranty to CIB Bank, Freedom pledged to Collett the following shares of Company stock owned by Freedom: 886,157 issued and outstanding shares of common stock, $1,000,000 face amount of Series F Preferred Stock and $200,000 face amount of Series E Preferred Stock.   The Freedom loan at CIB Bank was paid down to $150,000 in September 2004.

In general, under Rule 144 a person (or person whose shares are aggregated) who has beneficially owned Restricted Shares for at least one year, including a person who may be deemed an affiliate of the Company, is entitled to sell within any three-month period up to that number of shares of Common Stock that does not exceed the greater of 1% of the then outstanding shares (approximately 31,701 shares) of Common Stock of the Company or up to the number of shares equal to the average weekly trading volume of the Common Stock on the Over-the-Counter Market during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain restrictions relating to manner of sale, notice, and the availability of current public information about the Company. A person who has not been an affiliate of the Company at any time during the 90 days preceding a sale and who has beneficially owned shares for at least two years could be entitled to sell such shares without regard to the volume limitations, manner of sale provisions and other requirements of Rule 144.

The Company has issued a total of 1,005,000 stock options to purchase common stock of the Company to current or former directors and officers and to certain key employees. The Company has issued 100,000 in warrants in connection with financing in October 2001 with CIB Bank. These option shares have not been registered by the Company for sale in the public market.

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

ITEM 6. Management’s Discussion and Analysis or Plan of Operation.

General

The Company currently owns and operates two jai-alai and inter-track pari-mutuel wagering (²ITW²) facilities located in South Florida. The Company’s business consists primarily of its gaming operations at the Frontons, which include, live jai-alai games, ITW for thoroughbred racing, harness racing, and dog racing and jai-alai. The Company also conducts poker at the Miami facility. The Company sells food and alcoholic beverages at all locations.

Results of Operations

Fiscal Year 2004 Compared with Fiscal Year 2003

During the twelve months ended December 31, 2004, the Company’s operations reflect twelve months operation of live jai-alai performances at the Miami facility. The Ft. Pierce Fronton conducted live jai-alai performances January through April, 2004.

Handle and Operating Revenue have had a significant decrease due to three (3) Hurricanes passing over Florida over a period of 2 months. The Company’s Ft. Pierce Jai- Alai was severely damaged by two of the hurricanes. The Ft. Pierce Jai-Alai only operated 5 days during the month of September. On September 3rd, 2004   Ft. Pierce, FL was in the path of Hurricane Frances, and the Ft. Pierce Jai-Alai received a substantial amount of damage and had to be closed from September 3rd though September 21st. Intertrack operations resumed for three days before Hurricane Jeanne passed through Ft. Pierce, FL on September 24th. Again, the Ft. Pierce Jai-Alai suffered significant damage. The jai-alai fronton was closed and did not reopen until October 15th. Although intertrack operations have resumed, repairs are still being conducted on the building. The Miami Jai Alai suffered no physical damage, but the area was under the threat of several hurricanes which caused a significant decrease in attendance.

The Miami location offers limited ITW product due to blackouts imposed as a result of its close proximity to other South Florida pari-mutuels. The Miami facility, simulcasts its live jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, and most of Central America. The Miami fronton has operated in prior years, six months of each year under the Summer Jai-Alai Partnership Agreement (²SJA²). (See ²ITEM 1. Description of Business².)

COMPARISON DEFINITION

The following analysis of handle, revenues, attendance, operating expenses and general & administrative expenses in this part of the report compares figures for the twelve months ended December 31, 2004 to figures for the twelve months ended December 31, 2003, for the Miami and Ft. Pierce pari-mutuel facilities. Summer Jai-Alai (SJA) was operated 100% by the Company for the years 2004 and 2003. For comparison purposes, the Handle includes SJA figures for 2004 and 2003 since SJA was operated 100% by the Company. Accordingly, the handle numbers in this analysis may differ from the accompanying financial statements.

Handle Analysis

Total Handle for the twelve months ended December 31,2004 was $98,166,845 of which $24,214,924 was wagered on live jai-alai, $25,165,712 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting, and $48,786,209 was wagered on inter-track guest signals carried at the Company’s two frontons.

Total Handle for the twelve months ended December 31,2003 was $109,575,544 of which $28,719,303 was wagered on live jai-alai, $27,358,479 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting, and $53,497,762 was wagered on inter-track guest signals carried at the Company’s two frontons.

Handle Increases and Decreases

Total handle for the twelve months ended December 31, 2004 was $98,167,133 compared to $109,575,544 for the twelve months ended December 31, 2003. Total handle for the twelve months ended December 31, 2004 decreased $11,408,411 or approximately 10.4%.

Live handle and host signal for the twelve-months ended December 31, 2004 was $49,380,924 compared to $56,077,782 for the same period in 2003, a decrease of $6,696,858 or 11.9%.

ITW handle decreased from $53,497,762 in 2003 to $48,786,209 for the same period in 2003, ---a decrease of $4,711,553 (8.8%). Ft. Pierce jai-alai suffered significant damage by two hurricanes.

Pari-Mutuel Revenues

Pari-mutuel revenues, net of state taxes and guest commissions, for the year ended December 31, 2004 were $7,641,640 compared to net pari-mutuel revenues of $8,680,444 for the same period in 2003, a decrease of $1,038,804 (11.9%). Revenues for the twelve months ended December 31, 2004, consisted of $4,389,372 from live and simulcast jai-alai wagering and $3,252,268 from inter-track guest commissions.

Pari-mutuel revenues, net of state taxes and guest commissions, for the year ended December 31, 2003 were $8,680,444 consisting of $5,044,236 from live and simulcast jai-alai wagering and $3,636,208 from inter-track guest commissions.

Card room revenue for the Miami Crystal Card Room for the twelve months ended December 31, 2004 was $430,845 compared to Miami Crystal Card Room revenues of $248,244 for the same period in 2003, an increase of $182,601 (74%).

Admissions income, net of state taxes, for the year ended December 31, 2004, was $66,625, net of state taxes, compared to $125,013 for the year ended December 31, 2003. Program revenue for the year ended December 31, 2004, was $150,412, compared to $156,651 for the year ended December 31, 2003.

Attendance for live jai-alai performances and ITW performances, including Summer Jai-Alai, was approximately 389,041 for the year ended December 31, 2004 compared to 516,552 for the year ended December 31, 2003 a decrease of 127,511 (24.6%). The decrease can be attributed to the adverse impact of the no-smoking ban implemented on July 1, 2003, and due to four hurricanes making landfall in southern Florida in August and September. The Ft. Pierce fronton was closed for approximately one and a half months.

Food and beverage income decreased $40,985 (5.2%) to $739,298 for the year ended December 31, 2004 compared to $780,283 for the year ended December 31, 2003.

Operating Expenses

The Company’s operating expenses for the year ended December 31, 2004 decreased $139,483 (1.7%) to $8,206,571 in 2004 from $8,346,054 in 2003.

Operating payrolls totaled $2,149,397 and $2,266,927 respectively, for the years ended December 31, 2004 and 2003, respectively. This figure excludes player payroll costs, bar restaurant, and concession payroll costs. The $2,149,397 consisted of $614,791 in mutuels payroll, $626,709 in maintenance/janitorial payroll, $728,719 in security payroll, and $179,178 in office and admissions payroll. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Players payroll and related costs for the year ended December 31, 2004, totaled $3,828,928 compared to $3,741,341 for the same period in 2003.

 Repairs and Maintenance expenses for the twelve months ended December 31, 2004, totaled $222,800 compared to $239,947 for the same period in 2003.

Rental and service costs for totalizator wagering equipment also represent a significant portion of operating expenses. These expenses totaled $710,388 for the year ended 2004, compared to $658,825 for the year ended December 31, 2003 - - an increase of $51,563 or 7.8%.

Programs expense totaled $152,878 for the year ended December 31, 2004 compared to $149,854 for the year ended December 31, 2003.

Card Room operating costs consisted of $98,890 in payroll, and other card room operating costs of $68,547 for the twelve months ended December 31, 2004. Card room payroll costs totaled $99,149 and other card room costs were $41,209 for the same period in 2003.

Depreciation and amortization expense for the twelve month period ended December 31, 2004 was $376,531 compared to $443,206, for the same period in 2003.

Utilities expense totaled $567,457 for the year ended December 31, 2004 compared to $535,079 for the year ended December 31, 2003.

General and Administrative Expenses

The Company’s general and administrative expenses increased $2,426,037 (73%) to $5,724,974 for the twelve months ended December 31, 2004, compared to $3,298,937 for the twelve-months ended December 31, 2003. The reason for the increase is stock compensation expense of $2,321,056. If this expense was eliminated there would have been a nominal increase of $104,980 or 3%.

Comparisons of significant categories of general and administrative expense for 2004 versus 2003 are as follows: Executive payroll and director fees were $515,844 in 2004, compared to $533,489 in 2003. Professional fees were $382,709 in 2004 compared to $347,767 in 2003. Consulting fees were $480,000 in 2004, compared to $491,125 in 2003. Travel and entertainment expense in 2004 totaled $242,515 compared to $247,494 in 2003. Telephone and other data line charges were $139,409 in 2004 compared to $146,728 in 2003. Property taxes increased $56,525 (19%) to $347,926 in 2004 up from $291,401 in 2003.

Insurance expense increased $66,069 (11.9%) to $619,254 in 2004, compared to $553,185 in 2003. Employee benefits decreased to $802,730 in 2004 compared to $821,908 in 2003. Employee benefits are mainly health insurance and self insurance costs associated with player personnel.

Interest expense totaled $562,596 in 2004 compared to $557,368 in 2003.

Other Income and Expense

Other expense for the year ended December 31, 2004, was $328,857 compared to other expense of $99,141 for the same period in 2003. The increase of $229,716 is largely due to the write-offs at the real estate division. Summer jai-alai operations decreased $421,288 and state tax credits on handle and admissions decreased $32,314 (5%),and interest and dividend income decreased $8,048.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $5,807,486 at December 31, 2004. The Company had an increase in working capital of approximately $4,033,225 during the year ended December 31, 2004. The increase in working capital is largely due to financing provided by the Isle of Capri Casinos, Inc. in October, 2004.

Net cash used in the Company’s operations totaled $1,366,873 for the year ended December 31, 2004. This increase was due to Stock Option Compensation.

Net cash provided by investing totaled $488,586.

During 2004, net cash provided by financing activities totaled $4,242,690. This increase is due to the loan from Isle of Capri Casinos, Inc.

The Company’s cash flow is currently adequate to meet its’ debts and other obligations as they come due.

The Company received an unqualified opinion from its public accounting firm on its financial statements for the years ended December 31, 2004 and December 31, 2003.

ITEM 7. Financial Statements

List of Financial Statements Filed.

See accompanying Financial Statements:

Balance Sheets as of December 31, 2004 and 2003.

Statements of Income for the years ended December 31, 2004 and 2003.

Statement of Changes in Stockholders’ Equity for the two years ended December 31, 2004 and 2003.

Statements of Cash Flows for the years ended December 31, 2004 and 2003.

Notes to Financial Statements.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 8A. Controls and Procedures

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

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth certain information concerning the Company’s executive officers and directors at December 31, 2004:

Name	Age	Position with the Company	Director or Executive Officer Since

W. Bennett Collett	72	Chief Executive Officer,	1993
		Director and Chairman
W. Bennett Collett, Jr.	49	President , Director, and Chief Operating Officer	1993

Kimberly R. Tharp	47	Chief Financial Officer, Treasurer and Secretary	2002

George Galloway, Jr.	72	Director	1994

Roland M. Howell	89	Director	1995

William Haddon	73	Director	2001

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

George W. Galloway, Jr., M.D. a physician since 1958, served as the medical director of the emergency services at Kennestone Hospital in Marietta, Georgia from 1983 until his retirement in March 1999.

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

ITEM 10. Executive Compensation

Cash Compensation.

The following table sets forth all cash compensation paid by the Company for the fiscal years ended December 31, 2004, 2003, and 2002 to W. Bennett Collett, W. Bennett Collett, Jr. (W. B. Collett, Jr.), and Daniel Licciardi. W. Bennett Collett received no cash compensation from the Company from the time he began service as an executive officer on March 31, 1993 through December 31, 1995.

Summary Compensation Table

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year		Salary	Options/ SARS	All Other Compensation

W. Bennett Collett Chairman of the Board and Chief Executive Officer	2004 2003 2002	$ $ $	* * *	-230,00- -0- -0-	-0- -0- -0-

Daniel Licciardi Vice President-Florida Gaming Centers	2004 2003	$ $	141,300 112,000	-30,000- -0-	-0- -0-
Pari Mutuels Mgr	2002		$112,000	-0-	-0-

W. B. Collett, Jr. President, Director & Chief Operating Officer	2004 2003 2002	$ $ $	224,500 216,000 192,000	-105,000- -0- -0-	-0- -0- $25, 000♦

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

Aggregated Option Exercises in Fiscal 2003 And Year-End Option Values
Number of Securities Underlying Unexercised Options at Fiscal Year End
Name	Shares Acquired on Exercise (#)	Value Realized	Exercisable/ Unexercisable(#)
W. Bennett Collett	-0-	-0-	480,000/-0-
W. B. Collett, Jr.	-0-	-0-	180,000/-0-
Daniel Licciardi	-0-	-0-	47,500/-0-

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

On February 9, 1999, the Board of Directors rescinded the Company’s Directors Stock Option Plan, which was adopted in 1994, and the Company’s Directors Continuing Stock Option Plan, which was adopted in 1997. On the same date, the Board of Directors adopted a new Directors and Officers Stock Option Plan. On February 11, 1999 options were granted to each director, including W. Bennett Collett, and W. B. Collett, Jr. to purchase 30,000 shares Common Stock for $2.25 per share, which was the last sales price of the Common Stock in the over-the-counter market on February 10, 1999. Additional options were granted to executive officers W. Bennett Collett, Chairman and CEO, for 200,000 shares, and W. B. Collett, Jr., Executive Vice-President, for 75,000 shares. The options were exercisable, in whole or in part, from time to time, anytime after August 26, 1999 and before August 11, 2004. Roland M. Howell exercised his options and purchased 30,000 shares of common stock. All other options expired on August 11, 2004.

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

The Company's Board of Directors approved the grant of stock options to its officers on September 10, 2004 to purchase an aggregate of 415,000 shares of its common stock.    These options have an exercise price of $2.25 and as of December 31, 2004, all of these options shares were vested.  The quoted market value of the Company's stock at the issue date of the options exceeded the exercise price by $5.00 per share.  As a result, the Company has recorded $2,075,000 in compensation expense.

On September 22, 2004, options were granted to advisors and consultants to purchase up to 120,000 shares of Common Stock for $6.50 per share, which was the closing price of the stock on September 21, 2004. As a result, the Company has recorded $246,056 in compensation expense.

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

ITEM 11. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information as of March 31, 2005 concerning each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock of the Company and information regarding beneficial ownership of Common Stock, the Class B Common Stock of Freedom, and the Common Stock of Holding by each director and executive officer, and all directors and executive officers as a group. Freedom and W. B. Collett (“Collett”) entered into an Indemnification Agreement dated May 10, 2002, which Freedom agreed to indemnify and to hold Collett harmless from his personal guarantee of a loan by CIB Bank, Frankfort, Illinois to Freedom in the principal amount of $2,100,000. Freedom is indebted to Collett on various demand promissory notes in the amount of $3,137,000 as of December 31, 2004. As security for various demand notes and Colletts’ personal guaranty to CIB Bank, Freedom pledged to Collett the following shares of Company stock owned by Freedom: 886,157 issued and outstanding shares of common stock, $1,000,000 face amount of Series F Preferred Stock and $200,000 face amount of Series E Preferred Stock. Freedom and Holding each may be deemed to be a “parent” of the Company as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Holding’s sole business currently is to hold shares of Freedom. The Freedom loan at CIB Bank was paid down to $150,000 in September, 2004.

	THE COMPANY			FREEDOM		HOLDING
Directors And Executive Officers	Number Of Shares (1)		Percent Of Class (2)	Number Of Shares (1)	Percent Of Class (3)	Number Of Shares (1)	Percent Of Class (4)
W. B. Collett	1,514,491(3)		39.9%	1,109,011(4)	100%	412.1	74.3%
W. B. Collett, Jr	180,000(9)		5.4%	---	---	87.9	15.9%
Kimberly R. Tharp	22,500(12)		<1%	---	---	---	---
Roland M. Howell	463,334(8)		13.8%	---	---	---	---
William C. Haddon	25,000	(11)	<1%	---	---	---	---
George W. Galloway, Jr.	50,000(10)		1.5%	---	---	---	---
All current directors and Executive officers as a group (6 persons) (6)	2,255,325		53..01%	1,109,011(7)	100%	500.00	90.1%

5% Beneficial Owners	Number Of Shares (1)		Percent Of Class (2)	Number Of Shares (1)	Percent Of Class (3)	Number Of Shares (1)	Percent Of Class (4)
Freedom Financial Corporation (8)	1,034,491		31.2	N/A	N/A	N/A	N/A
BOK DPC Asset Holding Corporation*
Roland M. and Dorothy V. Howell(5)(8)	463,334		13.8%	N/A	N/A	N/A	N/A

*BOK sold all their shares of Florida Gaming Corporations Common Stock during calendar year 2004

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

(2)   Based on 3,170,150 shares outstanding as of December 31, 2004. Shares of Common Stock of the Company subject to options exercisable or preferred stock convertible within 60 days are deemed outstanding for computing the percentage of class of the person holding such options or preferred stock, but are not deemed outstanding for computing the percentage of class for any other person.

(3)   Of the 1,514,491 shares, it includes 1,034,491 shares beneficially owned by Freedom, which includes 148,334 shares of the Company into which 1000 shares of the Company’s Series F Preferred Stock owned by Freedom are convertible. Mr. Collett may be deemed to beneficially own the shares held by Freedom, although he disclaims such beneficial ownership of such shares. Mr. Collett can exert considerable influence over the election of the Company’s directors and the outcome of corporate actions requiring stockholder approval. The above number of shares (1,514,491) also includes options granted to Mr. Collett to purchase 480,000 shares of the Company’s common stock.

(4)   Includes 1,109,011 shares owned by Holding. Mr. Collett may be deemed to beneficially own the shares held by Holding, although he disclaims beneficial ownership of such shares.

(5)   Includes 148,334 shares of common stock into which 1000 shares of the Company’s Series F Preferred Stock owned jointly by Mr. and Mrs. Howell are convertible. Of the 463,334 shares, Mr. and Mrs. Howell own 135,000 shares as joint tenants and share voting and investment power, Mr. Howell owns 75,000 shares individually and retains sole voting and investment power with respect to these shares. Mrs. Howell owns 72,500 shares individually and retains sole voting and investment power with respect to these shares. In addition, the above figure (463,334) includes options granted to Mr. Howell to purchase 32,500 shares of the Company’s common stock.

(6)   Includes 1,086,669 shares which may be acquired by all directors and executive officers as a group.

(7)   See Note (5). The address of Freedom Financial Corporation and Freedom Holding, Inc. is 2669 Charlestown Road, Suite D, New Albany, Indiana 47150. The business address of W. B. Collett is 1750 South Kings Highway, Fort Pierce, Florida 34945-3099.

(8)   Roland M. and Dorothy V. Howell’s address is Plaza Venetia, Suite 22 A-B, Miami, Florida 33132.

(9) W. Bennett Collett, Jr. has been granted the option to purchase 180,000 shares.

(10) George W. Galloway has been granted the option to purchase 50,000 shares.

(11) William C. Haddon has been granted the option to purchase 25,000 shares.

(12) Kimberly R. Tharp has been granted the option to purchase 22,500 shares.

ITEM 12. Certain Relationships and Related Transactions

Freedom and Freedom Holding may each be deemed to be a “parent” of the Company as such term is defined in the rules promulgated under the U.S. Securities & Exchange Act, by virtue of Freedom’s beneficial ownership of 30.1% of the Common Stock of the Company and Freedom Holding’s beneficial ownership of 100% of the Common Stock of Freedom. See ITEM 11, “Security Ownership of Certain Beneficial Owners and Management”.

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

   As of December 31, 2004, Florida Gaming Corporation had paid in full the note to Freedom Financial Corporation (“Freedom”). As of December 31, 2004, Freedom has an account receivable from Florida Gaming for $335,317. The receivable is anticipated to be short term.

In April 1999, in order to stimulate lot sales and the construction of new homes in Tara Club Estates, W. Bennett Collett, the Company's Chairman, formed a joint venture with an unaffiliated builder called Tara Construction Co. (the “Joint Venture”). The Joint Venture borrowed $1,200,000 from two commercial banks to finance the purchase of lots and the construction of homes on the lots. The Company sold nine (9) lots to the Joint Venture for an aggregate of $431,000 cash and the Joint Venture pledged the lots to secure the bank loans. The sale of the lots to the Joint Venture resulted in a $212,445 profit to the Company. In June of 1999, the joint venture commenced construction of homes on eight (8) of the lots and subsequently sold three (3) of the lots and houses for an aggregate of $880,000, which resulted in a profit of $76,588. The Joint Venture paid $38,294, which was the Chairman's share of the profits, to the Company. The Company advanced $112,100 to the Joint Venture in 1999 and $451,039 to the Joint Venture in 2000, for an aggregate of $563,139, to help finance the construction of houses on five (5) of the lots. In 2001, the Joint Venture transferred to the Company the five (5) lots and houses and one (1) lot, subject to the mortgages thereon totaling approximately $954,000. During the twelve month period ended December 31, 2002, the Company sold three more homes for a total of $823,400 which resulted in a loss of $74,824. Mr. Collett has agreed to personally indemnify the Company for the loss, if any, resulting from the above described transaction.

The Company’s Tara Club Estates subsidiary leases certain heavy construction equipment from a related party, Freedom Financial Corporation under a verbal month-to-month lease agreement. During 2000, the Company made lease payments to Freedom totaling approximately $265,000 and by mutual agreement of the parties, amortized such payment to expense at the rate of $14,500 per month. On June 25, 2001, Freedom sold a piece of the heavy construction equipment as part of the bulk sale of the residential property and reduced the lease expense to $10,000 a month. On April 1, 2002 the Company reduced the lease expense to $8,000 a month and the Company expensed these lease payments. Accordingly, total lease expense under this lease during 2004 and 2003 was $96,000.

The CIB Bank debt is subject to various monetary and non-monetary convents including a requirement that the debt service coverage ratio for the Company’s Centers subsidiary (EBITDA over scheduled debt service) exceeds 1.85 to 1 at all times. At December 31. 2003, the Company was not in default on any of the required covenants, The CIB Bank debt is personally guaranteed by the Company’s Chairman. In that connection the Company has agreed to compensate the Chairman annually in an amount equal to 2% of the average outstanding balance of the CIB Bank loan on each anniversary date of the loan. As of December 31,2004, such amounts that had been accrued through September 30, 2004 were applied through the line of credit with Freedom Financial Corporation.

Item 13.  Exhibits List and Reports on Form 8-K

(a)	List of Exhibits Filed.

3.1	Registrants Third Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 28, 2005 is attached hereto.
3.2	Registrant’s By-Laws as amended to date filed as Exhibit 3.5 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1998 are incorporated herein by reference as Exhibit 3.2 hereto.
4.1
Registrants 2003 Amended and Restated Master Stock Option Plan filed as Exhibit 99.1 to the Second Post-Effective Amendment of Registrants Registration Statement Form S-8 is incorporated herein by reference as Exhibit 4.1 hereto.

4.2
Warrant Agreement entered into between Registrant and CIB Bank filed as Exhibit 4.6 to Registrant’s Current Report on Form 8-K dated December 6, 2001 is incorporated herein be reference as Exhibit 4.2 hereto.

10.1
Loan Agreement dated October 31, 2001 among Registrant, Florida Gaming Centers, Inc., City National Bank of Florida, Trustee, and CIB Bank filed as Exhibit 10.44 to FGC’s Current Report on Form 8-K dated December 6, 2001 is incorporated herein by reference as Exhibit 10.1 hereto.

10.2
Guaranty Agreement dated October 31, 2001 between Registrant and CIB Bank filed as Exhibit 10.46 to Registrant’s Current Report on Form 8-K dated December 6, 2001 is incorporated herein by reference as Exhibit 10.2 hereto.

10.3
Guaranty Agreement dated October 31, 2001 between W. Bennett Collett and CIB Bank filed as Exhibit 10.47 to Registrant’s Current Report on Form 8-K dated December 6, 2002 is incorporated herein by reference as Exhibit 10.3 hereto.

10.4
Letter Agreement dated October 29, 2004 entered into by and among Registrant, Florida Gaming Centers, Inc., and Isle of Capri Casinos, Inc. filed as Exhibit 10.48 to Registrant’s Current Report on Form 8-K dated November 4, 2004 is incorporated herein by reference as Exhibit 10.5 hereto.

10.5
Shareholders Support and Release of Lien Agreement dated October 29, 2004 entered into among Registrant, Isle of Capri Casinos, Inc., Freedom Financial Corporation, Freedom Holding, Inc., Collett Capital Corporation, and W. Bennett Collett, individually, filed as Exhibit 10.49 to Registrants Current Report on Form 8-K dated November 4, 2004 is incorporated herein by reference as Exhibit 10.5 hereto.

10.6
Shareholders Support Agreement dated October 29, 2004 entered into between Isle of Capri Casinos, Inc. .and Roland and Dorothy Howell filed as Exhibit 10.50 to Registrant’s Current Report on Form 8-K dated November 4, 2004 is incorporated herein by reference as Exhibit 10.6 hereto.

10.7
Agreement dated January 31, 2005 between Florida Gaming Centers, Inc. /d/b/a Miami Jai-Alai, the Summer Jai-Alai partnership and Miami-Date County regarding slot machines in pari-mutuel facilities is attached hereto.

14.0	Registrant’s Code of Ethics adopted by the Board of Directors on May 16, 2003 is attached hereto.
21.0	List of Registrant’s Subsidiaries as of December 31, 2004 is attached hereto.
31.1	Certification by Registrant’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
31.2	Certification by Registrant's Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
99.1	Certification by Registrant’s Chief Executive Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.
99.2	Certification by Registrant’s Chief Financial Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.
99.3
Promissory Note dated January 31, 2005 in the face amount of $833,333 executed by Florida Gaming Centers, Inc. to Calder Race Course, Inc. and West Flagler Associated, LTD., filed as Exhibit 99.3 to Registrant’s Current Report and is attached hereto.

99.4
Promissory Note dated October 31, 2001 in the face amount of $4,600,000 executed by Florida Gaming Centers, Inc. and City national Bank, Trustee, in favor of CIB Bank filed as Exhibit 10.45 to Registrant’s Current Report on Form 8-K dated December 6, 2001 is incorporated by reference as Exhibit 99.1.

99.5
Secured Promissory Note dated October 29, 2004 in the face amount of $5,000,000 executed by Registrant in favor of Isle of Capri Casinos, Inc. filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated November 4, 2004.

(b)	Reports on Form 8-K.
None.

Item. 14  Principal Accountant Fees and Services

Audit Fees. For the year ended December 31, 2004, audit fees were $57,655 compared to $41,700 for the year ended December 31, 2003.

Audit-Related Fees. For the year ended December 31, 2004, audit-related fees were $5,360 compared to $4,325 for the year ended December 31, 2003. Audit-Related fees consisted of a review of 10-KSB and communications with audit committee.

Tax Fees. For corporation tax return preparation for the year ended December 31, 2004, the fees were $6,540 compared to $6,250 for the year ended December 31, 2003.

All Other Fees. Miscellaneous Fees for the year ended December 31, 2004 were $2,638 compared to $408 for the year ended December 31, 2003.

Audit Committee Pre-Approval Policies

The duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent auditor. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which will not be supported by the Internal Revenue Code and related regulations.

To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to any one or more members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate the pre-approval of services to be performed by the independent auditor to management.

All of the services provided by King & Company, PSC and described above under the captions “Audit Fees,” were approved by our Audit Committee.

Company's Website
The Code of Ethics can be viewed on the Company's website @ www.fla-gaming.com

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION

Date: March 31, 2005	By:	/s/ W. Bennett Collett
W. Bennett Collett
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ W. Bennett Collett	Chairman of the Board of Directors and	March 31, 2005
W. Bennett Collett	Chief Executive Officer
(Principal Executive Officer)

/s/ Kimberly R. Tharp	Chief Financial Officer, Secretary and Treasurer	March 31, 2005
Kimberly R.Tharp

/s/ W. Bennett Collett, Jr.	President, Director, and Chief Operating Officer	March 31, 2005
W. Bennett Collett, Jr.

/s/ George W. Galloway, Jr.	Director	March 31, 2005
George W. Galloway, Jr.

/s/ Roland M. Howell	Director	March 31 , 2005
Roland M. Howell

/s/ William C. Haddon	Director	March 31, 2005
William C. Haddon

Audited Consolidated Financial Statements

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Shareholders
Florida Gaming Corporation and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Florida Gaming Corporation and Subsidiaries (a Delaware Corporation) as of December 31, 2004 and 2003 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida Gaming Corporation and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ King + Company, PSC
Louisville, Kentucky
March 4, 2005

CONSOLIDATED BALANCE SHEETS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

	December 31,
	2004	2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,807,486	$2,443,083
Accounts receivable, including ITW	374,426	496,037
Inventory	45,498	69,916
	6,227,410	3,009,036

PROPERTY, PLANT AND EQUIPMENT--Notes C and J
Land	3,895,585	3,895,585
Buildings and improvements	6,433,621	7,208,500
Furniture, fixtures and equipment	944,968	1,956,373
	11,274,174	13,060,458

Less accumulated depreciation	(2,889,057)	(3,927,928)
	8,385,117	9,132,530

REAL ESTATE HELD FOR SALE--Note L	3,333,016	3,004,016

NOTES RECEIVABLE--Note L	942,048	1,098,581

OTHER ASSETS--Notes G and K	965,446	863,780
	$19,853,037	$17,107,943

	December 31,
	2004	2003

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Unclaimed winnings	$96,742	$181,430
Deposits on real estate sales	7,000	8,500
ITW payables	251,008	134,830
Accrued payroll and related expenses	185,563	212,167
Accounts payable and accrued expenses	3,188,420	3,079,258
Current portion of long-term debt--Note I	4,466,107	5,393,506
	8,194,840	9,009,691

LONG-TERM DEBT (less current portion)--Note I	5,416,910	100,000

STOCKHOLDERS' EQUITY--Notes B, D, H and N
Class A cumulative convertible preferred stock; 1,200,000 shares authorized; 33,635 shares issued and outstanding in 2004 and 2003; aggregate 2004 liquidation preference of $396,893	3,363	3,363
Series B cumulative convertible preferred stock; 50 shares authorized; 45 shares issued and outstanding in 2004 and 2003; aggregate 2004 liquidation preference of $71,553	5	5
Series E 8% cumulative convertible preferred stock, 300 shares authorized; 200 and 300 issued and outstanding in 2004 and 2003 respectively; aggregate 2004 liquidation preference of $291,000	20	30
Series F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 issued and outstanding in 2004 and 2003; aggregate 2004 liquidation preference of $2,000,000	200	200
Common stock, $.20 par value, 7,500,000 shares authorized; 3,170,150 and 3,094,698 shares issued and outstanding in 2004 and 2003, respectively.	634,030	618,940
Capital in excess of par value	39,868,399	37,494,923
Accumulated deficit	(34,264,730)	(30,119,209)
	6,241,287	7,998,252
	$19,853,037	$17,107,943

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2004 and 2003

	2004	2003
HANDLE
Live Jai-Alai	$13,683,060	$16,042,110
ITW-Guest	36,337,794	40,246,197
ITW-Host	12,943,755	13,745,060
Total Pari-Mutuel Handle	$62,964,609	$70,033,367

JAI-ALAI MUTUEL REVENUE	$6,961,350	$7,788,999
Less Florida State pari-mutuel taxes incurred--Note E	(778,685)	(829,348)
Less simulcast guest commissions	(1,793,293)	(1,915,415)
INTER TRACK MUTUEL COMMISSIONS	3,252,268	3,636,208
Net Pari-Mutuel Revenue	7,641,640	8,680,444

ADMISSION INCOME, net of State taxes incurred	66,625	125,013
PROGRAM REVENUE	150,412	156,651
FOOD AND BEVERAGE	739,298	780,283
CARD ROOM REVENUE	430,845	248,244
OTHER	437,520	498,473
TOTAL OPERATING REVENUE	9,466,340	10,489,108

OPERATING EXPENSES
Advertising and promotions	500,037	479,386
Operating and mutuels payroll and related costs	2,609,087	2,737,182
Player payroll and related costs	1,721,456	1,717,153
Food and beverage costs	638,160	629,451
Repairs and maintenance	222,800	239,947
Totalizator/teleview rent--Note H	163,722	161,987
ITW and television costs	546,666	496,838
Programs	152,878	149,854
Card room payroll and related costs	98,890	99,149
Other card room operating costs	68,547	41,209
Depreciation and amortization	376,531	443,206
Utilities	567,457	535,079
Miscellaneous, net	540,340	615,613
TOTAL OPERATING EXPENSES	8,206,571	8,346,054

(CONTINUED)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS--CONTINUED

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2004 and 2003

	2004	2003

GENERAL AND ADMINISTRATIVE
Executive payroll and related costs	$488,845	$510,239
Stock options--Note D	2,321,056	-0-
Directors' fees	27,000	23,250
Management consulting--Notes C and G	480,000	491,125
Telephone and travel	380,035	385,939
Professional fees	382,709	347,767
Interest and financing costs--Note I	678,149	696,031
Property taxes	347,926	291,401
Insurance	619,254	553,185
	5,724,974	3,298,937
LOSS FROM OPERATIONS	(4,465,205)	(1,155,883)

OTHER INCOME (EXPENSE)
Real estate development activities--Note L	(488,189)	(1,035,322)
Loss on repurchase of investment property--Note L	(321,703)	-0-
Interest and dividend income	80,166	81,710
State tax credits on handle and admissions--Note E	603,096	635,410
Summer Jai Alai operations--Note K	(202,227)	219,061
	(328,857)	(99,141)

LOSS BEFORE EXTRAORDINARY ITEM	(4,794,062)	(1,253,274)

EXTRAORDINARY ITEM
Gain on insurance settlement for hurricane damage--Note P	862,863	-0-

NET LOSS	$(3,931,199)	$(1,255,024)

Loss per common share - Basic:
Loss from continuing operations	$(1.54)	$(.48)
Extraordinary item	$.28	-0-
Net loss	$(1.26)	$(.48)

Loss per common share - Diluted:
Loss from continuing operations	$(1.54)	$(.48)
Extraordinary item	$.28	-0-
Net loss	$(1.26)	$(.48)

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the two years ended December 31, 2004

	Class A		Series B		Series E		Series F
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital in
	Par Value $.10		Par Value $.10		Par Value $.10		Par Value $.10		Par Value $.20		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Deficit

Balances at January 1, 2003	33,635	$3,363	45	$5	300	$30	2,000	$200	3,094,698	$618,940	$37,494,923	$(28,645,863)

Dividends on Series F preferred stock												(160,000)

Dividends on Series A preferred stock												(30,272)

Dividends on Series E preferred stock												(24,000)

Dividends on Series B preferred stock												(4,050)

Net loss for the year												(1,255,024)

BALANCES AT DECEMBER 31, 2003	33,635	3,363	45	5	300	30	2,000	200	3,094,698	618,940	37,494,923	(30,119,209)

Dividends on Series F preferred stock												(140,000)

Dividends on Series A preferred stock												(30,272)

Dividends on Series E preferred stock												(40,000)

Dividends on Series B preferred stock												(4,050)

Stock options issued											2,321,056

Common stock purchased									30,000	6,000	61,500

Common stock conversion					(100)	(10)			45,452	9,090	(9,080)

Net loss for the year												(3,931,199)

BALANCES AT DECEMBER 31, 2004	33,635	$3,363	45	$5	200	$20	2,000	$200	3,170,150	$634,030	$39,868,399	$(34,264,730)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2004 and 2003

	2004	2003
OPERATING ACTIVITIES
Net loss	$(3,931,199)	$(1,255,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	376,531	543,161
Loss on impairment of assets	149,323	53,873
Stock option compensation	2,321,056	-0-
Gain on involuntary conversion	(862,863)	-0-
Provision for doubtful accounts	98,608	70,000
(Decrease) increase in inventory	24,418	(887)
(Increase) decrease in accounts receivable	23,002	(22,417)
Loss on repurchase of investment property	321,703	-0-
Decrease in unclaimed winnings	(84,688)	(41,042)
Increase (decrease) in accounts payable and accrued expenses	198,736	(832,552)
Realized loss on sale of real estate--Note L	-0-	511,152
Decrease in deposits on real estate sales	(1,500)	(15,000)
NET CASH USED IN OPERATING ACTIVITIES	(1,366,873)	(988,736)

INVESTING ACTIVITIES
Purchases of property and equipment	(1,004,921)	(95,819)
Repurchase of investment property	(650,703)	-0-
Increase in other assets	(113,000)	(11,646)
Insurance proceeds from hurricane settlement	2,250,000	-0-
Capitalized improvement costs	(149,323)	(70,373)
Proceeds from payments of notes receivable	156,533	750,000
Proceeds from the sale of real estate	-0-	2,485,179
NET CASH PROVIDED BY INVESTING ACTIVITIES	488,586	3,057,341

FINANCING ACTIVITIES
Proceeds from long-term loan	5,482,023	119,000
Repayment of short-term debt	(1,092,511)	(841,218)
Sale of Common Stock	67,500	-0-
Dividends paid	(214,322)	(218,322)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,242,690	(940,540)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,364,403	1,128,065

Cash and cash equivalents at beginning of period	2,443,083	1,315,018

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,807,486	$2,443,083

SUPPLEMENTAL DISCLOSURES
Interest paid	$715,925	$463,075
Note receivable to finance sale of real estate--Note L	$-0-	$447,708

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Florida Gaming Corporation (the Company) operates live Jai Alai frontons in Ft. Pierce, and Miami, Florida through its Florida Gaming Centers, Inc. subsidiary (Centers). The Company also conducts intertrack wagering (ITW) on jai alai, horse racing and dog racing from its facilities. In addition, the Company operates Tara Club Estates, Inc. (“Tara”), a residential real estate development and commercial project located near Atlanta in Walton County, Georgia. (See Note M) Approximately 40% of the Company's common stock is controlled by the Company's Chairman and CEO either directly or beneficially through his ownership of Freedom Financial Corporation (Freedom), a closely held investment company.

Basis of Presentation: These consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions have been eliminated. Certain 2003 amounts have been reclassified to conform with their 2004 presentation.

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

Bad Debt Reserve: The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. Allowances for doubtful accounts totaled $98,608 and $120,000 at December 31, 2004 and 2003, respectively.

Other comprehensive income: The Company follows the provisions of Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. The Company had no “other comprehensive income” during either year presented. Accordingly, Comprehensive income is equal to net income in 2004 and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The
Company's liability to host tracks for ITW collections totaled $124,506 and $200,326 at December 31, 2004 and 2003, respectively. Unclaimed winnings (outs) totaled $210,590 and $228,220 at December 31, 2004 and 2003, respectively.

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

Income (Loss) Per Common Share: Basic income (loss) per common share is determined by dividing income (loss), less required dividends on preferred shares ($216,322 and $218,321 in 2004 and 2003, respectively), by the weighted average number of shares of common stock outstanding. Diluted income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options and warrants assuming proceeds are used to repurchase shares pursuant to the treasury stock method plus the weighted average number of shares that would be issued if holders of the Company’s preferred stock converted those shares to common stock using the “if converted” method, unless the use of such methods would be anti-dilutive.

The weighted average number of shares outstanding used in the calculation of both basic and diluted net loss per common share was 3,111,058 and 3,094,698 for 2004 and 2003, respectively.

Options and warrants to purchase 1,105,000 and 1,017,500 shares of the Company’s common stock were outstanding on December 31, 2004 and 2003, respectively. None of the shares subject to option at December 31, 2004 or 2003, net of forfeitures, were included in the computation of diluted loss per common share for either year because their effect would have been antidilutive. The warrants were issued in connection with the Company’s credit facility from CIB Bank, more fully discussed in Note I. Reference is also made to Note D and Note N.

Advertising Costs: Advertising costs benefiting future periods are capitalized and amortized over the appropriate periods. All other advertising costs are expensed as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Stock Options: The Company accounts for stock-based employee compensation arrangements using the intrinsic value method provided in APB 25. Under this method, the cost of compensation is measured by the excess of the quoted market price of the stock over the option price on the grant date (measurement date). The Company's stock option master plan requires the issuance of all options at a price equal to or greater than the market price of the stock on the grant date. Stock options issued for non-compensation purposes are accounted for at fair value pursuant to FASB 123 (See Note D).

Real Estate Development: The Company’s Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition and development costs by the number of lots developed. Revenue is recorded only after the passage of title to the Company’s customer.

NOTE B--PREFERRED STOCK

Class A Preferred: The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The Company has declared and accrued the required dividends for 2004 and 2003.

Each share of Class A preferred is convertible into .1125 shares of common stock at the holder's option. During the years ended December 31, 2004 and 2003, no shares were converted. The Class A preferred is redeemable at the option of the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

Class B Preferred: The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration received by the Company upon initial issuance of each share of the Series B stock was $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. On December 15, 1995, the Board of Directors reserved 300,000 shares of the Company's common stock for issuance upon conversion of the Series B preferred stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. The required Series B dividends were declared and accrued during 2004 and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

NOTE B--PREFERRED STOCK--CONTINUED

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

Holders of Series E Preferred Stock may convert all or any such shares to the Company’s common stock (the “Series E Conversion Shares”) beginning 120 days after the issuance of the Series E Preferred Stock. In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $15.00 and (ii) 80% of the average of the closing bid price of the common stock on the five trading days before conversion. A holder of Series E Conversion Shares may not sell more than 25% of such shares between 120 and 150 days of his purchase of Series E Preferred Stock converted into each share, 50% of such shares between 151 and 180 days of his purchase of Series E Preferred Stock converted into such shares and 75% of such shares between 181 and 210 of his purchase of Series E Preferred Stock converted into each share; holders may generally sell all of their Series E Conversion Shares 211 days after their purchase. On October 31, 2004, 100 shares of Series E Preferred Stock were converted for 45,482 shares of common stock. The Company actually issued 31,671 shares in excess of the number provided in the conversion formula to settle a dispute with the holders of the Series E shares tendered.

Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock. The required Series E dividends were declared and paid during 2004 and 2003.

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

December 31, 2004 and 2003

NOTE B--PREFERRED STOCK--CONTINUED

Upon liquidation, the holders of Series F Preferred Shares shall be entitled to be paid $1,000 per share plus accrued dividends before any distribution to holders of common stock.

The Series F shares are all held by related parties of the Company. 2,000 Series F shares were outstanding at December 31, 2004 and 2003. The required Series F dividends were declared and paid during 2004 and 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

NOTE C--WJA CONTRACT--CONTINUED

In 1996 a principal of WJA (Donovan) entered into a five-year consulting agreement with Centers, with annual compensation of $240,000, plus certain benefits. During late 2001, the Company and Donovan negotiated a new agreement. The 2001 Donovan agreement continued his consulting and non-competition agreement for payments of $25,000 in December 2001, $216,000 on January 14, 2002 and $1,000 per month for 60 months through December 2007. All scheduled payments have been made through December 31, 2004.

NOTE D--STOCK OPTIONS AND WARRANTS

On June 13, 2003, options were granted to advisors and consultants to purchase up to 25,000 shares of Common Stock for $6.78 per share, which was three times the Company’s book value as of March 31, 2003. Options were also granted on September 23, 2003 to a director of the Company to purchase up to 25,000 shares of Common Stock for $3.50 per share, which was the Company’s market value per share at May 16, 2003. Consistent with APB 25, no compensation cost was recognized during 2003 for stock options issued to employees and directors. Had the Company accounted for stock options issued during 2003 using the fair value method (FASB 123), the Company's 2003 compensation expense would have been increased and net loss would have increased by $76,652. Additionally, 2003 basic and diluted loss per share would have increased by $.02.

On September 20, 2004, the Company issued “Non-Plan” Stock Options to its key employees and directors for 415,000 shares of the Company’s common stock. The options vested immediately and are exercisable at any time after March 20, 2005 and before March 20, 2008 at a per share purchase price of $2.25. At the date the options were issued, the quoted selling price of the Company’s stock was $7.25 per share or $5.00 in excess of the exercise price. Accordingly, the Company recorded compensation expense (consistent with the intrinsic value accounting method prescribed by APB 25) totaling $2,075,000 comprising 415,000 shares at $5.00 per share.

On September 22, 2004, options were granted to Company consultants to purchase up to 120,000 shares of common stock for $6.50 per share, an amount equal to the stock’s quoted selling price at that date. As required by FAS 123, the fair value of these options, $246,057, was recorded as compensation expense in the accompanying 2004 Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

NOTE D--STOCK OPTIONS AND WARRANTS--CONTINUED

The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with FASB 123. The assumptions used during 2004 and 2003 to value the Company's stock options were as follows:

	2004	2003

Risk-free rate of return	3.00%	3.00%
Expected forfeitures	None	None
Expected volatility	30.00%	30.00%
Expected dividends	None	None

Warrants for the purchase of 100,000 shares of the Company’s common stock were issued during 2001 to CIB Bank in connection with the Company’s financing with such Bank. The exercise price is $.20 per share. These warrants vested immediately and expire upon redemption of the related Credit Facility. The warrants had a fair value of $.67 each at the date of issue and a total value of $134,379. Such cost was capitalized as a cost of financing. (See Note I).

The number of shares of Common Stock reserved for issuance upon the exercise of fixed conversion rights, options and warrants was 1,420,953 at December 31, 2004.

NOTE E--TAXES ON INCOME, HANDLE AND ADMISSIONS

At December 31, 2004, the Company had tax net operating loss (NOL) carryforwards of approximately $9,432,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2019. However, $1,317,000 of the Company's NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $91,000 per fiscal year under Section 382 of the IRC because Freedom's purchase of Company Stock was considered a change in ownership under the "deemed exercise rule" of IRC Section 382. As a result, only the net operating losses attributable to the period after the "change in ownership" (approximately $8,115,000) are not subject to the Section 382 limitation.

Any deferred tax assets arising from differences from taxable income and financial reporting income are deemed to be offset by an allowance in an equal amount due to the uncertainty of future taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

NOTE E--TAXES ON INCOME, HANDLE AND ADMISSIONS--CONTINUED

The components of the Company’s deferred tax asset/liability are as follows:

	2004	2003

Deferred tax asset:
Net operating loss carryforwards	$3,207,147	$4,225,356
Difference in depreciation methods	(168,812)	104,687
Accounts receivable valuation reserve	33,527	40,800
Real estate valuation reserve	91,457	40,687
Stock options	789,159	-0-
Net deferred tax asset before valuation allowance	3,952,478	4,411,530
Less: Valuation allowance	(3,952,478)	(4,411,530)
Net deferred tax assets	$-0-	$-0-

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

An analysis of the Miami Jai Alai (Miami) tax credits used and accumulated is as follows:

 Miami Jai Alai

Year	Statutory Operating Loss	Taxes Incurred	Tax Credits Used	Cumulative Tax Credit Carried Forward

1997	$(580,041)	$1,606,051	-0-	$1,606,051
1998	(831,326)	1,330,864	$(509,714)	2,427,201
1999	(646,894)	1,219,042	(1,144,043)	2,502,200
2000	(301,012)	1,128,321	(1,053,320)	2,577,201
2001	(441,803)	815,055	(740,055)	2,652,201
2002	(218,207)	712,191	(712,191)	2,652,201
2003	(351,317)	635,411	(635,411)	2,652,201
2004	(985,735)	599,800	(599,800)	2,652,201

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

NOTE E--TAXES ON INCOME, HANDLE AND ADMISSIONS--CONTINUED

Each permit holder is required by Florida State Law to file a periodic (30 day) report summarizing its pari-mutuel handle and its admissions. Taxes are then remitted to the state on the basis of these reports. In this connection, the Company has made two interpretations pertaining to the operation of HB3663, which affect the manner in which it reports taxes due and credits earned. First, management believes the calculation of statutory operating losses should reflect taxes incurred but not tax credits used in a given period. Second, management believes credits used are the equivalent of taxes “paid” for determination of its tax rate on ITW handle. (As a result of legislation enacted July 1, 2000, Miami’s Jai Alai’s tax rate on live handle decreased from 3.85% to 2%.) The 30 day reports filed by the Company for its Miami permit from December, 1998 through December, 2004, as amended, reflect these interpretations.

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

NOTE F--RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching. The Company’s costs for matching employee contributions totalled $70,100 and $75,500 during 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

NOTE G--RELATED PARTY TRANSACTIONS

On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation (“Freedom”), a closely-held corporation owned substantially by the Company’s Chairman. The loan was represented by a promissory note (the “Company Note”) bearing interest at the rate of 15% per annum secured by a first lien on the shares of the Company’s wholly owned subsidiaries, Florida Gaming Centers, Inc. (“Centers”) and Tara Club Estates, Inc. (“Tara”) and by a second lien on substantially all of the Company’s other assets. The Note was guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets. On November 24, 1998, The Company borrowed $1,135,000 from Freedom pursuant to the above arrangement. The principal balance on the loan was $421,035 at December 31, 2003. Accrued interest payable on the loan was $5,278 at December 31, 2003. The Company retired this indebtedness in connection with the Isle of Capri credit facility consummated on October 29, 2004.

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

The Company’s Tara subsidiary leased equipment from Freedom on a month-to-month basis at a cost of $8,000 per month during 2003. In addition, Freedom paid payroll and other expenses on behalf of Tara and made advances to Tara during 2003 totaling $229,000. Tara made payments to Freedom during 2003 totaling $581,000, which exceeded all amounts owed Freedom by $8,000, resulting in an $8,000 account receivable from Freedom at December 31, 2003. During 2004, the Company advanced funds to Freedom for working capital needs. No note was issued by Freedom nor is the advance secured. Included in Other Assets in the accompanying balance sheet at December 31, 2004, is an open account receivable from Freedom totaling $395,000.

Reference is made to Note I regarding the Chairman’s guarantee of the Company’s CIB Bank debt and the related compensation to the Chairman.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

NOTE H--COMMITMENTS AND CONTINGENCIES

Leases: The Company rents totalisator equipment (Autotote) at each fronton under leases which expire October 31, 2005. The totalisator leases require a minimum annual rental at the Miami and Ft. Pierce locations. Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance, under a contract which expires 2005. Total totalisator rental expense and other equipment rental under operating leases for the year ended December 31, 2004 and 2003 was approximately $436,000 and $359,000, respectively. The remaining minimum lease commitments under all operating leases at December 31, 2004 are as follows:

	Miami	Ft. Pierce	Total

2005	$226,200	$124,800	$351,000

The Company also leases certain parking facilities adjacent to its Miami Fronton. This lease dated February 17, 2003, requires monthly lease payments totaling $91,000 per year. The 2005 renewal requires annual payments of $109,000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

NOTE I--LONG-TERM DEBT

The Company's long-term debt comprised the following at December 31, 2004 and 2003:

	December 31, 2004		December 31, 2003
	Current	Long-Term	Current	Long-Term
Mortgage note with CIB Bank, Illinois, dated October 31, 2001 secured by real estate located in Fort Pierce and Miami, Florida, the Chairman’s personal guarantee; and a security agreement on furniture, fixtures, equipment, receivables and intangibles in Miami, Florida payable as follows: thirty-six installments of $33,911.24 on the twentieth day of the month beginning November 2001 and thereafter until October 2004, and a final installment in the amount of all principal then outstanding plus interest on October 31, 2004, extended until January 31, 2005, at the greater of 7.5% or prime rate plus 2% per annum.
	$4,366,107	-0-	$4,442,546	-0-

Open-end line of credit in the amount of $1,500,000 with Freedom Financial Corporation dated November 10, 1999, secured by 2,000 shares of Tara Club Estates, Inc. and 20,000 shares of Florida Gaming Centers Capital Stock (respectively, being all of the issued and outstanding capital stock of said corporations). Interest rate is 15% annually. Line of credit matures upon demand but if no demand is made then note and mortgages will be due in one year.	-0-	-0-	421,035	-0-

Note payable to Wheeler-Phoenix, Inc., assumed in connection with the acquisition of assets described in Note C; principal payable in 10 annual installments plus interest at 6%.	100,000	$50,000	150,000	100,000

Mortgage note dated November 29, 2004 secured by lot #28-B at Tara Club Estates; interest payable monthly at 7% per annum through November 29, 2006.	-0-	50,827	52,716	-0-

Mortgage note dated November 29, 2004 secured by lot #56-A at Tara Club Estates; interest payable monthly at 7% per annum through November 29, 2006.	-0-	181,516	187,640	-0-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

NOTE I--LONG-TERM DEBT--CONTINUED

	December 31,2004		December 31, 2003
	Current	Long-Term	Current	Long-Term
Note payable to Isle of Capri Casinos, Inc., Delaware, dated October 29, 2004, secured by the Company’s capital stock in its Florida Gaming Centers subsidiary and all assets of the Company in Miami, Florida payable as follows: quarterly interest only payments beginning January 1, 2005 and due on the first day of each quarter thereafter at the rate of 6% until December 31, 2008, when either the principal and any interest accrued is due or if the sale of all or material portions of the assets are sold or all or any material amount of equity interest is sold before December 31, 2008 then the note must be paid at that time.
	-0-	5,000,000	-0-	-0-

Mortgage note dated November 29, 2004 secured by lot #48-A at Tara Club Estates; interest payable monthly at 7% per annum through November 29, 2006.	-0-	134,567	139,569	-0-

	$4,466,107	$5,416,910	$5,393,506	$100,000

The approximate maturities of the Company's long-term debt for the years subsequent to December 31, 2004 are as follows: 2005--$4,466,107; 2006--$416,910; 2008--$5,000,000.

On October 31, 2001, the Company obtained a credit facility with CIB Bank totaling $4,600,000. In this connection, the Company incurred loan acquisition and closing costs totaling $416,000. These costs were capitalized and amortized as financing costs over the 36-month term of the credit facility at $11,555 per month, through October 31, 2004.

The CIB Bank debt is subject to various monetary and non-monetary covenants including a requirement that the debt service coverage ratio for the Company’s Centers subsidiary (EBITDA over scheduled debt service) exceeds 1.85 to 1 at all times. At December 31, 2004, the Company was in default of the required covenants. The CIB debt matured on January 31, 2005 (with extension) and the Company is negotiating further extensions. Until further extensions are received, the Company is in default on repayment of the loan. The CIB Bank debt is personally guaranteed by the Company’s Chairman. In that connection the Company has agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the CIB Bank loan on each anniversary date of the loan. During 2004 amounts totaling $246,542 were paid to Freedom Financial Corporation for the benefit of the Company’s Chairman pursuant to the agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

NOTE I--LONG-TERM DEBT--CONTINUED

On October 29,2004, Florida Gaming borrowed $5 million (the "Loan") from Isle of Capri Casinos, Inc., a Delaware corporation ("ICC"), pursuant to a Secured Promissory Note (the "Note"). Under the Note, interest accrues on the unpaid principal balance at an annual rate of 6%. On January 1, 2005 and on the first day of each fiscal quarter thereafter through December 31, 2008, Florida Gaming must make quarterly payments of interest only, in arrears, to ICC, except that during the continuance of any Event of Default (as defined in the Note), interest accrues at an annual rate of 12%. The entire unpaid principal amount of the Note and unpaid interest thereon is payable on the earlier of (i) the sale of all or any material portion of the assets of, or all or any substantial equity interest in, Florida Gaming Centers, Inc., (Centers), or (ii) December 31, 2008.

Under the Note, on October 29, 2004 Florida Gaming was required to repay certain indebtedness owed by it to Freedom Financial Corporation ("Freedom Financial"), an Indiana corporation and the beneficial owner of approximately 4.6% of the voting power of Florida Gaming. The Note further required Freedom Financial to release its security interest in all of the outstanding shares of the capital stock of Centers, its lien and security interest on all of the assets of Centers, and the guarantee by Centers of all of Florida Gaming's obligations under an Agreement for Line of Credit dated November 24, 1998 by and between Florida Gaming and Freedom Financial (collectively, the "Released Security"). The Note also required that Freedom Financial pay to ICC $1,200,000 on October 29, 2004 to repay a portion of certain pre-existing indebtedness owed by Freedom Financial to ICC.

Pursuant to a Pledge Agreement dated October 29, 2004 among ICC, Florida Gaming, and Centers (the "Pledge Agreement"), Florida Gaming's obligations to ICC under the Note are secured by Florida Gaming's pledge to ICC of a continuing security interest in (i) 1,000 shares of the capital stock of Centers owned by Florida Gaming, which constitutes all of the issued and outstanding shares of Centers’ capital stock, (ii) all other property delivered to ICC in substitution for or in addition to the Centers capital stock, and (iii) all products and proceeds of all of the foregoing.

In connection with the Loan, Florida Gaming, Centers, and ICC also entered into a letter agreement dated October 29, 2004 (the "Letter"). Pursuant to the Letter, Florida Gaming and Centers promised that during the period beginning October 29, 2004 and ending on the date (the "Final Approval Date") which is the earlier of (i) the date that is six months after the date on which legislation allowing for the operation of slot machines at the Miami Jai Alai business owned and operated by Centers (the "Miami Jai Alai Business") is duly passed and adopted by the State of Florida and (ii) December 31, 2008, Florida Gaming and Centers will not solicit, initiate, or engage in any discussions or negotiations with any third party relating to any possible agreement or other arrangement involving the acquisition of all or substantially all of the Miami Jai Alai Business from Centers or any other transaction (a "Prohibited Transaction") that would

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

NOTE I--LONG-TERM DEBT--CONTINUED

otherwise materially interfere with or impair or delay the Transaction (as hereinafter defined). The Letter further provides that beginning on October 29,2004 and ending on the date that is six months after the Final Approval Date, but in no event later than December 31, 2008, Florida Gaming, Centers, and ICC will use their commercially reasonable best efforts to negotiate in good faith a definitive agreement providing for the purchase by ICC of the Miami Jai Alai Business (the "Transaction") at a purchase price that is, to the extent that the projected net revenue retained by the Miami Jai Alai Business is greater than or equal to 55%, equal to the greater of: (i) the difference between (a) six times the projected first year EBITDA of the Miami Jai Alai Business and (b) the projected cost to ICC of the development, construction, equipping and opening of the slot machine facility proposed by ICC at the location of the Miami Jai Alai Business; or (ii) $100 million. The Letter further provides that if the projected net revenue is less than 55%, the parties may further negotiate the purchase price with appropriate adjustments for such lesser net revenue.

As further inducement to ICC to provide the Loan, ICC required that Freedom Financial, Freedom Holding, Inc., a Delaware corporation and the owner of 100% of the outstanding equity of Freedom Financial ("Holding"), Collett Capital Corporation, a Delaware corporation and the beneficial owner of approximately 28.6% of the voting power of Florida Gaming ("Collett Capital"), and W. Bennett Collett ("Mr. Collett"), who is the beneficial owner of approximately 90.8% of Collett Capital, enter into a Shareholders' Support Agreement and Release of Liens (the "Shareholders' Support Agreement"). Under the Shareholders' Support Agreement, (i) Freedom Financial agreed to release the Released Security, (ii) Florida Gaming agreed to repay to Freedom Financial certain pre-existing indebtedness, (iii) Freedom Financial agreed to pay to ICC at least $1,200,000 as a prepayment of a portion of pre-existing indebtedness owed by Freedom Financial to ICC, (iv) Freedom Financial, Holding, Collett Capital, and Mr. Collett (collective1y, the "Holders") agreed to not permit discussions or negotiations to continue regarding a Prohibited Transaction, (v) the Holders agreed to vote the stock in Florida Gaming in favor of the Transaction and against any Prohibited Transaction, and (vi) the Holders granted to ICC, contingent upon receipt of all necessary approvals by appropriate Florida regulatory agencies, a proxy to vote their Florida Gaming Stock in favor of the Transaction and against any Prohibited Transaction. Mr. and Mrs. Rowland Howell (a Director), beneficial owners of approximately 13.8% of Florida Gaming's outstanding capital stock, entered into a separate Shareholders' Support Agreement with respect to items (iv), (v), and (vi), above. The grantors of the proxies described are, collectively, the beneficial owners of greater than 50% of the outstanding capital stock of Florida Gaming.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

NOTE J--PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprise the following:
December 31,
	2004	2003

Land	$3,895,585	$3,895,585
Buildings and improvements	6,433,621	7,208,500
Equipment furniture and fixtures	859,058	1,870,463
Vehicles	85,910	85,910
Less accumulated depreciation	(2,889,057)	(3,927,928)
	$8,385,117	$9,132,530

Depreciation expense totaled $365,197 and $425,226 during 2004 and 2003, respectively.

NOTE K--SUMMER JAI ALAI

In conjunction with the acquisition of WJA’s Frontons, the Company acquired WJA’s 21% interest in Summer Jai-Alai (“SJA”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami fronton during the six months between May 1 to October 31 (“Summer Jai-Alai Operations”). The Company’s Summer partners are Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors. The Company’s interest in the partnership is accounted for under the equity method and had a carrying value of $50,657 and $252,883 at December 31, 2004 and 2003, respectively. Under the terms of the partnership agreement certain costs and expenses are allocated to Summer Jai-Alai Operations based upon specific formulas as set forth in the agreement. Total expenses allocated to Summer Jai-Alai aggregated approximately $3,599,000 and $3,715,000 in 2004 and 2003, respectively.

During 2004 FGC and SJA shared dates and performances at the Miami fronton as follows:

	FGC	SJA

No. of months of operations included in revenues	6.0	6.0

No. of performances	230	234

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

NOTE K--SUMMER JAI ALAI--CONTINUED

Pursuant to a lease agreement which expired in 2004, Summer Jai-Alai Operations rented the Miami fronton for the time in which its season was conducted. The rental was based upon 1% of handle. Rent from Summer Jai-Alai Operations approximated $294,000 and $334,000 in 2004 and 2003, respectively, and is included in other operating income in the accompanying statement of operations.

Pursuant to the settlement of certain partnership disputes, since the 1998 season the Company has maintained the right to operate SJA at its own risk and for its own benefit under annual agreements which require fixed payments to each of the Summer partners. The agreement authorizing the Company’s use of the permit between June 30, 2002 and June 30, 2004 required a fee of $345,000 payable monthly in 12 equal installments. The Company agreed to hold its Summer partners harmless for any and all losses or liabilities incurred through June 30, 2004. After June 30, 2004, the permit agreement terminated and the previous partnership agreement became the controlling document for the operation of SJA by the parties. SJA had a loss of $202, 227 for its 2004 summer season. The Company expects to recover $98,608 from its SJA partners for their allocable shares of the loss after June 30, 2004.

SJA distributed $219,476 to the Company during 2003. The Company’s equity in the earnings of SJA totaled $219,061 in 2003. SJA pari-mutuel tax credits available for recovery in 2004 totaled $1,211,666.

NOTE L--REAL ESTATE HELD FOR SALE

The Company’s Tara subsidiary formerly held a commercial and residential real estate development called Tara Club Estates (collectively, “Tara” or the “Properties”), all of which was situated in Loganville, Walton County, Georgia. At January 1, 2003 the Tara commercial property comprised raw land of 26 acres and a Clubhouse amenity adjacent to both the commercial and residential properties and the residential property comprised 37 developed lots and 110 partially developed Tara residential lots. The Company also owned land in Ft. Pierce, Florida held for sale as commercial property comprising 99 acres.

During 2003 Tara sold 137 developed and partially developed residential lots. Total sales and the related cost of the residential lots were as follows:

2003
Total residential sales, less settlement charges	$2,245,830
Total residential cost of sales	(2,932,560)
GROSS LOSS	$(686,730)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

NOTE L--REAL ESTATE HELD FOR SALE--CONTINUED

During 2003, Tara sold its 26 acres of commercial real estate to an independent developer for $1,802,000. As consideration for the sale the Company received $456,000 (25% of purchase price) as a cash down payment and accepted a note payable valued at $1,346,000, from the buyer, secured by the property. The note is due in quarterly installments of interest only at 6% through May 1, 2005, thereafter payable in quarterly installments of principal and interest in the amount of $88,487 through November 1, 2005, with any unpaid principal due at that date. At the borrower’s option the quarterly payments of principal and interest may be extended for up to four years before the remaining principal balance becomes due. During 2003 the Company received a $750,000 principal payment on this note.

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

Also, on May 30, 2003, Tara sold 47 acres, or 108 lots, of partially developed land to the same independent developer for $1,346,770 ($1,350,000 selling price less $3,230 in settlement costs). Tara’s basis in these lots totaled $1,953,810 which resulted in a $607,040 loss on the sale of these lots. As consideration for the sale the Company received $1,350,000 in cash. The Company used $200,000 of the sale proceeds to reduce its real estate development loan from $400,000 to $200,000. Freedom Financial, a related party, also participated in this sale. Freedom sold 28 acres of adjacent property and was allocated $650,000 of the total $2,000,000 transaction proceeds. Proceeds were allocated based upon each company’s acreage sold to total acreage sold.

On September 10, 2003, Tara sold 29 lots to an independent developer for $899,060 ($900,000 selling price less $940 in settlement costs). Tara’s basis in these lots totaled $978,750 which resulted in a $79,690 loss on the sale of these lots. As consideration for the sale the Company received $900,000 in cash. The Company used $200,000 of the sale proceeds to payoff its real estate development loan.

On December 15, 2003, Tara sold the remainder of its commercial real estate for $110,000. Tara’s basis in this real estate totaled $125,000 which generated a $15,000 loss on the sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

NOTE L--REAL ESTATE HELD FOR SALE--CONTINUED

At December 31, 2003, Tara had 10 developed lots and two houses remaining and available for sale with a total estimated fair market value of $1,169,500. During 2004, Tara repurchased a home previously sold to settle a dispute with a buyer. The repurchase price was $650,703 and the fair value of the home acquired was $329,000. Accordingly, a loss on repurchase of this property in the amount of $321,703 is reflected in the accompanying 2004 Statement of Operations.

No homes were sold in 2004 or 2003.

The Company also holds investment real estate in Ft. Pierce, Florida adjacent to its fronton that is under a contract to sell for $3,600,000. The closing is contingent on various factors that could prevent its consummation.

Accordingly, the Company’s property held for sale comprises the following at December 31, 2004 and 2003:

	2004	2003

Ft. Pierce land	$1,834,516	$1,834,516
Tara Club Estates (10 residential lots)	405,000	405,000
Tara Club Homes (3 homes)	1,093,500	764,500
	$3,333,016	$3,004,016

The Company has completed its development activities and will expend no additional resources to further develop its properties. Accordingly, future expenses incurred related to these properties will be expensed as incurred.

The Company’s real estate development activities comprise a separate segment of its operations. (See Note M)

NOTE M--SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”. Statement 131 requires companies to report information about the revenues derived from the enterprise’s segments, about the geographical divisions in which the enterprise earns revenues and holds assets, and about major customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

NOTE M--SEGMENT INFORMATION--CONTINUED

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

	Centers	Tara
2004 Segment Information by Group
Customer Revenues	$9,466,340	-0-
Operating Loss	(4,176,034)	$(411,463)
Other Income	400,869	-0-

2003 Segment Information by Group
Customer Revenues	$10,489,108	$2,431,909
Operating Loss	(1,077,884)	(1,035,322)
Other Income	854,471	-0-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

NOTE N--REVERSE STOCK SPLIT

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

NOTE O--REFERENDUM ON CASINO GAMING SUBSEQUENT TO BALANCE SHEET DATE

In November, 2004 voters in Florida approved an amendment to the Constitution of the State of Florida to allow Broward and Dade Counties in Florida the local option to hold elections to approve certain types of casino gaming at pari mutuel betting facilities within each county. In March, 2005 local option elections were held in Broward and Dade Counties. The Company’s Miami fronton is in Dade County.

The local referendum passed in Broward County and failed in Dade County. State Law prohibits a similar local option referendum in Dade County for two years. The Company expects another local option ballot to be held in Dade County at the conclusion of the two year waiting period.

On January 31, 2005 the Company agreed to pay Dade County for certain “infrastructure improvements” required by the County in connection with the referendum. The arrangement required the Company to make an initial payment of $500,000 to Dade County in January, 2005. A second payment of $833,000 was made on behalf of the Company by two other pari-mutuel facilities in Dade County. In consideration for this payment, the Company issued a note payable to these parties. The Company’s obligation to repay the $833,000 note is contingent on the passage of the gaming question on a future referendum. Accordingly, the Company does not intend to record this obligation until such time as the referendum passes.

NOTE P--INVOLUNTARY CONVERSION

During 2004, the Company’s Ft. Pierce facilities were damaged by a hurricane. The Company’s insurance carrier issued a payment of $2,250,000 to the Company in settlement of the claims made to repair or replace the Ft. Pierce buildings or their components. The Company incurred approximately $100,000 in expenses related to drying the remaining interior portions of the buildings. The carrying value of the Ft. Pierce assets damaged totaled $1,287, 137. Accordingly the Company’s gain on the insurance settlement totaled $862,863. There were no income taxes resulting from the gain because the Company incurred a net operating loss for income tax purposes in 2004. The gain was treated as an Extraordinary Item in the accompanying 2004 Statement of Operations since the hurricane damage sustained was both unusual and infrequent.

