Form 10QSB
period 2005-03-31
FLORIDA GAMING CORP
filed 2005-05-16
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

F O R M 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

YES    X           NO ___

3,170,150 shares of the issuer's Common Stock were outstanding as of the latest practicable date, May 16 , 2005 .

Transitional Small Business Disclosure Format:

YES ___    NO   X

FLORIDA GAMING
CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31	December 31,
ASSETS	2005	2004

CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$4, 976,611	$5,807,486
Accounts receivable	685,245	374,426
Inventory (Note 2)	43,510	45,498
Total current assets	$5,705,366	$6,227,410

PROPERTY AND EQUIPMENT:
Land	$3,555,677	$3,895,585
Buildings and Improvements	6,355,594	6,433,621
Furniture, fixtures and equipment	1,374,138	944.968
Construction work in progress	243,247	0
	$11,528,656	$11,274,174
Less accumulated depreciation	(2,950,914)	(2,889,057)
	$8,577,742	$8,385,117

REAL ESTATE HELD FOR SALE	3,333,016	3,333,016
MORTGAGE RECEIVABLE	948,073	942,048
OTHER ASSETS	769,845	965,446
	$19,334,042	$19,853,037

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2005	2004
CURRENT LIABILITIES Accounts payable and accrued expenses (Note 2)	$3,700,223	$3,728,733
Short-term borrowing and current portion of long-term debt	4,459,470	4,466,107
Total current liabilities	$8,159,693	$8,194,840
LONG-TERM LIABILITIES
Long-term portion notes payable	5,450,845	5,416,910

STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):

Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 33,635 shares issued and outstanding at March 31, 2005 and December 31, 2004	3,363	3,363

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at March 31, 2005 and December 31, 2004	5	5

Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 200 Shares issued and outstanding at March 31, 2005 and December 31, 2004	20	20

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at March 31, 2005 and December 31, 2004	200	200

Common stock, $.20 par value, authorized 7,500,000 shares, 3,170,150 issued and Outstanding at March 31, 2005 and December 31, 2004	634,030	634,030
Capital in excess of par value	39,868,399	39,868,399
Accumulated deficit	(34,782,513)	(34,264,730)
Total stockholders’ equity	5,723,504	6,241,287
Total liabilities and stockholders’ equity	$19,334,042	$19,853,037

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended

	March 31, 2005	March 31, 2004
HANDLE
Live Jai-Alai Wagering	$12,548,901	$14,592,403
Inter-Track Wagering	14,100,411	14,473,426
	$26,649,312	$29,065,829
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net of State Taxes	$2,003,620	$2,542,967
Inter-Track Commissions	1,203,137	1,209,122
	$3,206,757	$3,752,089
OTHER REVENUE
Programs, Food, Beverage and Other	316,291	521,927
Cardroom Income	262,804	207,058
Admissions Income, net of taxes	13,618	43,454
Total Operating Revenue	$3,799,470	$4,524,528

EXPENSES
Operating	$3,113,352	$3,860,312
General and Administrative	1,342,006	810,917
Depreciation & Amortization	64,690	158,065
	$4,520,048	$4,829,294

LOSS FROM OPERATIONS	$(720,578)	$(304,766)

OTHER INCOME (EXPENSE)
Summer Jai-Alai	648	(83,423)
Real Estate Division	(70,264)	(102,663)
Pari-Mutuel Tax Credits	303,182	235,982
Interest Income	13,230	18,719
	246,796	68,615

NET LOSS	$(473,782)	$(236,151)

Basic Income (Loss) per Common Share	($0.17)	($0.09)
Diluted Income (Loss) per Common Share	($0.17)	($0.09)
Weighted Avg Common Shares outstanding	3,170,150	3,094,698

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	March 31,	March 31,
	2005	2004
Cash flows from operating activities:
Net Loss	$(473,782)	$(236,151)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and Amortization	64,689	158,065
Loss on Impairmant of Assets	27,989	34,875
Decrease (increase) in Inventory	1,988	(571)
Increase in Accounts Receivable	(455,322)	(124,450)
Increase (decrease) in A/P and Accrued Expenses	165,383	131,849
Net cash used in operating activities	(669,055)	(36,383)

Investing Activities:
Purchases of Property and Equipment	(254,482)	(14,648)
Capitalized Improvement Costs	(27,989)	(34,875)
Decrease (Increase) in note receivable	6,024	(14,121)
Decrease in Other Assets	131,328	109,812
Net proceeds provided by (used in) investing activities	(145,119)	46,168

Financing Activities:
Proceeds from Borrowing	41,936	34,000
Repayment of Debt	(14,637)	(18,582)
Dividends Paid	(44,000)	(46,000)
Net cash used in financing activities	(16,701)	(30,582)

NET DECREASE IN CASH	(830,875)	(20,797)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,807,486	2,443,083
CASH AND CASH EQUIVALENTS AT MARCH 31, 2005 AND MARCH 31, 2004	$4,976,611	$2,422,286

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$176,872	$136,504

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

Commercial Property Held for Sale: The Company's investment in commercial property held for resale was $3,333,016 at March 31, 2005. The commercial property consists of approximately 100 acres of land owned adjoining the Ft. Pierce Jai-Alai facility with a fair market value of $1,834,016. Tara Club Estates has 10 residential lots and 3 homes for sale with a fair market value of $1,498,500.

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

Reclassification: Certain 2004 amounts have been reclassified to conform with their 2005 presentation.

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

For the years 2003 and 2004 Miami had unused credits totaling $2,652,201. Tax credits are used to satisfy the Company’s obligation to pay taxes incurred on handle and admission. Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of the amounts of future tax credits.

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

(5) INCOME (LOSS) PER COMMON SHARE

The net loss per common share for the quarter ended March 31, 2005 was ($.17) which was calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarter ended March 31, 2005 was 3,170,150.

The net loss per common share for the quarter ended March 31, 2004 was ($.09) and was calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended March 31, 2004 was 3,094,698.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the quarter or three months ended March 31, 2005 and March 31, 2004, because the effect would be antidilutive.

(6) PREFERRED STOCK

CLASS A PREFERRED STOCK
The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The Company paid the required dividend for 2001 in 2002. The 2002 dividend was declared in 2002 and made payable in 2003. The 2003 dividend was declared in 2003 and made payable in 2004. The 2004 dividend was declared in 2004 and made payable in 2005. The 2004 dividends have not been paid. Each share of Class A preferred is convertible into .1125 shares of common stock at the holder's option. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

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

Holders of Series E Preferred Stock may convert all or any such shares to the Company’s common stock (the “Series E Conversion Shares”) beginning 120 days after the issuance of the Series E Preferred Stock. In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.50 and (ii) 80% of the average of the closing bid price of the common stock on the five trading days before conversion. A holder of Series E Conversion Shares may not sell more than 25% of such shares between 120 and 150 days of his purchase of Series E Preferred Stock converted into each share, 50% of such shares between 151 and 180 days of his purchase of Series E Preferred Stock converted into such shares and 75% of such shares between 181 and 210 of his purchase of Series E Preferred Stock converted into each share; holders may generally sell all of their Series E Conversion Shares 211 days after their purchase. On October 31, 2004, 100 shares of the Series E Preferred Stock were converted for 45,482 shares of common stock. The Company actually issued 31,671 shares in excess of the number provided in the conversion formula to settle a dispute with the holders of the Series E shares tendered. There were 200 shares of Class E Preferred stock outstanding at December 31, 2004 and March 31, 2005.

Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock.

CLASS F PREFERRED STOCK
The Company is also authorized to issue up to 2,500 shares of Series F 8% Cumulative Convertible Preferred Stock (the “Series F Preferred Stock”), which provides annual dividends at the rate of 8% of the shares’ stated value. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company’s Board of Directors, such dividends may be paid in shares of the Series F Preferred Stock. Holders of Series F Preferred Stock may convert all or any of such shares to the Company’s common stock at any time. Each share of Series F Preferred Stock shall be converted into 148.3345 shares of common stock (the “Conversion Stock”). The number of shares of Conversion Stock into which each share of Series F Preferred Stock shall be converted shall be proportionately adjusted for any increase or decrease in the number of shares of common stock or Series F Preferred Stock. Upon liquidation, the holders of Series F Preferred Shares shall be entitled to be paid $1,000 per share plus accrued dividends before any distribution to holders of common stock. There were 2,000 shares of Class F Preferred Stock outstanding as of December 31, 2004 and March 31, 2005.

The Class A Preferred Stock, the Series B Preferred Stock, the Series E Preferred Stock, and the Series F Preferred Stock are all equal in rank with respect to the payment of dividends and with respect to the distribution of assets upon liquidation of the Company.

(7) COMMITMENTS AND CONTINGENCIES

Isle of Capri Casinos, Inc. On October 29,2004, Florida Gaming borrowed $5 million (the "Loan") from Isle of Capri Casinos, Inc., a Delaware corporation ("ICC"), pursuant to a Secured Promissory Note (the "Note"). Under the Note, interest accrues on the unpaid principal balance at an annual rate of 6%. On January 1, 2005 and on the first day of each fiscal quarter thereafter through December 31, 2008, Florida Gaming must make quarterly payments of interest only, in arrears, to ICC, except that during the continuance of any Event of Default (as defined in the Note), interest accrues at an annual rate of 12%. The entire unpaid principal amount of the Note and unpaid interest thereon is payable on the earlier of (i) the sale of all or any material portion of the assets of, or all or any substantial equity interest in, Florida Gaming Centers, Inc., (Centers), or (ii) December 31, 2008.

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

Pursuant to a Pledge Agreement dated October 29, 2004 among ICC, Florida Gaming, and Centers (the "Pledge Agreement"), Florida Gaming's obligations to ICC under the Note are secured by Florida Gaming's pledge to ICC of a continuing security interest in (i) 1,000 shares of the capital stock of Centers owned by Florida Gaming, which constitutes all of the issued and outstanding shares of Centers' capital stock, (ii) all other property delivered to ICC in substitution for or in addition to the Centers capital stock, and (iii) all products and proceeds of all of the foregoing.

In connection with the Loan, Florida Gaming, Centers, and ICC also entered into a letter agreement dated October 29, 2004 (the "Letter"). Pursuant to the Letter, Florida Gaming and Centers promised that during the period beginning October 29, 2004 and ending on the date (the "Final Approval Date") which is the earlier of (i) the date that is six months after the date on which legislation allowing for the operation of slot machines at the Miami Jai Alai business owned and operated by Centers (the "Miami Jai Alai Business") is duly passed and adopted by the State of Florida and (ii) December 31, 2008, Florida Gaming and Centers will not solicit, initiate, or engage in any discussions or negotiations with any third party relating to any possible agreement or other arrangement involving the acquisition of all or substantially all of the Miami Jai Alai Business from Centers or any other transaction (a "Prohibited Transaction") that would  otherwise materially interfere with or impair or delay the Transaction (as hereinafter defined). The Letter further provides that beginning on October 29,2004 and ending on the date that is six months after the Final Approval Date, but in no event later than December 31, 2008, Florida Gaming, Centers, and ICC will use their commercially reasonable best efforts to negotiate in good faith a definitive agreement providing for the purchase by ICC of the Miami Jai Alai Business (the "Transaction") at a purchase price that is, to the extent that the projected net revenue retained by the Miami Jai Alai Business is greater than or equal to 55%, equal to the greater of: (i) the difference between (a) six times the projected first year EBITDA of the Miami Jai Alai Business and (b) the projected cost to ICC of the development, construction, equipping and opening of the slot machine facility proposed by ICC at the location of the Miami Jai Alai Business; or (ii) $100 million. The Letter further provides that if the projected net revenue is less than 55%, the parties may further negotiate the purchase price with appropriate adjustments for such lesser net revenue.

Registration Rights: The Company has committed upon certain terms and conditions, to register for resale, certain shares held by other parties, allowing those shares to be publicly traded. The Company intends to use reasonable efforts to comply with these commitments.

Leases: The Company rents totalizator equipment (Autotote) at each fronton under leases which expire October 31, 2005. The totalizator leases require a minimum annual rental at the Miami and Ft. Pierce locations. Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance, under a contract which expires 2005. Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2004 and 2003 was approximately $436,000 and $351,000, respectively. The remaining minimum lease commitments under all operating leases at December 31, 2004 total $359,000 per year ($226,200 at Miami, and $124,800 at Ft. Pierce) and expire in October, 2005. The Company also leases certain parking facilities adjacent to Miami Fronton. This lease dated February 17, 2003, requires monthly lease payments totaling $91,000 per year. The 2005 renewal requires annual payments of $109,000.

The Company’s Tara Club Estates subsidiary leases certain heavy construction equipment from a related party, Freedom Financial Corporation under a verbal month-to-month lease agreement. On June 25, 2001, Freedom sold a portion of the equipment as part of the bulk sale of the residential property. The Company leased various vehicles and heavy construction equipment from Freedom at a cost of $10,000 a month though March 31,2002 when Freedom agreed to reduce the equipment rental fee to $8,000 per month. Accordingly, total lease expensed under this lease during 2004 was $96,000 and for the first three months of 2005 was $24,000. In preparing the properties for sale, the Company capitalized its expenses under this lease as part of its cost to develop the residential and commercial properties owned by the Tara Club Estates subsidiary until March 31, 2002, when the company started to expense the lease payments. Total lease expense capitalized under this arrangement since the lease’s inception in 1998 is $615,000 and $318,000 has been expensed.

Litigation Costs: Legal fees incurred in the normal course of the Company's business activities during 2005 totaled approximately $41,164. Such costs are included in General & Administrative expenses in the accompanying Statements of Operations.

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

Summer Jai Alai
As part of the purchase of the assets of World Jai-Alai (“WJA”), in January, 1997, Florida Gaming Centers, Inc. (“Centers”) acquired WJA's 21% interest in Summer Jai-Alai (“SJA”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami Jai-Alai. The Company's Summer partners are Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors. Under the terms of the partnership agreement certain costs and expenses are allocated to Summer Jai-Alai Operations based upon specific formulas as set forth in the agreement.

Pursuant to a lease agreement which expired in 2004, Summer Jai-Alai Operations rented the Miami fronton for the time in which its season was conducted. The rental was based upon 1% of handle.

Pursuant to the settlement of certain partnership disputes, since the 1998 season the Company has maintained the right to operate SJA at its own risk and for its own benefit under annual agreements which require fixed payments to each of the Summer partners. The agreement authorizing the Company's use of the permit between June 30, 2002 and June 30, 2004 required a fee of $345,000 payable monthly in 12 equal installments. The Company agreed to hold its Summer partners harmless for any and all losses or liabilities incurred through June 30, 2004. After June 30, 2004, the permit agreement terminated and the previous partnership agreement became the controlling document for the operation of SJA by the parties.

(8) ACQUISITION OF WJA ASSETS

On September 12, 1996, the Company acquired from the Bank of Oklahoma, N.A., Tulsa, Oklahoma secured notes of WJA (the "WJA Notes") with balances aggregating about $20,000,000 . The WJA Notes were secured by real estate and improvements consisting of three jai-alai and ITW facilities located at Miami, Tampa and Ocala, Florida (the "WJA Frontons"). Consideration for the WJA Notes was a combination of $2,000,000 in cash, a $6,000,000 promissory note bearing interest at the prime rate, a $1,000,000 non-interest bearing promissory note, and 703,297 shares of the Company's Common Stock.

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

(9) REAL ESTATE HELD FOR SALE

The Company’s Tara subsidiary owns a commercial and residential real estate development called Tara Club Estates (collectively, “Tara” or the “Properties”), all of which is situated in Loganville, Walton County, Georgia. At March 31, 2005, Tara had 10 developed lots and three houses available for sale with a total estimated fair market value of $1,498,500.

The Company’s owns approximately 100 acres of commercial property in Ft. Pierce, Florida which is held for sale @ $1,834,516.

(10) RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.

(11) RELATED PARTY TRANSACTIONS

On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation (“Freedom”), an affiliate, with the loan to be represented by a promissory note (the “Company Note”) bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company’s wholly-owned subsidiaries, Florida Gaming Centers, Inc. (“Centers”) and Tara Club Estates, Inc. (“Tara”) and by a second lien on substantially all of the Company’s other assets. The Company Note is guaranteed by Centers and Tara with their guaranties secured by a second lien on substantially all of their respective assets. On November 24, 1998, the Company borrowed $1,135,000 from Freedom pursuant to the above arrangement. The company retired this debt in October of 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL

Florida Gaming Corporation (the "Company") currently owns and operates two jai-alai and inter-track pari-mutuel wagering facilities (each, a "Fronton," and collectively, the "Frontons") located in South and Central Florida. The Company's business consists primarily of its opera-tions at the Frontons, which include, among other things, live jai-alai, inter-track pari-mutuel wagering ("ITW") on jai-alai, thoroughbred racing, harness racing, and dog racing, poker, and the sale of food and alcoholic bever-ages. The Company also owns a third gaming permit which was previously operated by the Company at the Tampa Jai-Alai Fronton in Hillsborough County (Tampa) Florida.

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

JAI-ALAI INDUSTRY

The jai-alai industry live handle (money wagered) generally has declined in the last several years, due to increased gaming competition such as Indian Gaming, gambling cruise ships, and the state-wide lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in the Company's market areas. Average live jai-alai handle, state-wide, on-track handle per performance for the state of Florida fiscal years ended June 30, 2004 and June 30, 2003 was approximately $39,981 and $46,174, respectively. The total number of performances increased statewide from 1,170 for fiscal year ended June 30, 2003 to 1,222 for the same period in 2004. Aggregate live handle, state-wide, decreased from $54,023,200 for the fiscal year ended June 30, 2003 to $48,835,631 for the fiscal year ended June 30, 2004, approximately 10%. Aggregate live handle for the Company decreased from $28,719,303 in 2003, to $24,215,212 in 2004 a decrease of 16%. For comparison purposes only, the 2003 and 2004 handle figures include SJA. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future. Because the Company's jai-alai business is tied directly to many, if not all, of the factors which influence the jai-alai industry as a whole, a players strike or the enactment of unfavorable legislation could have an adverse impact on the Company's performances.

Inter-track wagering has grown significantly since its initiation in the State of Florida in August 1990. The State-wide ITW handle for the State of Florida's fiscal year ended June 30, 1991 was approximately $109 million. The state-wide ITW handle for the State of Florida decreased from $818.7 million to $762.2 million, for the fiscal years ended June 30, 2003 and 2004, respectively, a decrease of approximately 7%. .. The Company's ITW handle decreased from approximately $80.9 million for the year ended December 31, 2003, to approximately $73.9 million for the year ended December 31, 2004 a decrease of approximately 9%. For comparison purposes only, the 2003 and 2004 ITW handle figures include SJA.

REAL ESTATE DEVELOPMENT

In November, 1997, the Company entered into a new business - - residential real estate development described below. The following paragraphs outline the background and the Company’s approach going forward as to management and use of the assets acquired. On November 26, 1997, the Company acquired substantially all of the assets of Interstate Capital Corporation ("Interstate"), a wholly-owned subsidiary of Freedom Financial Corporation (“Freedom”). The assets consisted of improved and partially-improved commercial properties and a residential real estate development called Tara Club Estates (collectively, the "Properties"), all of which are situated in Loganville, Walton County, Georgia. As consideration for the purchase, the Company paid Interstate $6,373,265 as follows: (i) the Company issued to Interstate 2,084 shares of Series F 8% Convertible Preferred Stock (the "Series F Preferred Stock") at a stated value of $1,000 per share (convertible into the Company’s common stock ("Common Stock") on the basis of 296.6689 shares of the Company’s Common Stock for each $1,000 of stated value of the Series F Preferred Stock), (ii) the Company assumed $1,081,102 of first mortgage promissory notes to lenders secured by a portion of the properties purchased, and (iii) the Company canceled $3,208,163 owed by Freedom to the Company.

These Properties consisted of over 100 fully-developed, and 163 partially-developed, single-family residential home sites, a swim and tennis club facility, 27 acres of partially-developed commercial property, a clubhouse, olympic swimming pool and tennis courts.. As of December 31, 2001, approximately one-hundred and sixty-five (165) home sites had been sold. The residential sites are presently selling at an average in excess of $48,000 per site. Prior to the acquisition of the Properties by the Company, thirty-nine homes, having a combined market value of approximately $10,000,000 had been constructed and sold at an average price of $250,000 each. The Properties are located on Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits.

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

The Company sold no houses or lots in the three months ended March 31, 2005.

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

For the years 2003 and 2004 Miami had unused credits totaling $2,652,201.

Tax credits are used to satisfy the Company’s obligation to pay taxes incurred on handle and admission. Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of the amounts of future tax credits.

LEGISLATIVE AND REGULATORY CHANGES

On November 2, 2004, Amendment No. 4 to the State of Florida Constitution was approved in a state-wide vote. Amendment No. 4 authorized seven existing pari-mutuel facilities in Dade and Broward Counties to install and operate slot machines upon approval of a county-wide vote. Miami Jai-Alai is one of the pari-mutuel facilities covered by the new legislation. Although the measure passed in Broward County, it was unsuccessful in Miami-Dade County, where the Miami Jai-Alai is located.  Amendment No. 4 also provides that the Florida Legislature must enact enabling legislation to establish operating rules, tax rates, etc. on or before July 1, 2005. The 2005 regular session of the Florida Legislature adjourned May 6, 2005 without passing any such enabling legislation. Another local referendum for Dade County concerning slot machines can be held at any time after March 8, 2007.

RESULTS OF OPERATIONS -- FIRST QUARTER 2005 COMPARED WITH FIRST QUARTER 2004

During the quarter ended March 31, 2005, the Company's operations reflects three months' operation of live Jai-Alai performances at Miami and a full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce. Ft Pierce could not conduct live jai-alai due to two hurricanes hitting the facility in September, 2004. The facility suffered a significant amount of damage and could not open as scheduled January 1st. Ft. Pierce did conduct ITW on a full schedule during the first quarter, 2005. Miami which offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria.

Handle Analysis

Total handle (amount of money wagered) for the three months ended March 31, 2005 was $26,649,312 of which $12,548,901 was from live jai-alai wagering and $14,100,411 was from inter-track wagering.

Total handle (amount of money wagered) for the three months ended March 31, 2004 was $29,065,829 of which $14,592,403 was from live jai-alai wagering and $14,473,426 was from inter-track wagering.

Revenues

Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended March 31, 2005 were $3,206,757 compared to pari-mutuel revenues of $3,752,089 the same period in 2004. Revenues for the quarter ended March 31, 2005 ($3,206,757) consisted of $2,003,620 from live Jai-Alai wagering and $1,203,137 from Inter-Track Wagering. Revenues for the quarter ended March 31, 2004 ($3,752,089) consisted of $2,542,967 from live Jai-Alai wagering and $1,209,122 from Inter-Track Wagering.

Card room Revenue for the three months ended March 31, 2005 was $262,804 compared to $207,057 for the three months ended March 31, 2004 a 27% increase. This increase is due to the new legislation that went into effect in August 2003. Direct Operating Costs totaled $100,096 for the period ending March 31, 2005.

Admissions income, net of state taxes, for the three month period ended March 31, 2005 was $13,619, compared to $43,454 for the three month period ended March 31, 2004. Food, beverage and other income for the three months ended March 31, 2005 and March 31, 2004 were $316,291 and $521,927 respectively. Attendance for live jai-alai performances and ITW performances for the three months ended March 31, 2005 were approximately 85,765 compared to 140,721 for the three months ended March 31, 2004, decreasing approximately 54,956 (39%) from the previous year. The Ft. Pierce Jai-Alai did not have live jai-alai performances during the first quarter ending March 31, 2005. In September, 2004, the Ft. Pierce Jai-Alai was damaged by two hurricanes and the extensive damage could not be repaired in time for the live jai-alai season which was to begin January 1, 2005. This has resulted in a decline in attendance and admissions income.
.
Total Operating Revenues for the quarter ended March 31, 2005 decreased $725,058 (16%) to $3,799,470 down from $4,524,528 for the same period in 2004.

General And Administrative Expenses

The Company's general and administrative expenses for the three months ended March 31, 2005 and March 31, 2004, were $1,342,006 and $810,917, respectively. There was an increase of $531,089 (65%) in the first quarter 2005 compared to the first quarter 2004 due to $500,000 in expenses incurred relating to the March 8, 2005 election held in Miami Dade. The Company’s other general and administrative expenses compared to the first quarter last year are as follows: Executive salaries for the quarter ended March 31, 2005 were $135,162 compared to $116,650 for the quarter ended March 31, 2004 (see consulting fees). Professional fees increased from $74,853 for the first quarter 2004, to $78,025 for the quarter ended March 31, 2005. Consulting fees for the quarters ended March 31, 2005 and March 31, 2004 were $120,000. Consulting fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO of Florida Gaming. Travel and entertainment expense totaled $55,565 for the first quarter of 2005, compared to $61,794 for the first quarter of 2004. Interest expense totaled $176,872 for the first quarter of 2005, compared to $136,504 for the same period in 2004.

Operating Expenses

The Company's operating expenses for the three months ended March 31, 2005 were $3,113,352 compared to $3,860,312 for the same period in 2004. The components of the Company’s operating expenses and their comparison to the first quarter last year are as follow: Depreciation and amortization expense for the three months ended March 31, 2005 and March 31, 2004, was $64,690 and $158,065 respectively. Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending March 31, 2005 and March 31, 2004, were $836,190 and $1,162,168 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $258,296 for the three months ended March 31, 2005, compared to $269,596 for three months ended March 31, 2004. The components of the 2005 wagering equipment and expenses were $76,847 in ITW tote, interface, and telephone charges; $57,426 in totalizator equipment rental; $57,500 in satellite charges and $66,523 in camera/television rental. Utilities expense totaled $124,463 and $139,481 respectively, for the three months periods ended March 31, 2005 and March 31, 2004. Program costs totaling $50,096 and $61,161, respectively, are also included in the total operating expenses for the three month period ended March 31, 2005 and March 31, 2004. Operating expenses (including payroll costs) for the bar, restaurant, souvenir and concessions costs were $202,013 and $357,925 for the three month periods which ended March 31, 2005 and March 31, 2004, respectively. Operating payrolls and contract labor costs totaled $584,742 and $713,055 for the three month periods ended March 31, 2005 and March 31, 2004, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $584,742, $207,173 was mutuels payroll, $138,164 was maintenance payroll, $13,676 was admissions payroll, $47,723 was office payroll, and $178,005 was security payroll. Maintenance expense for the three months ended March 31, 2005, totaled $54,569. Advertising expense for the three months ended March 31, 2005, totaled $124,232 compared to $136,662 for the three months ended March 31, 2004.

Other Income

The Company had other income of $246,796 for the three-month period ended March 31, 2005. Other Income for the quarter ended March 31, 2005 primarily consisted of $303,182 in pari-mutuel tax credits, a loss in the real estate division of $70,264, interest income of $13,230 and income from Summer Jai-Alai of $648.

The Company had other income of $68,615 for the three-month period ended March 31, 2004. Other Income for the quarter ended March 31, 2004 primarily consisted of $235,982 in pari-mutuel tax credits, a loss in the real estate division of $102,663, interest income of $18,719 and a loss in Summer Jai-Alai of $83,423.

Tax Loss Carryforwards

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

Summary of Operations

The Company had a net loss of $473,782 or ($.17) per common share for the three months ended March 31, 2005, compared to net loss of $236,151 or ($.09) per common share for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at March 31, 2005 was $4,976,611. At March 31, 2005, the Company had a decrease in working capital of approximately $486,896 from December 31, 2004.

During the three months ended March 31, 2005, net cash used in the Company's operating activities was $669,055. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations. Principal revenues were from net pari-mutuel wagering commissions on live Jai-Alai and ITW events.

During the three months ended March 31, 2005, cash used in investing activities was $145,119.

During the three months ended March 31, 2005, cash used in financing activities was $16,701.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

Florida Gaming Corporation’s Current Report on Form 8-K dated October 31, 2001 reported that its wholly-owned subsidiary, Florida Gaming Centers, Inc. was indebted to CIB Bank on a promissory note in the principal sum of $4,600,000 with an original maturity date of October 31, 2004 (the “Loan”). The Loan was guaranteed by Florida Gaming Corporation , and individually by W. Bennett Collett, the Chairman of the Board and Chief Executive Officer of Florida Gaming Corporation. In addition, Florida Gaming Corporation granted CIB Bank 200,000 warrants [100,000 adjusted for a subsequent reverse split] to purchase shares of common stock of Florida Gaming Corporation conditioned upon CIB Bank electing not to charge Florida Gaming Centers, Inc. a $250,000 deferred fee. The Loan was subsequently amended to change the maturity date to January 31, 2005.

On April 29, 2005, the Board of Directors of Florida Gaming Corporation and Florida Gaming Centers, Inc. authorized their respective companies to enter into a Second Amendment to Loan Documents dated January 31, 2005 with First Bank, successor by merger to CIB Bank, City National Bank of Florida, successor by merger to City National Bank of Miami, as Trustee, and W. Bennett Collett, individually.

Under the Second Amendments to Loan Documents , the maturity date of the Loan was extended to October 31, 2005, Florida Gaming Centers, Inc, agreed to (i) make a $1,000,000 principal payment on the Loan, (ii) fund a reserve account in the amount of $228,375.45 to secure its obligations under the Loan, and (iii) pay a Loan modification fee in the amount of $16,797.35. In addition, Florida Gaming Corporation and W. Bennett Collett, individually, ratified their prior guarantees of the Loan.

First Bank sold an interest in the Loan to Citrus Bank, N.A. Simultaneously with the entry into the Second Amendments to Loan Documents, Florida Gaming Corporation, First Bank, and Citrus Bank entered into an Amended and Restated Warranty Agreement, which provided for an increase in the aggregate number of warrants to 102,357, and a division of the warrants with 68,978 being issued to First Bank and 33,739 being issued to Citrus Bank.

ITEM 6. Exhibits.

Exhibit No.     Description:

(a)	List of Exhibits Filed.

3.1
Registrants Third Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 28, 2005 is incorporated herein by reference as Exhibit 3.1 on the Company’s Form 10-KSB dated December 31, 2004.

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

4.3	Amended and Restated Warrant Agreement dated January 31, 2005, entered into by and among Florida Gaming Corporation, First Bank and Citrus Bank is attached hereto.
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

10.8
Second Amendments to Loan Documents dated January 31, 2005 entered into by and among Florida Gaming Corporation, Florida Gaming Centers, Inc., First Bank, City National Bank of Florida, and W. Bennett Collett.is attached hereto.

14.0	Registrant’s Code of Ethics adopted by the Board of Directors on May 16, 2003 is incorporated by reference as Exhibit 14.0 of the Form 10-KSB dated December 31, 2004.
21.0	List of Registrant’s Subsidiaries as of March 31, 2005 is incorporated by reference as Exhibit 21.0 of the Form 10-KSB dated December 31, 2004.
31.1	Certification by Registrant’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
31.2	Certification by Registrant’s Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
32.1	Certification by Registrant’s Chief Executive Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.
32.2	Certification by Registrant’s Chief Financial Officer pursuant to 18 USC 1350, as adopted, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.
99.1
Promissory Note dated October 31, 2001 in the face amount of $4,600,000 executed by Florida Gaming Centers, Inc. and City national Bank, Trustee, in favor of CIB Bank filed as Exhibit 10.45 to Registrant’s Current Report on Form 8-K dated December 6, 2001 is incorporated by reference as Exhibit 99.1.

99.2
Secured Promissory Note dated October 29, 2004 in the face amount of $5,000,000 executed by Registrant in favor of Isle of Capri Casinos, Inc. filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated November 4, 2004 is incorporated by reference as Exhibit 99.2.

99.3
Promissory Note dated January 31, 2005 in the face amount of $833,333 executed by Florida Gaming Centers, Inc. to Calder Race Course, Inc. and West Flagler Associated, LTD., filed as Exhibit 99.3 to Registrant’s Current Report and is incorporated by reference as Exhibit 99.3.

(b)	Reports on Form 8-K

None.

FLORIDA GAMING CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION
(Registrant)

Date: May 16, 2005	By:	/s/ W. B. Collett

W.B. Collett
Chairman of the Board and
Chief Executive Officer

Date: May 16, 2005	By:	/s/ Kimberly Tharp

Kimberly Tharp
Chief Financial Officer