Form 10QSB
period 2005-06-30
FLORIDA GAMING CORP
filed 2005-08-15
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

F O R M 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

YES X     NO ___

3,170,150 shares of the issuer's Common Stock were outstanding as of the latest practicable date,   August 15 , 2005 .

Transitional Small Business Disclosure Format:

YES ___    NO X

FLORIDA GAMING
CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.
FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$3, 769,110	$5,807,486
Accounts receivable	380,481	374,426
Inventory (Note 2)	9,989	45,498
Total current assets	$4,159,580	$6,227,410
PROPERTY AND EQUIPMENT:
Land	$3,600,616	$3,895,585
Buildings and Improvements	6,554,237	6,433,621
Furniture, fixtures and equipment	1,417,799	944,968
Construction work in progress	18,319	0
	$11,590,971	$11,274,174
Less accumulated depreciation	(3,023,233)	(2,889,057)
	$8 ,567,738	$8,385,117
REAL ESTATE HELD FOR SALE (NET)	3,312,516	3,333,016
MORTGAGE NOTE RECEIVABLE	497,911	942,048
OTHER ASSETS	1,010,161	965,446
	$17,547,906	$19,853,037

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2005	2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$3,217,958	$3,728,733
Short-term borrowing and current portion of long-term debt	3,861,069	4,466,107
Total current liabilities	$7,079,027	$8,194,840

LONG-TERM LIABILITIES
Long-term portion notes payable	5,126,714	5,416,910

STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):
Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 33,635 shares issued and outstanding at June 30, 2005 and December 31, 2004	3,363	3,363
Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at June 30, 2005 and December 31, 2004	5	5
Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 300 Shares issued and outstanding at June 30, 2005 and December 31, 2004	20	20
Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at June 30, 2005 and December 31, 2004	200	200
Common stock, $.20 par value, authorized 7,500,000 shares, 3,170,150 issued and Outstanding at June 30, 2005 and December 31, 2004	634,030	634,030
Capital in excess of par value	39,868,399	39,868,399
Accumulated deficit	(35,163,852)	(34,264,730)
Total stockholders’ equity	5,342,165	6,241,287
Total liabilities and stockholders’ equity	$17,547,906	$19,853,037

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net of State Taxes	$700,880	$824,805	$2,704,499	$3,367,771
Inter-Track Commissions	843,950	801,279	2,047,087	2,010,401
	$1,544,830	$1,626,084	$4,751,586	$5,378,172
OTHER REVENUE
Cardroom Income	97,801	82,247	360,605	289,304
Admissions Income, net of taxes	5,088	15,379	18,707	58,833
Real Estate Division Income	60,000	-	60,000	-
Programs, Food, Beverage and Other	279,157	323,888	595,449	845,815
Total Operating Revenue	$1,986,876	$2,047,598	$5,786,347	$6,572,124

EXPENSES
Operating	$1,438,693	$1,662,082	$4,573,995	$5,558,790
General and Administrative	871,035	820,968	2,233,367	1,663,276
Depreciation and Amortization	75,152	120,263	139,842	278,328
	$2,384,880	$2,603,313	$6,947,204	$7,500,394

LOSS FROM OPERATIONS	$(398,004)	$(555,715)	$(1,160,857)	$(928,270)

OTHER INCOME (EXPENSE)
Summer Jai-Alai	(8,905)	6,016	(8,257)	(77,407)
Loss on Sale of Assets	(30,955)	(27,459)	(58,944)	(62,334)
Pari-Mutuel Tax Credits	74,737	79,564	305,305	315,546
Other Income	0	0	72,614	0
Interest Income	25,789	27,794	39,018	46,513
	60,666	85,915	349,736	222,318

NET LOSS	$(337,338)	$(469,800)	$(811,121)	$(705,952)

Basic Loss per Common Share	$(0.12)	$(0.17)	$(0.29)	$(0.26)
Diluted Loss per Common Share	$(0.12)	$(0.17)	$(0.29)	$(0.26)
Weighted Avg Common Shares Outstanding	3,170,150	3,094,698	3,171,150	3,094,698

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30,	June 30,
	2005	2004
Cash flows from operating activities:
Net Income	$(811,121)	$(705,952)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and Amortization	139,843	278,328
Loss on Impairment of Assets	58,944	62,334
Decrease in Inventory	35,509	52,696
Decrease (increase) in Accounts Receivable	(6,055)	131,684
Decrease in A/P and Accrued Expenses	(510,772)	(86,855)
Net cash used in operating activities	(1,093,652)	(267,765)

Investing Activities:
Purchases of Property and Equipment	(375,740)	(39,181)
Capitalized Improvement Costs	(119,444)	(62,334)
Collection on Note Receivable	518,409	0
Increase in Note Receivable	0	(10,224)
Proceeds from the sale of real estate	60,000	0
Decrease in Other Assets	32,753	91,696
Net proceeds provided by (used in) investing activities	115,978	(20,043)

Financing Activities:
Proceeds from Borrowing	33,936	72,000
Repayment of Debt	(1,006,637)	(36,961)
Dividends Paid	(88,000)	(86,000)
Net cash used in financing activities	(1,060,701)	(50,961)

NET DECREASE IN CASH	(2,038,375)	(338,769)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,807,486	2,443,083
CASH AND CASH EQUIVALENTS AT JUNE 30, 2005 AND JUNE 30, 2004	$3,769,111	$2,104,314

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	349,556	274,494

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

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets as follows:

Property Plant and Equipment comprise the following:

Useful Life
Land Improvements	20
Bldg & Improvements	40
Mach., Furn & Equip	10
Automobiles	5

Commercial Property Held for Sale: The Company's investment in commercial property held for resale was $3,312,516 at June 30, 2005. The commercial property consists of approximately 100 acres of land owned adjoining the Ft. Pierce Jai-Alai facility. Tara has nine (9) Residential lots and three (3) homes with an estimated fair market value of $1,478,000. The Company has recorded a valuation reserve of $327,936 on the three (3) homes.

Valuation Reserve:

	June 30,
	2005	2004
Valuation reserve balance	$327,936	$182,002
Charges to the reserve during the year	$-0-	$-0-

Inventory: The Company's inventory of food, beverage products and souvenirs, is stated at the lower of cost or market.

Pari-mutuel Wagering: Revenue is derived from commissions earned under a pari-mutuel wagering system. The Company accepts wagers on on-site events and off-site Inter-Track Wagering (“ITW”) events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "Host" facility net of commissions earned by the Company. Pari-mutuel revenues are recognized upon occurrence of the event that is presented for wagering and after that event is made official by the respective states’ regulatory body.

Non-Wagering revenue: Revenue from the sale of food, beverages, programs and souvenirs is recognized when the customer receives and pays for the product. Card room revenue is recognized as each hand of poker is completed.

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

Stock Options: Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosures of net income (loss) and earnings per share in the notes to the financial statements. The Company accounts for stock-based employee compensation arrangements using the intrinsic value method provided in APB 25. Under this method, the cost of compensation is measured by the excess of the quoted market price of the stock over the option price on the grant date (measurement date). The Company's stock option plans require the issuance of all options at a price equal to or greater than the market price of the stock on the grant date. Stock options issued for non-compensation purposes are accounted for at fair value pursuant to FASB 123.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Loss attributable to common shareholders	$(337,338)	$(469,800)	$(811,121)	$(705,952)

Dedect: Total stock-based employee compensation
expense determined under fair value based method
for all awards net of related tax effect	$-	$-	$-	$-

Proforma net loss attributable to common shareholders	$(337,338)	$(469,800)	$(811,121)	$(705,952)

Loss Per Share:

Basic as Reported	$(0.12)	$(0.17)	$(0.29)	$(0.26)
Basic pro forma	$(0.12)	$(0.17)	$(0.29)	$(0.26)

Diluted as reported	$(0.12)	$(0.17)	$(0.29)	$(0.26)
Diluted pro forma	$(0.12)	$(0.17)	$(0.29)	$(0.26)

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

(5) LOSS PER COMMON SHARE

The net loss per common share for the quarters ended June 30, 2005 and June 30, 2004 was calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended June 30, 2005 and June 30, 2004 was 3,170,150 and 3,094,698, respectively.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the quarter or six months ended June 30, 2005 and June 30, 2004 because the effect would be antidilutive.

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

Holders of Series E Preferred Stock may convert all or any such shares to the Company’s common stock (the “Series E Conversion Shares”) beginning 120 days after the issuance of the Series E Preferred Stock. In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.50 and (ii) 80% of the average of the closing bid price of the common stock on the five trading days before conversion. A holder of Series E Conversion Shares may not sell more than 25% of such shares between 120 and 150 days of his purchase of Series E Preferred Stock converted into each share, 50% of such shares between 151 and 180 days of his purchase of Series E Preferred Stock converted into such shares and 75% of such shares between 181 and 210 of his purchase of Series E Preferred Stock converted into each share; holders may generally sell all of their Series E Conversion Shares 211 days after their purchase. On October 31, 2004, 100 shares of the Series E Preferred Stock were converted for 45,482 shares of common stock. The Company actually issued 31,671 shares in excess of the number provided in the conversion formula to settle a dispute with the holders of the Series E shares tendered. There were 200 shares of Class E Preferred stock outstanding at December 31, 2004 and June 30, 2005.

Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock.

CLASS F PREFERRED STOCK

The Company is also authorized to issue up to 2,500 shares of Series F 8% Cumulative Convertible Preferred Stock (the “Series F Preferred Stock”), which provides annual dividends at the rate of 8% of the shares’ stated value. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company’s Board of Directors, such dividends may be paid in shares of the Series F Preferred Stock. Holders of Series F Preferred Stock may convert all or any of such shares to the Company’s common stock at any time. Each share of Series F Preferred Stock shall be converted into 148.3345 shares of common stock (the “Conversion Stock”). The number of shares of Conversion Stock into which each share of Series F Preferred Stock shall be converted shall be proportionately adjusted for any increase or decrease in the number of shares of common stock or Series F Preferred Stock. Upon liquidation, the holders of Series F Preferred Shares shall be entitled to be paid $1,000 per share plus accrued dividends before any distribution to holders of common stock. There were 2,000 shares of Class F Preferred Stock outstanding as of December 31, 2004 and June 30, 2005.

The Class A Preferred Stock, the Series B Preferred Stock, the Series E Preferred Stock, and the Series F Preferred Stock are all equal in rank with respect to the payment of dividends and with respect to the distribution of assets upon liquidation of the Company.

(7) COMMITMENTS AND CONTINGENCIES

Isle of Capri Casinos, Inc.On October 29,2004, Florida Gaming borrowed $5 million (the "Loan") from Isle of Capri Casinos, Inc., a Delaware corporation ("ICC"), pursuant to a Secured Promissory Note (the "Note"). Under the Note, interest accrues on the unpaid principal balance at an annual rate of 6%. On January 1, 2005 and on the first day of each fiscal quarter thereafter through December 31, 2008, Florida Gaming must make quarterly payments of interest only, in arrears, to ICC, except that during the continuance of any Event of Default (as defined in the Note), interest accrues at an annual rate of 12%. The entire unpaid principal amount of the Note and unpaid interest thereon is payable on the earlier of (i) the sale of all or any material portion of the assets of, or all or any substantial equity interest in, Florida Gaming Centers, Inc., (Centers), or (ii) December 31, 2008.

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

Leases: The Company rents totalizator equipment (Autotote) at each fronton under leases which expire October 31, 2005. The totalizator leases require a minimum annual rental at the Miami and Ft. Pierce locations. Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance, under a contract which expires 2005. Total totalizator rental expense and other equipment rental under operating leases for the years ended December 31, 2004 and 2003 were approximately $436,000 and $351,000, respectively. The remaining minimum lease commitments under all operating leases at December 31, 2004 total $359,000 per year ($226,200 at Miami, and $124,800 at Ft. Pierce) and expire in October, 2005. The Company also leases certain parking facilities adjacent to Miami Fronton. This lease dated February 17, 2003, requires monthly lease payments totaling $91,000 per year. The 2005 renewal requires annual payments of $109,000.

The Company’s Tara Club Estates subsidiary leases certain heavy construction equipment from a related party, Freedom Financial Corporation under a verbal month-to-month lease agreement. On June 25, 2001, Freedom sold a portion of the equipment as part of the bulk sale of the residential property. The Company leased various vehicles and heavy construction equipment from Freedom at a cost of $10,000 a month though March 31,2002 when Freedom agreed to reduce the equipment rental fee to $8,000 per month. Total lease expensed for six months ended June 30, 2005 and June 30, 2004 totaled $48,000. In preparing the properties for sale, the Company capitalized its expenses under this lease as part of its cost to develop the residential and commercial properties owned by the Tara Club Estates subsidiary until March 31, 2002, when the company started to expense the lease payments. Total lease expense capitalized under this arrangement since the lease’s inception in 1998 was $615,000.

Litigation Costs: Legal fees for settlement costs and fees associated with various lawsuits incurred in the normal course of the Company's business activities during 2005 totaled approximately $75,825. Such costs are included in General & Administrative expenses in the accompanying Statements of Operations.

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

Summer Jai Alai

Florida Gaming Centers, Inc. (“Centers”) holds a 21% interest in Summer Jai-Alai (“SJA”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami Jai-Alai. The Company's Summer partners are Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors. Under the terms of the partnership agreement certain costs and expenses are allocated to Summer Jai-Alai Operations based upon specific formulas as set forth in the agreement.

Pursuant to a lease agreement which expired in 2004, Summer Jai-Alai Operations rented the Miami fronton for the time in which its season was conducted. The rental was based upon 1% of handle.

Pursuant to the settlement of certain partnership disputes, since the 1998 season the Company has maintained the right to operate SJA at its own risk and for its own benefit under annual agreements which require fixed payments to each of the Summer partners. The agreement authorizing the Company's use of the permit between June 30, 2002 and June 30, 2004 required a fee of $345,000 payable monthly in 12 equal installments. The Company agreed to hold its Summer partners harmless for any and all losses or liabilities incurred through June 30, 2004. After June 30, 2004, the permit agreement terminated and the previous partnership agreement became the controlling document for the operation of SJA by the parties. On October 31, 2004, the partnership was terminated. (See Part II - Item 1 Litigation)

(8) ACQUISITION OF WJA ASSETS

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

In connection with the WJA acquisition, Richard P. Donvan, a former principal of WJA received a five year consulting agreement. During 2001, the Company and Donovan negotiated a new consulting agreement providing consulting and non competition payments of $25,000 in December 2001, $216,000 on January 14, 2002 and $1,000 per month for 60 months through December, 2007. All scheduled payments have been made.

 During late 2001, the Company and Donvan, a former principal of WJA, negotiated a new agreement. The 2001 Donovan agreement continued his consulting and non-competition agreement for payments of $25,000 in December 2001, $216,000 on January 14, 2002 and $1,000 per month for 60 months through December 2007. All scheduled payments have been made.

(9) REAL ESTATE HELD FOR SALE

The Company’s Tara subsidiary owns a commercial and residential real estate development called Tara Club Estates (collectively, “Tara” or the “Properties”), all of which is situated in Loganville, Walton County, Georgia. The Company sold approximately 24 acres of partially developed commercial land in October, 2002, for $1,849,087. Payment of the sale price consisted of $438,551 in cash and a first mortgage note of $1,386,816. The Company recorded a net profit of $12,426 on the transaction. The note is due in quarterly installments of interest only at 6% through May 1, 2005, thereafter payable in quarterly installments of principal and interest in the amount of $88,487 through November 1, 2005, with any unpaid principal due at that date. At the borrower’s option the quarterly payments of principal and interest may be extended for up to four years before the remaining principal balance becomes due. On May 30, 2003, the Company received a prepayment of $750,000 on the principal balance of this note. On June 13, 2005, the remaining balance on the note, $456,794 was paid in full.

On May 30, 2003 the Company sold the remaining commercial property, which consisted of 2 acres and a clubhouse for $650,000. The Company received $97,350 in cash, and a non-interest bearing first mortgage for $520,000. The Company valued the note at $447,708. The principal balance of the mortgage is due and payable on May 30, 2006. The Company recorded a net profit of $190,578 on the sale.

At June 30, 2005, Tara had 9 developed lots and three houses available for sale with a total estimated fair market value of $1,478,000. The Company carries a valuation reserve on the houses in the amount of $327,936. The reserve is based upon fair market value of the homes, compared to their cost.

The Company owns approximately 100 acres of commercial property in Ft. Pierce, Florida which cost $1,834,516 and is held for sale. The Company has a contingent contract to sell this piece of property for $3,600,000. The Company received a non-refundable deposit on this property in the amount of $172,614. The closing is contingent on various factors that could prevent its consummation.

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

In lieu of salaries for the Chairman/CEO, the Company pays annual management fees to Freedom of $600,000. The board of directors approved an increase in the management fees effective May 1, 2005 from $40,000 per month to $50,000 per month.

In the process of preparing the properties for sale, the Company leased various vehicles and pieces of construction equipment from Freedom at a cost of $8,000 a month. The Company treated the lease payments as part of the cost of developing the commercial and residential properties for the period through March 31, 2002. Beginning in April, 2002, the Company has expensed these lease payments.

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

Florida state taxes remain at 10% of cardroom revenue and 4% of the cardroom revenues are paid to the jai-alai players. The Company is encouraged with the recent changes and believes these changes should improve the overall profitability of the card room operation.

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

Inter-track wagering has grown significantly since its initiation in the State of Florida in August 1990. The State-wide ITW handle for the State of Florida's fiscal year ended June 30, 1991 was approximately $109 million. The state-wide ITW handle for the State of Florida decreased from $818.7 million to $762.2 million, for the fiscal years ended June 30, 2003 and 2004, respectively, a decrease of approximately 7%. . The Company's total ITW handle decreased from approximately $80.9 million for the year ended December 31, 2003, to approximately $73.9 million for the year ended December 31, 2004 a decrease of approximately 9%. For comparison purposes only, the 2003 and 2004 ITW handle figures include SJA.

REAL ESTATE DEVELOPMENT

The Company, through its wholly owned subsidiary, Tara Club Estates, Inc., holds title to 9 residential building lots and 3 homes. These properties are held for sale and have an aggregate book value of $1,478,000. The company carries a valuation reserve of $327,936 on the 3 homes.

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

REFERENDUM ON CASINO GAMING

In November, 2004 voters in Florida approved an amendment to the Constitution of the State of Florida to allow Broward and Dade Counties in Florida the local option to hold elections to approve slot machine gaming at pari mutuel betting facilities within each county. In March, 2005 local option elections were held in Broward and Dade Counties. The Company's Miami fronton is in Dade County.

The local referendum to approve slots passed in Broward County and failed in Dade County. State Law prohibits another local option referendum in Dade County for two years. The Company expects another local option vote to be held in Dade County after March, 2007 in accordance with the amendment.

On January 31, 2005 the Company agreed to pay Dade County for certain “infrastructure improvements” required by the County in connection with the referendum. The arrangement required the Company to make an initial payment of $500,000 to Dade County in January, 2005. The payment was made and recorded under G&A expense. A second payment of $833,000 was made on behalf of the Company by two other pari-mutuel facilities in Dade county. In consideration for this payment, the Company issued a note payable to these parties. The Company's obligation to repay the $833,000 note is contingent on the passage of the gaming question on a future referendum. Accordingly, the Company does not intend to record this obligation until such time as the referendum passes in Dade County, FL.

RESULTS OF OPERATIONS -- SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2004

During the quarter and six months ended June 30, 2005, the Company's operations reflects four months' operation of live Jai-Alai performances at Miami. A full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce. In September, 2004, two hurricanes hit the Ft Pierce facility. The facility suffered a significant amount of damage and could not open as scheduled January 1st, 2005. For the first time in thirty years, Ft. Pierce was unable to conduct live jai-alai from January 1st, through April 30th, their normal schedule. Ft. Pierce did conduct ITW on a full schedule during the second quarter, 2005. Handle, Revenue, Admission, and Programs, Food and Beverage will be significantly lower due to the facility not conducting live jai-alai. The Miami facility offers limited ITW products due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria. The Miami fronton also operates six months of each year (from May 1, through October 31) under the Summer Jai-Alai (“SJA”) Partnership Agreement. Accordingly, these numbers do not include operating figures for the Miami facility for the period from May 1, 2005 through June 30, 2005, since the facility is operated pursuant to the Summer Partnership Agreement for that period. The operating figures for that period are handled as a one line item pursuant to the Agreement.

Handle Analysis for the Quarter Ended June 30, 2005 compared to the Quarter ended June 30, 2004

Total handle (amount of money wagered) for the three months ended June 30, 2005 was $13,830,834 of which $4,247,416 was from live jai-alai wagering and $9,583,418 was from inter-track wagering. Total handle (amount of money wagered) for the three months ended June 30, 2004 was $13,785,506 of which $4,774,877 was from live jai-alai wagering and $9,010,629 was from inter-track wagering. Live handle was significantly lower ($527,461) due, in part, to Ft. Pierce not being able to conduct live jai -alai during the month of April this quarter. Inter-track wagering did increase at the facility.

Handle Analysis for the Six Months Ended June 30, 2005 compared to the Six Months Ended June 30, 2004

Total handle (amount of money wagered) for the six months ended June 30, 2005 was $40,480,146 of which $16,796,317 was from live jai-alai wagering and $23,683,829 was from inter-track wagering. Total handle (amount of money wagered) for the six months ended June 30, 2004 was $42,851,335 of which $19,367,280 was from live jai-alai wagering and $23,484,055 was from inter-track wagering.

Handle for the six months was significantly lower ($2,371,189) due, in part, to Ft. Pierce not conducting live jai-alai for the year 2005.

Attendance for the Quarter ended June 30, 2005 compared to the Quarter ended June 30, 2004

Attendance for live jai-alai performances and ITW for the quarter ended June 30, 2005. including SJA, totaled approximately 79,398 compared to 102 ,930 for the same period in 2004, a decrease of 23,532 or 23%.

Attendance for the Six Months ended June 30, 2005 compared to the Six Months ended June 30, 2004

Attendance for live jai-alai performances and ITW for the six months ended June 30, 2005, including SJA, totaled approximately 165,163 compared to 243,651 for the six months ended June 30, 2004 which is a decrease of 78,488 or 32%.

Revenues for the Quarter Ended June 30, 2005 compared to the Quarter ended June 30, 2004

Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended June 30, 2005 were $1,544,830 compared to pari-mutuel revenues of $1,626,084, for the same period in 2004. Revenues for the quarter ended June 30, 2005 ($1,544,830) consisted of $700,880 from live Jai-Alai wagering and $843,950 from Inter-Track Wagering. Revenues for the quarter ended June 30, 2004 ($1,626,084) consisted of $824,805 from live Jai-Alai wagering and $801,279 from Inter-Track Wagering.

Card room Revenue for the quarter ended June 30, 2005 was $97,801 compared to $82,247 for the quarter ended June 30, 2004. Direct Operating Costs totaled $37,733 for the quarter ended June 30, 2005, compared to $29,133 for the quarter ended June 30, 2004. Card room Revenue continues to improve due to new legislation enacted in 2003.

Admissions income, net of state taxes, for the quarter ended June 30, 2005 was $5,088. This compares to $15,379 for the quarter ended June 30, 2004. Due to the severe damage at the jai-alai facility in Ft. Pierce, the admission charge at that facility has been waived. Food, beverage and other income for the three months ended June 30, 2005 and June 30, 2004 were $279,157 and $323,888 respectively, a $44,731 (14%) decrease. Ft. Pierce did not open their restaurant since they were not conducting live jai-alai, and this resulted in lower revenues.

Real Estate income for the quarter ended June 30, 2005 was $60,000 compared to -0- for the same period in 2004. One residential lot was sold this quarter.

Total Operating Revenues for the quarter ended June 30, 2005 decreased $60,722 (3%) to $1,986,876 down from $2,047,598 for the same period in 2004.

Revenues for the Six Months Ended June 30, 2005 compared to the Six Months ended June 30, 2004

Pari-mutuel revenues (net of state pari-mutuel taxes) for the six months ended June 30, 2005 decreased $626,586 (12%) to $4,751,586 compared to pari-mutuel revenues of $5,378,172, for the same period in 2004. Revenues for the six months ended June 30, 2005 $4,751,586 consisted of $2,704,499 from live Jai-Alai wagering and $2,047,087 from Inter-Track Wagering. Revenues for the six months ended June 30, 2004 ($5,378,172) consisted of $3,367,771 from live Jai-Alai wagering and $2,010,401 from Inter-Track Wagering. Revenues have been significantly affected by the Ft. Pierce facility having no live jai-alai performances during 2005.

Card room Revenue for the six months ended June 30, 2005 was $360,605 compared to $289,304 for the six months ended June 30, 2004. Direct Card Room Operating Costs totaled $137,828 for the six months ended June 30, 2005, compared to $113,493 for the six months ended June 30, 2004. Card Room Revenue have continued to increase as the result of the new legislation in 2003, raising the betting limits, the pot limit and expanding the hours.

Admissions income, net of state taxes, for the six month period ended June 30, 2004 was $18,707. This compares to $58,833 for the six month period ended June 30, 2004. Food, beverage and other income for the six months ended June 30, 2005 and June 30, 2004 were $595,449 and $845,815 respectively. Admissions income is significantly lower due to no admission charge at the Company’s Ft. Pierce facility. Since the facility suffered severe hurricane damage and did not conduct live jai-alai, the restaurant did not open and the Company suffered a decrease in revenue at the souvenir shop, concession stand and programs.

Real Estate income for the six months ended June 30, 2005 was $60,000 compared to -0- for the same period in 2004. One residential lot was sold during the first six months of the year.

Total Operating Revenues for the six months ended June 30, 2005 decreased $785,778 (12%) to $5,786,347 compared to revenues of $6,572,125 for the same period in 2004.

General And Administrative Expenses

The following analysis of General and Administrative expenses in this part of the report compares figures for the three and six months ended June 30, 2005 and June 30, 2004.

General and Administrative for Quarter Ended June 30, 2005 compared to the Quarter Ended June 30, 2004

The Company's general and administrative expenses were $871,035 and $820,968 for the three months ended June 30, 2005 and June 30, 2004, respectively. The Company’s general and administrative expenses and their comparison to the second quarter last year are as follows: Executive salaries for the quarter ended June 30, 2005 were $137,150 compared to $130,900 for the quarter ended June 30, 2004 (see consulting fees). Professional fees increased from $68,490 for the second quarter 2004, to $92,355 for the quarter ended June 30, 2005. Professional fees have increased due to litigation costs. Consulting fees for the quarter ended June 30, 2005 were $140,000 compared to $120,000 for the same period in 2004. Consulting fees increased $10,000 per month, effective May 1, 2005. Consulting fees consist of management fees paid in lieu of salary to Freedom Financial Corporation for the services of the Chairman and CEO. Travel and entertainment expense totaled $66,789 for the second quarter of 2005, compared to $62,752 for the second quarter of 2004. Interest expense totaled $172,683 and $137,990 for the three month period ended June 30, 2005 and June 30, 2004, respectively, a 25% increase. Interest expense has increased due to the quarterly interest payments being paid to Isle of Capri Casinos, Inc.

General and Administrative for Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004

The Company's general and administrative expenses were $2,233,367 and $1,663,276 for the six months ended June 30, 2005 and June 30, 2004, respectively. There was an increase of $570,091, in the first six months of 2005 compared to the first six months of 2004 due to $500,000 in expenses incurred relating to the March 8, 2005 election held in Miami Dade. The Company’s general and administrative expenses and their comparison on a six month period in 2005 versus 2004 are as follows: Executive salaries were for the six months ended June 30, 2005 were $272,312 compared to $254,300 for the six months ended June 30, 2004 (see consulting fees). Professional fees for the six months ended June 30, 2005 were $182,622 compared to $174,153 for the quarter ended June 30, 2004. Professional fees have increased due to the result of litigation costs. Consulting fees for the six months ended June 30, 2005 were $260,000 compared to $240,000 for the quarter ended June 30, 2004. Consulting fees consist of management fees paid in lieu of salary to Freedom Financial Corporation for the services of the Chairman and CEO. Effective May 1, 2005, consulting fees increased from $40,000 to $50,000 a month. Travel and entertainment expense remained relatively the same at $122,354 for the six months ended June 30, 205, compared to $124,546 for the six months ended June 30, 2004. Interest expense totaled $349,556 and $274,494 for the six month period ended June 30, 2005 and June 30, 2004, respectively. Interest expense has significantly increased due to the quarterly interest payments paid to Isle of Capri Casinos, Inc.

Operating Expenses

The following analysis of Operating expenses in this part of the report compares figures for the three and six months ended June 30, 2005 and June 30, 2004.

Operating Expenses for Quarter Ended June 30, 2005 compared to Quarter Ended June 30, 2004

The Company's operating expenses for the three months ended June 30, 2005 and June 30, 2004 were $1,438,693 and $1,662,082 respectively. The Company’s operating expenses and their comparison to the second quarter last year are as follow: Depreciation and amortization expense for the three months ended June 30, 2005 and June 30, 2004, was $75,152 and $120,263 respectively. Operating costs will be significantly lower due to Ft. Pierce Jai-Alai not conducting live jai-alai for the period January 1st through April 30th. Ft. Pierce was damaged by two hurricanes in a period of three (3) weeks in September, 2004. This resulted in overall lower operating costs for 2005. Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending June 30, 2005 and June 30, 2004, were $852,116 and $946,188 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $135,622 for the three months ended June 30, 2005, compared to $135,433 for three months ended June 30, 2004. The components of the 2005 wagering equipment and expenses were $72,291 in ITW tote, interface, and telephone charges; $19,680 in totalizator equipment rental; $20,000 in satellite charges and $23,651 in camera/television rental. Utilities expense totaled $132,238 and $150,703 respectively, for the three months periods ended June 30, 2005 and June 30, 2004. Program costs were $35,158 and $35,645, respectively, are also included in the total operating expenses for the three month period ended June 30, 2005 and 2004. Operating expenses (including payroll costs) for the bar, restaurant, souvenir and concessions costs were $114,324 and $158,071 for the three month periods which ended June 30, 2005 and June 30, 2004, respectively. Operating payrolls and contract labor costs totaled $496,057 and $524,660 for the three month periods ended June 30, 2005 and June 30, 2004, respectively. Of the $496,057, $125,185 was mutuels payroll, $146,163 was maintenance payroll, $4,843 was admissions payroll, $21,950 was office payroll, and $197,916 was security payroll. Maintenance expense for the three months ended June 30, 2005, totaled $91,299. Advertising expense for the three months ended June 30, 2005, totaled $53,562 compared to $103,275 for the three months ended June 30, 2004.

Operating Expenses for Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004

The Company's operating expenses for the six months ended June 30, 2005 and June 30, 2004 were $4,573,995 and $5,558,790, respectively. The Company’s operating expenses and their comparison to the second quarter last year are as follow: Depreciation and amortization expense for the six months ended June 30, 2005 and June 30, 2004, was $139,842 and $278,328 respectively. Operating costs will be significantly lower due to Ft. Pierce Jai-Alai not conducting live jai-alai for the period January 1st through April 30th. Ft. Pierce was damaged by two hurricanes in a period of 3 weeks in September 2004. This resulted in overall lower operating costs for 2005. Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the six months ended June 30, 2005 and June 30, 2004, were $1,688,306 and $2,108,356 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $393,918 for the six months ended June 30, 2005, compared to $405,029 for six months ended June 30, 2004. The components of the 2005 wagering equipment and expenses were $149,137 in ITW tote, interface, and telephone charges; $77,106 in totalizator equipment rental; $77,500 in satellite charges and $90,174 in camera/television rental. Utilities expense totaled $256,701 and $290,184 respectively, for the six months periods ended June 30, 2005 and June 30, 2004. Program costs were $82,563 and $102,676, respectively, are also included in the total operating expenses for the six month period ended June 30, 2005 and 2004. Operating expenses (including payroll costs) for the bar, restaurant, souvenir and concessions costs were $316,337 and $515,995 for the six month periods which ended June 30, 2005 and June 30, 2004, respectively. Operating payrolls and contract labor costs totaled $1,080,799 and $1,237,715 for the six month periods ended June 30, 2005 and June 30, 2004, respectively. Of the $1,080,799, $332,358 was mutuels payroll, $284,327 was maintenance payroll, $18,520 was admissions payroll, $69,673 was office payroll, and $375,922 was security payroll. Maintenance expense for the six months ended June 30, 2005, totaled $145,869. Advertising expense for the six months ended June 30, 2005, totaled $177,795 compared to $239,938 for the six months ended June 30, 2004. Public Company costs for the six months ended June 30, 2005, were $13,633 compared to $23,478 for the six months ended June 30, 2004.

Other Income (Expense)

The Company had Other Income of $60,666, for the quarter ended June 30, 2005. Other Income for the quarter ended June 30, 2005 consisted of $74,737 in pari-mutuel tax credits, a loss in Summer Jai-Alai of $8,905, loss on sale of assets of $30,955 and interest income of $25,789. The compares to Other Income of $85,915 net, for the quarter ended June 30, 2004. Other Expense for the quarter ended June 30, 2004 consisted of $79,564 in pari-mutuel tax credits, income in Summer Jai-Alai of $6,016 , loss on sale of assets of $27,459 and interest income of $27,794.

The Company had Other Income of $349,736, net, for the six-month period ended June 30, 2005. Other Income for the six months ended June 30, 2005 consisted of $305,305 in pari-mutuel tax credits, loss in Summer Jai-Alai of $8,257, loss on sale of assets of $58,944 and interest income of $39,019. This compares to Other Income of $222,318, for the six-month period ended June 30, 2004. Other Income for the six months ended June 30, 2004 consisted of $315,546 in pari-mutuel tax credits, loss in Summer Jai-Alai of $77,407, loss on sale of assets of $62,334 and interest income of $46,513.

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

Summary of Operations

The Company had a net loss of $337,338 or ($.12) per common share for the three months ended June 30, 2005, compared to net loss of $469,800 or ($.17) per common share for the three months ended June 30, 2004. The Company had a net loss of $811,121 or ($.29) per common share for the six months ended June 30, 2005 compared to a net loss of $705,952 or ($.26) per common share for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at June 30, 2005 was $3,769,111. At June 30, 2005, the Company had a negative working capital of $2,919,447, this is a decrease in working capital of approximately $952,017 from December 31, 2004. The Company paid $1,245,163 to CIB Bank with $1,000,000 going to the principal balance of the CIB bank note and $245,163 going in a reserve account which will make the monthly interest payments until maturity of the note on October 31, 2005. This transaction resulted in the decrease in working capital. The Company anticipates no problems in making their monthly payments.

During the six months ended June 30, 2005, net cash provided by the Company's operating activities was $115,978. The Company collected $518,409 on their receivables and the Company had $60,000 in proceeds from the sale of real estate. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations. Principal revenues were from net pari-mutuel wagering commissions on live Jai-Alai and ITW events.

During the six months ended June 30, 2005, cash used in financing activities was $1,060,701 compared to $50,961 cash used during the six months ended June 30, 2004. The Company paid $1,000,000 down on the principal balance of the CIB bank loan and gave CIB a reserve account of $245,163 which will make the monthly interest payments through the maturity of the loan on October 31, 2005.

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

CRITICAL ACCOUNTING POLICIES

Our Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. Accordingly, the Company is required to make estimates, judgments and assumptions that it believes are reasonable based on historical experience, contract terms, observance of known trends in the Company and the industry as a whole, and information available from other outside sources. The Company’s estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those initial estimates. In general, however, our estimates have historically approximated actual results.

The Company evaluates its goodwill, intangible and other long-lived assets in accordance with the application of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142") and SFAS No. 144, "Accounting for the impairment or disposal of Long-Lived Assets.". Intangible assets are amortized using the straight-line method. The Company recognizes a loss on impairment of assets in their real estate activities. The impairment loss is not related to a long lived asset. The valuation of the homes were determined by appraisals and the Company has a valuation reserve of $327,936 on the three homes as of June 30, 2005. The valuation reserve has been netted on the balance sheet in the section Real Estate Held for Sale, and on the income statement under Other Income (Loss) in the Loss on sale of Assets.

While The Company believes that is estimates of future revenues and cash flows are reasonable, different assumptions could materially affect our assessment of useful lives and fair market values. Changes in assumptions may cause modification to the Company’s estimates for amortization or impairment thereby impacting our results of operations. Pari-mutuel revenues are recognized upon occurrence of the event that is presented for wagering and after that event is made official by the respective states’ regulatory bodies. Additional non-wagering revenues such as admissions, programs and concession revenues are recognized as delivery of the product or services has occurred. Real Estate revenues are recognized when the property is sold and there has been a passage of title.

The Company’s business can be impacted positively and negatively by legislative and regulatory changes and by alternative gaming competition. A significant negative impact from these activities could result in a significant impairment of plant and equipment and/or our goodwill and intangible assets in accordance with generally accepted accounting principles.

The Company also uses estimates and judgments for financial reporting to determine its current tax liability, as well as those taxes deferred until future periods. Net deferred and accrued income taxes represent significant assets and liabilities of the Company. In accordance with the liability method of accounting for income taxes as specified in SFAS 109, "Accounting for Income Taxes," the Company recognizes the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in its financial statements and tax returns.

Adjustments to deferred taxes are determined based upon changes in differences between the book basis and tax basis of our assets and liabilities, measured by future tax rates which the Company estimates will be applicable when these differences are expected to reverse. Changes in current tax laws, enacted tax rates or the estimated level of taxable income or non-deductible expenses could change the valuation of deferred tax assets and liabilities and affect the overall effective tax rate and tax provision.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

A subsidiary of Florida Gaming Corporation (the “Corporation”), Florida Gaming Centers, Inc. (“FGC”), has been named a defendant in an action entitled Hartman & Tyner, Inc., West Flagler Associates, Ltd., BKCLP 2, Ltd. And Summer Jai-Alai Partnership v. Florida Gaming Centers, Inc. Case No. 05-008302, filed on June 1, 2005 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Plaintiffs allege breach of contract, breach of fiduciary duty and unjust enrichment arising out their relationship with FGC in connection with the Summer Jai-Alai Partnership, a Florida partnership through which the plaintiffs and FGC have historically operated jai alai and intertrack wagering programs at FGC’s Miami fronton from May 1 through October 31, each year. Plaintiffs complain, among other things, that FGC breached related agreements between the plaintiffs and FGC and that FGC sold land in violation of the agreements governing the Summer Jai-Alai Partnership. FGCV has filed its answer and a counterclaim asking, among other things, for a declaration that all agreements related to the operation of the Summer Jai-Alai Partnership terminated October 31, 2004. The Corporation believes that FGC has meritorious positions and FGC intends to vigorously pursue its defense and counterclaim.

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

4.2
Warrant Agreement entered into between Registrant and CIB Bank filed as Exhibit 4.6 to Registrant’s Current Report on Form 8-K dated December 6, 2001 is incorporated herein by reference as Exhibit 4.2 hereto.

4.3
Amended and Restated Warrant Agreement dated January 31, 2005, entered into by and among Florida Gaming Corporation, First Bank and Citrus Bank is incorporated herein by reference as Exhibit 4.3 hereto..

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

10.7
Agreement dated January 31, 2005 between Florida Gaming Centers, Inc. /d/b/a Miami Jai-Alai, the Summer Jai-Alai partnership and Miami-Date County regarding slot machines in pari-mutuel facilities is incorporated herein by reference as Exhibit 10.7 hereto.

10.8
Second Amendments to Loan Documents dated January 31, 2005 entered into by and among Florida Gaming Corporation, Florida Gaming Centers, Inc., First Bank, City National Bank of Florida, and W. Bennett Collett.is incorporated herein by reference as Exhibit 10.8 hereto.

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

FLORIDA GAMING CORPORATION
(Registrant)

Date: August 15, 2005	By:	/s/ W.B. Collett
W.B. Collett
Chairman of the Board and Chief Executive Officer

Date: August 15, 2005	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer