Form 10QSB
period 2005-09-30
FLORIDA GAMING CORP
filed 2005-11-14
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

F O R M 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 2005

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

YES ☒ NO ☐

3,170,150 shares of the issuer's Common Stock were outstanding as of the latest practicable date,   November 14 , 2005.

Transitional Small Business Disclosure Format:

YES ☐ NO ☒

FLORIDA GAMING
CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2005	December 31, 2004

CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$3, 587,618	$5,807,486
Accounts receivable	182,553	374,426
Inventory (Note 2)	18,150	45,498
Total current assets	$3,788,321	$6,227,410

PROPERTY AND EQUIPMENT:

Land	$4,347,501	$3,895,585
Buildings and Improvements	6,661,107	6,433,621
Furniture, fixtures and equipment	1,450,277	944,968
Construction work in progress	3,510	0
	$12,462,395	$11,274,174
Less accumulated depreciation	(3,095,591)	(2,889,057)
	$9,366,804	$8,385,117

REAL ESTATE HELD FOR SALE (NET)	1,864,409	3,333,016

NOTE RECEIVABLE	503,935	942,048

OTHER ASSETS	517,390	965,446
	$16,040,859	$19,853,037

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2005	December 31, 2004

CURRENT LIABILITIES	$3,083,782	$3,728,730
Accounts payable and accrued expenses (Note 2)
Short-term borrowing and current portion of long-term debt	3,433,806	4,466,107
Total current liabilities	$6,517,588	$8,194,840
LONG-TERM LIABILITIES
Long-term portion notes payable	5,241,157	5,416,910
STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):
Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 33,635 shares issued and outstanding at September 30, 2005 and December 31, 2004	3,363	3,363

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at September 30, 2005 and December 31, 2004	5	5

Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 300 Shares issued and outstanding at September 30, 2005 and December 31, 2004	20	20

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at September 30, 2005 and December 31, 2004	200	200

Common stock, $.20 par value, authorized 7,500,000 shares, 3,170,150 issued and Outstanding at September 30, 2005 and December 31, 2004	634,030	634,030
Capital in excess of par value	39,868,399	39,868,399
Accumulated deficit	(36,223,903)	(34,264,730)
Total stockholders’ equity	4,282,114	6,241,287
Total liabilities and stockholders’ equity	$16,040,859	$19,853,037

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended

	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net
of State Taxes	$38,280	$38,101	$2,742,779	$3,405,872
Inter-Track Commissions	580,743	446,159	2,627,830	2,456,560
	$619,023	$484,260	$5,370,609	$5,862,432

REAL ESTATE DIVISION INCOME
Proceeds from Real Estate Division	$639,800	—	$699,800	$—
Cost of Real Estate Sold	(651,622)	—	(692,122)	$—
Gross Margin	$(11,822)	—	$7,678	$—

OTHER REVENUE
Cardroom Income	10,437	12,864	371,042	302,169
Admissions Income, net of taxes	—	—	18,707	58,833
Programs, Food, Beverage and Other	215,992	206,554	811,441	1,052,370
Total Operating Revenue	$833,630	$703,678	$6,579,477	$7,275,802

EXPENSES
Operating	$480,545	$2,338,721	$4,514,039	$6,675,778
General and Administrative	862,963	772,957	3,596,331	3,657,965
Depreciation and Amortization	86,390	118,555	226,232	396,884
Provision for losses on Real Estate for Sale	87,808	23,509	146,752	85,843
	$1,517,706	$3,253,742	$8,483,354	$10,816,470

LOSS FROM OPERATIONS	$(684,076)	$(2,550,064)	$(1,903,877)	$(3,540,668)

OTHER INCOME (EXPENSE)
Summer Jai-Alai	(280,877)	(128,749)	(289,134)	(206,156)
Pari-Mutuel Tax Credits	0	0	305,305	315,545
Federal & State Income Tax	(250)	(750)	(250)	(750)
Interest Income	25,765	16,342	64,784	62,855
	(255,362)	(113,157)	80,705	171,494

NET LOSS	$(939,438)	$(2,663,221)	$(1,823,172)	$(3,369,173)

Basic Loss per Common Share	$(0.31)	$(0.87)	$(0.62)	$(1.14)
Diluted Loss per Common Share	$(0.31)	$(0.87)	$(0.62)	$(1.14)
Weighted Avg Common Shares Outstanding	3,170,150	3,111,328	3,170,150	3,106,451

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Sept. 30 2005	Sept. 30 2004
Cash flows from operating activities:
Net Loss	$(1,823,172)	$(3,369,173)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and Amortization	226,232	396,884
Compensation Expense for Stock Issued	0	2,075,000
Loss on Impairment of Assets	146,752	85,843
Decrease in Inventory	27,348	64,618
Decrease in Accounts Receivable	192,192	12,632
Increase (Decrease) in A/P and Accrued Expenses	(644,948)	200,613
Net cash used in operating activities	(1,875,596)	(533,583)

Investing Activities:
Purchases of Property and Equipment	(534,977)	(39,181)
Capitalized Improvement Costs	(146,752)	(85,843)
Collection on Note Receivable	533,654	0
Increase in Note Receivable	0	84,144
Proceeds from the sale of real estate	699,800	0
Decrease in Other Assets	448,056	216,361
Net proceeds provided by investing activities	999,781	175,481

Financing Activities:
Proceeds from Issuance of Common Stock	0	67,500
Proceeds from Borrowing	0	63,624
Repayment of Debt	(1,208,054)	(56,264)
Dividends Paid	(136,000)	(128,000)
Net cash used in financing activities	(1,344,054)	(53,140)

NET DECREASE IN CASH	(2,219,869)	(411,242)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,807,486	2,443,083
CASH AND CASH EQUIVALENTS AT SEPT. 30, 2005 AND SEPT. 30, 2004	$3,587,617	$2,031,841

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	495,134	409,012

(1)	BASIS OF PRESENTATION

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets as follows:

Useful Life
Land Improvements	20
Bldg & Improvements	40
Mach., Furn. & Equip.	10
Automobiles	5

Commercial Property Held for Sale: The Company's investment in commercial property held for resale was $1,864,409 at September 30, 2005. The commercial property consists of approximately 70 acres of land owned adjoining the Ft. Pierce Jai-Alai facility which was purchased at a cost of $1,087,631. Tara has 8 Residential lots and one home with an estimated fair market value of $776,778.

During the nine months ended September 30, 2005, the Company sold two lots at Tara for $114,900 with a cost of $88,258. The Company recorded a profit of $26,642. The Company had no lot sales during 2004.

During the nine months ended September 30, 2005, the Company sold two homes. In July, 2005, the Company sold a home for $305,000 that was recorded on the books for $329,000. Additional costs associated with the sale amounted $13,015. The Company recorded a loss of $37,015 on the sale. In September, 2005, the Company sold a home for $279,900 on which the Company had accrued a reserve of $207,879 on the property. Net of the reserve, the Company's basis was equal to the sale price, accordingly, there was no gain or loss on the sale. The Company used the sale proceeds to pay off the construction loan of $175,753 on the property and other costs associated with the sale of the property amounted to $23,977.

At September 30, 2005, Tara had 8 developed lots and one home available for sale with a total estimated fair market value of $776,778. The Company carries a valuation reserve on the home and one lot in the amount of $207,865. During the year 2005, the Company has reserved $146, 752 based upon fair market value of the home, compared to the cost.

Valuation Reserve Analysis

	Sept. 30,	Dec. 31,
	2005	2004
Balance at the beginning of the year	$268,992	$119,669
Provision charged to operations	146,752	149,323
Charge offs to the reserve	(207,879)	0
Ending balance	$207,865	$268,992

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss attributable to common shareholders	$(939,438)	$(2,663,221)	$(1,823,172)	$(3,369,173)

Add: Total stock-based employee compensation Reported net of related tax affects		2,075,000		2,075,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects		(2,156,847)		(2,156,847)

Pro forma net income (loss) attributable to common shareholders	$(939,438)	$(2,745,068))	$(1,823,172)	$(3,451,020)

Earnings (loss) per share:

Basic as reported	$(0.31)	$(0.87)	$(0.62)	$(1.14)

Basic pro forma	$(0.31)	$(0.93)	$(0.62)	$(1.16)

Diluted as reported	$(0.31)	$(0.87)	$(0.62)	$(1.14)

Diluted pro forma	$(0.31)	$(0.93)	$(0.62)	$(1.16)

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

The net loss per common share for the quarter ended September 30, 2005 and the net loss for the quarter ended September 30, 2004 was calculated based upon reducing net loss or net income attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended September 30, 2005 and September 30, 2004 was 3,170,150 and 3,111,328, respectively.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the quarter or nine months ended September 30, 2005 and September 30, 2004 because the effect would be antidilutive.

(6)	PREFERRED STOCK

CLASS A PREFERRED STOCK
The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The 2003 dividend was declared in 2003 and made payable in 2004. The 2004 dividend was declared in 2004 and made payable in 2005. The 2003 and 2004 dividends have not been paid. Each share of Class A preferred is convertible into .1125 shares of common stock at the holder's option. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

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

Holders of Series E Preferred Stock may convert all or any such shares to the Company’s common stock (the “Series E Conversion Shares”) beginning 120 days after the issuance of the Series E Preferred Stock. In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.50 and (ii) 80% of the average of the closing bid price of the common stock on the five trading days before conversion. A holder of Series E Conversion Shares may not sell more than 25% of such shares between 120 and 150 days of his purchase of Series E Preferred Stock converted into each share, 50% of such shares between 151 and 180 days of his purchase of Series E Preferred Stock converted into such shares and 75% of such shares between 181 and 210 of his purchase of Series E Preferred Stock converted into each share; holders may generally sell all of their Series E Conversion Shares 211 days after their purchase. On October 31, 2004, 100 shares of the Series E Preferred Stock were converted for 45,482 shares of common stock. The Company actually issued 31,671 shares in excess of the number provided in the conversion formula to settle a dispute with the holders of the Series E shares tendered. There were 200 shares of Class E Preferred stock outstanding at December 31, 2004 and September 30, 2005.

Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock.

CLASS F PREFERRED STOCK
The Company is also authorized to issue up to 2,500 shares of Series F 8% Cumulative Convertible Preferred Stock (the “Series F Preferred Stock”), which provides annual dividends at the rate of 8% of the shares’ stated value. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company’s Board of Directors, such dividends may be paid in shares of the Series F Preferred Stock. Holders of Series F Preferred Stock may convert all or any of such shares to the Company’s common stock at any time. Each share of Series F Preferred Stock shall be converted into 148.3345 shares of common stock (the “Conversion Stock”). The number of shares of Conversion Stock into which each share of Series F Preferred Stock shall be converted shall be proportionately adjusted for any increase or decrease in the number of shares of common stock or Series F Preferred Stock. Upon liquidation, the holders of Series F Preferred Shares shall be entitled to be paid $1,000 per share plus accrued dividends before any distribution to holders of common stock. There were 2,000 shares of Class F Preferred Stock outstanding as of December 31, 2004 and September 30, 2005.

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

Litigation Costs: Legal fees for settlement costs and fees associated with various lawsuits incurred in the normal course of the Company's business activities during 2005 totaled approximately $134,976. Such costs are included in General & Administrative expenses in the accompanying Statements of Operations.

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

Pursuant to the settlement of certain partnership disputes, since the 1998 season the Company has maintained the right to operate SJA at its own risk and for its own benefit under annual agreements which require fixed payments to each of the Summer partners. The agreement authorizing the Company's use of the permit between June 30, 2002 and June 30, 2004 required a fee of $345,000 payable monthly in 12 equal installments. The Company agreed to hold its Summer partners harmless for any and all losses or liabilities incurred through June 30, 2004. After June 30, 2004, the permit agreement terminated and the previous partnership agreement became the controlling document for the operation of SJA by the parties. On October 31, 2004, the partnership was terminated. (See Part II - Item 1 - Litigation)

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

The Company's Tara subsidiary owned a commercial and residential real estate development called Tara Club Estates (collectively, “Tara” or the “Properties”), all of which were situated in Loganville, Walton County, Georgia. The Company sold 24 acres of partially-developed commercial land in October, 2002, for $1,849,087. Payment of the sale price consisted of $438,551 in cash and a first mortgage note of $1,386,816. The Company recorded a net profit of $12,426 on the transaction. On May 30, 2003, the Company received a prepayment of $750,000 on the principal balance of this note. On June 13, 2005, the remaining balance on the note, $456,794 was paid in full.

On May 30, 2003 the Company sold the remaining commercial property, which consisted of 2 acres and a clubhouse for $650,000. The Company received $97,350 in cash, and a non-interest bearing first mortgage for $520,000. The Company valued the note at $447,708. The principal balance of the mortgage is due and payable on May 30, 2006. The Company recorded a net profit of $190,578 on the sale.

During the nine months ended September 30, 2005, the Company sold two lots for $114,900 with a cost of $88,258. The Company recorded a profit of $26,642. The Company had no lot sales during 2004.

During the nine months ended September 30, 2005, the Company sold two homes. In July, 2005, the Company sold a home for $305,000 that was recorded on the books for $329,000. The costs associated with the sale amounted $13,015. The Company recorded a loss of $37,015 on the sale. In September, 2005, the Company sold a home for $279,900 on which the Company had accrued a reserve of $207,879 on the property. Net of the reserve, the Company's basis was equal to the sale price, accordingly, there was no gain or loss on the sale. The Company paid the construction loan of $175,753 on the property and other costs associated with the sale of the property amounted to $23,977.

At September 30, 2005, Tara had 8 developed lots and one home available for sale with a total estimated fair market value of $776,778. The Company carries a valuation reserve on the home and one lot in the amount of $207,865. During the year 2005, the Company has reserved $146, 752 based upon fair market value of the homes, compared to the cost.

The Company owns approximately 70 acres of commercial property in Ft. Pierce, Florida which cost $1,087,631 and is held for sale. The Company has a contract to sell this property for $3,800,000. Closing is set for March 31, 2006. The Company received a non-refundable deposit on this property in the amount of $172,614. The closing is contingent on various factors that could prevent its consummation.

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

The Company has a receivable from Freedom for $235, 317. The receivable is anticipated to be short term.

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

ITEM2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The only property remaining at Tara Club Estates, Inc. for sale is 8 residential building lots, and 1 home, with an aggregate book value of $776,778. The Company carries a valuation reserve of $207,865 on the one home and one lot, of which $146,752 was accrued during the first nine months in 2005.

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
RESULTS OF OPERATIONS -- THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2004

During the quarter and nine months ended September 30, 2005, the Company's operations reflects four months' operation of live Jai-Alai performances at Miami. A full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce. Ft Pierce could not conduct live jai-alai due to two hurricanes hitting the facility in September, 2004. The facility suffered a significant amount of damage and could not open as scheduled January 1st, 2005. Ft. Pierce normally conducts live jai-alai from January 1st, through April 30th every year. Ft. Pierce did conduct ITW on a full schedule during the third quarter, 2005. The Miami facility offers limited ITW products due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria. The Miami fronton also operates six months of each year (from May 1, through October 31) under the Summer Jai-Alai (“SJA”) Partnership Agreement. Accordingly, these numbers do not include operating figures for the Miami facility for the period from May 1, 2005 through June 30, 2005, since the facility is operated pursuant to the Summer Partnership Agreement for that period. The operating figures for that period are handled as a one line item pursuant to the Agreement.

Handle Analysis for the Quarter Ended September 30, 2005 compared to the Quarter ended September 30, 2004

Total handle (amount of money wagered) for the three months ended September 30, 2005 was $6,021,759 from inter-track wagering, compared to total handle (amount of money wagered) for the three months ended September 30, 2004 was $3,869,395 from inter-track wagering, a $2,152,364 increase or 56%.

Handle Analysis for the Nine Months Ended September 30, 2005 compared to the Nine Months Ended September 30, 2004
Total handle (amount of money wagered) for the nine months ended September 30, 2005 was $46,501,905 of which $16,796,317 was from live jai-alai wagering and $29,705,588 was from inter-track wagering.

Total handle (amount of money wagered) for the nine months ended September 30, 2004 was $46,720,730 of which $19,367,280 was from live jai-alai wagering and $27,353,450 was from inter-track wagering.

Handle for the nine months remained relatively the same due to a large increase in Intertrack Wagering.

Attendance for the Quarter ended September 30, 2005 compared to the Quarter ended September 30, 2004
Attendance for live jai-alai performances and ITW for the quarter ended September 30, 2005, including SJA, totaled approximately 66,478 compared to 73,690 for the same period in 2004, a decrease of 6,791 or 9%.

Attendance for the Nine Months ended September 30, 2005 compared to the Nine Months ended September 30, 2004
Attendance for live jai-alai performances and ITW for the nine months ended September 30, 2005, including SJA, totaled approximately 231,641 compared to 316,920 for the nine months ended September 30, 2004 which is a decrease of 85,279 or 27%.

Revenues for the Quarter Ended September 30, 2005 compared to the Quarter ended September 30, 2004
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended September 30, 2005 were $619,023 compared to pari-mutuel revenues of $484,260, for the same period in 2004. Revenues for the quarter ended September 30, 2005 ($619,023) consisted of $38,279 from live Jai-Alai wagering and $580,743 from Inter-Track Wagering. Revenues for the quarter ended September 30, 2004 ($484,260) consisted of $38,101 from live Jai-Alai wagering and $446,159 from Inter-Track Wagering.

Card room Revenue for the quarter ended September 30, 2005 was $10,437 compared to $12,864 for the quarter ended September 30, 2004.

Admissions income, net of state taxes, for the quarters ended September 30, 2005 and 2004, was -0-. The Ft. Pierce Jai-Alai has offeried free admission since May 2004. Food, beverage and other income for the three months ended September 30, 2005 and September 30, 2004 were $215,992 and $206,554 respectively, a $9,438 (5%) increase.

Real Estate Division margin for the quarter ended September 30, 2005 was a loss of $11,822 compared to -0- in 2004. The Company sold one lot and two homes during the quarter ended September 30, 2005 for $639,800. The Company’s cost of sale related to the income this quarter in the amount of $651,622. The Company had an accrued reserve on one of the homes for $207,879.

Total Operating Revenues for the quarter ended September 30, 2005 were $883,630 compared to $703,678 for the same period in 2004. The increase of $129,952 (18%) is largely due to the increase in intertrack commissions.

Revenues for the Nine Months Ended September 30, 2005 compared to the Nine Months ended September 30, 2004
Pari-mutuel revenues (net of state pari-mutuel taxes) for the nine months ended September 30, 2005 decreased $491,824 (8%) to $5,370,609 compared to pari-mutuel revenues of $5,862,432, for the same period in 2004. Revenues for the nine months ended September 30, 2005 $5,370,609 consisted of $2,742,779 from live Jai-Alai wagering and $2,627,830 from Inter-Track Wagering. Revenues for the nine months ended September 30, 2004 ($5,862,432) consisted of $3,405,873 from live Jai-Alai wagering and $2,456,560 from Inter-Track Wagering. Revenues have been significantly affected by the Ft. Pierce facility not conducting live jai-alai during 2005.

Card room Revenue for the nine months ended September 30, 2005 was $371,042 compared to $302,169 for the nine months ended September 30, 2004. Direct Card Room Operating Costs totaled $137,828 for the nine months ended September 30, 2005, compared to $113,493 or the nine months ended September 30, 2004. Card Room Revenue have continued to increase with the new legislation that went into effect in 2003, raising the pot limit, raising the betting limit, and expanding the hours.

Admissions income, net of state taxes, for the nine month period ended September 30, 2005 was $18,707. This compares to $58,833 for the nine month period ended September 30, 2004. Food, beverage and other income for the nine months ended September 30, 2005 and September 30, 2004 were $811,440 and $1,052,369 respectively. Admissions income is significantly lower due to no admission charge at the Company’s Ft. Pierce facility.

Real Estate Division margin for the nine months ended September 30, 2005 was $7,678 compared to -0- in 2004. The Company sold two lots and two homes during the nine months ended September 30, 2005 for $699,800. The Company recognized cost of sales related to the income during the nine months in the amount of $692,122. The Company had an accrued reserve on one of the homes for $207,879. Net of the reserve, the Company's basis was equal to the sale price, accordingly, there was no gain or loss on the sale. The other home sold for $305,000 and was recorded on the books for $329,000.

Total Operating Revenues decreased $696,326 for the nine months ended September 30, 2005 and September 30, 2004. Revenues were $6,579,477 for the nine months ended September 30, 2005 compared to $7,275,803 for the same period in 2004. This decrease is largely due to Ft. Pierce Jai-Alai not having live jai-alai in the year 2005.

General And Administrative Expenses

The following analysis of General and Administrative expenses in this part of the report compares figures for the three and nine months ended September 30, 2005 and September 30, 2004.

General and Administrative for Quarter Ended September 30, 2005 compared to the Quarter Ended September 30, 2004
The Company's general and administrative expenses were $862,963 and $772,957 for the three months ended September 30, 2005 and September 30, 2004, respectively. The Company’s general and administrative expenses and their comparison to the second quarter last year are as follows: Executive salaries for the quarter ended September 30, 2005 were $137,502 compared to $131,156 for the quarter ended September 30, 2004 (see consulting fees). Professional fees increased from $75,408 for the 3rd quarter 2004, to $113,294 for the quarter ended September 30, 2005. Professional fees have increased due to litigation with the SJA partners. Consulting fees for the quarter ended September 30, 2005 were $150,000 compared to $120,000 for the same period in 2004. Consulting fees increased $10,000 per month, effective May 1, 2005. Consulting fees consist of management fees paid in lieu of salary to Freedom Financial Corporation for the services of the Chairman and CEO. Travel and entertainment expense totaled $64,778 for the third quarter of 2005, compared to $47,978 for the third quarter of 2004. Interest expense totaled $145,578 and $134,518 for the three month period ended September 30, 2005 and September 30, 2004, respectively, a 8% increase.

General and Administrative for Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004
The Company's general and administrative expenses were $3,596,331 and $3,657,965 for the nine months ended September 30, 2005 and September 30, 2004, respectively. The Company’s general and administrative expenses and their comparison on a nine month period in 2005 versus 2004 are as follows: Executive salaries were for the nine months ended September 30, 2005 were $409,813 compared to $385,456 for the nine months ended September 30, 2004 (see consulting fees). Professional fees for the nine months ended September 30, 2005 were $295,916 compared to $249,562 for the quarter ended September 30, 2004. Professional fees have increased due to the result of litigation costs. Consulting fees for the nine months ended September 30, 2005 were $410,000 compared to $360,000 for the quarter ended September 30, 2004. Consulting fees consist of management fees paid in lieu of salary to Freedom Financial Corporation for the services of the Chairman and CEO. Effective May 1, 2005, consulting fees increased from $40,000 to $50,000 a month. Travel and entertainment expense increased $16,801 (9.7%) to $187,133 for the nine month period ending September 30, 2005, compared to $172,524 for the nine months ended September 30, 2004. Interest expense totaled $495,134 and $409,012 for the nine month period ended September 30, 2005 and September 30, 2004, respectively. Interest expense has significantly increased due to the quarterly interest payments paid to Isle of Capri Casinos, Inc. starting in the year 2005.

Operating Expenses

The following analysis of Operating expenses in this part of the report compares figures for the three and nine months ended September 30, 2005 and September 30, 2004.

Operating Expenses for Quarter Ended September 30, 2005 compared to Quarter Ended September 30, 2004
The Company's operating expenses for the three months ended September 30, 2005 and September 30, 2004 were $480,545 and $2,338,721 respectively. The Company’s operating expenses and their comparison to the third quarter last year are as follow: Depreciation and amortization expense for the three months ended September 30, 2005 and September 30, 2004, was $86,390 and $118,555 respectively. Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending September 30, 2005 and September 30, 2004, were $807,714 and $810,495 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $68,386 for the three months ended September 30, 2005, compared to $49,407 for three months ended September 30, 2004. The components of the 2005 wagering equipment and expenses were $68,386 in ITW tote. Utilities expense totaled $150,473 and $158,494 respectively, for the three months periods ended September 30, 2005 and September 30, 2004. Program costs were $20,798 and $16,558, respectively, are also included in the total operating expenses for the three month period ended September 30, 2005 and 2005. Operating expenses (including payroll costs) for the bar, restaurant, souvenir and concessions costs were $52,765 and $49,719 for the three month periods which ended September 30, 2005 and September 30, 2004, respectively. Operating payrolls and contract labor costs totaled $440,469 and $399,806 for the three month periods ended September 30, 2005 and September 30, 2004, respectively. Of the $440,469, $81,605 was mutuels payroll, $149,483 was maintenance payroll, $10,361 was office payroll, and $199,019 was security payroll. Maintenance expense for the three months ended September 30, 2005, totaled $90,931. Advertising expense for the three months ended September 30, 2005, totaled $16,813 compared to $30,251 for the three months ended September 30, 2004.

Operating Expenses for Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004
The Company's operating expenses for the nine months ended September 30, 2005 and September 30, 2004 were $4,514,039 and $6,675,778, respectively. Operating costs will be significantly lower during the first nine months due to Ft. Pierce Jai-Alai not conducting live jai-alai for the period January 1st through April 30th. Ft. Pierce was damaged by two hurricanes in a period of 3 weeks in September 2004. The jai-alai sustained a significant amount of damage and for the first time in thirty years live jai-alai season had to be canceled. This resulted in overall lower operating costs for 2005. The Company’s operating expenses and their comparison to the third quarter last year are as follows: Depreciation and amortization expense for the nine months ended September 30, 2005 and September 30, 2004, was $226,232 and $396,884 respectively. Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the nine months ended September 30, 2005 and September 30, 2004, were $2,496,020 and $2,918,850 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $462,304 for the nine months ended September 30, 2005, compared to $454,435 for nine months ended September 30, 2004. The components of the 2005 wagering equipment and expenses were $217,523 in ITW tote, interface, and telephone charges; $77,106 in totalizator equipment rental; $77,500 in satellite charges and $90,174 in camera/television rental. Utilities expense totaled $407,175 and $448,679 respectively, for the nine months periods ended September 30, 2005 and September 30, 2004. Program costs were $103,362 and $119,234, respectively, are also included in the total operating expenses for the nine month period ended September 30, 2005 and 2004. Operating expenses (including payroll costs) for the bar, restaurant, souvenir and concessions costs were $369,102 and $565,714 for the nine month periods which ended September 30, 2005 and Septmeber 30, 2004, respectively. Operating payrolls and contract labor costs totaled $1,521,267 and $1,637,521 for the nine month periods ended September 30, 2005 and September 30, 2004, respectively. Of the $1,521,267, $413,963 was mutuels payroll, $433,810 was maintenance payroll, $18,520 was admissions payroll, $80,034 was office payroll, and $574,941 was security payroll. Maintenance expense for the nine months ended September 30, 2005, totaled $236,800. Advertising expense for the nine months ended September 30, 2005, totaled $194,608 compared to $270,189 for the nine months ended September 30, 2004. Public Company costs for the nine months ended September 30, 2005, were $32,154 compared to $30,735 for the nine months ended September 30, 2004.

Other Income (Expense)
The Company had Other Expense of $255,362, for the quarter ended September 30, 2005. Other Expense for the quarter ended September 30, 2005 consisted of a loss in Summer Jai-Alai of $280,877, Federal and State Income tax expense of $250, and interest income of $25,765. The compares to Other Expense of $113,157 for the quarter ended September 30, 2004. Other Expense for the quarter ended September 30, 2004 consisted of a loss in Summer Jai-Alai of $128,749, federal and state income tax expense of $750, and interest income of $16,342.

The Company had Other Income of $80,705, for the nine-month period ended September 30, 2005. Other Income for the nine months ended September 30, 2005 consisted of $305,305 in pari-mutuel tax credits, loss in Summer Jai-Alai of $289,134, Federal and State Income Tax expense of $250, and interest income of $64,784. This compares to Other Income of $171,494, for the nine-month period ended September 30, 2004. Other Income for the nine months ended September 30, 2004 consisted of $315,545 in pari-mutuel tax credits, loss in Summer Jai-Alai of $206,156, federal and state income tax expense of $750 and interest income of $62,855.

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

Summary of Operations
The Company had a net loss of $939,438 or ($.31) per common share for the three months ended September 30, 2005, compared to net loss of $2,663,221 or ($.87) per common share for the three months ended September 30, 2004. The large difference in the net loss is due to the fact that we expensed stock options during the third quarter in 2004. The Company had a net loss of $1,823,172 or ($.62) per common share for the nine months ended September 30, 2005 compared to a net loss of $3,369,173 or ($1.14) per common share for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at September 30, 2005 was $3,587,618. At September 30, 2005, the Company had a negative working capital of $2,729,267, this is an increase in working capital of approximately $761,837 from December 31, 2004. The Company paid $1,245,163 to CIB Bank with $1,000,000 going to the principal balance of the CIB bank note and $245,163 going in a reserve account which will make the monthly interest payments until maturity of the note on October 31, 2005. At the present time, management does not anticipate that the negative working capital will have any adverse effects on operations and the company's ability to meet its obligations. Any period beyond 24 months, management would not be able to determine at this time, the adverse effects on operations.

During the nine months ended September 30, 2005, net cash used in the Company's operating activities was $1,875,596 compared to $533,583 during the nine months ended September 30, 2004. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations. Principal revenues were from net pari-mutuel wagering commissions on live Jai-Alai and ITW events.

During the nine months ended September, 2005, cash provided by investing activities was $999,781 compared to $175,481 proceeds provided by Investing Activities for the nine months ended September 30, 2005. In 2005, the Company’s real estate division sold $699,800 in property compared to -0- in 2004.

During the nine months ended September 30, 2005, cash used in financing activities was $1,344,054 compared to $53,140 cash used during the nine months ended September 30, 2004. The Company paid CIB Bank a $1,000,000 on the principal of the loan in 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

As reported in the Registrant’s Current Report on Form 8-K dated October 31, 2001, and in Part II , Item 5 of the Registrant’s June 30, 2005 Quarterly Report  on Form 10-QSB,  the Registrant’s wholly-owned subsidiary, Florida Gaming Centers, Inc. was indebted to First Bank, as successor by merger to CIB Bank, on a promissory note in the original principal amount of $4,600.000 (the “Loan”) with a maturity date of October 31, 2005.

 At  October 31, 2005, the Loan was paid down to $2,400,000, and on the same date Freedom Financial Corporation, which owns a controlling interest in the Registrant, purchased the Loan from First Bank for $2,400,000. First Bank assigned the note representing the Loan and the mortgages securing the Loan to Freedom Financial Corporation, without recourse to First Bank, but, First Bank retained the warrants and the right to the deferred fee.

Freedom Financial Corporation , Florida Gaming Centers, Inc, and City National Bank of Florida,  Trustee, have agreed that the $2,400,000 purchase price of the Loan will be repaid by executing an amended note in favor of Freedom Financial Corporation secured by the mortgages assigned  to Freedom Financial Corporation by First Bank  on terms and conditions to be agreed upon. If not known, FGC should file an 8-K when they become known.

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

FLORIDA GAMING CORPORATION (Registrant)

Date: November 14, 2005	By:	/s/ W. B. Collett
W. B. Collett
Chairman of the Board and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer