Form 10KSB
period 2005-12-31
FLORIDA GAMING CORP
filed 2006-03-31
CIK 312065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Yes☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The registrant's revenues for the most recent fiscal year: $12,599,741

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 23, 2006.

Common stock, par value of $.20 per share - $22,090,539

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

The number of shares of the registrant's common stock outstanding as of March 23, 2006 - 3,198,630 shares.

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

Reverse Stock Split

Effective January 27, 2003, Florida Gaming Corporation’s common stock was reverse split two shares of $.10 par value common stock for one share of $.20 par value common stock. No scrip or fractional shares were issued in connection with the reverse split. Stockholders otherwise entitled to receive a fractional interest were paid cash in an amount equal to the fraction to which the stockholder would otherwise have been entitled to multiplied by $5.50, which was two times the closing price of the common stock on January 27, 2003 as reported on the OTC Bulletin Board.

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

The profit sharing arrangement with WJA is based on Centers' net profits, before income taxes, as defined. The Company agreed to pay WJA 20% of the cumulative net profits of Centers for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per- year cap described below. The cumulative $1,000,000 cap is equal to the product of $1,000,000 multiplied by the completed number of years in the ten-year period, minus the sum of all amounts previously paid under the 20% profit sharing arrangement. In addition, if Centers has net profits in any calendar year during the ten-year period in excess of $5,000,000, but has not paid WJA a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, Centers will pay WJA 5% of the portion of the net profits on which the 20% payment was not made. No net profit payments will be due for any year after the ten-year period. If, during the ten-year period, Centers disposes of any of its significant assets or operations, except Ft. Pierce, then WJA would be entitled to receive an amount equal to 10% of Centers gain (net of related carrying costs), if any, on the disposition. The Company previously accrued a disposition payment relating to the gain on the sale of its Tampa and Ocala properties on certain Miami properties.  In that connection, on April 22, 2002, the Company agreed to pay WJA $200,000 (at $20,000 per month for 10 months) in satisfaction of its obligations to WJA for the disposition payments due on the sale of Tampa and Ocala.

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

In 1980, WJA and three other pari-mutuel permit holders formed Summer Jai-Alai Partners ("SJA"), a Florida general partnership, to own a pari-mutuel permit and to conduct pari-mutuel jai-alai operations at the Miami Fronton during the summer months ("Summer Operations"). As part of the acquisition of the WJA assets, the Company acquired and currently owns a 21% interest in SJA. The partnership agreement terminated October 31, 2004 and the Company is now operating SJA as a division of the Company. See “Summer Jai-Alai Partnership”,

Development of Cardrooms

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

As a result of legislation passed during the 2003 legislative session, significant changes were made which amended current provisions for the operation of card rooms at pari-mutuel facilities. The legislation, HB 1059, became law effective midnight August 5, 2003. The most notable changes to the operation of the card rooms are:

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

Fronton's Schedule of Jai-Alai Performances

Pursuant to the pari-mutual wagering permit granted by the Florida Department of Pari-Mutuel Wagering (²DPMW²), each Fronton, in order to conduct ITW, must offer a "full schedule" of jai-alai performances of at least 40 live evening and/or matinee performances per year. In addition, the Fronton may offer ITW year-round so long as a pari-mutuel facility in Florida is providing the required number of live performances per year. Each Fronton has received a license from the DPMW to conduct live jai-alai performances during the 2005-2006 season. The Miami Fronton conducts live jai-alai performances year round. Fort Pierce did not operate live jai-alai in 2005 due to the damage incurred by two hurricanes in 2004. The Ft. Pierce Fronton remains open for ITW year-round.

The Company is permitted to operate a limited number of charitable and scholarship nights in addition to its regular performances. The taxes otherwise due to the State of Florida for such nights are allocated to various charitable causes and scholar-ships as determined by the Company in accordance with Florida law.

Employees

The Company had 142 jai-alai players under contract on December 31, 2005.

Players' compensation includes base salary, prizes for winning games played (first, second, third places), and bonuses. The Company enters into seasonal contracts with its players with no provision for vacation. Florida law prohibits any fronton facility from requiring a jai-alai player to perform on more than six consecutive calendar days.

As of December 31, 2005, in addition to jai-alai players, the Company employed approximately 127 part-time employees and 96 full-time employees, none of which are unionized. The Company believes that its present employee relations with its jai-alai players, some of whom belong to the International Jai-Alai Players Association/U.A.W., and the Company's relations with other employees are satisfactory.

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

Industry Overview

The jai-alai industry live handle (money wagered) generally has declined in the last several years, due to increased gaming competition such as Indian Gaming, gambling cruise ships, and the state-wide lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in the Company’s market areas. Average live jai-alai handle, state-wide, on-track handle per performance for the state of Florida fiscal years ended June 30, 2005 and June 30, 2004 was approximately $38,883 and $39,964, respectively. The total number of performances decreased statewide from 1,222 for fiscal year ended June 30, 2004 to 1,032 for the same period in 2005. Aggregate live handle, state-wide, decreased from $48,835,631 for the fiscal year ended June 30, 2004 to $40,127,312 for the fiscal year ended June 30, 2005, approximately 18%. Aggregate live handle for the Company decreased from $24,215,212 in 2004, to $19,006,190 a decrease of 21%. For comparison purposes only, the 2004 and 2005 handle figures include SJA. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future. Because the Company’s jai-alai business is tied directly to many, if not all, of the factors which influence the jai-alai industry as a whole, a players strike or the enactment of unfavorable legislation could have an adverse impact on the Company’s operations.

Inter-track wagering has grown significantly since its initiation in the State of Florida in August 1990. The State-wide ITW handle for the State of Florida’s fiscal year ended June 30, 1991 was approximately $109 million. The state-wide ITW handle for the State of Florida increased from $762.2. million to $792.1 million, for the fiscal years ended June 30, 2004 and 2005, respectively, an increase of 3.3%. The Company’s ITW handle increased from approximately $73.9 million for the year ended December 31, 2004, to approximately $74..5 million for the year ended December 31, 2005 an increase of $559,098-- less than 1%. For comparison purposes, the 2004 and 2005 ITW handle figures include SJA.

All Florida permit-holders are authorized to engage in ITW year-round, subject to certain restrictions, all of which are not discussed herein. ITW is permitted on thoroughbred racing, harness racing, dog racing, and jai-alai. ITW is permitted at a pari-mutuel facility so long as at least one facility in Florida is providing live pari-mutuel performances on any such day that ITW is offered.

Pursuant to the statute and subject to certain restrictions, Florida jai-alai frontons and dog racing tracks may receive broadcasts of dog races or jai-alai games conducted at tracks or frontons located outside of Florida ("out-of-state host facili-ties"). Among the restrictions applicable to such broadcasts, however, are the following: (1) that the receipt of out-of-state broadcasts by the Florida fronton or dog racing track (the "Florida guest facility") only be permitted during the Florida guest facility's operational meeting, (2) in order for the Florida guest facility to receive such broadcasts, the out-of-state host facility must hold the same type of class of pari-mutuel permit as the Florida guest facility, i.e., horse to horse, jai-alai to jai-alai, etc., (3) the guest facilities may not accept wagers on out-of-state races or games that exceed 20% of the total races or games on which wagers are accepted live. All wagering placed on out-of-state ITW broadcasts is included in the amount taxed pursuant to the Pari-Mutuel Law.

Each of the Frontons, as a guest facility when it participates in ITW, is entitled by statute to a minimum of 7% of the total contribu-tions to the pari-mutuel pool when the ITW broadcast is by a host horse racing facility. Each of the Frontons is eligible by statute to receive a minimum of 5% of the total contributions to the pari-mutuel pool when the ITW broadcast is by facilities other than horse racing facili-ties (greyhound and jai-alai). In addi-tion, each of the Frontons is autho-rized to receive admis-sions and program revenue when conducting ITW.

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

Limit on Share Accumulations. Florida law requires that before any person or Company is permitted to obtain a 5% or greater equity interest in a pari-mutuel operator and exercises control with respect to those shares, such person or company must receive the approval of the DPMW. Such person or company must submit to a background investigation equivalent to that required of permit-holders to determine that such person or company has the requisite qualifications for holding a permit. Consis-tent with Florida law, the Company cannot issue shares of Common Stock to a person or company who would thereby have obtained a 5% or greater equity interest, whether in a single transaction or series of integrated transactions, until the purchaser has received the approval of the DPMW.

Required Number of Live Jai-Alai Performances. In order to qualify to offer ITW, a fronton must offer a "full schedule" of live races per year. A "full schedule" of jai-alai means the operation of at least 40 live evening or matinee performances during a year. In this context, a live performance must consist of no fewer than 8 games conducted live for each of a minimum of three performances per week at the permit-holder's facility under a single admission charge. The Company anticipates it will offer at least 40 live evening or matinee performances on an annual basis at its Miami Jai-Alai and Ft. Pierce Jai-Alai. In September, 2004, the Ft. Pierce Jai-Alai was hit by two hurricanes. The extensive damage could not be repaired in time for the live jai-alai season which was to begin January 1, 2005. Ft. Pierce Jai-Alai was allowed to conduct ITW for the year 2005 even though they did not have the required number of performances for live jai-alai because it was through no fault of the Company that the jai-alai could not open for live jai-alai in 2005.  On October 24, 2005, the Miami Jai-Alai was hit by a hurricane and was closed  for 18 days.

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

Daily License Fee. During the 2005-2006 live jai-alai season, a Daily License Fee of $40 was assessed for each jai-alai game conducted at each of the Company’s Frontons. The Daily License Fee regulations amendments provide, however, that should an amendment to the Florida Constitution be adopted that would permit casino gambling at pari-mutuels such as the Frontons, the fee would return to $80 per jai-alai game; no such amendment has been passed. Such fee is paid to the DPMW to defray regulatory costs.

Taxation. The pari-mutuel tax structure applicable to frontons operating in Florida provides for distribution of taxes, on a daily basis, based on the Handle. As discussed below, the pari-mutuel tax structure changed effective July 1, 1994, as a result of amendments adopted by the Florida Legislature in the 1994 Regular Session. The various taxes applica-ble to the Fronton are as follows:

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

Miami’s tax credits carried forward into 1999 were $2,427,201 and Miami had unused credits totaling $2,502,200 at December 31, 1999. Miami’s loss from operations totaled $301,012 at December 31, 2000, accordingly, its unused credits totaled $2,577,201. For the years 2001, 2002, and 2003, Miami had unused credits totaling $2,652,201.

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

Summer Jai-Alai Partnership

Pursuant to a lease agreement which expired in 2004, Summer Jai-Alai Operations rented the Miami fronton for the time in which its season was conducted. The rental was based upon 1% of handle. Pursuant to the settlement of certain partnership disputes, since the 1998 season the Company has maintained the right to operate SJA at its own risk and for its own benefit under annual agreements which require fixed payments to each of the Summer partners. The Company agreed to hold its Summer partners harmless for any and all losses or liabilities incurred through June 30, 2004. After June 30, 2004, the permit agreement terminated and the previous partnership agreement became the controlling document for the operation of SJA by the parties. Effective October 31, 2004, the Partnership terminated and for the year ending December 31, 2005, the Company began operating Summer Jai-Alai for its own benefit as a division of the Company. All revenues and expenses of the SJA division are included in the operating income and expenses in the accompanying 2005 statement of operations. The company’s former partners have challenged the termination of the partnership and litigation is currently pending.

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

These Properties consisted of over 100 fully-developed, and 163 partially-developed, single-family residential home sites, a swim and tennis club facility, and 27 acres of partially-developed commercial property. As of December 31, 2005, approximately two-hundred and fifty-four (257) home sites had been sold. The residential sites are presently selling at an average in excess of $48,000 per site. Prior to the acquisition of the Properties by the Company, thirty-nine homes, having a combined market value of approximately $10,000,000 had been constructed and sold by Freedom at an average price of $250,000 each. The Properties are located on the east side of Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits. Located in western Walton County, Georgia, the Properties are approximately three miles east of the Gwinnett County/Walton line. The population of the Atlanta area is now over four million residents and is continuing to increase. Gwinnett County is located in the Northeast section of Metropolitan Atlanta,.

On October 31, 2002, the Company sold approximately 25 acres of partially developed commercial property for $1,849,087. On November 18, 2004, the Company received a principal payment of $112,950 and on December 29, 2004 the Company received another principal payment of $67,680. The remaining note receivable of $456,186 was paid off in June 2005.

During the year ended December 31, 2005, the Company sold two homes. During 2004, Tara repurchased a home previously sold to settle a dispute with a buyer. In July, 2005, the Company sold the home it had repurchased in 2004. The home was sold for $305,000 that was recorded on the books for $329,000. The costs associated with the sale amounted $9,685. The Company recorded a loss of $33,685 on the sale during the year 2005.

In September, 2005, the Company sold another home for $279,900 on which the Company had accrued a reserve of $207,879 on the property. Net of the reserve, the Company's basis was equal to the sale price. There were $21,798 in settlement costs which resulted in a loss on the sale of $21,798. Net proceeds on the sale amounted to $258,102. The Company paid off the construction loan of $175,753 on the property.

During 2005, Tara also sold 3 of its residential lots and recognized a gain of $29,356.  Net proceeds on the sales amounted to $216,856 ($227,900 sale price less $11,044 in settlement costs) and Tara's basis in the lots totaled $187,500.

At December 31, 2005, Tara had 5 developed lots valued at $297,500 and one home and one lot valued at $430,000. Subsequent to the year ended December 31, 2005. the Company sold the remaining home for $370,000.

The Company owned approximately 70 acres of commercial property in Ft. Pierce, Florida which cost $1,087,631 and was held for sale at December 31, 2005. Subsequent to year ended December 31, 2005, the Company sold this property on March 22, 2006 for $3,800,000 in cash. The Company also received $150,000 in non refundable extension fees for which fees extended the closing from December 31, 2005 to March 31, 2006. The total received was $3,950,000 with expenses totaling approximately $223,500 leaving a net sales price, after expenses, of $3,726.500.

Tampa Jai-Alai Permit

On September 8, 1998, the Company sold the Tampa Jai-Alai facility to a real estate development company unaffiliated with the Company. The Company retained the Tampa gaming permit which remains available for possible use at a different location in Hillsborough County, Florida.

Certain Considerations

Potential Dilution and Market Impact From Outstanding Capital Stock and Options. As of March 23, 2006, the Company had 3,198,630 shares of Common Stock issued and outstanding. In addition, as of that date, 1,146,515 shares of Common Stock were issuable upon the exercise of outstanding options and warrants. Additional shares of Common Stock were issuable upon the conversion of outstanding shares of Series A, Series E and Series F preferred stock. The voting power of each holder of Common Stock would be diluted by the issuance of additional shares of Common Stock. Moreover, the prevailing market price for the Common Stock may be materially and adversely affected by the addition of a substantial number of shares of Common Stock into the market.

Of the approximately 3,198,630 shares of Common Stock issued and outstanding as of March 23, 2006, Persons who may be deemed "affiliates" (as that term is defined under the Securities Act) of the Company or who acquired the shares in a transaction exempt from registration under the Securities Act since March 25, 1995, hold approximately 1,523,308 shares ("Restricted Shares") of the approximately 3,198,630 shares of Common Stock issued and outstanding as of March 23, 2006, of which 1,523,308 shares may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. For additional information with respect to the Restricted Shares, see "ITEM 5. Market for Common Equity and Related Stockholder Matters."

Potentially Volatile Stock Price. The price of the Common Stock on the NASDAQ SmallCap Market in the past two years has shown significant volatility. During 2005 the price of Common Stock ranged from $5.51 and $35.90. During the year 2004, the price of Common Stock ranged from $3.25 to $31.37, In November, 2004, Constitutional Amendment No. 4 was approved statewide by Florida voters. Amendment No. 4 allowed Dade and Broward Counties to hold local referendums to decide whether to install slot machines at the seven (7) pari-mutuel facilities located in those two counties. The Company owns Miami Jai-Alai which is located in Dade county. The state-wide approval of Amendment No. 4 on November 2, 2004, had significant impact on the market of Company’s common stock. On March 8, 2005, voters of Dade County narrowly rejected the installation of slot machines in the three pari-mutuels located in Dade county.

On August 21, 1998, the Company’s common stock was de-listed from the Nasdaq Small-Cap Market and the stock is now traded on the Over-the-Counter - Bulletin Board under the trading symbol “FGMG”.

Management of Growth and Restructuring. Since the change in management of the Company in March 1993, the Company has substantially expanded its operations. In 1996, the Company acquired three jai-alai facilities and in 1997 the Company acquired a real estate development near Atlanta, Georgia. The Company has completed a major part of its strategic plan to improve its’ working capital and achieve profitability. The Company completed the sale of the Tampa facility and sold property located near the Miami Fronton not needed in its day-to-day operations, for an aggregate cash consideration for both properties of $12,455,000. These real estate sales reduced the Company’s over-all debt level, thereby reducing interest expense and other operating expenses. To further increase cash flow, the Ocala Jai-Alai was sold July 31, 2000 for $2,500,000. The Company also sold most of the Georgia real estate development during 2002 and 2003. During 2005, the Company sold two homes and three lots. The only property remaining in Georgia as of March 23, 2006, is six developed lots.

Refinancing. On October 31, 2001, the Company obtained a loan from CIB Bank, Frankfort, IL for $4,600,000. The Company incurred loan acquisition and closing costs totaling $416,000. These costs consisted of legal fees, bank points and misc. fees. The loan was used to pay off approximately $2,000,000 of unsecured debt and $2,600,000 of secured debt and other unsecured obligations. This refinancing resulted in an interest savings of about $300,000 per year. On October 31, 2005, Freedom Financial Corporation (“Freedom”) paid $2,400,000 to purchase a loan previously made by  First Bank  (formerly CIB Bank)  to  Florida Gaming Centers, Inc. (“Centers”). First Bank assigned, without recourse,  the note representing the loan as well as the mortgages, rents, and receivables securing the loan to Freedom, but retained the right to elect between receiving a $250,000 deferred fee or exercising warrants to purchase 102,115 shares of the Registrant’s common stock in connection with the loan. Effective October 31, 2005, Freedom and Centers entered  into an Amended and Restated Loan Agreement and a Third  Amended and Restated Note in the principal amount of $2,400,000 with an 8% fixed rate of interest. The  Amended and Restated Note is unconditionally guaranteed by the Registrant and by W. Bennett Collett, individually. The Registrant issued warrants to purchase 20,000 shares of its common stock to Freedom and 40,000 shares  of its common stock to third parties as an inducement for them to fund Freedom’s loan to Centers.

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

Control of the Company.  As of March 23, 2006, W. Bennett Collett, Chairman and Chief Executive Officer of the Company, beneficially owned or controlled directly and by proxy an aggregate of 1,514,491 shares (39.6%) of the Company's issued and outstanding shares of Common Stock (including 1,034,491 shares (30.9%) beneficially owned by Freedom, with respect to which Mr. Collett disclaims beneficial ownership). Mr. Collett is and will be able to exert considerable influence over the election of the Company's directors and the outcome of corporate actions requiring stockholder approval.

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

Item 1A. Risks Related to the Company

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and company could materially impact our future performance and results. The factors described below are the most significant risks that could materially impact our business, financial condition and results of operations. Additional risks and uncertainties that are not presently known to management, that are currently deemed immaterial or that are similar to those faced by other companies in the gaming industry or business in general may also impair the Company’s business and operations. Should any risks or uncertainties develop into actual events, these developments could have a material, adverse impact on our business, financial condition and results of operations.

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

There has been a general decline in the number of people attending and wagering on jai-alai due to a number of factors, including Indian casinos, boats to nowhere and the Florida state lottery

An apparent decline in the popularity of jai-alai, as evidenced by decreased industry handle generated during 2005, could adversely impact the Company’s business. Any decline in the interest in jai-alai or any change may adversely impact revenues and, therefore, results of operations. Declining jai-alai attendance and increasing competition in simulcasting may have a material, adverse impact on our results of operations.

The Company also competes for patrons with other sports, entertainment and gaming operations, including land-based, riverboat, cruise ship and Native American casinos and state lotteries.

The Company faces competition from gaming companies that operate on-line and Internet-based gaming services. These services allow patrons to wager on a wide variety of sporting events from home. Unlike most on-line and Internet-based gaming, companies, the Company may require significant and ongoing capital expenditures for both its continued operation and expansion. The Company also could face increased costs in operating business compared to these gaming companies. The Company cannot offer the same number of gaming options as on-line and Internet-based gaming companies. In addition, many on-line and Internet gaming companies are based off-shore and avoid regulation under U.S. state and federal laws. These companies may divert wagering dollars from legitimate wagering venues. Competition in the gaming industry is likely to increase due to limited opportunities for growth in new markets. The Company’s inability to compete successfully with these competitors could have a material, adverse affect on its business.

Extensive Regulation from Various Authorities. The operation of pari-mutuel wagering and gaming facilities is subject to extensive state and local regulation. The Company depends on continued state approval of legalized gaming in Florida. Wagering and jai-alai facilities must meet the licensing requirements of the Florida Department of Pari-Mutuel Wagering. The high degree of regulation in the gaming industry is a significant obstacle to the Company’s growth strategy.

Potential Changes in Legislation and Regulation of Operations. Gaming operations exist at the discretion of the state of Florida. Certain aspects of the gaming operations are also subject to federal statutes or regulations. All pari-mutuel wagering operations are contingent upon continued governmental approval of those operations as forms of legalized gaming. Legislation to limit or prohibit gaming (pari-mutuel or non-pari-mutuel) may be introduced in the future. Any restriction on or prohibition of gaming operations could have a material, adverse impact on the results of operations. In addition, the approval process for any expansion of gaming operations into alternative gaming, such as video lottery terminals can be time-consuming and costly, and there is no assurance of success. The Company will continue to seek legal authority to offer alternative gaming at our frontons where alternative gaming is not currently permitted.

The passage of legislation permitting alternative gaming at the frontons can be a long and uncertain process. As a result, there can be no assurance that (1) jurisdictions in which the Company owns or operates frontons will pass legislation permitting alternative gaming, (2) if jurisdictions pass such legislation, it will be permitted at the frontons, and (3) if alternative gaming is permitted at the Company owned frontons, it will be on economically viable terms. If alternative gaming legislation is enacted in the areas where a Company-owned front is located, the Company plans to conduct alternative gaming. There may be significant costs and there may be other significant risks.

Inclement Weather and Other Conditions. In September 2004, the Ft. Pierce fronton was struck by two hurricanes and could not open for the live jai-alai season in 2005.  On October 24, 2005 a hurricane caused disruption to operations at the Miami Jai-Alai and the Miami fronton was closed for 18 days during 2005. Any severe weather conditions that could lead to the loss of use of Company facilities for an extended period could have a material, adverse impact on our results of operations.

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

Jai-Alai Players The Company strives to continue to draw the best jai-alai players from around the world. The Company has written agreements with our players. The failure to maintain agreements with the players or if the players should strike, this could negatively impact the results of operations.

Risks Associated with Acquisitions. There may be liabilities which the Company fails or is unable to discover in the course of performing due diligence investigations on any company or business it seeks to acquire or has acquired, including liabilities arising from non-compliance with certain federal, state or local laws by prior owners, and for which the Company, as a successor owner, may be responsible. The Company will seek to minimize its exposure to such liabilities by obtaining indemnification from former owners, which may be supported by deferring payment of a portion of the purchase price. However, there is no assurance that such indemnification’s, even if obtainable, enforceable and collectible (as to which there also is no assurance), will be sufficient in amount, scope or duration to fully offset the possible liabilities arising from the acquisitions. The success of the Company in the gaming industry is dependent on a number of factors including, but not limited to, economic conditions, competitive environment, adequate capital, accurate site selection, construction schedules, and the availability of trained personnel. There can be no assurance that the Company will be successful in the pari-mutuel and gaming industry or in any related industries which it enters.

Other Risks. Many other risks beyond the control could seriously disrupt operations, including:

•	The effect of global economic conditions;
•	The effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties;
•	The economic environment;
•	The financial performance of the jai-alai operations;
•	Costs associated with the efforts in support of alternative gaming initiatives.

Item 1B. Unresolved Staff Comments.
None.

ITEM 2. Description of Property.

Set forth below is a brief description of the Frontons:

	Number	Size of	Number of
	Of	Building	Gaming
Location	Acres	Sq.Ft.	Seats

Ft. Pierce	55.00	80,000	2,150
Miami	8.99	185,000	4,389
Totals	63.99	265,000	6,539

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

In January 1995, the Company acquired five parcels of land encompassing approximately 102 acres contiguous to the Fort Pierce fronton property. For a description of the long-term debt secured by this property, see Note I to the Company's financial statements included in this Form 10-KSB. The remaining acreage will remain as part of the jai-alai property

ITEM 3. Legal Proceedings.

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

Summer Jai-Alai

A subsidiary of Florida Gaming Corporation (the “Corporation”), Florida Gaming Centers, Inc. (“FGC”), has been named a defendant in an action entitled Hartman & Tyner, Inc., West Flagler Associates, Ltd., BKCLP 2, Ltd. And Summer Jai-Alai Partnership v. Florida Gaming Centers, Inc. Case No. 05-008302, filed on June 1, 2005 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Plaintiffs allege breach of contract, breach of fiduciary duty and unjust enrichment arising out their relationship with FGC in connection with the Summer Jai-Alai Partnership, a Florida partnership through which the plaintiffs and FGC have historically operated jai alai and intertrack wagering programs at FGC's Miami fronton from May 1 through October 31, each year. Plaintiffs complain, among other things, that FGC breached related agreements between the plaintiffs and FGC and that FGC sold land in violation of the agreements governing the Summer Jai-Alai Partnership. FGCV has filed its answer and a counterclaim asking, among other things, for a declaration that all agreements related to the operation of the Summer Jai-Alai Partnership terminated October 31, 2004. The Corporation believes that FGC has meritorious positions and FGC intends to vigorously pursue its defense and counterclaim.

Other Suits

The Company is a defendant in certain other suits which are deemed to be routine litigation in the ordinary course of business. The Company believes that the ultimate resolution of the suits will not have a material adverse impact on the Company's financial position or its results of operations.

 PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

Effective January 27, 2003, Florida Gaming Corporation’s common stock was reverse split two shares of $.10 par value common stock for one share of $.20 par value common stock. No scrip or fractional shares were being issued in connection with the reverse split. Stockholders otherwise entitled to receive a fractional interest were paid cash in an amount equal to the fraction to which the stockholder would otherwise have been entitled multiplied by $5.50, which was two times the closing price of the common stock on January 27, 2003 as reported on the OTC bulletin board.

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

The bid prices reflect inter dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The table shows the high and low bid prices for the years 2004 and 2005.

2005	High	Low

For the Quarter Ended:
March 31	35.00	5.51
June 30	14.55	5.51
September 30	12.95	11.50
December 31	13.50	12.00

2004	High	Low

For the Quarter Ended:
March 31	4.05	3.25
June 30	6.10	3.30
September 30	11.40	6.00
December 31	29.80	8.00

*************************

As of December 31, 2005, the Company had approximately 1825 holders of record of its Common Stock.

Persons who may be deemed “affiliates” of the Company or who acquired the shares in a trans-action exempt from registration under the U. S. Securities and Exchange Act (“the “Securities Act”) hold approximately 1,523,308 shares (“Restricted Shares”) of the 3,198,630 shares of Common Stock outstanding as of March 23, 2006, which may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. Freedom, the holder of 886,157 Restricted Shares, has demand registration rights for its shares. Freedom is indebted to Collett on various demand promissory notes in the amount of $3,856,037 as of December 31, 2005. As security for Colletts’ notes, Freedom pledged to Collett the following shares of Company stock of Florida Gaming Corporation, owned by Freedom: 886,157 issued and outstanding shares of common stock, $1,000,000 face amount of Series F Preferred Stock and $200,000 face amount of Series E Preferred Stock.

In general, under Rule 144 a person (or person whose shares are aggregated) who has beneficially owned Restricted Shares for at least one year, including a person who may be deemed an affiliate of the Company, is entitled to sell within any three-month period up to that number of shares of Common Stock that does not exceed the greater of 1% of the then-outstanding shares (approximately 31,986 shares) of Common Stock of the Company or up to the number of shares equal to the average weekly trading volume of the Common Stock on the Over-the-Counter Market during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain restrictions relating to manner of sale, notice, and the availability of current public information about the Company. A person who has not been an affiliate of the Company at any time during the 90 days preceding a sale and who has beneficially owned shares for at least two years could be entitled to sell such shares without regard to the volume limitations, manner of sale provisions and other requirements of Rule 144.

The Company has issued a total of 1,005,000 stock options to purchase common stock of the Company to current or former directors and officers and to certain key employees. The Company has issued 162,115 in warrants in connection with financing. 870,000 stock option shares have not been registered by the Company for sale in the public market.

The Company has four issues of Convertible Preferred Stock outstanding as of December 31, 2005.  A complete description and summary of the Convertible Preferred Stock is set forth in “ITEM 7. Financial Statements - Note B.

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

Results of Operations

Fiscal Year 2005 Compared with Fiscal Year 2004

During the twelve months ended December 31, 2005, the Company’s operations reflect twelve months operation of live jai-alai performances at the Miami facility, including Summer Jai-Alai (SJA) since it is now operated 100% by the Company. Ft. Pierce did not conduct live jai-alai in the year 2005, due to suffering a significant amount of damage by two hurricanes in September, 2004. A year round schedule of ITW was conducted at the Ft. Pierce fronton. The Miami location offers limited ITW product due to blackouts imposed as a result of its close proximity to other South Florida pari-mutuels. The operating statement also includes the real estate development in Loganville, GA. SJA revenue and expenses were not included in the 2004 figures, because SJA was listed as a one line item on the operating statement.

COMPARISON DEFINITION

The following analysis of handle, revenues, real estate sales, attendance, operating expenses and general & administrative expenses in this part of the report compares figures for the twelve months ended December 31, 2005 to figures for the twelve months ended December 31, 2004, for the Miami and Ft. Pierce pari-mutuel facilities, and the real estate development. Summer Jai-Alai (SJA) was operated 100% by the Company for its own benefit as a division of the Company for the year 2005. All Revenue, Operating expenses and G & A expenses for the year 2005 will include SJA and 2004 figures will not. SJA was listed as a one line item during 2004. For comparison purposes only, the handle figures for 2004 will include SJA.

Handle Analysis

Total Handle for the twelve months ended December 31,2005 was $93,517,209 of which $19,006,190 was wagered on live jai-alai, $25,277,358 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting, and $49,233,661 was wagered on inter-track guest signals carried at the Company’s two frontons.

Total Handle for the twelve months ended December 31,2004 was $98,167,133 of which $24,215,212 was wagered on live jai-alai, $25,165,712 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting, and $48,786,209 was wagered on inter-track guest signals carried at the Company’s two frontons.

Handle Increases and Decreases

Total handle for the twelve months ended December 31, 2005 was $93,517,209 compared to $98,167,133 for the twelve months ended December 31, 2004. Total handle for the twelve months ended December 31, 2005 decreased $4,649,924 or approximately 4.7%.

Live handle and host signal for the twelve-months ended December 31, 2005 was $44,283,548 compared to $49,380,924 for the same period in 2004, a decrease of $5,097,376 or 10.3%. A portion of the decrease can be attributed to the Fort Pierce fronton not conducting live jai-alai during the 2005 season due to the hurricane damage in September 2004. During 2004 the Ft Pierce Jai-Alai contributed $2,028,401 in live jai-alai handle. The ITW host signal increased $111,646, but Miami’s live handle decreased $3,180,621. Some of this can be attributed to the hurricane that hit the jai-alai in October, 2005 and the fronton was closed for 18 days. But there has been a general decline in attendance for live jai-alai for a number of years. The threat of hurricanes also deter customers from attending the jai-alai.

ITW handle increased from $48,786,209 in 2004 to $49,233,661 for the same period in 2004, ---an increase of $447,452 (1%). The ITW has grown statewide and at the frontons. Ft. Pierce had an increase in ITW of $3,424,307. Some of that increase can be attributed to the three weeks they were closed in September 2004, which caused a significant decrease in their ITW handle for 2004. When comparing the two years, Miami had a decrease of $2,976,855 in ITW but the Jai Alai was closed during 2005 for 18 days which severely impacted the Miami handle.

Pari-Mutuel Revenues

Pari-mutuel revenues, net of state taxes and guest commissions, for the year ended December 31, 2005 were $10,747,433 compared to net pari-mutuel revenues of $7,641,640 for the same period in 2004, an increase of $3,105,793 (40.6%). Revenues for the twelve months ended December 31, 2005, consisted of $6,677,425 from live and simulcast jai-alai wagering and $4,070,008 from inter-track guest commissions. SJA contributed $3,118,218 in pari-mutuel revenues, net of state taxes and guest commissions for the year ended December 31, 2005. SJA contributed $717,089 in ITW commissions for the year ended December 31, 2005. SJA figures were not included in the year 2004, because SJA was listed as a one line item on the operating statement. Pari-mutuel revenues, net of state taxes and guest commissions, for the year ended December 31, 2004 were $7,641,640 consisting of $4,389,372 from live and simulcast jai-alai wagering and $3,252,268 from inter-track guest commissions. Without SJA in the 2005 figures, net pari-mutuel revenue would have been $6,912,126 a decrease if $729,514 (9%). The decline in revenue can be attributed to Miami being closed for 18 days and Ft. Pierce not conducting live jai-alai in 2005.

Card room revenue for the Miami Crystal Card Room for the twelve months ended December 31, 2005 was $747,162 compared to $430,845 for the same period in 2004, an increase of $316,317 or 73%. SJA contributed $275,257 in revenue to the card room revenue that was not included in 2004. Without SJA the Card Room Revenue would have been $471,905 for the year ended December 31, 2005, compared to $430,845 for the year ended December 31, 2004, an increase of $41,060 or 9%. Card room revenue continues to increase due to the new legislation introduced in 2003 and the notoriety of poker on television.

Admissions income, net of state taxes, for the year ended December 31, 2005, was $57,322, net of state taxes, compared to $66,625 for the year ended December 31, 2004, a decrease of $9,303 or 16%. SJA contributed $32,845 towards the total admissions income for the year ended December 31, 2005. Without SJA in the 2005 figures, there would have been a decline in admissions income of $42,148 or 63%. The decline in admissions income goes along with a decline in attendance and the hurricane damage to the frontons.

Attendance for live jai-alai performances and ITW performances, including Summer Jai-Alai for both years, was approximately 389,041 for the year ended December 31, 2004 compared to 286,921 for the year ended December 31, 2005 a decrease of 102,120 (26.2%). There were fewer performances in 2005. Ft. Pierce did not conduct live jai-alai in 2005, and the Miami fronton was closed for 18 days in 2005, this severely impacted attendance at both locations.

Food and beverage income increased $44,223 (5.9%) to $783,521 for the year ended December 31, 2005, compared to $739,298 for the year ended December 31, 2004. SJA accounted for $249,712 of the income or 34%. Without SJA the food and beverage income would have decreased $205,489 or 28%.

Program revenue for the year ended December 31, 2005, was $158,524, compared to $150,412 for the year ended December 31, 2004. SJA represented $25,322 of the revenue in 2005, which is not included in 2004. Program revenue would have decreased without SJA due to Ft. Pierce not conducting live jai-alai in 2005 and Miami being closed for 18 days in 2005.

Operating Expenses

The Company’s operating expenses for the year ended December 31, 2005 increased $4,178,104 to $12,779,922 in 2005 from $8,601,818 in 2004. Summer Jai-Alai had $5,188,904 in operating expenses for 2005 that were not included in the year ended December 31, 2004. Without SJA included in operating expenses, the Company would have reduced operating expenses $1,010,800. Approximately $423,000 of the $1,010,800 would be from players payroll and related costs because Ft. Pierce did not conduct live jai-alai in 2005 and Miami was closed for 18 days.

Operating payrolls totaled $2,850,652 and $2,609,087 respectively, for the years ended December 31, 2005 and 2004 respectively. This figure excludes player payroll costs, bar restaurant, and concession payroll costs. The $2,850,852 consisted of $822,318 in mutuels payroll, $558,490 in maintenance/janitorial payroll, $85,491 in publicity payroll, $652,446 in security payroll, $60,514 in office and admissions payroll and $671,393 in payroll taxes. Summer Jai-Alai operating payroll expenses included in 2005 that were not included in 2004 amounted to $389,966. The Company would have reduced operating payrolls $148,401 without Summer Jai-Alai. Part of the reason for the decline would be Ft. Pierce not conducting live jai-alai in 2005, and the Miami fronton being closed for 18 days in October. Payroll related expense amounted to $1,151,826 for the year ended December 31, 2005, compared to $1,107,312 for the year ended December 31, 2004. Player costs, which include salaries, benefits, and support staff, represent a significant portion of operational expenses. Players payroll and related costs for the year ended December 31, 2005, totaled $3,356,032, compared to $1,721,456 for the same period in 2004. SJA had $2,057,138 in costs that were not included in the 2004 figures.  Without SJA figures there would have been a decline in player costs of $422,562 (25%).

Repairs and Maintenance expenses for the twelve months ended December 31, 2005, totaled $297,941 compared to $286,590 for the same period in 2004.

Rental and service costs for totalizator wagering equipment also represent a significant portion of operating expenses. These expenses totaled $1,026,071for the year ended 2005, compared to $546,666 for the year ended December 31, 2004 - - an increase of $247,969 or 24%. Summer Jai-Alai had $270,969 in Rental costs for 2005 that were not included in the 2004 expense. Without Summer Jai-Alai the Company would have reduced their fees by $23,000 which a portion of it came from a reduction in TV Camera Rental and ITW telecom.

Programs expense totaled $169,756 for the year ended December 31, 2005 compared to $152,878 for the year ended December 31, 2004. Summer Jai-Alai had $37,308 in expenses for the year 2005 which were not included in 2004. Program expense would have been $20,000 lower in 2005 without SJA. Ft. Pierce did not conduct live jai-alai during 2005 which resulted in needing fewer programs printed. The Company also changed printing companies which resulted in lower expenses.

Card Room payroll costs consisted of $196,699 for the twelve months ended December 31, 2005.compared to card room costs totaled $98,890 for the same period in 2004. Of the $196,699 in costs, $93,555 was from Summer Jai-Alai and those costs were not included in 2004. Without Summer Jai-Alai there would have been a nominal increase of $4,255 in payroll. Card Room expense for the twelve month period ended December 31, 2005 was $168,888 compared to $68,547 for the period ended December 31, 2004. SJA had $88,538 in expenses for 2005 that were not included in the 2004 figures. Without SJA there would have been a $11,803 increase or 17%.

Depreciation and amortization expense for the twelve month period ended December 31, 2005 was $292,518 compared to $376,531, for the same period in 2004. In 2004, the Company reclassified the CIB refinancing costs to interest expense resulting in the decrease in amortization expense for 2005.

General and Administrative Expenses

The Company’s general and administrative expenses decreased $2,115,358 (36.4%) to $3,702,558 for the twelve months ended December 31, 2005, compared to $5,817,916 for the twelve-months ended December 31, 2004. During 2004, the Company expensed stock options which resulted in an expense of $2,321,056 during 2004 that the Company did not have in 2005.

Comparisons of significant categories of general and administrative expense for 2005 versus 2004 are as follows: Executive payroll and director fees were $519,963 in 2005, compared to $488,845 in 2004. Professional fees were $462,764 in 2005 compared to $431,201 in 2004. Consulting fees increased to $560,000 in 2005, compared to $480,000 in 2004. Consulting fees consist of fees paid to W. Bennett Collett, CEO in lieu of a salary to Freedom Financial Corporation. In May, 2005, the consulting fee was increased from $40,000 per month to $50,000 a month. Travel and entertainment expense in 2005 totaled $257,666 compared to $242,515 in 2004. There was additional travel in 2005 relating to the election that was held in March 2005 to approve certain types of casino gaming. Telephone and other data line charges were $107,598 in 2005 compared to $139,409 in 2004. Property taxes increased $57,598 to $428,565 in 2005 from $370,967 in 2004.

Insurance expense decreased $49,796 (7.8%) to $588,979 in 2005, compared to $638,775 in 2004.

Interest expense totaled $359,479 in 2005 compared to $138,967 in 2004. The interest expense increased mainly due to the Isle of Capri Casinos interest payment of $25,000 per month.

Other Income and Expense

Other income for the year ended December 31, 2005, was $1,051,017 compared to other income of $1,022,195 for the same period in 2004.  There was a gain in both years for insurance settlements. In 2004 the Company recorded a gain of $862,863 on the repairs at Ft. Pierce Jai-Alai and in 2005 the Company recorded a gain of $323,603 on the repairs at the Miami Jai-Alai. In 2004, their was a loss on a repurchase of investment property of $321,703 and there were no repurchases of property in 2005. There was additional income of $536,074 in State Tax credits in 2005. SJA had $584,674 in state tax credits that were included in 2005 figures and not in 2004. There was a loss in SJA operations in 2004 of $202,227. SJA was included as part of operations in 2005. In 2005, the Company agreed to pay Dade County for infrastructure improvements required by the county in connection with a referendum.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $2,042,497 at December 31, 2005. The Company had an increase in working capital of approximately $372,796 during the year ended December 31, 2005. The Company is still operating with a negative working capital but the Company continues to strive to improve their cash flow. Subsequent to year ended December 31, 2005, the Company has sold an excess piece of property for $3,727,500 cash net of sale expense.

Net cash provided by investing totaled $962,928. The Company collected insurance proceeds of $400,000 in 2005, and received a payoff of one of their note receivables of $432,089. The Company also sold 2 homes and 3 lots in 2005 at Tara which resulted in $770,273.

During 2005, net cash used in financing activities totaled $2,378,603 compared to cash provided by financing of $4,242,690 in 2004. A difference of $6,621,293. In 2004, the Company received $5,000,000 from Isle of Capri and in 2005 the Company received $2,400,000 from Freedom Financial Corporation. During 2005, the Company repaid their CIB loan which resulted in a decrease of $4,466,107 in short term debt. There was no common stock sold in 2005 compared to $67,500 sold in 2004.

The Company’s cash flow is currently adequate to meet its’ debts and other obligations as they come due and continues to improve.

Critical Accounting Estimates

The Company's Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments, and select from a range of possible estimates and assumptions, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period.

On an on-going basis, the Company evaluates its estimates, including those related to allowances for uncollectible accounts receivable, inventory allowances, asset lives, investments accounted for by the equity method, the recoverability of other long-lived assets, including property and equipment, goodwill and other intangible assets, pension and other post-retirement benefit obligations and the related underlying actuarial assumptions, the realization of deferred income tax assets, remediation, litigation, income tax and other contingencies. The Company bases its estimates and judgments, to varying degrees, on historical experience, advice of external specialists and various other factors it believes to be prudent under the circumstances. Actual results may differ from previously estimated amounts and such estimates, assumptions and judgments are regularly subject to revision.

The policies and estimates discussed below are considered by management to be critical to an understanding of the Company's financial statements because their application requires the most significant judgments from management in estimating matters for financial reporting that are inherently uncertain. See Notes to the Consolidated Financial Statements for additional information on these policies and estimates, as well as discussion of additional accounting policies and estimates.

Allowances for doubtful accounts are estimated based on estimates of losses on customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though we consider our allowance for doubtful accounts balance to be adequate, changes in economic conditions could have a material effect on future reserve balances required.

In accordance with SFAS No. 144, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. During 2005, provisions for losses totaled $162,908 on property held for sale.

Deferred income tax valuation allowances. Under SFAS No. 109, Accounting for Income Taxes, and related guidance, the Company is required to record a valuation allowance if realization of deferred tax assets is not "more-likely-than-not." Substantial weight must be given to recent historical results and near-term projections, and management must assess the availability of tax planning strategies that might impact either the need for, or amount of, any valuation allowance. See Note E- Taxes on Income, Handle and Admissions, which further discusses the Deferred Tax asset.

Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company recognizes revenue from gaming operations in accordance with Staff Accounting Bulletin 101 which requires revenues to be recognized when realized or realizable and earned.  Revenues derived from gaming operations including: mutuel, admission, program, food and beverage, card room, and other revenues are collected shortly before the earning events take place.  Revenues from the Company’s real estate operations are recognized when sales are consummated (usually upon closing) and a minimum down payment has been made.

The Company’s policy for unclaimed winning tickets follows the requirements as set forth by the State of Florida. Abandoned tickets are winning tickets that remain uncashed for a period of one year. The value of the abandoned tickets escheat to the state. These funds are deposited into the State School Fund for support and maintenance of Florida’s public schools.

ITEM 7. Financial Statements

List of Financial Statements Filed.

See accompanying Financial Statements:

Balance Sheets as of December 31, 2005 and 2004.

Statements of Income for the years ended December 31, 2005 and 2004.

Statement of Changes in Stockholders’ Equity for the two years ended December 31, 2005 and 2004.

Statements of Cash Flows for the years ended December 31, 2005 and 2004.

Notes to Financial Statements.

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth certain information concerning the Company’s executive officers and directors at December 31, 2005:

Name	Age	Position with the Company	Director or Executive Officer Since

W. Bennett Collett	73	Chief Executive Officer, Director and Chairman	1993

W. Bennett Collett, Jr.	50	President , Director, and Chief Operating Officer	1993

Kimberly R. Tharp	48	Chief Financial Officer, Treasurer and Secretary	2002

George Galloway, Jr.	73	Director	1994

Roland M. Howell	90	Director	1995

William Haddon	74	Director	2001

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

To the Company’s knowledge, based solely on a review of the copies of such reports and certain representations furnished to the Company, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. Executive Compensation

Cash Compensation.

The following table sets forth all cash compensation paid by the Company for the fiscal years ended December 31, 2005, 2004, and 2003 to W. Bennett Collett, W. Bennett Collett, Jr. (W. B. Collett, Jr.), and Daniel Licciardi. W. Bennett Collett received no cash compensation from the Company from the time he began service as an executive officer on March 31, 1993 through December 31, 1995.

Summary of Compensation

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary		Options/SARS	All Other Compensation
W, Bennett Collett	2005	$	*		-0-
Chairman of the	2004	$	*	230,000	-0-
Board & CEO	2003	$	*		-0-

W, B. Collett, Jr.	2005		$224,500		-0-
President, Director	2004		$224,500	105,000	0-
& COO	2003		$216,000		-0-

Daniel Licciardi	2005		$147,300		-0-
V.P. Florida Gaming	2004		$141,300	30,000	-0-
Centers - Pari-Mutual Mgr.	2003		$112,000		-0-

* In September, 1997, the Company discontinued the salary payments to Mr. Collett and began paying $30,000 per month to Freedom Financial Corporation in lieu of paying a salary to Mr. Collett. The payments to Freedom Financial Corporation totaled $360,000 in each year from 1998 to 2002. Beginning in 2003, the payments were increased to $40,000 a month to. Mr. Collett. The Board of Directors elected to give Mr. Collett an increase of $10,000 per month to $50,000 per month effective May 1, 2005. Mr. Collett is Chairman of the Board and Chief Executive Officer of Freedom Financial Corporation. There is no written employment or consulting agreement between the Company and Freedom Financial Corporation.

Aggregated Option Exercises in Fiscal 2005
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

The Company's Board of Directors approved the grant of stock options to its officers on September 22, 2004 to purchase an aggregate of 415,000 shares of its common stock.    These options have an exercise price of $2.25 and as of December 31, 2004, all of these options shares were vested.  The quoted market value of the Company's stock at the issue date of the options exceeded the exercise price by $5.00 per share.  As a result, the Company recorded $2,075,000 in compensation expense in 2004.

On September 22, 2004, options were granted to advisors and consultants to purchase up to 120,000 shares of Common Stock for $6.50 per share, which was the closing price of the stock on September 21, 2004. As a result the Company recorded $246,056 in compensation expense in 2004.

Subsequent to the year ended December 31, 2005, 20,600 options had been exercised in the year 2006.

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

ITEM 11. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information as of March 23, 2006 concerning each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock of the Company and information regarding beneficial ownership of Common Stock, the Class B Common Stock of Freedom, and the Common Stock of Holding by each director and executive officer, and all directors and executive officers as a group. Freedom is indebted to Collett on various demand promissory notes in the amount of $3,856,037 as of December 31, 2005. As security for Colletts’ notes, Freedom pledged to Collett the following shares of Company stock owned by Freedom: 886,157 issued and outstanding shares of common stock, of Florida Gaming Corp., $1,000,000 face amount of Series F Preferred Stock and $200,000 face amount of Series E Preferred Stock. Freedom and Holding each may be deemed to be a “parent” of the Company as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Holding’s sole business currently is to hold shares of Freedom.

	THE COMPANY		FREEDOM		HOLDING
Directors And Executive Officers	Number Of Shares (1)	Percent Of Class (2)	Number Of Shares (1)	Percent Of Class (3)	Number Of Shares (1)	Percent Of Class (4)
W. B. Collett	1,514,491(3)	39.6%	1,109,011(4)	100%	412.1	74.3%
W. B. Collett, Jr	180,000(9)	5.3%	---	---	87.9	15.9%
Kimberly R. Tharp	27,500(12)	<1%	---	---	---	---
Roland M. Howell	463,334(8)	13.7%	---	---	---	---
William C. Haddon	25,000(11)	<1%	---	---	---	---
George W. Galloway, Jr.	50,000(10)	1.5%	---	---	---	---
All current directors and Executive officers as a group (5 persons) (6)	2,260,825	52.8%	1,109,011	100%	500.00	90.1%

5% Beneficial Owners	Number Of Shares (1)	Percent Of Class (2)	Number Of Shares (1)	Percent Of Class (3)	Number Of Shares (1)	Percent Of Class (4)
Freedom Financial Corporation (7)	1,034,491	30.9	N/A	N/A	N/A	N/A
Roland M. and Dorothy V. Howell(5)(8)	463,334	13.8%	N/A	N/A	N/A	N/A

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

(2) Based on 3,198,630 shares outstanding as of March 23, 2006. Shares of Common Stock of the Company subject to options exercisable or preferred stock convertible within 60 days are deemed outstanding for computing the percentage of class of the person holding such options or preferred stock, but are not deemed outstanding for computing the percentage of class for any other person.

(3) Of the 1,514,491 shares, it includes 1,034,491 shares beneficially owned by Freedom, which includes 148,334 shares of the Company into which 1,000 shares of the Company’s Series F Preferred Stock owned by Freedom are convertible. Mr. Collett may be deemed to beneficially own the shares held by Freedom, although he disclaims such beneficial ownership of such shares. Mr. Collett can exert considerable influence over the election of the Company’s directors and the outcome of corporate actions requiring stockholder approval. The above number of shares (1,514,491) also includes options granted to Mr. Collett to purchase 480,000 shares of the Company’s common stock.

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

(6) Includes 296,669 shares which may be acquired by all directors and executive officers as a group upon conversion of 2,000 shares of the Company's Series F Preferred Stock.

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

(12) Kimberly R. Tharp has been granted the option to purchase 15,000 shares and exercised 12,500 shares of her options in 2006.

ITEM 12. Certain Relationships and Related Transactions

Freedom and Freedom Holding may each be deemed to be a “parent” of the Company as such term is defined in the rules promulgated under the U.S. Securities & Exchange Act, by virtue of Freedom’s beneficial ownership of 30.9% of the Common Stock of the Company and Freedom Holding’s beneficial ownership of 95% of the Common Stock of Freedom. See ITEM 11, “Security Ownership of Certain Beneficial Owners and Management”.

On November 10, 1998, the Board of Directors of the Company authorized the Company to borrow up to $1,500,000 from Freedom Financial Corporation (“Freedom”), an affiliate, with the loan to be represented by a promissory note (the “Company Note”) bearing interest at the rate of 15% per annum and secured by a first lien on the shares of the Company’s wholly-owned subsidiaries, Florida Gaming Centers, Inc. (“Centers”) and Tara Club Estates, Inc. (“Tara”) and by a second lien on substantially all of the Company’s other assets.  As of December 31, 2005, Florida Gaming Corporation had paid in full the balance due to Freedom Financial Corporation ("Freedom") pursuant to the Company Note.

In April 1999, in order to stimulate lot sales and the construction of new homes in Tara Club Estates, W. Bennett Collett, the Company's Chairman, formed a joint venture with a builder called Tara Construction Co. (the “Joint Venture”). The Joint Venture borrowed $1,200,000 from two commercial banks to finance the purchase of lots and the construction of homes on the lots. The Company sold nine (9) lots to the Joint Venture for an aggregate of $431,000 cash and the Joint Venture pledged the lots to secure the bank loans. The sale of the lots to the Joint Venture resulted in a $212,445 profit to the Company. In June of 1999, the joint venture commenced construction of homes on eight (8) of the lots and subsequently sold three (3) of the lots and houses for an aggregate of $880,000, which resulted in a profit of $76,588. The Joint Venture paid $38,294, which was the Chairman's share of the profits, to the Company. The Company advanced $112,100 to the Joint Venture in 1999 and $451,039 to the Joint Venture in 2000, for an aggregate of $563,139, to help finance the construction of houses on five (5) of the lots. In 2001, the Joint Venture transferred to the Company the five (5) lots and houses and one (1) lot, subject to the mortgages thereon totaling approximately $954,000. During the twelve month period ended December 31, 2005, the Company sold one more home for $279,900.  Net proceeds on the sale amounted to $258,102 ($279,900 sale price less $21,798 in settlement costs) Tara's basis in the property totaled $279,900 ($487,779 in total costs less provisions for losses of $207,879). Mr. Collett agreed to personally indemnify the Company for the over-all loss, if any, resulting from the above described transaction.

The Company’s Tara Club Estates subsidiary leases certain heavy construction equipment from a related party, Freedom Financial Corporation under a verbal month-to-month lease agreement. During 2000, the Company made lease payments to Freedom totaling approximately $265,000 and by mutual agreement of the parties, amortized such payment to expense at the rate of $14,500 per month. On June 25, 2001, Freedom sold a piece of the heavy construction equipment as part of the bulk sale of the residential property and reduced the lease expense to $10,000 a month. On April 1, 2002 the Company reduced the lease expense to $8,000 a month and the Company expensed these lease payments. On January 1, 2005, the Company reduced the lease expense to $5,000 per month, accordingly, total lease expense under this lease during 2005 was $60,000 compared to $96,000 in 2004.

The CIB Bank debt was subject to various monetary and non-monetary convents including a requirement that the debt service coverage ratio for the Company’s Centers subsidiary (EBITDA over scheduled debt service) exceeds 1.85 to 1 at all times. At December 31. 2003, the Company was not in default on any of the required covenants, The CIB Bank debt is personally guaranteed by the Company’s Chairman. In that connection the Company has agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the CIB Bank loan on each anniversary date of the loan. As of December 31,2005, such amounts accrued were $80,523. The CIB note was paid off October 31, 2005. On October 31, 2005 Freedom Financial (“Freedom”) purchased the First Bank (formerly CIB) loan for $2,400,000. As part of this purchase, First Bank assigned the note as well as the mortgages, rent, and receivables securing the note to Freedom. On October 31, 2005, Freedom Financial Corporation (“Freedom”) paid $2,400,000 to purchase a loan previously made by  First Bank  (formerly CIB Bank)  to  Florida Gaming Centers, Inc. (“Centers”). First Bank assigned, without recourse,  the note representing the loan as well as the mortgages, rents, and receivables securing the loan to Freedom, but retained the right to elect between receiving a $250,000 deferred fee or exercising warrants to purchase 102,115 shares of the Registrant’s common stock in connection with the loan. Effective October 31, 2005, Freedom and Centers entered  into an Amended and Restated Loan Agreement and a Third  Amended and Restated Note in the principal amount of $2,400,000 with an 8% fixed rate of interest. The  Amended and Restated Note is unconditionally guaranteed by the Registrant and by W. Bennett Collett, individually. The Registrant issued warrants to purchase 20,000 shares of its common stock to Freedom and 40,000 shares  of its common stock to third parties as an inducement for them to fund Freedom’s loan to Centers.

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

10.7	Agreement dated January 31, 2005 between Florida Gaming Centers, Inc. /d/b/a Miami Jai-Alai, the Summer Jai-Alai partnership and Miami Dade County regarding slot machine in pari-mutual facilities is incorporated herein by reference as Exhibit 10.7 hereto.
10.8	Registrant’s Third Amended and Restated Note between Florida Gaming Centers, Inc. and Freedom Financial Corp. is attached hereto.
10.9	Registrant’s Amended and Restated Loan Agreement between Florida Gaming Centers, Inc., City National Bank of Florida, and Freedom Financial Corp. is attached hereto.
10.10	Registrant’s Guaranty Agreement between Florida Gaming Corporation and Freedom Financial Corporation is attached hereto.
10.11	Registrant’s Guaranty Agreement between W. Bennett Collett and Freedom Financial Corporation is attached hereto.
14.0	Registrant's Code of Ethics adopted by the Board of Directors on May 16, 2003 is incorporated by reference as Exhibit 14 hereto.

21.0	List of Registrant’s Subsidiaries as of December 31, 2004 is incorporated by reference as Exhibit 21.0 hereto.
31.1	Certification by Registrant’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
31.2	Certification by Registrant's Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
32.1	Certification by Registrant’s Chief Executive Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.
32.2	Certification by Registrant’s Chief Financial Officer pursuant to 18 USC 1350, as adopted, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.
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

None.

Item. 14  Principal Accountant Fees and Services

Audit Fees. For the year ended December 31, 2005, audit fees were $62,070 compared to $57,655 for the year ended December 31, 2004.

Audit-Related Fees. For the year ended December 31, 2005, audit-related fees were $7,587 compared to $5,360 for the year ended December 31, 2004. Audit-Related fees consisted of a review of 10-KSB and communications with audit committee.

Tax Fees. For corporation tax return preparation for the year ended December 31, 2005, the fees were $9,120 compared to $6,540 for the year ended December 31, 2004.

All Other Fees. Miscellaneous Fees for the year ended December 31, 2005 were $9,528 compared to $2,638 for the year ended December 31, 2004.

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

FLORIDA GAMING CORPORATION

Date: March 31, 2006	By:	/s/ W. Bennett Collett
W. Bennett Collett
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ W. Bennett Collett	Chairman of the Board	March 31, 2006
W. Bennett Collett	of Directors and
Chief Executive Officer
(Principal Executive Officer)

/s/ Kimberly R. Tharp	Chief Financial Officer, Secretary	March 31, 2006
Kimberly R.Tharp	and Treasurer

/s/ W. Bennett Collett, Jr.	President, Director,	March 31, 2006
W. Bennett Collett, Jr.	and Chief Operating Officer

/s/ George W. Galloway, Jr.	Director	March 31, 2006
George W. Galloway, Jr.

/s/ Roland M. Howell	Director	March 31, 2006
Roland M. Howell

/s/ William C. Haddon	Director	March 31, 2006
William C. Haddon

Audited Consolidated Financial Statements

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders
Florida Gaming Corporation and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Florida Gaming Corporation and Subsidiaries (a Delaware Corporation) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida Gaming Corporation and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ King + Company, PSC

Louisville, Kentucky
March 8, 2006

CONSOLIDATED BALANCE SHEETS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

	December 31,
	2005	2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,042,497	$5,807,486
Accounts receivable, including ITW	829,869	374,426
Inventory	46,114	45,498
	2,918,480	6,227,410

PROPERTY, PLANT AND EQUIPMENT--Notes C and J
Land	4,301,229	3,895,585
Buildings and improvements	6,148,242	6,433,621
Furniture, fixtures and equipment	1,839,357	944,968
	12,288,828	11,274,174

Less accumulated depreciation	(3,003,282)	(2,889,057)
	9,285,546	8,385,117

REAL ESTATE HELD FOR SALE--Note L	1,755,131	3,333,016

NOTES RECEIVABLE	509,959	942,048

OTHER ASSETS--Notes G and K	847,821	965,446

	$15,316,937	$19,853,037

	December 31,
	2005	2004

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Unclaimed winnings	$92,564	$96,742
Deposits on real estate sales	258,082	7,000
ITW payables	355,912	251,008
Accrued payroll and related expenses	274,661	185,563
Accounts payable and accrued expenses	3,215,862	3,188,420
Current portion of long-term debt--Note I	316,033	4,466,107
	4,513,114	8,194,840

LONG-TERM DEBT (less current portion)--Note I	7,380,381	5,416,910

STOCKHOLDERS' EQUITY--Notes B, D, and H
Class A cumulative convertible preferred stock; 1,200,000 shares authorized; 31,235 and 33,635 shares issued and outstanding in 2005 and 2004, respectively; aggregate 2005 liquidation preference of $403,165	3,123	3,363
Series B cumulative convertible preferred stock; 50 shares authorized; 45 shares issued and outstanding in 2005 and 2004; aggregate 2005 liquidation preference of $79,652	5	5
Series E 8% cumulative convertible preferred stock, 300 shares authorized; 200 issued and outstanding in 2005 and 2004 aggregate 2005 liquidation preference of $190,000	20	20
Series F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 issued and outstanding in 2005 and 2004; aggregate 2005 liquidation preference of $2,000,000	200	200
Common stock, $.20 par value, 7,500,000 shares authorized; 3,178,030 and 3,170,150 shares issued and outstanding in 2005 and 2004, respectively.	635,606	634,030
Capital in excess of par value	40,091,262	39,868,399
Accumulated deficit	(37,306,774)	(34,264,730)
	3,423,442	6,241,287

	$15,316,937	$19,853,037

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2005 and 2004

	2005	2004

JAI-ALAI MUTUEL REVENUE	$11,578,079	$6,961,350
Less Florida State pari-mutuel taxes incurred--Note E	(1,390,050)	(778,685)
Less simulcast guest commissions	(3,510,604)	(1,793,293)
INTER TRACK MUTUEL COMMISSIONS	4,070,008	3,252,268
Net Pari-Mutuel Revenue	10,747,433	7,641,640

ADMISSION INCOME, net of State taxes incurred	57,322	66,625
PROGRAM REVENUE	158,524	150,412
FOOD AND BEVERAGE	783,521	739,298
CARD ROOM REVENUE	747,162	430,845
OTHER	124,806	437,520
GAMING OPERATING REVENUE	12,618,768	9,466,340

REAL ESTATE SALES	812,800	-0-
Cost of sales	(831,827)	-0-

GROSS MARGIN ON REAL ESTATE SALES	(19,027)	-0-

TOTAL OPERATING REVENUE	12,599,741	9,466,340

OPERATING EXPENSES
Advertising and promotions	586,675	503,311
Operating and mutuels payroll and related costs	4,002,478	2,609,087
Player payroll and related costs	3,356,032	1,721,456
Food and beverage costs	778,238	638,160
Repairs and maintenance	297,941	286,590
Totalizator/teleview rent--Note H	231,436	163,722
ITW and television costs	794,635	546,666
Programs	169,756	152,878
Card room payroll and related costs	196,700	98,890
Other card room operating costs	168,886	68,547
Depreciation and amortization	292,518	376,531
Utilities	512,940	577,087
Provision for loss on real estate	162,908	149,323
Miscellaneous, net	1,228,779	709,570
TOTAL OPERATING EXPENSES	12,779,922	8,601,818

(CONTINUED)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS--CONTINUED

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2005 and 2004

	2005	2004

GENERAL AND ADMINISTRATIVE
Executive payroll and related costs	$519,963	$488,845
Stock options--Note D	-0-	2,321,056
Directors' fees	27,000	27,000
Management consulting--Notes C and G	560,000	480,000
Telephone and travel	365,264	381,923
Professional fees	462,764	431,201
Interest and financing costs--Note I	750,023	678,149
Property taxes	428,565	370,967
Insurance	588,979	638,775
	3,702,558	5,817,916
LOSS FROM OPERATIONS	(3,882,739)	(4,953,394)

OTHER INCOME (EXPENSE)
Loss on repurchase of investment property--Note L	-0-	(321,703)
Interest and dividend income	88,244	80,166
State tax credits on handle and admissions--Note E	1,139,170	603,096
Gain on insurance settlement for hurricane damage--Note O	323,603	862,863
Legislative initiatives--Note N	(500,000)	-0-
Summer Jai-Alai operations--Note K	-0-	(202,227)
	1,051,017	1,022,195

NET LOSS	(2,831,722)	(3,931,199)

Dividends on preferred stock	210,322	214,322
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3,042,044)	$(4,145,521)

Loss per common share - Basic	$(.96)	$(1.33)
Loss per common share - Diluted	$(.96)	$(1.33)

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the two years ended December 31, 2005

	Class A Preferred Stock Par Value $.10		Series B Preferred Stock Par Value $.10		Series E Preferred Stock Par Value $.10		Series F Preferred Stock Par Value $.10		Common Stock Par Value $.20		Capital in Excess of	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Deficit

Balances at January 1, 2004	33,635	$3,363	45	$5	300	$30	2,000	$200	3,094,698	$618,940	$37,494,923	$(30,119,209)

Dividends on Series F preferred stock												(140,000)

Dividends on Series A preferred stock												(30,272)

Dividends on Series E preferred stock												(40,000)

Dividends on Series B preferred stock												(4,050)

Stock options issued											2,321,056

Common stock purchased									30,000	6,000	61,500

Common stock conversion					(100)	(10)			45,452	9,090	(9,080)

Net loss for the year												(3,931,199)

BALANCES AT DECEMBER 31, 2004	33,635	3,363	45	5	200	20	2,000	200	3,170,150	634,030	39,868,399	(34,264,730)

Dividends on Series F preferred stock												(160,000)

Dividends on Series A preferred stock												(30,272)

Dividends on Series E preferred stock												(16,000)

Dividends on Series B preferred stock												(4,050)

Stock warrants issued											224,199

Common stock conversion	(2,400)	(240)							270	54	186

Other									7,610	1,522	(1,522)

Net loss for the year												(2,831,722)

BALANCES AT DECEMBER 31, 2005	31,235	$3,123	45	$5	200	$20	2,000	$200	3,178,030	$635,606	$40,091,262	$(37,306,774)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2005 and 2004

	2005	2004
OPERATING ACTIVITIES
Net loss	$(2,831,722)	$(3,931,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	292,518	376,531
Loss on impairment of assets	162,908	149,323
Stock options and warrants	14,947	2,321,056
Gain on involuntary conversion	(323,602)	(862,863)
Provision for doubtful accounts	39,000	98,608
Decrease (increase) in inventory	(616)	24,418
(Increase) decrease in accounts receivable	(494,443)	23,002
(Increase) decrease in other assets	315,543	(113,000)
Loss on repurchase of investment property	-0-	321,703
Decrease in unclaimed winnings	(4,178)	(84,688)
Increase in accounts payable and accrued expenses	203,122	198,736
Realized loss on sale of real estate	26,127	-0-
Increase (decrease) in deposits on real estate sales	251,082	(1,500)
NET CASH USED IN OPERATING ACTIVITIES	(2,349,314)	(1,479,873)

INVESTING ACTIVITIES
Purchases of property and equipment	(511,126)	(1,004,921)
Repurchase of investment property	-0-	(650,703)
Insurance proceeds from hurricane settlement	400,000	2,250,000
Capitalized improvement costs	(128,308)	(149,323)
Proceeds from payments of notes receivable	432,089	156,533
Proceeds from the sale of real estate	770,273	-0-
NET CASH PROVIDED BY INVESTING ACTIVITIES	962,928	601,586

FINANCING ACTIVITIES
Proceeds from long-term loan	2,438,976	5,482,023
Repayment of short-term debt	(4,625,579)	(1,092,511)
Sale of Common Stock	-0-	67,500
Dividends paid	(192,000)	(214,322)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,378,603)	4,242,690

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,764,989)	3,364,403

Cash and cash equivalents at beginning of period	5,807,486	2,443,083

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,042,497	$5,807,486

SUPPLEMENTAL DISCLOSURES
Interest paid	$882,453	$715,925
Warrants issued for capitalized financing costs	$210,582	$-0-

See notes to consolidated financial statements
7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce, and Miami, Florida through its Florida Gaming Centers, Inc. subsidiary (Centers). The Company also conducts intertrack wagering (ITW) on jai alai, horse racing and dog racing from its facilities. In addition, the Company operates Tara Club Estates, Inc. (“Tara”), a residential real estate development and commercial project located near Atlanta in Walton County, Georgia (See Note M). Approximately 40% of the Company's common stock is controlled by the Company's Chairman and CEO either directly or beneficially through his ownership of Freedom Financial Corporation (Freedom), a closely held investment company.

Basis of Presentation: These consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions have been eliminated. Certain 2004 amounts have been reclassified to conform with their 2005 presentation.

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

Buildings	39 years
Land and building improvements	15 years
Furniture and equipment	5-7 years

Long-lived assets: The Company's investment in its residential and commercial property is carried at cost. The Company evaluates the carrying value of its real estate development and other long-lived assets under FAS 67 and FAS 144 annually.

Bad Debt Reserve: The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company’s estimate is based on a review of the current status of receivables. Allowances for doubtful accounts totaled $137,608 and $98,608 at December 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market.

Other comprehensive income: The Company follows the provisions of Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income in 2005 and 2004.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company's liability to host tracks for ITW collections totaled $213,502 and $124,506 at December 31, 2005 and 2004, respectively. Unclaimed winnings (outs) totaled $92,564 and $96,742 at December 31, 2005 and 2004, respectively.

Revenue Recognition: The Company recognizes revenue from gaming operations in accordance with Staff Accounting Bulletin 101 which requires revenues to be recognized when realized or realizable and earned.  Jai-Alai and inter track mutual commissions are recognized immediately upon completion of the event upon which the related wagers are placed. In general, wagers are placed immediately prior to the event and are made in cash or other good funds so collectability is not an issue. Revenues derived from admission, program sales, food and beverage sales, card room activities, and other revenues are recognized at the time of the transaction. Revenues from the Company’s real estate operations are recognized with the execution of a binding contract to sell unless the down payment is insufficient to accrue the revenue. In those cases, the revenue is recognized upon closing.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Income (Loss) Per Common Share: Basic income (loss) per common share is determined by dividing income (loss), less required dividends on preferred shares ($210,322 and $214,322 in 2005 and 2004, respectively), by the weighted average number of shares of common stock outstanding. Diluted income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options and warrants assuming proceeds are used to repurchase shares pursuant to the treasury stock method plus the weighted average number of shares that would be issued if holders of the Company’s preferred stock converted those shares to common stock using the “if converted” method, unless the use of such methods would be anti-dilutive.

The weighted average number of shares outstanding used in the calculation of both basic and diluted net loss per common share was 3,178,030 and 3,111,058 for 2005 and 2004, respectively.

Options and warrants to purchase 1,167,115 and 1,105,000 shares of the Company’s common stock were outstanding on December 31, 2005 and 2004, respectively. None of the shares subject to option at December 31, 2005 or 2004, net of forfeitures, were included in the computation of diluted loss per common share for either year because their effect would have been antidilutive. The warrants were issued in connection with the Company’s credit facilities from First Bank (formerly CIB Bank), Citrus Bank and Freedom Financial Corporation more fully discussed in Note I. Reference is also made to Note D and Note I.

Advertising Costs: Advertising costs are expensed as incurred.

Stock Options: The Company accounted for stock-based employee compensation arrangements using the intrinsic value method provided in APB 25 for the year ending December 31, 2004. Under this method, the cost of compensation is measured by the excess of the quoted market price of the stock over the option price on the grant date (measurement date). The Company was also required under FASB 123 to disclose the effect of accounting for such compensation using the fair value method on a proforma basis (See Note D). The Company's stock option master plan requires the issuance of all options at a price equal to or greater than the market price of the stock on the grant date. The Company effectively implemented FASB 123(R) on January 1, 2005. FASB 123(R) requires that equity instruments issued as compensation be measured at fair value. Stock options issued for non-compensation purposes were accounted for at fair value for the years ending December 31, 2005 and 2004 pursuant to FASB 123(R) (See Note D).

Real Estate Development: The Company’s Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition and development costs by the number of lots developed. Revenue is recorded only after the passage of title to the Company’s customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Effect of Implementing Recently Issued Accounting Standards: On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No 123, Accounting for Stock-Based Compensation Statement 123(R) supersedes APB Opinion No 25, Accounting for Stock Issued to Employees, and amends FASB Statement No 95, Statement of Cash Flows. The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro-forma disclosure as an alternative to financial statement recognition. The Company was required to adopt Statement 123(R) for the year ending December 31, 2005. The provisions of FASB Statement No 123(R) did not have a material impact on the Company’s consolidated financial statements.

NOTE B--PREFERRED STOCK

Class A Preferred: The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The Company has declared and accrued the required dividends for 2005 and 2004.

Each share of Class A preferred is convertible into .1125 shares of common stock at the holder's option. During the year ended December 31, 2005, 2,400 shares were converted to 270 shares of the Company’s common stock. No shares were converted during the year ended December 31, 2004. The Class A preferred is redeemable at the option of the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

Class B Preferred: The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration received by the Company upon initial issuance of each share of the Series B stock was $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. On December 15, 1995, the Board of Directors reserved 300,000 shares of the Company's common stock for issuance upon conversion of the Series B preferred stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. The required Series B dividends were declared and accrued during 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

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

Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock. The required Series E dividends were declared and paid during 2005 and 2004.

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

December 31, 2005 and 2004

NOTE B--PREFERRED STOCK--CONTINUED

Upon liquidation, the holders of Series F Preferred Shares shall be entitled to be paid $1,000 per share plus accrued dividends before any distribution to holders of common stock.

The Series F shares are all held by related parties of the Company. 2,000 Series F shares were outstanding at December 31, 2005 and 2004. The required Series F dividends were declared and paid during 2005 and 2004.

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

On November 25, 1996, Florida Gaming Centers, Inc. a wholly-owned subsidiary of the Company ("Centers"), entered into a purchase agreement with WJA pursuant to which Centers agreed to acquire the WJA Frontons from WJA. Consideration for the acquisition included (i) the cancellation of the WJA Notes, (ii) the retention by WJA of the 200,000 shares of common stock owned by WJA, (iii) the assumption of all liabilities of WJA arising in the ordinary course of business (subject to certain limitations), including a $500,000 promissory note owed to Wheeler-Phoenix, payable over a ten year period in equal installments, with annual interest of 6% (See Note I) and (iv) a profit sharing arrangement based on Centers’ net profits before income taxes, wherein WJA would receive 20% of Centers’ cumulative net profits for ten years (1997 through 2006), subject to a cumulative $1,000,000 per year cap. Other aspects of the 20% provision could affect the profit payout. Additionally, should Centers dispose of any of its significant assets or operations, except for those at Ft. Pierce, WJA may be entitled to 10% of Centers’ gain (net of related costs and expenses) on disposition. The Company previously paid a disposition payment of $200,000 relating to the gain on the sale of its Tampa and Ocala properties and certain Miami properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE C--WJA CONTRACT--CONTINUED

In 1996 a principal of WJA (Donovan) entered into a five-year consulting agreement with Centers, with annual compensation of $240,000, plus certain benefits. During late 2001, the Company and Donovan negotiated a new agreement. The 2001 Donovan agreement continued his consulting and non-competition agreement for payments of $25,000 in December 2001, $216,000 on January 14, 2002 and $1,000 per month for 60 months through December 2007. All scheduled payments have been made through December 31, 2005.

NOTE D--STOCK OPTIONS AND WARRANTS

On September 20, 2004, the Company issued “Non-Plan” Stock Options to its key employees and directors for 415,000 shares of the Company’s common stock. The options vested immediately and are exercisable at any time after March 20, 2005 and before March 20, 2008 at a per share purchase price of $2.25. At the date the options were issued, the quoted selling price of the Company’s stock was $7.25 per share or $5.00 in excess of the exercise price. Accordingly, the Company recorded compensation expense (consistent with the intrinsic value accounting method prescribed by APB 25) totaling $2,075,000 comprising 415,000 shares at $5.00 per share. The effect of accounting for these options using the fair value method is reflected in the table below:

2004

Net loss attributable to common shareholders as reported	$(4,145,521)
Add: Total stock-based employee compensation expense as reported net of related tax effects	2,075,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(2,156,847)
Pro forma net loss attributable to common shareholders as if the fair value based method had been applied to all awards	$(4,227,368)

Loss per share:

Basic as reported	$(1.33)

Basic pro forma	$(1.36)

Diluted as reported	$(1.33)

Diluted pro forma	$(1.36)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE D--STOCK OPTIONS AND WARRANTS--CONTINUED

On September 22, 2004, options were granted to Company consultants to purchase up to 120,000 shares of common stock for $6.50 per share, an amount equal to the stock’s quoted selling price at that date. As required by FAS 123, the fair value of these options, $246,057, was recorded as compensation expense in the accompanying 2004 Statement of Operations.

The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with FASB 123. The assumptions used during 2005 and 2004 to value the Company's stock options and warrants were as follows:

	2005	2004

Risk-free rate of return	5.00%	3.00%
Expected forfeitures	None	None
Expected volatility	30.00%	30.00%
Expected dividends	None	None

Warrants for the purchase of 100,000 shares of the Company’s common stock were issued during 2001 to First Bank (formerly CIB Bank) in connection with the Company’s financing with such Bank.  The exercise price was $.20 per share.  The warrant number and exercise price were subject to adjustment from time to time due to certain events causing dilution or anti-dilution of these warrants.  The warrants had a fair value of $.67 each at the date of issue and a total value of $134,379.  Such cost was capitalized as a cost of financing. The warrants vested immediately and were set to expire upon maturity of the related credit facility on October 31, 2004.  However, the credit facility was subsequently amended and restated to extend its maturity date to January 31, 2005, and then amended and restated again to extend its maturity date to October 31, 2005. The original warrant agreement was also amended and restated.  Upon execution of the amended and restated warrant agreement, the Company replaced the original 100,000 warrants to CIB Bank with 67,390 warrants to First Bank and 32,610 warrants to Citrus Bank (a participating Bank in the original credit facility).  During 2005, the Company also adjusted the warrant number to 102,115 (68,978 to First Bank and 33,137 to Citrus Bank) and the exercise price to $.1959 due to events causing dilution of the original warrants.  The replacement warrants expire on October 31, 2007. In accordance with FASB 123(R), incremental cost of $14,947 was incurred due to the modification of the original warrant agreement.  As part of the original credit facility, First Bank was entitled to receive a deferred fee of $250,000, but if First Bank and Citrus Bank exercised their warrants, the deferred fee may be reduced to as low as $81,525. Subsequent to December 31, 2005 First Bank informed the Company of their intent to exercise 68,978 warrants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE D--STOCK OPTIONS AND WARRANTS--CONTINUED

Warrants for the purchase of 20,000 and 40,000 shares of the Company’s common stock were issued during 2005 to Freedom Financial Corporation and other financiers, respectively, in connection with the Company’s financing with Freedom Financial Corporation. These warrants vested immediately and expire upon redemption of the related credit facility. The warrant number and exercise price were subject to adjustment from time to time due to certain events causing dilution or anti-dilution of these warrants. The warrants had a fair value of $3.51 per share and a total value of $210,582. Such cost was capitalized as a cost of financing (See Note I).

	Shares	Weighted-Average Exercise Price

Outstanding, beginning of year	1,105,000	$3.04
Granted	162,115	$4.95
Exercised	-0-	N/A
Forfeited	-0-	N/A
Expired	(100,000)	$.20

Outstanding, end of year	1,167,115	$3.55

Options and warrants exercisable, end of year	1,167,115

The number of shares of Common Stock reserved for issuance upon the exercise of fixed conversion rights, options and warrants were 1,467,297 and 1,420,953 at December 31, 2005 and 2004, respectively.

NOTE E--TAXES ON INCOME, HANDLE AND ADMISSIONS

At December 31, 2005, the Company had tax net operating loss (NOL) carryforwards of approximately $11,467,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2020. However, $740,796 of the Company's NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $91,000 per fiscal year under Section 382 of the IRC because Freedom's purchase of Company Stock was considered a change in ownership under the "deemed exercise rule" of IRC Section 382. As a result, only the net operating losses attributable to the period after the "change in ownership" (approximately $10,726,000) are not subject to the Section 382 limitation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE E--TAXES ON INCOME, HANDLE AND ADMISSIONS--CONTINUED

Any deferred tax assets arising from differences from taxable income and financial reporting income are deemed to be offset by an allowance in an equal amount due to the uncertainty of future taxable income.

The components of the Company’s deferred tax asset/liability are as follows:

	2005	2004

Deferred tax asset:
Net operating loss carryforwards	$3,898,865	$3,207,147
Difference in depreciation methods	167,032	(168,812)
Accounts receivable valuation reserve	46,787	33,527
Real estate valuation reserve	76,167	91,457
Stock options	789,159	789,159
Charitable contributions	3,026	1,681
Net deferred tax asset before valuation allowance	4,981,036	3,954,159
Less: Valuation allowance	(4,981,036)	(3,954,159)

Net deferred tax assets	$-0-	$-0-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE E--TAXES ON INCOME, HANDLE AND ADMISSIONS--CONTINUED

An analysis of the Miami Jai Alai (Miami) tax credits used and accumulated is as follows:

 Miami Jai Alai
Year	Statutory Operating Loss	Taxes Incurred	Tax Credits Used	Cumulative Tax Credit Carried Forward

1997	$(580,041)	$1,606,051	-0-	$1,606,051
1998	(831,326)	1,330,864	$(509,714)	2,427,201
1999	(646,894)	1,219,042	(1,144,043)	2,502,200
2000	(301,012)	1,128,321	(1,053,320)	2,577,201
2001	(441,803)	815,055	(740,055)	2,652,201
2002	(218,207)	712,191	(712,191)	2,652,201
2003	(351,317)	635,411	(635,411)	2,652,201
2004	(985,735)	599,800	(599,800)	2,652,201
2005	(1,395,639)	554,496	(554,496)	2,652,201

Pari-mutuel taxes incurred and tax credits utilized reflected in the 2005 Statement of Operations include $584,674 related to Summer Jai Alai operations.

Each permit holder is required by Florida State Law to file a periodic (30 day) report summarizing its pari-mutuel handle and its admissions. Taxes are then remitted to the state on the basis of these reports. In this connection, the Company has made two interpretations pertaining to the operation of HB3663, which affect the manner in which it reports taxes due and credits earned. First, management believes the calculation of statutory operating losses should reflect taxes incurred but not tax credits used in a given period. Second, management believes credits used are the equivalent of taxes “paid” for determination of its tax rate on ITW handle. (As a result of legislation enacted July 1, 2000, Miami’s Jai Alai’s tax rate on live handle decreased from 3.85% to 2%.) The 30 day reports filed by the Company for its Miami permit from December, 1998 through December, 2005, as amended, reflect these interpretations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE E--TAXES ON INCOME, HANDLE AND ADMISSIONS--CONTINUED

The court did not grant the motion to dismiss and did not require the Company to post bond as requested by the Division/State of Florida. The Company believes it will prevail should litigation be required to resolve this issue.

NOTE F--RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching. The Company’s costs for matching employee contributions totalled $58,950 and $70,100 during 2005 and 2004, respectively.

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

Reference is made to Note I for details on the Company’s credit facility with Freedom Financial Corporation.

Additional information can be found in Note D pertaining to compensating stock option arrangements between the Company and its Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE G--RELATED PARTY TRANSACTIONS--CONTINUED

The Company paid $560,000 and $480,000 in 2005 and 2004, respectively to Freedom Financial Corporation for the services of the Company’s Chairman and President. No written employment or consulting agreement exists between the Company and Freedom.

During 2004, the Company advanced funds to Freedom for working capital needs. No note was issued by Freedom nor was the advance secured. Included in Other Assets in the accompanying balance sheet at December 31, 2004, is an open account receivable from Freedom totaling $395,000.

The Company’s Tara subsidiary leased equipment from Freedom on a month-to-month basis at a cost of $5,000 per month during 2005. In addition, Freedom paid payroll and other expenses on behalf of Tara during 2005 totaling $18,824. The account receivable from Freedom at December 31, 2005 totaled $136,072.

Reference is made to Note I regarding the Chairman’s guarantee of the Company’s First Bank debt and the related compensation to the Chairman.

NOTE H--COMMITMENTS AND CONTINGENCIES

Leases: The Company rents totalisator equipment (Autotote) at each fronton under leases which expire October 31, 2008. The totalisator leases require a minimum annual rental at the Miami and Ft. Pierce locations. Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance, under a contract which expires 2008. Total totalisator rental expense and other equipment rental under operating leases for the year ended December 31, 2005 and 2004 was approximately $380,000 and $436,000, respectively. The remaining minimum lease commitments under all operating leases at December 31, 2005 are as follows:

	Miami	Ft. Pierce	Total
2006	$226,200	$124,800	$351,000
2007	$226,200	$124,800	$351,000
2008	$226,200	$124,800	$351,000

The Company also leases certain parking facilities adjacent to its Miami Fronton. This lease dated February 17, 2003, requires monthly lease payments totaling $91,000 per year. The 2005 renewal required annual payments of $109,000. The 2006 renewal requires annual payments of $117,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE H--COMMITMENTS AND CONTINGENCIES--CONTINUED

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

Litigation: The Company is a defendant in routine litigation arising in the ordinary course of business. The Company believes that the resolution of the suits will not have a material adverse impact on the Company’s financial position or its results of operations. Reference is made to Note K for details of Summer Jai Alai litigation.

Other Commitments: Reference is made to Note C for details of other Company commitments. Reference is made to Note N for details of an $833,000 contingent note payable.

NOTE I--LONG-TERM DEBT

The Company's long-term debt comprised the following at December 31, 2005 and 2004:

December 31, 2005		December 31, 2004
Current	Long-Term	Current	Long-Term
Mortgage note with First Bank (formerly CIB Bank), Illinois, dated October 31, 2001 secured by real estate located in Fort Pierce and Miami, Florida, the Chairman’s personal guarantee; and a security agreement on furniture, fixtures, equipment, receivables and intangibles in Miami, Florida payable as follows: thirty-six installments of $33,911.24 on the twentieth day of the month beginning November 2001 and thereafter until October 2004, and a final installment in the amount of all principal then outstanding plus interest on October 31, 2004, extended until January 31, 2005, 2nd extension until October 31, 2005, at the greater of 7.5% or prime rate plus 2% per annum.
-0-	-0-	$4,366,107	-0-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE I--LONG-TERM DEBT--CONTINUED

	December 31, 2005		December 31, 2004
	Current	Long-Term	Current	Long-Term
Note payable to Wheeler-Phoenix, Inc., assumed in connection with the acquisition of assets described in Note C; principal payable in 10 annual installments plus interest at 6%.	$100,000	-0-	$100,000	$50,000

Mortgage note dated November 29, 2004 secured by lot #28-B at Tara Club Estates; interest payable monthly at 7% per annum through November 29, 2006.	48,552	-0-	-0-	50,827

Mortgage note dated November 29, 2004 secured by lot #56-A at Tara Club Estates; interest payable monthly at 7% per annum through November 29, 2006.	-0-	-0-	-0-	181,516

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
	-0-	$5,000,000	-0-	5,000,000

Mortgage note dated November 29, 2004 secured by lot #48-A at Tara Club Estates; interest payable monthly at 7% per annum through November 29, 2006.	128,231	-0-	-0-	134,567

Installment note payable to American Honda Finance Corporation dated January 22, 2005, secured by 2005 Acura TL; principal and interest payable in 48 installments of $737.74	7,411	17,284	-0-	-0-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE I--LONG-TERM DEBT--CONTINUED

December 31, 2005		December 31, 2004
Current	Long-Term	Current	Long-Term
Mortgage note with Freedom Financial Corporation dated October 31, 2005, secured by real estate located in Ft. Pierce and Miami, Florida; a security agreement on furniture, fixtures, equipment, receivables and intangibles in Miami, Florida payable as follows: Thirty six installments of $18,523.59 on the twentieth day of the month beginning November 2005 and thereafter until October 2008, and a final installment in the amount of all principal then outstanding plus interest on October 31, 2008. Interest rate is 8.0% per annum.
$31,839	$2,363,097	-0-	-0-

$316,033	$7,380,381	$4,466,107	$5,416,910

On October 29, 2004, Florida Gaming borrowed $5 million (the "Loan") from Isle of Capri Casinos, Inc., a Delaware corporation ("ICC"), pursuant to a Secured Promissory Note (the "Note"). Under the Note, interest accrues on the unpaid principal balance at an annual rate of 6%. On January 1, 2005 and on the first day of each fiscal quarter thereafter through December 31, 2008, Florida Gaming must make quarterly payments of interest only, in arrears, to ICC, except that during the continuance of any Event of Default (as defined in the Note), interest accrues at an annual rate of 12%. The entire unpaid principal amount of the Note and unpaid interest thereon is payable on the earlier of (i) the sale of all or any material portion of the assets of, or all or any substantial equity interest in, Florida Gaming Centers, Inc., (Centers), or (ii) December 31, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE I--LONG-TERM DEBT--CONTINUED

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

In connection with the Loan, Florida Gaming, Centers, and ICC also entered into a letter agreement dated October 29, 2004 (the "Letter"). Pursuant to the Letter, Florida Gaming and Centers promised that during the period beginning October 29, 2004 and ending on the date (the "Final Approval Date") which is the earlier of (i) the date that is six months after the date on which legislation allowing for the operation of slot machines at the Miami Jai Alai business owned and operated by Centers (the "Miami Jai Alai Business") is duly passed and adopted by the State of Florida and (ii) December 31, 2008, Florida Gaming and Centers will not solicit, initiate, or engage in any discussions or negotiations with any third party relating to any possible agreement or other arrangement involving the acquisition of all or substantially all of the Miami Jai Alai Business from Centers or any other transaction (a "Prohibited Transaction") that would otherwise materially interfere with or impair or delay the Transaction (as hereinafter defined). The Letter further provides that beginning on October 29, 2004 and ending on the date that is six months after the Final Approval Date, but in no event later than December 31, 2008, Florida Gaming, Centers, and ICC will use their commercially reasonable best efforts to negotiate in good faith a definitive agreement providing for the purchase by ICC of the Miami Jai Alai Business (the "Transaction") at a purchase price that is, to the extent that the projected net revenue retained by the Miami Jai Alai Business is greater than or equal to 55%, equal to the greater of: (i) the difference between (a) six times the projected first year EBITDA of the Miami Jai Alai Business and (b) the projected cost to ICC of the development, construction, equipping and opening of the slot machine facility proposed by ICC at the location of the Miami Jai Alai Business; or (ii) $100 million. The Letter further provides that if the projected net revenue is less than 55%, the parties may further negotiate the purchase price with appropriate adjustments for such lesser net revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE I--LONG-TERM DEBT--CONTINUED

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

On October 31, 2005 Freedom Financial purchased the First Bank (formerly CIB) loan for $2,400,000.  As part of this purchase, First Bank assigned the note as well as the mortgages, rents, and receivables securing the note to Freedom.  First Bank retained the right to a deferred fee of up to $250,000 and First Bank and Citrus Bank retained the right to exercise certain stock warrants with such exercise resulting in the reduction of the deferred fee to $81,525 (see Note D).  At the same date, Florida Gaming renegotiated the terms of this note with Freedom. Under the new terms, the note has a fixed interest rate of 8.0% per annum and is secured by various mortgages, rents, and receivables.  The note matures on October 31, 2008.  The Company issued 20,000 stock warrants to Freedom Financial and 40,000 stock warrants to two financiers who helped to facilitate this loan.  The warrants were valued at $3.52 per share for a total value of $210,582 and were recorded as a capitalized financing cost (see Note D).  Such cost is being amortized over the life of this loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE I--LONG-TERM DEBT--CONTINUED

The First Bank debt was personally guaranteed by the Company’s Chairman. In that connection the Company agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the First Bank loan on each anniversary date of the loan. During 2004 amounts totaling $246,562, were paid to Freedom Financial Corporation for the benefit of the Company’s Chairman pursuant to the guarantee agreement. Further, additional guarantee payments totaling $80,000 were accrued through October 31, 2005, the date the loan was purchased by Freedom.

The approximate maturities of the Company's long-term debt for the years subsequent to December 31, 2005 are as follows: 2006--$316,033; 2007--$42,430; 2008--$7,337,951.

NOTE J--PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprise the following:

	December 31,
	2005	2004

Land	$4,301,229	$3,895,585
Buildings and improvements	6,148,242	6,433,621
Equipment furniture and fixtures	1,714,471	859,058
Vehicles	124,886	85,910
Less accumulated depreciation	(3,003,282)	(2,889,057)

	$9,285,546	$8,385,117

Depreciation expense totaled $281,185 and $365,197 during 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE K--SUMMER JAI ALAI

In conjunction with the acquisition of WJA’s Frontons, the Company acquired WJA’s 21% interest in Summer Jai-Alai (“SJA”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami fronton during the six months between May 1 to October 31 (“Summer Jai-Alai Operations”). The Company’s Summer partners were Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors. The Company’s interest in the partnership was accounted for under the equity method and had a carrying value of $50,657 at December 31, 2005 and 2004. Under the terms of the partnership agreement certain costs and expenses were allocated to Summer Jai-Alai Operations based upon specific formulas set forth in the agreement. Total expenses allocated to Summer Jai-Alai aggregated $3,599,000 in 2004.

Pursuant to a lease agreement which expired in 2004, Summer Jai-Alai Operations rented the Miami fronton for the time in which its season was conducted. The rental was based upon 1% of handle. Rent from Summer Jai-Alai Operations approximated $294,000 in 2004, and is included in other operating income in the accompanying 2004 statement of operations.

Pursuant to the settlement of certain partnership disputes, since the 1998 season the Company operated SJA at its own risk and for its own benefit under annual agreements which required fixed payments to each of the Summer partners. The agreement authorizing the Company’s use of the permit between June 30, 2002 and June 30, 2004 required a fee of $345,000 payable monthly in 12 equal installments. The Company agreed to hold its Summer partners harmless for any and all losses or liabilities incurred through June 30, 2004. After June 30, 2004, the permit agreement terminated and the previous partnership agreement became the controlling document for the operation of SJA by the parties. SJA had a loss of $202,227 for its 2004 summer season. The Company expects to recover $98,608 from its SJA partners for their allocable shares of the loss after June 30, 2004.

Effective October 31, 2004 the Partnership terminated and for the year ending December 31, 2005 the Company operated Summer Jai-Alai for its own benefit as a division of the Company. All revenues and expenses of the Summer Jai-Alai division are included in operating income and expenses in the accompanying 2005 statement of operations. The company’s former partners have challenged the termination of the partnership and litigation is currently pending.

During 2005 FGC and SJA shared dates and performances at the Miami fronton as follows:

	FGC	SJA

No. of months of operations included in revenues	6.0	6.0

No. of performances	218	225

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE L--REAL ESTATE HELD FOR SALE

The Company’s Tara subsidiary holds residential real estate called Tara Club Estates (collectively, “Tara” or the “Properties”), all of which was situated in Loganville, Walton County, Georgia. At January 1, 2004 the Tara residential property comprised 2 homes and 9 developed lots. The Company also owned land in Ft. Pierce, Florida held for sale as commercial property comprising 99 acres.

During 2004, Tara repurchased a home previously sold to settle a dispute with a buyer. The repurchase price was $650,703 and the fair value of the home acquired was $329,000. Accordingly, a loss on repurchase of this property in the amount of $321,703 is reflected in the accompanying 2004 Statement of Operations.

No property was sold in 2004.

On July 15, 2005 Tara sold the home it had repurchased during 2004. Net proceeds from the sale amounted to $295,315 ($305,000 sales price less $9,685 in settlement costs). Tara’s basis in this home totaled $329,000 which resulted in a $33,685 loss on this transaction. On September 27, 2005 Tara sold another home at a loss of $21,798. Net proceeds on the sale amounted to $258,102 ($279,900 sales price less $21,798 in settlement costs) and Tara’s basis in the property totaled $279,900 ($487,779 in total costs less provisions for losses of $207,879). Tara used $175,753 of the sale proceeds to payoff its real estate development loan.

During 2005, Tara also sold 3 of its residential lots and recognized a gain of $29,356. Net proceeds on the sales amounted to $216,856 ($227,900 sales price less $11,044 in settlement costs) and Tara’s basis in the lots totaled $187,500.

Total sales and the related cost of the Tara property were as follows:

2005

Total residential sales, less settlement charges	$770,273
Total residential cost of sales	(796,400)

GROSS LOSS	$(26,127)

The Company also holds approximately 99 acres of real estate in Ft. Pierce, Florida adjacent to its fronton. During 2005, the Company reclassified approximately 20 acres or $746,885 in property from investment property held for sale to operations. The remaining 79 acres is under contract for sale for $3,800,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE L--REAL ESTATE HELD FOR SALE--CONTINUED

Accordingly, the Company’s commercial and residential property held for sale comprises the following at December 31, 2005 and 2004:

	2005	2004

Ft. Pierce land	$1,087,631	$1,834,516
Tara Club Estates (5 residential lots)	237,500	405,000
Tara Club Homes (1 home and 1 residential lot)	430,000	1,093,500

	$1,755,131	$3,333,016

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” the Company periodically reserves for losses on its property held for sale. Activity in the reserve for 2005 and 2004 was as follows:

	2005	2004

Allowance for losses on property held for sale
Balances, January 1	$268,992	$119,669
Provision for losses	162,908	149,323
Charges to the reserve	(207,879)	-0-

Balances, December 31	$224,021	$268,992

The Company has completed its development activities and will expend no additional resources to further develop its properties. Accordingly, future expenses incurred related to these properties will be expensed as incurred.

The Company’s real estate development activities comprise a separate segment of its operations. (See Note M)

NOTE M--SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Statement 131 requires companies to report information about the revenues derived from the enterprise’s segments, about the geographical divisions in which the enterprise earns revenues and holds assets, and about major customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

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

Centers’ gaming operations comprise approximately 94% of the Company’s revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

	December 31, 2005
(Dollar Amounts in Thousands)		Assets		Revenues		Profit (Loss)

Florida Gaming Centers	83%	$12,786	94%	$12,619	86%	$(2,449)

Tara Club Estates	17%	2,531	6%	813	14%	(383)

CONSOLIDATED TOTAL	100%	$15,317	100%	$13,432	100%	$(2,832)

	December 31, 2004
(Dollar Amounts in Thousands)		Assets		Revenues		Profit (Loss)

Florida Gaming Centers	80%	$15,972	100%	$9,466	91%	$(4,383)

Tara Club Estates	20%	3,881	0%	-0-	9%	(411)

CONSOLIDATED TOTAL	100%	$19,853	100%	$9,466	100%	$(4,794)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE N--REFERENDUM ON CASINO GAMING

In November, 2004 voters in Florida approved an amendment to the Constitution of the State of Florida to allow Broward and Dade Counties in Florida the local option to hold elections to approve certain types of casino gaming at pari-mutuel betting facilities within each county. In March, 2005 local option elections were held in Broward and Dade Counties. The Company’s Miami fronton is in Dade County.

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

NOTE O--INVOLUNTARY CONVERSION

During 2004, the Company’s Ft. Pierce facilities were damaged by a hurricane. The Company’s insurance carrier issued a payment of $2,250,000 to the Company in settlement of the claims made to repair or replace the Ft. Pierce buildings or their components. The Company incurred approximately $100,000 in expenses related to drying the remaining interior portions of the buildings. The carrying value of the Ft. Pierce assets damaged totaled $1,287,137. Accordingly the Company’s gain on the insurance settlement totaled $862,863. There were no income taxes resulting from the gain because the Company incurred a net operating loss for income tax purposes in 2004. The gain was treated as other income in the accompanying 2004 Statement of Operations.

During 2005, the Company’s Miami facilities were damaged by a hurricane. The Company’s insurance carrier issued a payment of $400,000 and has offered an additional $500,000 for a total of $900,000 in settlement of the claims made to repair or replace the damaged Miami components. The Company incurred $171,795 in expenses related to the hurricane damage. The carrying value of the Miami assets damaged totaled $404,602. Accordingly the Company’s gain on the insurance settlement totaled $323,603. There were no income taxes resulting from the gain because the company incurred a net operating loss for income tax purposes in 2005. The gain was included as other income in the accompanying 2005 Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

NOTE P--HANDLE

Pari-Mutuel handle for years ending December 31, 2005 and 2004 is as follows:

	2005	2004
HANDLE
Live Jai-Alai	$19,006,190	$13,683,060
ITW-Guest	49,233,661	36,337,794
ITW-Host	25,277,358	12,943,755

Total Pari-Mutuel Handle	$93,517,209	$62,964,609

In 2005, the Company began operating Summer Jai-Alai (Summer) as a division of the Company. Accordingly, all handle, income and expenses from Summer’s operations are included in the Company’s 2005 consolidated financial statements for the year ending December 31, 2005 (see Note K). The Company’s Florida Gaming Centers and Summer Jai Alai handle and operations are reported under separate licenses to the State of Florida.

