Form 10QSB
period 2006-03-31
FLORIDA GAMING CORP
filed 2006-05-15
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

YES X                       NO ___

3,271,242 of the issuer's Common Stock were outstanding as of the latest practicable date,   May 15 , 2006 .

Transitional Small Business Disclosure Format:

YES ___                     NO X

FLORIDA GAMING
CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31	December 31,
ASSETS	2006	2005

CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$3,912,655	$2,042,497
Accounts receivable	1,011,448	829,869
Inventory (Note 2)	52,447	46,114
Total current assets	$4,976,550	$2,918,480

PROPERTY AND EQUIPMENT:

Land	$4,301,229	$4,301,229
Buildings and Improvements	6,188,894	6,148,242
Furniture, fixtures and equipment	2,037,741	1,839,357
	$12,527,864	$12,288,828
Less accumulated depreciation	(3,075,799)	(3,003,282)
	$9,452,065	$9,285,546
REAL ESTATE HELD FOR SALE (net)	297,500	1,755,131

MORTGAGE NOTE RECEIVABLE	515,984	509,959

OTHER ASSETS	773,618	847,821
	$16,015,717	$15,316,937

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$4,027,777	$4,197,081
Short-term borrowing and current portion of long-term debt	191,220	316,033
Total current liabilities	$4,218,997	$4,513,114

LONG-TERM LIABILITIES
Long-term portion notes payable	5,988,635	7,380,381

STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):

Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 31,235 shares issued and outstanding at March 31, 2006 and December 31, 2005	3,123	3,123

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at March 31, 2006 and December 31, 2005	5	5

Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 300 Shares issued and outstanding at March 31, 2006 and December 31, 2005	20	20

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at March 31, 2006 and December 31, 2005	200	200

Common stock, $.20 par value, authorized 7,500,000 shares, 3,198,630 issued and Outstanding at March 31, 2006 and 3,178,030 was outstanding at December 31, 2005	639,726	635,606
Capital in excess of par value	40,157,810	40,091,262
Accumulated deficit	(34,992,799)	(37,306,774)
Total stockholders’ equity	5,808,085	3,423,442
Total liabilities and stockholders’ equity	$16,015,717	$15,316,937

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net of State Taxes	$2,127,233	$2,003,620
Inter-Track Commissions	1,150,141	1,204,952
	$3,277,374	$3,208,572
OTHER REVENUE
Programs, Food, Beverage and Other	360,684	316,291
Cardroom Income	255,270	262,804
Admissions Income, net of taxes	44,257	13,619
Total Gaming Revenue	$3,937,585	$3,801,286

Real Estate Sales	4,320,000	0
Cost of Sales	($1,703,022)	0
Gross Margin on Real Estate Sales	2,616,978	0
Total Operating Revenue	$6,554,563	$3,801,286
EXPENSES
Operating	$3,643,322	$3,164,505
General and Administrative	771,883	862,333
Depreciation & Amortization	75,350	64,690
	$4,490,555	$4,091,528

INCOME (LOSS) FROM OPERATIONS	$2,064,008	$(290,242)

OTHER INCOME (EXPENSE)
Legislative initiatives	0	(500,000)
Pari-Mutuel Tax Credits	272,334	303,182
Interest Income	17,633	13,277
	289,967	(183,541)

NET INCOME (LOSS)	$2,353,975	$(473,782)

Basic Income (Loss) per Common Share	$0.72	($0.17)
Diluted Income (Loss) per Common Share	$0.54	($0.17)
Weighted Avg Common Shares Outstanding	3,191,734	3,170,150
Diluted Avg Common Shares Oustanding	4,385,854	3,170,150

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	March 31,	March 31,
	2006	2005
Cash flows from operating activities:
Net Income (Loss)	$2,353,975	$(473,782)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	75,350	64,689
Gain on Sale of Property	(2,638,869)	0
Proceeds from the sale of real estate	4,074,302	0
Loss on Impairment of Assets	5,050	27,989
Decrease (increase) in Inventory	(6,333)	1,988
Increase in Accounts Receivable	(181,579)	(455,322)
Increase (decrease) in A/P and Accrued Expenses	(169,304)	165,383
Net cash provided by (used in) operating activities	3,512,592	(669,055)

Investing Activities:
Purchases of Property and Equipment	(243,102)	(254,482)
Capitalized Improvement Costs	(5,050)	(27,989)
Increase in Note Receivable	6,024	6,024
Decrease in Other Assets	85,585	131,328
Net proceeds used in investing activities	(156,543)	(145,119)

Financing Activities:
Proceeds from Issuance of Common Stock	70,668	0
Proceeds from Borrowing	0	41,936
Repayment of Debt	(1,516,559)	(14,637)
Dividends Paid	(40,000)	(44,000)
Net cash used in financing activities	(1,485,891)	(16,701)

NET INCREASE (DECREASE) IN CASH	1,870,158	(830,875)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,042,497	5,807,486
CASH AND CASH EQUIVALENTS AT MARCH 31, 2006 AND MARCH 31, 2005	$3,912,655	$4,976,611

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	146,916	176,872

The accompanying notes are an integral part of these financial statements.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Company Background: Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce and Miami, Florida. The Company also conducts Inter-Track Wagering (ITW) on Jai Alai, horse racing and dog racing from its Ft. Pierce Jai- Alai facility. On November 26, 1997, the Company acquired Tara Club Estates (“Tara”), a residential and commercial real estate development near Atlanta in Walton County, Georgia. All residential and commercial real estate has been sold, except for six (6) residential lots.

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

Commercial Property Held for Sale: The Company's investment in commercial property held for resale was $297,500 at March 31, 2006. Tara has six (6) residential lots with an estimated fair market value of $360,000. The Company has recorded a valuation reserve of $5,069 on one of the lots.

During the three months ended March 31, 2006, the Company sold the last home at Tara for $370,000. The Company had already accrued a reserve of $224,002 on the property. Net of the reserve, the Company’s basis was equal to the sale price, and there was $21,910 in costs associated with the sale of the property.

	Valuation Reserve Analysis
	March 31, 2006	December 31,2005

Balance at the beginning of the year	$224,021	$268,992
Provision charged to operations	5,050	162,908
Charge offs to the reserve	(224,002)	(207,879)
Ending balance	$5,069	$224,021

During the three months ended March 31, 2006, the Company sold approximately 79 acres of investment real estate located adjacent to its’ Jai-Alai facility in Fort Pierce, Florida. The sale proceeds were $3,800,000 plus $150,000 in extension fees. The sale proceeds were paid in cash. Expenses related to the sale totaled about $223,500, leaving a net amount received after expenses of $3,726,500. The company recorded a net gain on the transaction of $2,638,869 or ($0.83) per common share.

Bad Debt Reserve:  The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company’s estimate is based on a review of the current status of receivables. Allowance for doubtful accounts totaled $120,108 for the three month period ended March 31, 2006, compared to $98,608 for the same period in 2005.

Inventory: The Company's inventory of food, beverage products and souvenirs, is stated at the lower of cost or market.

Pari-mutuel Wagering: Revenue is derived from commissions earned under a pari-mutuel wagering system. Such revenue is recognized upon completion of the event upon which the wager was placed. The Company accepts wagers on on-site events and off-site Inter-Track Wagering (“ITW”) events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "Host" facility net of commissions earned by the Company. Pari-mutuel revenues are recognized upon occurrence of the event that is presented for wagering and after that event is made official by the respective states’ regulatory body.

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

Stock Options: Financial Accounting Standards No. 123R ("SFAS No. 123R"), "Accounting for Stock-Based Compensation" requires that companies recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value. The Company follows SFAS No. 123R for all its equity compensation.

Real Estate Development: The Company’s Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition cost and development costs by the number of lots developed. Sales are recorded only after the passage of title to the Company’s customer.

Reclassification: Certain 2005 amounts have been reclassified to conform with their 2006 presentation.

(3) TAXES

At December 31, 2005, the Company had tax net operating loss (NOL) carryforwards of approximately $11,467,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2020. However, $740,796 of the Company's NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $91,000 per fiscal year under Section 382 of the IRC because Company stock purchased by Freedom Financial Corporation (“Freedom”) was considered a “change in ownership” under the "deemed exercised rule" of IRC Section 382. As a result, only the net operating losses attributable to the period after the "change in ownership" (approximately $10,726,000) are not subject to the Section 382 limitation.

Effective July 1, 1998, tax relief legislation was enacted by the State of Florida stipulating that jai alai permit holders incurring state taxes on handle and admissions in an amount exceeding its operating earnings (before deduction of certain expenses such as depreciation and interest) for the prior year are entitled to credit such excess amounts against pari-mutuel taxes due and payable.

For the years 2001 through 2005 Miami had unused credits totaling $2,652,201. Tax credits are used to satisfy the Company’s obligation to pay taxes incurred on handle and admission. Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of the amounts of future tax credits.

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

(4) INCOME (LOSS) PER COMMON SHARE

The net income per common share for the quarter ended March 31, 2006 and the net loss for the quarter ended March 31, 2005 was calculated based upon reducing net loss or net income attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net income per common share for the quarters ended March 31, 2006 and basic net loss for March 31, 2005 was 3,191,734 and 3,170,150, respectively.

Weighted average equivalent shares on a fully diluted basis for the three months ended March 31, 2006 were 4,385,854 consisting of options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 3,191,734 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred. During the first quarter 2006, 20,600 options were exercised.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the quarter ended March 31, 2005 because the effect would be antidilutive.

(5) PREFERRED STOCK

CLASS A PREFERRED STOCK
The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The 2003 and 2004 dividends were paid during the first quarter 2006. The 2005 dividends will be paid during the second quarter of 2006. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

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

Holders of Series E Preferred Stock may convert all or any such shares to the Company’s common stock (the “Series E Conversion Shares”) beginning 120 days after the issuance of the Series E Preferred Stock. In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.50 and (ii) 80% of the average of the closing bid price of the common stock on the five trading days before conversion. A holder of Series E Conversion Shares may not sell more than 25% of such shares between 120 and 150 days of his purchase of Series E Preferred Stock converted into each share, 50% of such shares between 151 and 180 days of his purchase of Series E Preferred Stock converted into such shares and 75% of such shares between 181 and 210 of his purchase of Series E Preferred Stock converted into each share; holders may generally sell all of their Series E Conversion Shares 211 days after their purchase. There were 200 shares of Class E Preferred stock outstanding at March 31, 2006.

Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock.

CLASS F PREFERRED STOCK
The Company is also authorized to issue up to 2,500 shares of Series F 8% Cumulative Convertible Preferred Stock (the “Series F Preferred Stock”), which provides annual dividends at the rate of 8% of the shares’ stated value. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company’s Board of Directors, such dividends may be paid in shares of the Series F Preferred Stock. Holders of Series F Preferred Stock may convert all or any of such shares to the Company’s common stock at any time. Each share of Series F Preferred Stock shall be converted into 148.3345 shares of common stock (the “Conversion Stock”). The number of shares of Conversion Stock into which each share of Series F Preferred Stock shall be converted shall be proportionately adjusted for any increase or decrease in the number of shares of common stock or Series F Preferred Stock. Upon liquidation, the holders of Series F Preferred Shares shall be entitled to be paid $1,000 per share plus accrued dividends before any distribution to holders of common stock. There were 2,000 shares of Class F Preferred Stock outstanding as of March 31, 2006.

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

Registration Rights: The Company has committed upon certain terms and conditions, to use its best efforts to register for resale, certain shares held by other parties, allowing those shares to be publicly traded. The Company intends to use reasonable efforts to comply with these commitments.

Leases: The Company rents totalizator equipment (Autotote) at each fronton under leases which expire October 31, 2008. The totalizator leases require a minimum annual rental at the Miami and Ft. Pierce locations. Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance, under a contract which expires 2008. Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2005 and 2004 was approximately $380,000 and $436,000, respectively. The remaining minimum lease commitments under all operating leases at December 31, 2005 total $351,000 per year ($226,200 at Miami, and $124,800 at Ft. Pierce) and expire in October, 2008. The Company also leases certain parking facilities adjacent to Miami Fronton. This lease dated February 17, 2003, requires monthly lease payments totaling $91,000 per year. The 2006 renewal requires annual payments of $117,000 per year, compared to $109,000 annual payment in 2005.

The Company’s Tara Club Estates subsidiary leased equipment from Freedom on a month-to-month basis at a cost of $5,000 per month during 2005. Effective December 31, 2005, Tara no longer leases equipment from Freedom.

Litigation Costs: Legal fees for settlement costs and fees associated with various lawsuits incurred in the normal course of the Company's business activities are included in General & Administrative expenses in the accompanying Statements of Operations.

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

Summer Jai Alai
Florida Gaming Centers, Inc. (“Centers”) held a 21% interest in Summer Jai-Alai (“SJA”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami Jai-Alai Fronton The Company's Summer partners were Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors. Under the terms of the partnership agreement certain costs and expenses were allocated to Summer Jai-Alai Operations based upon specific formulas as set forth in the agreement.

Pursuant to a lease agreement which expired in 2004, Summer Jai-Alai Operations rented the Miami fronton for the time in which its season was conducted. The rental was based upon 1% of handle.

Pursuant to the settlement of certain partnership disputes, since the 1998 season the Company has maintained the right to operate SJA at its own risk and for its own benefit under annual agreements which require fixed payments to each of the Summer partners. The agreement authorizing the Company's use of the permit between June 30, 2002 and June 30, 2004 required a fee of $345,000 payable monthly in 12 equal installments. The Company agreed to hold its Summer partners harmless for any and all losses or liabilities incurred through June 30, 2004. After June 30, 2004, the permit agreement terminated and the previous partnership agreement became the controlling document for the operation of SJA by the parties. The Company expects to recover $98,608 from its SJA partners for their allocable shares of the loss after June 30, 2004 . The Company’s former partners have challenged the termination of the partnership and litigation is currently pending.

Effective October 31, 2004, the Partnership terminated and for the year ending December 31, 2005, the Company operated Summer Jai-Alai for its own benefit as a division of the Company. For the quarter ended March 31, 2006 and March 31, 2005, all revenues and expenses of the Summer Jai-Alai division are included in the operating statement.

(7) ACQUISITION OF WJA ASSETS

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

The profit sharing arrangement with WJA is based on Centers' net profits, before income taxes, as defined. The Company agreed to pay WJA 20% of the cumulative net profits of Centers for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per- year cap described below. The cumulative $1,000,000 cap is equal to the product of $1,000,000 multiplied by the completed number of years in the ten-year period, minus the sum of all amounts previously paid under the 20% profit sharing arrangement. In addition, if Centers has net profits in any calendar year during the ten-year period in excess of $5,000,000, but has not paid WJA a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, Centers will pay WJA 5% of the portion of the net profits on which the 20% payment was not made. No net profit payments will be due for any year after the ten-year period. If, during the ten-year period, Centers disposes of any of its significant assets or operations, except for the Ft. Pierce assets or operations, then WJA would be entitled to receive an amount equal to 10% of Centers gain, if any, (net of related carrying costs), on the disposition.

In connection with the WJA acquisition, a former principal of WJA, Richard P. Donovan, entered into a five-year consulting agreement with Centers, with annual compensation of $240,000, plus certain benefits. This consulting arrangement was modified pursuant to an amended agreement dated November 24, 1998.

During late 2001, the Company and Donovan negotiated a new agreement providing consulting and non competition payments of $25,000 in December 2001, $216,000 on January 14, 2002, and $1,000 per month for 60 months through December, 2007. All scheduled payments have been made.

(8) REAL ESTATE HELD FOR SALE

The Company's Tara subsidiary owned a commercial and residential real estate development called Tara Club Estates (collectively, “Tara” or the “Properties”), all of which were situated in Loganville, Walton County, Georgia.

On May 30, 2003 the Company sold the commercial property, which consisted of 2 acres and a clubhouse for $650,000. The Company received $97,350 in cash, and a non-interest bearing first mortgage for $520,000. The principal balance of the mortgage is due and payable on May 30, 2006.

During the three months ended March 31, 2006, the Company sold one remaining residential home for $370,000. The Company had accrued a net reserve of $224,002 on the home. The Company paid the construction loan of $127,600 on the property and other costs associated with the sale of the property amounted to $21,910.

During the three months ended March 31, 2005, the Company did not sell any homes or lots.

At March 31, 2006, Tara had six (6) residential lots with an aggregate carrying value of $297,500 left to sell. The Company carries a valuation reserve on one lot in the amount of $5,069.

During the three months ended March 31, 2006, the Company sold approximately 79 acres of investment real estate located adjacent to its’ Jai-Alai facility in Fort Pierce, Florida. The sale proceeds were $3,800,000 plus $150,000 in extension fees. The sale was paid in cash. Expenses related to the sale totaled about $223,500, leaving a net amount received after expenses of $3,726,500. The company recorded a net gain on the transaction of $2,638,869.

(9) RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.

(10) RELATED PARTY TRANSACTIONS

Management fees. In lieu of salaries for the Chairman/CEO, the Company pays management fees to Freedom of $600,000 per year. The Board of Directors approved an increase in the management fees effective May 1, 2005 from $40,000 per month to $50,000 per month.

Leases. In the process of preparing the development properties for sale, the Company leased various vehicles and pieces of construction equipment from Freedom The Company treated the lease payments ($8,000) as part of the cost of developing the commercial and residential properties for the period through March 31, 2002. Beginning in April, 2002, the Company has expensed these lease payments. Effective December 31, 2005, the Company no longer leases equipment from Freedom.

CIB Bank/Freedom Note A loan with CIB Bank (“CIB”) was personally guaranteed by the Company’s Chairman. In that connection the Company agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the CIB Bank loan on each anniversary date of the loan. As of October 31, 2005, such amounts accrued were $80,523. On October 31, 2005 Freedom Financial (“Freedom”) purchased the First Bank (formerly CIB) loan for $2,400,000. As part of this purchase, First Bank assigned the note as well as the mortgages, rent, and receivables securing the note to Freedom. On October 31, 2005, First Bank assigned, without recourse,  the note representing the loan as well as the mortgages, rents, and receivables securing the loan to Freedom, but retained the right to elect between receiving a $250,000 deferred fee or exercising warrants to purchase 102,115 shares of the Registrant’s common stock in connection with the loan. Effective October 31, 2005, Freedom and Centers entered  into an Amended and Restated Loan Agreement and a Third  Amended and Restated Note in the principal amount of $2,400,000 with an 8% fixed rate of interest. The  Amended and Restated Note is unconditionally guaranteed by the Registrant and by the Company’s CEO, W. Bennett Collett, individually. The Registrant issued warrants to purchase 20,000 shares of its common stock to Freedom and 40,000 shares  of its common stock to third parties as an inducement for them to fund Freedom’s loan to Centers. On March 22, 2006 Florida Gaming made a principal payment of $1,400,000 to Freedom which reduced the note to $1,000,000.

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

The policies and estimates discussed below are considered by management to be critical to an understanding of the Company's financial statements because their application requires the most significant judgments from management in estimating matters for financial reporting that are inherently uncertain. See Notes to the Consolidated Financial Statements for additional information on these policies and estimates, as well as discussion of additional accounting policies and estimates in the Company's 10-KSB.

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

In accordance with SFAS No. 144, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. During the first quarter of 2006, provisions for losses totaled $5,050 on property held for sale.

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

As a result of legislation passed during the 2003 legislative session, significant changes were made which amends current provisions for the operation of card rooms at pari-mutuel facilities. The legislation, HB 1059, became law effective midnight August 5, 2003. The most notable changes to the operation of the card rooms are:

1)	Card rooms may operate from 12 noon to 12 midnight any day that live performances are conducted.
2)	Reduced card room license fee per facility as opposed to permit, which saves the Company license fee expense.
3)
The elimination of the $10 pot limit, which has been replaced with a $2 bet limit, with a maximum of three raises in any round of betting. This change allows for a larger pot, a more appealing game for the patrons and enhances revenue for the Company.

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

Inter-track wagering has grown significantly since its initiation in the State of Florida in August 1990. The State-wide ITW handle for the State of Florida's fiscal year ended June 30, 1991 was approximately $109 million. The state-wide ITW handle for the State of Florida increased from $762.2. million to $792.1 million, for the fiscal years ended June 30, 2004 and 2005, respectively, an increase of 3.3%. The Company's ITW handle increased from approximately $73.9 million for the year ended December 31, 2004, to approximately $74.5 million for the year ended December 31, 2005 an increase of $559,098-- less than 1%. For comparison purposes, the 2004 and 2005 ITW handle figures include SJA.

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

REAL ESTATE DEVELOPMENT

As of March 31, 2006, The Company, through its wholly owned subsidiary, Tara Club Estates, Inc. holds title to six (6) residential building lots, with an aggregate book value of $297,500. The Company carries a valuation reserve of $5,069 on one of the lots remaining to be sold.

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

For the years 2004 and 2005 Miami had unused credits totaling $2,652,201.

Tax credits are used to satisfy the Company’s obligation to pay taxes incurred on handle and admission. Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of the amounts of future tax credits.

REFERENDUM ON CASINO GAMING

In November, 2004 voters in Florida approved an amendment to the Constitution of the State of Florida to allow Broward and Dade Counties in Florida the local option to hold elections to approve slot machine gaming at pari mutuel betting facilities within Dade and Broward county. In March, 2005 local option elections were held in Broward and Dade Counties. The Company's Miami fronton is in Dade County.

The local referendum to approve slots passed in Broward County and failed in Dade County. State Law prohibits another local option referendum in Dade County for two years. The Company expects another local option vote to be held in Dade County after March, 2007 in accordance with the amendment.

On January 31, 2005 the Company agreed to pay Dade County for certain “infrastructure improvements” required by the County in connection with the referendum. The arrangement required the Company to make an initial payment of $500,000 to Dade County in January, 2005. The payment was made and recorded under other expense. A second payment of $833,000 was made on behalf of the Company by two other pari-mutuel facilities in Dade county. In consideration for this payment, the Company issued a note payable to these parties. The Company's obligation to repay the $833,000 note is contingent on the passage of the local referendum in Dade County at a future date. Accordingly, the Company does not intend to record this obligation until such time as the referendum passes in Dade County, FL.

RESULTS OF OPERATIONS -- FIRST QUARTER 2006 COMPARED WITH FIRST QUARTER 2005

During the quarter ended March 31, 2006, the Company's operations reflects three months' operation of live Jai-Alai performances at Miami and Ft. Pierce, and a full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce. Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria.

Handle Analysis

Total handle (amount of money wagered) for the three months ended March 31, 2006 was $26,703,688 of which $13,098,401 was from live jai-alai wagering and $13,605,287 was from inter-track wagering.

Total handle (amount of money wagered) for the three months ended March 31, 2005 was $26,649,312 of which $12,548,901 was from live jai-alai wagering and $14,100,411 was from inter-track wagering.

The live handle increased $549,500 from the first quarter 2005 to the first quarter 2006. The 2006 handle figures include Ft. Pierce Jai-Alai (“Ft. Pierce”) and the 2005 live jai-alai handle figures do not include Ft. Pierce. Ft. Pierce did not conduct live handle in 2005 due to a significant amount of damage received from two hurricanes in September 2004. Inter-track wagering decreased from $14,100,411 for the quarter ended March 31, 2005 to $13,605,287 for the quarter ended March 31, 2006. The decrease of $495,124 (3.5%) is due to a decline in attendance for ITW and six fewer performances.

Revenues
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended March 31, 2006 were $3,277,374 compared to pari-mutuel revenues of $3,208,572 the same period in 2005. Revenues for the quarter ended March 31, 2006 ($3,277,374) consisted of $2,127,233 from live Jai-Alai wagering and $1,150,141 from Inter-Track Wagering. Revenues for the quarter ended March 31, 2005 ($3,208,572) consisted of $2,003,620 from live Jai-Alai wagering and $1,204,952 from Inter-Track Wagering. Ft Pierce did not conduct live jai-alai in the first quarter 2005 due to hurricane damage in September 2004. The 2006 figures include $236,941 in live jai-alai revenue from Ft. Pierce which had no live jai-alai revenue in 2005.

Card room Revenue for the three months ended March 31, 2006 was $255,270 compared to $262,804 for the three months ended March 31, 2005 a 2.8% decrease. Direct Operating Costs totaled $118,076 for the period ending March 31, 2006. Miami Jai-Alai saw a decline in attendance which resulted in the decrease in card room revenue.

Admissions income, net of state taxes, for the three month period ended March 31, 2006 was $44,257, compared to $13,619 for the three month period ended March 31, 2005. Food, beverage and other income for the three months ended March 31, 2006 and March 31, 2005 were $360,684 and $316,291 respectively. Attendance for live jai-alai performances and ITW performances for the three months ended March 31, 2006 were approximately 100,437 compared to 85,765 for the three months ended March 31, 2005, an increase of approximately 14,672 (17%) from the previous year. Ft. Pierce Jai-Alai did not conduct live jai-alai performances during the first quarter ending March 31, 2005 due to damage sustained by two hurricanes in September 2004, so there was no attendance numbers for live jai-alai at Ft. Pierce for the first quarter 2005.

Real Estate Revenue for the three months ended March 31, 2006 was $4,320,000 compared to no sales in 2005. Costs associated with the sale of the properties amounted to $1,703,022. The Company sold 79 acres adjacent to the Ft. Pierce Jai-Alai, for $3,950,000 with cost of sales $1,311,112. The Company sold the remaining home in the Tara development for $370,000. Costs associated with the sale of the home were $399,910.

Total Operating Revenues for the quarter ended March 31, 2006 increased $2,753,277 (72%) to $6,554,563 from $3,801,286 for the same period in 2005. Operating Revenue increased due to the sale of approximately 79 acres of property adjacent to the Ft. Pierce Jai-Alai for $3,950,000 and Ft. Pierce Jai-Alai conducting live jai-alai during the first quarter 2006.

General And Administrative Expenses
The Company's general and administrative expenses for the three months ended March 31, 2006 and March 31, 2005, were $771,883 and $862,323, respectively. The Company’s general and administrative expenses compared to the first quarter last year are as follows: Executive salaries for the quarter ended March 31, 2006 were $144,400 compared to $135,162 for the quarter ended March 31, 2006 (see consulting fees). Professional fees increased from $90,266 for the first quarter 2005, to $121,393 for the quarter ended March 31, 2005. Part of the increase can be attributed to legal fees in the Summer Jai-Alai litigation. Consulting fees for the quarters ended March 31, 2006 and March 31, 2005 were $150,000 and $120,000 respectively. Consulting fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO of Florida Gaming. In May 2005, the Board of Directors approved an increase in management fees of $10,000 per month. Travel and entertainment expense totaled $58,240 for the first quarter of 2006, compared to $55,565 for the first quarter of 2005. Interest expense totaled $146,916 for the first quarter of 2006, compared to $176,872 for the same period in 2005. The decrease in interest expense is due to Freedom purchasing the First Bank Note (formerly CIB) on October 31, 2005.

Operating Expenses
The Company's operating expenses for the three months ended March 31, 2006 were $3,643,322 compared to $3,164,504 for the same period in 2005. Operating costs would increase during the first quarter 2006 because Ft. Pierce conducted live jai-alai during the first quarter 2006 and did not conduct live jai-alai in 2005. Therefore, operating expenses will be higher during the first quarter 2006. The components of the Company’s operating expenses and their comparison to the first quarter last year are as follow: Depreciation and amortization expense for the three months ended March 31, 2006 and March 31, 2005, was $75,350 and $64,690 respectively. Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending March 31, 2006 and March 31, 2005, were $992,827 and $836,190 respectively. This increase in player costs is because Ft. Pierce conducted live jai-alai in 2006 and did not conduct live jai-alai in 2005. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $273,117 for the three months ended March 31, 2006, compared to $258,296 for three months ended March 31, 2005. The components of the 2006 wagering equipment and expenses were $76,602 in ITW tote, interface, and telephone charges; $56,550 in totalizator equipment rental; $57,500 in satellite charges and $82,465 in camera/television rental. Utilities expense totaled $136,939 and $124,463 respectively, for the three months periods ended March 31, 2006 and March 31, 2005. Program costs totaling $55,169 and $50,096, respectively, are also included in the total operating expenses for the three month period ended March 31, 2006 and March 31, 2005. Operating expenses (including payroll costs) for the bar, restaurant, souvenir and concessions costs were $217,014 and $202,013 for the three month periods which ended March 31, 2006 and March 31, 2005, respectively. Operating payrolls and contract labor costs totaled $659,447 and $584,742 for the three month periods ended March 31, 2006 and March 31, 2005, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $659,447, $227,924 was mutuels payroll, $149,710 was maintenance payroll, $18,676 was admissions payroll, $49,677 was office payroll, and $213,460 was security payroll. Maintenance expense for the three months ended March 31, 2006, totaled $83,271. Advertising expense for the three months ended March 31, 2006, totaled $106,088 compared to $124,232 for the three months ended March 31, 2005.

Other Income

The Company had other income of $289,967 for the three-month period ended March 31, 2006. Other Income for the quarter ended March 31, 2006 primarily consisted of $272,334 in pari-mutuel tax credits, and interest income of $17,634.

The Company had other expense of $183,541 for the three-month period ended March 31, 2005. Other expense for the quarter ended March 31, 2005 primarily consisted of $303,182 in pari-mutuel tax credits, a $500,000 legislative initiative, and interest income of $13,276.

Tax Loss Carryforwards
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

Summary of Operations
The Company had net income of $2,353,975 or ($.72) per common share for the three months ended March 31, 2006, compared to net loss of $473,782 or ($.17) per common share for the three months ended March 31, 2005. The increase is due to the sale of the Ft. Pierce property in the first quarter 2006, which the Company recorded a gain of $2,638,869. Also, the Company paid $500,000 during the first quarter 2005 to Dade County for certain “infrastructure improvements” required by the County in connection with a referendum to authorize slot machines at pari-mutuel betting facilities within the county.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at March 31, 2006 was $3,912,655. At March 31, 2006, the Company had working capital of $757,553, this is an increase in working capital of approximately $2,352,187 from December 31, 2005. The Company sold approximately 79 acres adjacent to the Ft. Pierce property for $3,950,000 cash which greatly improved the cash flow for the Company.

During the three months ended March 31, 2006, net cash provided by the Company's operating activities was $3,512,592 compared to net cash used in operating activities of $669,055 during the three months ended March 31, 2005. The Company had a gain on the sale of the 79 acres adjacent to the Ft. Pierce property of $2,638,869. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations.

During the three months ended March 31, 2006 cash used in investing activities was $156,543 compared to net proceeds used in $145,119 proceeds provided by Investing Activities for the three months ended March 31 2005.

During the three months ended March, 2006, cash used in financing activities was $1,485,891 compared to $16,701 cash used during the three months ended March 31, 2005. The large increase is due to the Company paying a principal payment on the Freedom Financial Note of $1,400,000 from the sale proceeds of the Ft. Pierce property.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of a date (the “Evaluation Date”) within 90 days prior to this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were effective to timely alert them to material information required to be included in the Company’s Exchange Act filings.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part 1I - OTHER INFORMATION
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

(a) List of Exhibits Filed.

3.1	Registrants Third Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 28, 2005 is incorporated herein by reference as Exhibit 3.1 hereto.
3.2	Registrant’s By-Laws as amended to date filed as Exhibit 3.5 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1998 are incorporated herein by reference as Exhibit 3.2 hereto.
4.1
Registrants 2003 Amended and Restated Master Stock Option Plan filed as Exhibit 99.1 to the Second Post-Effective Amendment of Registrants Registration Statement Form S-8 is incorporated herein by reference as Exhibit 4.1 heret

4.2	Florida Gaming Non-Plan Stock Option Agreement between Florida Gaming and Freedom Financial Corp dated April 28, 2006 is incorporated herein as reference as Exhibit 4.2 hereto.
4.3	FGC Warrant Agreement dated October 31, 2005, between Florida Gaming Corporation, Freedom Financial Corporation, James W. Stuckert, and Solomon Oden Howell is attached hereto

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

10.8	Registrant’s Third Amended and Restated Note between Florida Gaming Centers, Inc. and Freedom Financial Corp. is incorporated herein by reference as Exhibit 10.8 hereto.
10.9
Registrant’s Amended and Restated Loan Agreement between Florida Gaming Centers, Inc., City National Bank of Florida, and Freedom Financial Corp. is incorporated herein by reference as Exhibit 10.6 hereto.

10.10	Registrant’s Guaranty Agreement between Florida Gaming Corporation and Freedom Financial Corporation is incorporated herein by reference as Exhibit 10.10 hereto.
10.11	Registrant’s Guaranty Agreement between W. Bennett Collett and Freedom Financial Corporation is incorporated herein by reference as Exhibit 10.11 hereto.
14.0	Registrant's Code of Ethics adopted by the Board of Directors on May 16, 2003 is incorporated by reference as Exhibit 14 hereto.
21.0	List of Registrant’s Subsidiaries as of December 31, 2004 is incorporated by reference as Exhibit 21.0 hereto.
31.1	Certification by Registrant’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
31.2	Certification by Registrant's Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
32.1	Certification by Registrant’s Chief Executive Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.
32.2	Certification by Registrant’s Chief Financial Officer pursuant to 18 USC 1350, as adopted, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.
99.1
Promissory Note dated October 31, 2001 in the face amount of $4,600,000 executed by Florida Gaming Centers, Inc. and City national Bank, Trustee, in favor of CIB Bank filed as Exhibit 10.45 to Registrant’s Current Report on Form 8-K dated December 6, 2001 is incorporated by reference as Exhibit 99.1.

99.2	Secured Promissory Note dated October 29, 2004 in the face amount of $5,000,000 executed by Registrant in favor of Isle of Capri Casinos, Inc. and is incorporated herein by reference as Exhibit 99.2
99.3
Promissory Note dated January 31, 2005 in the face amount of $833,333 executed by Florida Gaming Centers, Inc. to Calder Race Course, Inc. and West Flagler Associated, LTD., and is incorporated herein by reference as Exhibit 99.3.

(b)
Reports on Form 8-K.
Stock Option Agreement entered into by and between Registrant and Freedom Financial Corporation dated April 28, 2006 and is filed as Exhibit 4.2 to Registrants Current Report on Form 8-K dated April 28, 2006.

FLORIDA GAMING CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION
(Registrant)
Date: May 15, 2006	By:	/s/W. B. Collett
W.B. Collett Chairman of the Board and Chief Executive Officer

Date: May 15, 2006	By:	/s/ Kimberly Tharp
Kimberly Tharp Chief Financial Officer