Form 10QSB
period 2006-06-30
FLORIDA GAMING CORP
filed 2006-08-14
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

YES  ☒  NO ☐
3,306,567 of the issuer's Common Stock were outstanding as of the latest practicable date,   August 14 , 2006 .

Transitional Small Business Disclosure Format:

YES ☐ NO ☒

FLORIDA GAMING
CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$4,038,115	$2,042,497
Accounts receivable	529,780	829,869
Inventory (Note 2)	49,258	46,114
Total current assets	$4,617,153	$2,918,480
PROPERTY AND EQUIPMENT:
Land	$4,301,229	$ 4,301,229
Buildings and Improvements	6,224,365	6,148,242
Furniture, fixtures and equipment	2,119,489	1,839,357
	$12,645,083	$12,288,828
Less accumulated depreciation	(3,148,904)	(3,003,282)
	$9,496,179	$9,285,546
REAL ESTATE HELD FOR SALE (net)	297,500	1,755,131
MORTGAGE NOTE RECEIVABLE	-0-	509,959
OTHER ASSETS	890,473	847,821
	$15,301,305	$15,316,937

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$3,867,391	$4,197,081
Short-term borrowing and current portion of long-term debt	306,608	316,033
Total current liabilities	$4,173,999	$4,513,114
LONG-TERM LIABILITIES
Long-term portion notes payable	5,835,768	7,380,381
STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):
Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 31,235 shares issued and outstanding at June 30, 2006 and December 31, 2005	3,123	3,123
Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at June 30, 2006 and December 31, 2005	5	5
Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 200 Shares issued and outstanding at June 30, 2006 and December 31, 2005	20	20
Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at June 30, 2006 and December 31, 2005	200	200
Common stock, $.20 par value, authorized 7,500,000 shares, 3,273,642 issued and Outstanding at June 30, 2006 and 3,178,030 was outstanding at December 31, 2005	654,728	635,606
Capital in excess of par value	40,189,590	40,091,262
Accumulated deficit	(35,556,128)	(37,306,774)
Total stockholders’ equity	5,291,538	3,423,442
Total liabilities and stockholders’ equity	$15,301,305	$15,316,937

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net of State Taxes	$1,854,983	$1,874,421	$3,982,217	$3,878,041
Inter-Track Commissions	1,003,624	1,124,592	2,153,765	2,329,544
	$2,858,607	$2,999,013	$6,135,982	$6,207,585
OTHER REVENUE
Programs, Food, Beverage and Other	283,363	286,541	644,047	602,832
Cardroom Income	243,556	222,960	498,826	485,763
Admissions Income, net of taxes	37,229	15,561	81,486	29,180
Total Gaming Revenue	$3,422,755	$3,524,075	$7,360,341	$7,325,360

Real Estate Sales	0	60,000	4,320,000	60,000
Cost of Sales	0	(40,500)	($1,708,022)	(40,500)
Gross Margin on Real Estate Sales	0	19,500	2,611,978	19,500
Total Operating Revenue	$3,422,755	$3,543,575	$9,972,319	$7,344,860
EXPENSES
Operating	$3,130,988	$3,131,418	$6,644,253	$6,287,933
General and Administrative	990,401	903,222	1,882,291	1,745,555
Depreciation & Amortization	75,938	75,152	151,289	139,842
	$4,197,327	$4,109,792	$8,677,833	$8,173,330

INCOME (LOSS) FROM OPERATIONS	$(774,572)	$(566,217)	$1,294,486	$(828,470)

OTHER INCOME (EXPENSE)
Legislative initiatives	0	0	0	(500,000)
Loss on impairment of assets	0	(30,955)	(5,050)	(58,944)
Pari-Mutuel Tax Credits	226,845	233,973	472,067	464,541
Other Income	0	0	27,111	72,615
Interest Income	32,398	25,861	50,032	39,137
	259,243	228,879	544,160	17,349
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(515,329)	$(337,338)	$1,838,646	$(811,121)
Basic Income (Loss) per Common Share	($0.18)	($0.12)	$0.54	($0.29)
Diluted Income (Loss) per Common Share	($0.18)	($0.12)	$0.43	($0.29)
Weighted Avg Common Shares Outstanding	3,239,410	3,170,150	3,209,632	3,170,150

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net Income (Loss)	$1,838,646	$(811,121)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	151,289	139,843
Gain on Sale of Property	(2,611,978)	(19,500)
Proceeds from the sale of real estate	4,069,609	60,000
Loss on Impairment of Assets	5,050	58,944
Decrease (increase) in Inventory	(3,144)	35,509
Decrease (Increase) in Accounts Receivable	300,089	(6,055)
Decrease in A/P and Accrued Expenses	(329,690)	(510,772)
Net cash provided by (used in) operating activities	3,419,871	(1,053,152)
Investing Activities:
Purchases of Property and Equipment	(356,255)	(375,740)
Capitalized Improvement Costs	(5,050)	(99,944)
Collection of Note Receivable	520,000	518,409
Decrease (Increase) in Other Assets	(58,361)	32,753
Net proceeds provided by investing activities	100,334	75,478
Financing Activities:
Proceeds from Issuance of Common Stock	117,450	0
Proceeds from Borrowing	0	33,936
Repayment of Debt	(1,554,037)	(1,006,637)
Dividends Paid	(88,000)	(88,000)
Net cash used in financing activities	(1,524,587)	(1,060,701)
NET INCREASE (DECREASE) IN CASH	1,995,618	(2,038,375)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,042,497	5,807,486
CASH AND CASH EQUIVALENTS AT JUNE 30, 2006 AND JUNE 30, 2005	$4,038,115	$3,769,111
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$261,722	$349,556
Non-cash transactions:
Warrants converted to capital stock	$13,622	$0

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

Residential Property Held for Sale: The Company's investment in residential property held for resale was $297,500 at June 30, 2006. This residential property consists of six (6) lots with an estimated fair market value of $360,000. The Company has recorded a valuation reserve of $5,069 on one of the lots.

During the three months ended June 30, 2006 the Company did not sell any real estate compared to one lot sold for $60,000 during the same period in 2005.

During the six months ended June 30, 2006, the Company sold the last residence at its Tara development for $370,000. The Company had already accrued a reserve of $224,002 on the property. Net of the reserve, the Company’s basis was equal to the sale price, and there was $26,910 in costs associated with the sale of the property.

Valuation Reserve Analysis
	6/30/2006	12/31/2005
Balance at the beginning of the year	$224,021	$268,992
Provision charged to operations	5,050	162,908
Charge offs to the reserve	(224,002)	(207,879)
Ending Balance	$5,069	$224,021

During the six months ended June 30, 2006, the Company sold approximately 79 acres of investment real estate located adjacent to its’ Jai-Alai facility in Fort Pierce, Florida. The sale proceeds were $3,800,000 plus $150,000 in extension fees. The sale proceeds were paid in cash. Expenses related to the sale totaled about $223,500, leaving a net amount received after expenses of $3,726,500. The company recorded a net gain on the transaction of $2,638,869 or ($0.83) per common share.

Bad Debt Reserve:  The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company’s estimate is based on a review of the current status of receivables. Allowance for doubtful accounts totaled $119,808 for the six month period ended June 30, 2006, compared to $98,608 for the same period in 2005.

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

(4) INCOME (LOSS) PER COMMON SHARE

The net loss per common share for the quarters ended June 30, 2006 and June 30, 2005 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended June 30, 2006 and June 30, 2005 was 3,239,410 and 3,170,150, respectively.

Weighted average equivalent shares on a fully diluted basis for the six months ended June 30, 2006 were 4,284,777 consisting of options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 3,209,632 weighted average common shares. During the six months ended June 30, 2006, 95,612 warrants and options were exercised. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred. Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the six months ended June 30, 2005 because the effect would be antidilutive.

(5) PREFERRED STOCK

CLASS A PREFERRED STOCK

The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The 2003, 2004 and 2005 dividends were paid during the six months ended 2006. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

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

Holders of Series E Preferred Stock may convert all or any such shares to the Company’s common stock (the “Series E Conversion Shares”) beginning 120 days after the issuance of the Series E Preferred Stock. In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.50 and (ii) 80% of the average of the closing bid price of the common stock on the five trading days before conversion. A holder of Series E Conversion Shares may not sell more than 25% of such shares between 120 and 150 days of his purchase of Series E Preferred Stock converted into each share, 50% of such shares between 151 and 180 days of his purchase of Series E Preferred Stock converted into such shares and 75% of such shares between 181 and 210 of his purchase of Series E Preferred Stock converted into each share; holders may generally sell all of their Series E Conversion Shares 211 days after their purchase. There were 200 shares of Class E Preferred stock outstanding at June 30, 2006.

Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock.

CLASS F PREFERRED STOCK

The Company is also authorized to issue up to 2,500 shares of Series F 8% Cumulative Convertible Preferred Stock (the “Series F Preferred Stock”), which provides annual dividends at the rate of 8% of the shares’ stated value. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company’s Board of Directors, such dividends may be paid in shares of the Series F Preferred Stock. Holders of Series F Preferred Stock may convert all or any of such shares to the Company’s common stock at any time. Each share of Series F Preferred Stock shall be converted into 148.3345 shares of common stock (the “Conversion Stock”). The number of shares of Conversion Stock into which each share of Series F Preferred Stock shall be converted shall be proportionately adjusted for any increase or decrease in the number of shares of common stock or Series F Preferred Stock. Upon liquidation, the holders of Series F Preferred Shares shall be entitled to be paid $1,000 per share plus accrued dividends before any distribution to holders of common stock. There were 2,000 shares of Class F Preferred Stock outstanding as of June 30, 2006.

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

Under the Note, on October 29, 2004 Florida Gaming was required to repay certain indebtedness owed by it to Freedom Financial Corporation ("Freedom Financial"), an Indiana corporation and the beneficial owner of approximately 39.2% of the voting power of Florida Gaming. The Note further required Freedom Financial to release its security interest in all of the outstanding shares of the capital stock of Centers, its lien and security interest on all of the assets of Centers, and the guarantee by Centers of all of Florida Gaming's obligations under an Agreement for Line of Credit dated November 24, 1998 by and between Florida Gaming and Freedom Financial (collectively, the "Released Security"). The Note also required that Freedom Financial pay to ICC $1,200,000 on October 29, 2004 to repay a portion of certain pre-existing indebtedness owed by Freedom Financial to ICC.

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

Pursuant to the settlement of certain partnership disputes, since the 1998 season the Company has maintained the right to operate SJA at its own risk and for its own benefit under annual agreements which require fixed payments to each of the Summer partners. The agreement authorizing the Company's use of the permit between June 30, 2002 and June 30, 2004 required a fee of $345,000 payable monthly in 12 equal installments. The Company agreed to hold its Summer partners harmless for any and all losses or liabilities incurred through June 30, 2004. After June 30, 2004, the permit agreement terminated and the previous partnership agreement became the controlling document for the operation of SJA by the parties. The Company expects to recover $98,608 from its SJA partners for their allocable shares of the loss after June 30, 2004 .  The Company’s former partners have challenged the termination of the partnership and litigation is currently pending. See Item 1. Legal Proceedings for further details regarding this lawsuit.

Effective October 31, 2004, the Partnership terminated and for the year ending December 31, 2005, the Company operated Summer Jai-Alai for its own benefit as a division of the Company. For the quarter and six months ended June 30, 2006 and June 30, 2005, all revenues and expenses of the Summer Jai-Alai division are included in the operating statement.

(7)ACQUISITION OF WJA ASSETS

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

On May 30, 2003 the Company sold the commercial property, which consisted of 2 acres and a clubhouse for $650,000. The Company received $97,350 in cash, and a non-interest bearing first mortgage for $520,000,payable on May 30, 2006. On June 21, 2006, the $520,000 mortgage was paid in full.

During the three months ended June 30, 2006, the Company did not sell any real estate compared to the Company selling one lot for $60,000 during the three months ended June 30, 2005. Costs associated with that sale amounted to $40,500. During the six months ended June 30, 2006, the Company sold the one remaining residential home for $370,000. The Company had accrued a net reserve of $224,002 on the home. The Company paid the construction loan of $127,600 on the property and other costs associated with the sale of the property amounted to $26,910. At June 30, 2006, Tara had six (6) residential lots with an aggregate carrying value of $297,500 left to sell. The Company carries a valuation reserve on one lot in the amount of $5,069.

During the six months ended June 30, 2006, the Company sold approximately 79 acres of investment real estate located adjacent to its’ Jai-Alai facility in Fort Pierce, Florida. The sale proceeds were $3,800,000 plus $150,000 in extension fees. The sale was paid in cash. Expenses related to the sale totaled about $223,500, leaving a net amount received after expenses of $3,726,500. The company recorded a net gain on the transaction of $2,638,869.

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

CIB Bank/Freedom Note A loan with CIB Bank (“CIB”) was personally guaranteed by the Company’s Chairman. In that connection the Company agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the CIB Bank loan on each anniversary date of the loan. As of October 31, 2005, such amounts accrued were $80,523. On October 31, 2005 Freedom Financial (“Freedom”) purchased the First Bank (formerly CIB) loan for $2,400,000. As part of this purchase, First Bank assigned the note as well as the mortgages, rent, and receivables securing the note to Freedom. On October 31, 2005, First Bank assigned, without recourse,  the note representing the loan as well as the mortgages, rents, and receivables securing the loan to Freedom, but retained the right to elect between receiving a $250,000 deferred fee or exercising warrants to purchase 102,115 shares of the Registrant’s common stock in connection with the loan. Effective October 31, 2005, Freedom and Centers entered  into an Amended and Restated Loan Agreement and a Third  Amended and Restated Note in the principal amount of $2,400,000 with an 8% fixed rate of interest. The  Amended and Restated Note is unconditionally guaranteed by the Registrant and by the Company’s CEO, W. Bennett Collett, individually for which he receives annually, a payment equal to 2% of the outstanding balance of the Amended and Restated Note. The Company issued warrants to purchase 20,000 shares of its common stock to Freedom and 40,000 shares  of its common stock to third parties as an inducement for them to fund Freedom’s loan to Centers. On March 22, 2006 Florida Gaming made a principal payment of $1,400,000 to Freedom which reduced the note to $1,000,000.

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

The policies and estimates discussed below are considered by management to be critical to an understanding of the Company's financial statements because their application requires the most significant judgments from management in estimating matters for financial reporting that are inherently uncertain. See Notes to the Consolidated Financial Statements for additional information on these policies and estimates, as well as discussion of additional accounting policies and estimates in the Company’s 10-KSB.

Allowances for doubtful accounts are estimated based on estimates of losses on customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers the allowance for doubtful accounts balance to be adequate, changes in economic conditions could have a material effect on future reserve balances required.

In accordance with SFAS No. 144, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. During the first six months ended June 30, 2006, provisions for losses totaled $5,050 on property held for sale.

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

Risk Factors

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-QSB or presented elsewhere by management from time to time.

We face significant competition from:

•	Indian gaming
•	Gambling cruise ships
•	State lottery
•	Sports Teams

Any additional gaming competition could significantly alter the company’s bottom line. The gaming industry is highly competitive. The company is in direct competition with other entertainment providers. Other gaming companies have substantially greater financial resources and larger management staffs than the Company. Because of the growing popularity and profitability of gaming activities, competition has significantly increasing.

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

JAI-ALAI INDUSTRY

The jai-alai industry live handle (money wagered) generally has declined in the last several years, due to increased gaming competition such as Indian Gaming, gambling cruise ships, and the state-wide lottery. Also, competition in the sports/entertainment area has increased significantly with more professional sports teams in the Company's market areas. Average live jai-alai handle, state-wide, on-track handle per performance for the state of Florida fiscal years ended June 30, 2005 and June 30, 2004 was approximately $38,883 and $39,964, respectively. The total number of performances decreased statewide from 1,222 for fiscal year ended June 30, 2004 to 1,032 for the same period in 2005. Aggregate live handle, state-wide, decreased from $48,835,631 for the fiscal year ended June 30, 2004 to $40,127,312 for the fiscal year ended June 30, 2005, approximately 18%. Aggregate live handle for the Company decreased from $24,215,212 in 2004, to $19,006,190 in 2005, a decrease of 21%. For comparison purposes only, the 2004 and 2005 handle figures include SJA. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future. Because the Company's jai-alai business is tied directly to many, if not all, of the factors which influence the jai-alai industry as a whole, a players strike or the enactment of unfavorable legislation could have an adverse impact on the Company's operations.

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

REAL ESTATE DEVELOPMENT

As of June 30, 2006, The Company, through its wholly owned subsidiary, Tara Club Estates, Inc. holds title to six (6) residential building lots, with an aggregate book value of $297,500. The Company carries a valuation reserve of $5,069 on one of the lots remaining to be sold.

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

REFERENDUM ON CASINO GAMING

In November, 2004 voters in the state of Florida approved an amendment to the Constitution of the State of Florida to allow Broward and Dade Counties in Florida the local option to hold elections to approve slot machine gaming at pari mutuel betting facilities within Dade and Broward county. In March, 2005 local option elections were held in Broward and Dade Counties. The Company's Miami fronton is in Dade County.

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

RESULTS OF OPERATIONS -- SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2005

During the quarter ended June 30, 2006, the Company's operations reflects three months' operation of live Jai-Alai performances at Miami and a full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce. Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria.

Handle Analysis for the Quarter Ended June 30, 2006 compared to the Quarter ended June 30, 2005

Total handle (amount of money wagered) for the three months ended June 30, 2006 was $24,108,419 of which $11,626,186 was from live jai-alai wagering and $12,482,233 was from inter-track wagering. Total handle (amount of money wagered) for the three months ended June 30, 2005 was $25,694,322 of which $11,957,299 was from live jai-alai wagering and $13,737,023 was from inter-track wagering. A total handle decrease of $1,585,903 or 6.2%. Live jai-alai decreased $331,113 and ITW decreased $1,254,790 for the quarter ended June 30,2006.

Handle Analysis for the Six Months Ended June 30, 2006 compared to the Six Months Ended June 30, 2005

Total handle (amount of money wagered) for the six months ended June 30, 2006 was $50,812,107 of which $24,724,587 was from live jai-alai wagering and $26,087,520 was from inter-track wagering. Total handle (amount of money wagered) for the six months ended June 30, 2005 was $52,343,634 of which $24,506,200 was from live jai-alai wagering and $27,837,434 was from inter-track wagering. Live jai-alai increased $218,387 (1%) and ITW decreased $1,749,914 (6.3%) for the six months ended June 30,2006. Ft Pierce conducted live jai-alai for the first three months in 2006, but did not conduct live jai-alai during the 2005 season due to severe damage to the jai-alai during two hurricanes in 2004.

Attendance for the Quarter ended June 30, 2006 compared to the Quarter ended June 30, 2005

Attendance for live jai-alai performances and ITW for the quarter ended June 30, 2006, totaled approximately 71,279 compared to 79,398 for the same period in 2005, a decrease of 8,119 or 10%. Attendance continues to decline due to increase competition from Indian Gaming, gambling cruise ships and the state lottery.

Attendance for the Six Months ended June 30, 2006 compared to the Six Months ended June 30, 2005

Attendance for live jai-alai performances and ITW for the six months ended June 30, 2006 totaled approximately 171,716 compared to 165,163 for the six months ended June 30, 2005 which is an increase of 6,553 or 4%. Ft. Pierce did not conduct live jai-alai performances during the first quarter 2005 due to damage sustained by two hurricanes in September 2004, so there was no attendance numbers for live jai-alai at Ft. Pierce for the first three months of 2005 and Ft. Pierce conducted live jai-alai during the first quarter 2006.

Revenues for the Quarter Ended June 30, 2006 compared to the Quarter ended June 30, 2005

Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended June 30, 2006 were $2,858,607 compared to pari-mutuel revenues of $2,999,013, for the same period in 2005. Revenues for the quarter ended June 30, 2006 ($2,858,607) consisted of $1,854,983 from live Jai-Alai wagering and $1,003,624 from Inter-Track Wagering. Revenues for the quarter ended June 30, 2005 ($2,999,013) consisted of $1,874,421 from live Jai-Alai wagering and $1,124,592 from Inter-Track Wagering. An overall decrease of 4.6% in pari-mutuel revenue.

Card room Revenue for the quarter ended June 30, 2006 was $243,556 compared to $222,959 for the quarter ended June 30, 2005. Direct Operating Costs totaled $134,042 for the quarter ended June 30, 2006, compared to $108,967 for the quarter ended June 30, 2005. Card room revenue continues to improve due to new legislation enacted in 2003 which eliminated the $10 pot limit, and the cardrooms are now operated from 12 noon to 12 midnight any day that live jai-alai performances are conducted.

Admissions income, net of state taxes, for the quarter ended June 30, 2006 was $37,229, compared to $15,561 for the quarter ended June 30, 2005. Due to the severe damage at the jai-alai facility in Ft. Pierce, the admission charge at that facility had been waived during 2005. Food, beverage and other income for the three months ended June 30, 2006 and June 30, 2005 were $283,363 and $286,541 respectively, a $3,178 (1%) decrease.

Gross Real Estate sales for the quarter ended June 30, 2006 was -0- compared to $60,000 for the same period in 2005. One residential lot was sold during the second quarter in 2005.

Operating Revenues for the quarter ended June 30, 2006 decreased $120,820 (3.4%) to $3,422,755 down from $3,543,575 for the same period in 2005.

Revenues for the Six Months Ended June 30, 2006 compared to the Six Months ended June 30, 2005

Pari-mutuel revenues (net of state pari-mutuel taxes) for the six months ended June 30, 2006 decreased $71,603 (1%) to $6,135,982 compared to pari-mutuel revenues of $6,207,585, for the same period in 2005. Revenues for the six months ended June 30, 2006 ($6,135,982) consisted of $3,982,217 from live Jai-Alai wagering and $2,153,765 from Inter-Track Wagering. Revenues for the six months ended June 30, 2005 ($6,207,585) consisted of $3,878,041 from live Jai-Alai wagering and $2,329,544 from Inter-Track Wagering.

Card room Revenue for the six months ended June 30, 2006 was $498,826 compared to $485,763 for the six months ended June 30, 2005. Direct Card Room Operating Costs totaled $252,118 for the six months ended June 30, 2006, compared to $209,063 for the six months ended June 30, 2005. Card Room Revenue has continued to increase as the result of the new legislation in 2003, raising the betting limits, the pot limit and expanding the hours.

Admissions income, net of state taxes, for the six month period ended June 30, 2006 was $81,486. This compares to $29,180 for the six month period ended June 30, 2005. Food, beverage and other income for the six months ended June 30, 2006 and June 30, 2005 were $644,047 and $602,832 respectively. Admissions income was significantly higher due to no admission charge at the Company's Ft. Pierce facility during this period in 2005. The facility suffered severe hurricane damage and did not conduct live jai-alai in 2005 and there was no admission charge during that period.

Gross Real Estate sales for the six months ended June 30, 2006 was $4,320,000 compared to $60,000 the same period in 2005. During the six months ended June 30, 2006, the Company sold approximately 79 acres of investment real estate located adjacent to its’ Jai-Alai facility in Fort Pierce, Florida. The sale proceeds were $3,800,000 plus $150,000 in extension fees. The sale was paid in cash. Expenses related to the sale totaled about $223,500, leaving a net amount received after expenses of $3,726,500. The company recorded a net gain on the transaction of $2,638,869. The Company also sold during the six months ended June 30, 2006, the one remaining residential home for $370,000. The Company had accrued a net reserve of $224,002 on the home. The Company paid the construction loan of $127,600 on the property and other costs associated with the sale of the property amounted to $26,910.

Operating Revenues for the six months ended June 30, 2006 increased $2,627,459 (36%) to $9,972,319 compared to revenues of $7,344,360 for the same period in 2005.

General And Administrative Expenses

The following analysis of General and Administrative expenses in this part of the report compares figures for the three and six months ended June 30, 2006 and June 30, 2005.

General and Administrative for Quarter Ended June 30, 2006 compared to the Quarter Ended June 30, 2005

The Company's general and administrative expenses were $990,401 and $903,222 for the three months ended June 30, 2006 and June 30, 2005, respectively. The Company's general and administrative expenses and their comparison to the second quarter last year are as follows: Executive salaries for the quarter ended June 30, 2006 were $179,400 compared to $137,150 for the quarter ended June 30, 2005 (see consulting fees). Professional fees increased from $98,855 for the second quarter 2005 to $155,587 for the quarter ended June 30, 2006. Professional fees have increased due to litigation costs regarding the Summer Jai-Alai lawsuit. Consulting fees for the quarter ended June 30, 2006 were $150,000 compared to $140,000 for the same period in 2005. Consulting fees increased $10,000 per month, effective May 1, 2005. Consulting fees consist of management fees paid in lieu of salary to Freedom Financial Corporation for the services of the Chairman and CEO. Travel and entertainment expense totaled $73,185 for the second quarter of 2006, compared to $66,789 for the second quarter of 2005. Interest expense totaled $114,805 and $172,683 for the three month period ended June 30, 2006 and June 30, 2005, respectively, a 33% decrease. Interest expense decreased when the Company paid Freedom Financial $1,400,000 on the note when the Ft. Pierce property was sold during the first quarter 2006.

General and Administrative for Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

The Company's general and administrative expenses were $1,882,291 and $1,745,555 for the six months ended June 30, 2006 and June 30, 2005, respectively, an increase of $136,736. Insurance rates continue to rise due to the hurricane damage in Florida. Insurance expense increased $66,124 for the six months ended June 30, 2006. Executive salaries for the six months ended June 30, 2006 were $323,800 compared to $272,312 for the six months ended June 30, 2005 (see consulting fees). Professional fees for the six months ended June 30, 2006 were $276,980 compared to $189,122 for the quarter ended June 30, 2005, an increase of $87,858 or 46%. Professional fees have increased due to the result of litigation costs regarding Summer Jai-Alai lawsuit. Consulting fees for the six months ended June 30, 2006 were $300,000 compared to $260,000 for the quarter ended June 30, 2005. Consulting fees consist of management fees paid in lieu of salary to Freedom Financial Corporation for the services of the Chairman and CEO. Effective May 1, 2005, consulting fees increased from $40,000 to $50,000 a month. Travel and entertainment expense increased $9,070 to $131,425 for the period ended June 30, 2006, compared to $122,354 for the six months ended June 30, 2005. Interest expense totaled $261,722 and $349,556 for the six month period ended June 30, 2006 and June 30, 2005, respectively. Interest expense decreased when Florida Gaming paid an additional $1,400,000 to Freedom on the note during the first quarter 2006.

Operating Expenses

The following analysis of Operating expenses in this part of the report compares figures for the three and six months ended June 30, 2006 and June 30, 2005.

Operating Expenses for Quarter Ended June 30, 2006 compared to Quarter Ended June 30, 2005

The Company's operating expenses for the three months ended June 30, 2006 and June 30, 2005 were $3,130,988 and $3,131,418 respectively. The Company's operating expenses and their comparison to the second quarter last year are as follow: Depreciation and amortization expense for the three months ended June 30, 2006 and June 30, 2005, was $75,938 and $75,152 respectively. Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending June 30, 2006 and June 30, 2005, were $849,059 and $858,460 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $272,200 for the three months ended June 30, 2006, compared to $264,586 for three months ended June 30, 2005. The components of the 2006 wagering equipment and expenses were $84,417 in ITW tote, interface, and telephone charges; $58,082 in totalizator equipment rental; $58,500 in satellite charges and $71,202 in camera/television rental. Utilities expense totaled $145,033 and $137,757 respectively, for the three month periods ended June 30, 2006 and June 30, 2005. Program costs were $41,880 and $44,991, respectively, are also included in the total operating expenses for the three month period ended June 30, 2006 and 2005. Operating expenses (including payroll costs) for the bar, restaurant, souvenir and concessions costs were $203,510 and $213,153 for the three month periods which ended June 30, 2006 and June 30, 2005, respectively.  Operating payrolls and contract labor costs totaled $641,907 and $613,694 for the three month periods ended June 30,  2006 and June 30, 2005, respectively. Of the $641,907, $225,954 was mutuels payroll, $151,074 was maintenance payroll, $15,434 was admissions payroll, $43,198 was office payroll, and $206,248 was security payroll. Maintenance expense for the three months ended June 30, 2006, totaled $78,867 compared to $91,299 a $12,432 decrease. Advertising expense for the three months ended June 30, 2006, totaled $50,259 compared to $103,089 for the three months ended June 30, 2005.

Operating Expenses for Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

The Company's operating expenses for the six months ended June 30, 2006 and June 30, 2005 were $6,644,253 and $6,287,933, respectively. The Company's operating expenses and their comparison to the second quarter last year are as follow: Depreciation and amortization expense for the six months ended June 30, 2006 and June 30, 2005, was $151,289 and $139,842 respectively. Operating costs will be higher during the six month period ending June 30, 2006, due to Ft. Pierce Jai-Alai not conducting live jai-alai for the period January 1, 2005   through March 30, 2005. Ft. Pierce was damaged by two hurricanes in 2004 and could not open for live jai-alai in 2005. Salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the six months ended June 30, 2006 and June 30, 2005, were $1,841,886 and $1,694,650 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $545,317 for the six months ended June 30, 2006, compared to $522,883 for six months ended June 30, 2005. The components of the 2006 wagering equipment and expenses were $161,019 in ITW tote, interface, and telephone charges; $114,631 in totalizator equipment rental; $116,000 in satellite charges and $153,667 in camera/television rental. Utilities expense totaled $281,972 and $262,220 respectively, for the six months periods ended June 30, 2006 and June 30, 2005. Program costs were $97,049 and $95,088, respectively, are also included in the total operating expenses for the six month period ended June 30, 2006 and 2005. Operating expenses (including payroll costs) for the bar, restaurant, souvenir and concessions costs were $420,524 and $415,166 for the six month periods which ended June 30, 2006 and June 30, 2005, respectively.  Operating payrolls and contract labor costs totaled $1,301,354 and $1,198,436 for the six month periods ended June 30,  2006 and June 30, 2005, respectively. Of the $1,301,354, $453,878 was mutuels payroll, $300,784 was maintenance payroll, $34,109 was admissions payroll, $92,875 was office payroll, and $419,708 was security payroll . Maintenance expense for the six months ended June 30, 2006, totaled $162,138. Advertising expense for the six months ended June 30, 2006, totaled $156,347 compared to $227,321 for the six months ended June 30, 2005. Public Company costs for the six months ended June 30, 2006, were $15,397 compared to $13,633 for the six months ended June 30, 2005.

Other Income (Expense)

The Company had Other Income of $259,243, for the quarter ended June 30, 2006. Other Income for the quarter ended June 30, 2006 consisted of $226,845 in pari-mutuel tax credits and interest income of $32,398. This compares to Other Income of $228,879 net, for the quarter ended June 30, 2005. Other Income for the quarter ended June 30, 2005 consisted of $233,973 in pari-mutuel tax credits, a loss on sale of assets of $30,955 and interest income of $25,861.

The Company had Other Income of $544,160, net, for the six-month period ended June 30, 2006. Other Income for the six months ended June 30, 2006 consisted of $472,067 in pari-mutuel tax credits, loss on impairment of assets of $5,050, sales tax reimbursement from the State of Florida for $27,111 and interest income of $50,032. This compares to Other Income of $17,349, for the six-month period ended June 30, 2005. Other Income for the six months ended June 30, 2005 consisted of $464,541 in pari-mutuel tax credits, loss on impairment of assets of $58,944, interest income of $39,137, an expense of $500,000 in legislative initiatives, and a non-refundable deposit of $72,615 on the sale of the Ft. Pierce property. On January 31, 2005 the Company agreed to pay Dade County for certain “infrastructure improvements” required by the County in connection with the referendum. The arrangement required the Company to make an initial payment of $500,000 to Dade County in January, 2005. The payment was made and recorded under other expense.

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

Summary of Operations

The Company had net loss of $515,329 or ($.18) per common share for the three months ended June 30, 2006, compared to net loss of $337,338 or ($.12) per common share for the three months ended June 30, 2005. Gaming Revenue decreased $101,320 for the quarter ended June 30, 2006 and there were real estate sales of $60,000 during the second quarter 2005, compared to -0- in 2006. Increased expenses of $87,535 attributed to the difference.

The Company had net income of $1,838,646 or ($.54) per common share for the six months ended June 30, 2006, compared to net loss of $811,121 or ($.29) per common share for the six months ended June 30, 2005. The increase is due to the sale of the Ft. Pierce property in the first quarter 2006, which the Company recorded a gain of $2,638,869. Also, the Company paid $500,000 during the first quarter 2005 to Dade County for certain “infrastructure improvements” required by the County in connection with a referendum to authorize slot machines at pari-mutuel betting facilities within the county.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at June 30, 2006 was $4,038,115. At June 30, 2006, the Company had working capital of $443,154, this is an increase in working capital of approximately $2,037,788 from December 31, 2005. The Company sold approximately 79 acres adjacent to the Ft. Pierce property for $3,950,000 cash which improved the cash flow for the Company during the six months ended June 30, 2006.

During the six months ended June 30, 2006, net cash provided by the Company's operating activities was $3,419,871 compared to net cash used in operating activities of $1,053,152 during the three months ended June 30, 2005. The Company sold the Ft. Pierce property and one home for $4,320,000. The Company had a gain on the sale of the 79 acres adjacent to the Ft. Pierce property of $2,638,869. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations.

During the six months ended June 30, 2006 cash provided by investing activities was $100,334 compared to $75,478 in proceeds provided by Investing Activities for the six months ended June 30 2005.

During the six months ended June, 2006, cash used in financing activities was $1,524,587 compared to $1,060,701 cash used during the six months ended June 30, 2005. The Company paid a principal payment on the Freedom Financial Note of $1,400,000 from the sale proceeds of the Ft. Pierce property.

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

Part 1I - OTHER INFORMATION
Item 1. Legal Proceedings.

A subsidiary of Florida Gaming Corporation (the “Corporation”), Florida Gaming Centers, Inc. (“FGC”), has been named a defendant in an action entitled Hartman & Tyner, Inc., West Flagler Associates, Ltd., BKCLP 2, Ltd. And Summer Jai-Alai Partnership v. Florida Gaming Centers, Inc. Case No. 05-008302, filed on June 1, 2005 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Plaintiffs allege breach of contract, breach of fiduciary duty and unjust enrichment arising out their relationship with FGC in connection with the Summer Jai-Alai Partnership, a Florida partnership through which the plaintiffs and FGC have historically operated jai alai and intertrack wagering programs at FGC’s Miami fronton from May 1 through October 31, each year. Plaintiffs complain, among other things, that FGC breached related agreements between the plaintiffs and FGC and that FGC sold land in violation of the agreements governing the Summer Jai-Alai Partnership. Certain claims against FGC have been settled and dismissed. As part of the settlement FGC agreed to pay the Plaintiffs approximately $306,667. FGC has filed its answer and a counterclaim asking, among other things, for a declaration that all agreements related to the operation of the Summer Jai-Alai Partnership terminated October 31, 2004. The Corporation believes that FGC has meritorious positions in all remaining claims related to the Summer Jai-Alai during the 2002-2003 and 2003-2004 seasons and FGC intends to vigorously pursue its defense and counterclaim.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On April 28, 2006, the Registrant filed a Current Report on Form 8-K reporting that on the same date the Registrant granted an option (the”Option”) to Freedom Financial Corporation to purchase 325,000 shares of the Registrant’s $.20 par value common stock for $17.00 per share, which was $1.00 more than the closing market price of the shares on April 27, 2006. The Option was exercisable anytime after October 28, 2006 and before October 28, 2011.

On June 28, 2006, the Registrant rescinded the Option and granted a revised option (the “Revised Option”) to Freedom Financial Corporation to purchase 325,000 shares of the Registrants $.20 par value common stock for $17.00 per share, which was $3.05 more than the mean closing bid-asked price of the shares on June 27, 2006. The agreement evidencing the Revised Option was signed on July 10, 2006, and the Revised Option terminates on July 10, 2012. The mean closing bid-asked price of the shares on July 7, 2006 (the most recent trading day prior to July 10, 2006) was $13.30. The Revised Option is non-transferable except by operation of law and becomes vested and exercisable 50% on December 31, 2006, and 50% on July 1, 2007.

The Revised Option may be exercised by the Optionee tendering to the Registrant the aggregate purchase price of the shares purchased plus, if required by the Registrant, an amount of monies sufficient to pay all applicable federal, state and local taxes on the difference between the purchase price and the market value of the shares on the date of exercise.

The Optionee acknowledged that (i) neither the Revised Option nor the shares have been registered under the Securities Act of 1933 (the “Act”) or the Securities Laws of any state, (ii) the Optionee is acquiring the Revised Option and the shares for its own account for investment and not with a view to resale or distribution, (iii) the Optionee may be deemed to be an affiliate of the Registrant within the meaning of Rule 144 under the Act, (iv) the Option is non-transferable except by operation of law, (v) the shares can only be resold by the Optionee if the shares are registered under the Act and any applicable state Security Law, or if an exemption from registration is available, and (vi) the stock certificate(s) representing the shares will bear an appropriate restrictive legend.

The Registrant relied on the exemption afforded by Section 4(2) under the Act for the issuance of the Revised Option, and will rely on Section 4(2) under the Act for the issuance of the shares. The Optionee did not need the protection which registration would afford because (i) the Optionee is an accredited investor within the meaning of Rule 501 under the Act, (ii) the Optionee is the controlling shareholder of the Registrant, and (iii) some of the same persons serve as directors and executive officers of the Registrant and the Optionee.

The Revised Option was approved by a majority of the Registrant’s independent directors who do not serve as officers or directors of the Optionee, and who do not have a direct or indirect ownership interest in the Optionee.

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

4.2	Florida Gaming Non-Plan Stock Option Agreement between Florida Gaming and Freedom Financial Corp dated April 28, 2006 is incorporated herein as reference as Exhibit 4.2 hereto.

4.3	FGC Warrant Agreement dated October 31, 2005, between Florida Gaming Corporation, Freedom Financial Corporation, James W. Stuckert, and Solomon Oden Howell is incorporated herein by reference.

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

FLORIDA GAMING CORPORATION (Registrant)

Date: August 14, 2006	By:	/s/ W. B. Collett
W.B. Collett Chairman of the Board and Chief Executive Officer

Date: August 14, 2006	By:	/s/ Kimberly Tharp
Kimberly Tharp Chief Financial Officer