Form 10QSB
period 2006-09-30
FLORIDA GAMING CORP
filed 2006-11-14
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

F O R M 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 2006

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

YES ☒ NO ☐

3,339,067 shares of the issuer's Common Stock were outstanding as of the latest practicable date,   November 14 , 2006
Transitional Small Business Disclosure Format:

YES ☐ NO ☒

FLORIDA GAMING
CORPORATION

INDEX TO FORM 10-QSB

PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	3

Statements of Operations (unaudited) for the Three and Nine Months ended September 30, 2006 and 2005	5

Statements of Cash Flows (unaudited) for the Nine Months ended September 30, 2006 and 2005,	6

Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	15

Item 3. Controls and Procedures	24

PART II. OTHER INFORMATION	25

SIGNATURES	29

Certification of CEO

Certification of CFO

PART I. FINANCIAL INFORMATION

Item 1.

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2006	December 31, 2005
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$3,069,778	$2,042,497
Accounts receivable, net	548,597	829,869
Inventory (Note 2)	54,538	46,114
Total current assets	$3,672,913	$2,918,480

PROPERTY AND EQUIPMENT:
Land	$4,328,388	$4,301,229
Buildings and Improvements	6,224,365	6,148,242
Furniture, fixtures and equipment	2,264,816	1,839,357
	$12,817,569	$12,288,828
Less accumulated depreciation	(3,221,728)	(3,003,282)
	$9,595,841	$9,285,546
REAL ESTATE HELD FOR SALE (net)	297,500	1,755,131
MORTGAGE NOTE RECEIVABLE	-0-	509,959
OTHER ASSETS	846,472	847,821
	$14,412,726	$15,316,937

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$3,795,168	$4,197,081
Short-term borrowing and current portion of long-term debt	259,418	316,033
Total current liabilities	$4,054,586	$4,513,114

LONG-TERM LIABILITIES
Long-term portion notes payable	5,794,807	7,380,381

STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):
Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 31,235 shares issued and outstanding at September 30, 2006 and December 31, 2005	3,123	3,123

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at September 30, 2006 and December 31, 2005	5	5

Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 300 Shares issued and outstanding at September 30, 2006 and December 31, 2005	20	20

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at September 30, 2006 and December 31, 2005	200	200

Common stock, $.20 par value, authorized 7,500,000 shares, 3,339,067 issued and Outstanding at September 30, 2006 and 3,178,030 was outstanding at December 31, 2005	667,813	635,606
Capital in excess of par value	40,975,564	40,091,262
Accumulated deficit	(37,083,392)	(37,306,774)
Total stockholders’ equity	4,563,333	3,423,442
Total liabilities and stockholders’ equity	$14,412,726	$15,316,937

The accompanying notes are an integral part of these financial statements

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net of State Taxes	$1,627,224	$1,556,198	$5,609,441	$5,434,238
Inter-Track Commissions	899,911	929,576	3,053,676	3,259,120
	$2,527,135	$2,485,773	$8,663,117	$8,693,358

REAL ESTATE DIVISION INCOME
Proceeds from Real Estate Division	$—	$639,800	$4,320,000	$699,800

OTHER REVENUE
Cardroom Income	144,087	133,223	642,913	618,986
Admissions Income, net of taxes	26,261	18,196	107,747	47,376
Programs, Food, Beverage and Other	233,206	214,672	877,253	817,505
Total Operating Revenue	$2,930,689	$3,491,664	$14,611,030	$10,877,025

EXPENSES
Operating	$3,017,656	$3,095,936	$9,674,550	$9,403,369
General and Administrative	1,733,149	903,638	3,602,799	2,649,193
Depreciation and Amortization	75,657	86,390	226,946	226,232
Real Estate Cost of Sales	—	651,622	1,708,022	692,122
Provision for losses on Real Estate for Sale	—	87,808	5,050	127,252
	$4,826,462	$4,825,394	$15,217,367	$13,098,168

LOSS FROM OPERATIONS	$(1,895,773)	$(1,333,730)	$(606,337)	$(2,221,144)

OTHER INCOME (EXPENSE)
Pari-Mutuel Tax Credits	371,633	368,734	843,700	833,275
Federal & State Income Tax	(150)	(250)	(250)	(250)
Legislative Initiatives	0	0	0	(500,000)
Interest Income	41,026	25,808	91,058	64,946
Other	0	0	27,211	0
	412,509	394,292	961,719	397,971

NET LOSS	$(1,483,264)	$(939,438)	$355,382	$(1,823,172)
Basic Income (Loss) per Common Share	$(0.46)	$(0.31)	$0.06	$(0.62)
Diluted Income (Loss) per Common Share	$(0.46)	$(0.31)	$0.04	$(0.62)
Weighted Avg Common Shares Outstanding	3,336,594	3,170,150	3,255,913	3,170,150

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Sept. 30 2006	Sept. 30 2005
Cash flows from operating activities:
Net Income (Loss)	$355,382	$(1,823,172)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	226,946	226,232
Compensation Expense for Stock Issued	685,309	0
Loss on Impairment of Assets	5,050	146,752
Gain on disposal of property, plant and equipment	(2,611,978)	0
Decrease (Increase) in Inventory	(8,425)	27,348
Decrease in Accounts Receivable	281,273	192,193
Decrease in A/P and Accrued Expenses	(420,454)	(644,948)
Net cash used in operating activities	(1,486,897)	(1,875,596)

Investing Activities:
Purchases of Property and Equipment	(528,741)	(534,977)
Capitalized Improvement Costs	(5,050)	(146,752)
Collection on Note Receivable	520,000	533,654
Proceeds from the sale of real estate	4,069,609	699,800
Decrease in Other Assets	1,349	448,056
Net proceeds provided by investing activities	4,057,167	999,781

Financing Activities:
Proceeds from Issuance of Common Stock	231,200	0
Repayment of Debt	(1,642,189)	(1,208,054)
Dividends Paid	(132,000)	(136,000)
Net cash used in financing activities	(1,542,989)	(1,344,054)

NET DECREASE (INCREASE) IN CASH	1,027,281	(2,219,869)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,042,497	5,807,486
CASH AND CASH EQUIVALENTS AT SEPT. 30, 2006 AND SEPT. 30, 2005	$3,069,778	$3,587,617
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$495,134	409,012
Non Cash transactions:
Warrants converted to capital stock	$13,622

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

Residential Property Held for Sale: The Company's investment in residential property held for resale was $297,500 at September 30, 2006. This residential property consists of six (6) lots with an estimated fair market value of $360,000. The Company has recorded a valuation reserve of $5,069 on one of the lots.

During the three months ended September 30, 2006 the Company did not sell any real estate compared to selling one lot and two homes at Tara during the same period in 2005. The one lot at Tara sold for $54,900 with a basis of $42,722 and additional costs of $4,824. In July, 2005, the Company sold a home for $305,000 that was recorded on the books for $329,000. Additional costs associated with the sale amounted $13,015. The Company recorded a loss of $37,015 on the sale. In September, 2005, the Company sold a home for $279,900 on which the Company had accrued a reserve of $207,879 on the property. The Company used the sale proceeds to pay off the construction loan of $175,753 on the property and other costs associated with the sale of the property amounted to $23,977.

During the nine months ended September 30, 2006, the Company sold the last residence at its Tara development for $370,000. The Company had already accrued a reserve of $224,002 on the property. Net of the reserve, the Company's basis was equal to the sale price, and there was $26,910 in costs associated with the sale of the property. During the nine months ended September 30, 2006, the Company also sold approximately 79 acres of investment real estate located adjacent to its' Jai-Alai facility in Fort Pierce, Florida. The sale proceeds were $3,800,000 plus $150,000 in extension fees. The sale proceeds were paid in cash. Expenses related to the sale totaled about $223,500, leaving a net amount received after expenses of $3,726,500. The company recorded a net gain on the transaction of $2,638,869 or ($0.83) per common share. This compares to the nine months ended September 30, 2005, in which the Company sold two homes and two lots. During the nine months ended September 30, 2005, the Company sold two lots at Tara for $114,900 with a cost of $88,258. The Company recorded a profit of $26,642. In July, 2005, the Company sold a home for $305,000 that was recorded on the books for $329,000. Additional costs associated with the sale amounted $13,015. The Company recorded a loss of $37,015 on the sale. In September, 2005, the Company sold a home for $279,900 on which the Company had accrued a reserve of $207,879 on the property. The Company used the sale proceeds to pay off the construction loan of $175,753 on the property and other costs associated with the sale of the property amounted to $23,977.

Valuation Reserve Analysis

	9/30/2006	12/31/2005
Balance at the beginning of the year	$224,021	$268,992
Provision charged to operations	5,050	162,908
Charge offs to the reserve	(224,002)	(207,879)
Ending Balance	$5,069	$224,021

Bad Debt Reserve:  The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. Allowance for doubtful accounts totaled $135,972 for the nine month period ended September 30, 2006, compared to $137,608 for the same period in 2005. The Company has reserved $98,608 for a receivable from its Summer Jai-Alai partners. See Part II, Other Information-Legal Proceedings. The remainder of the allowance is allocated to receivables that are 90 or more days past due and NSF checks. The Company will reevaluate at the end of the year and will charge-off any receivables that are deemed uncollectible.

Inventory: The Company's inventory of food, beverage products and souvenirs, is stated at the lower of cost or market using the First-In First Out Method.

Pari-mutuel Wagering: Revenue is derived from commissions earned under a pari-mutuel wagering system. Such revenue is recognized upon completion of the event upon which the wager was placed. The Company accepts wagers on on-site events and off-site Inter-Track Wagering (“ITW”) events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "Host" facility net of commissions earned by the Company. Pari-mutuel revenues are recognized upon occurrence of the event that is presented for wagering and after that event is made official by the respective states' regulatory body.

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

Income or Loss Per Common Share: Basic income (loss) per common share is determined by dividing income (loss), less required dividends declared on preferred shares, and dividends accumulating on cumulative preferred stock divided by the weighted average number of shares of common stock outstanding. Diluted income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options, assuming proceeds are used to repurchase shares pursuant to the treasury stock method plus the weighted average number of shares that would be issued if holders of the Company's preferred stock converted those shares to common stock using the “if converted” method. Diluted loss per common share is not presented when the resulting calculation is antidilutive relative to basic loss per common share.

Stock Options: Financial Accounting Standards No. 123R ("SFAS No. 123R"), "Accounting for Stock-Based Compensation" requires that companies recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value. The Company follows SFAS No. 123R for all its equity compensation. On July 10, 2006, 33,000 options were issued to key employees, 325,000 options were issued to Freedom Financial Corporation, and 115,125 options were granted to executive employees and directors. The mean closing bid-asked price of the shares on July 7, 2006 (the most recent trading day prior to July 10, 2006) was $13.30. The options become vested and exercisable 50% on December 31, 2006, and 50% on July 1, 2007. On July 11, 2006, the Company issued 362,500 options to executive employees and directors. The mean closing bid-asked price of the shares on July 10, 2006 (the most recent trading day prior to July 11, 2006) was $13.30. The options become vested and exercisable 50% on December 31, 2006, and 50% on July 1, 2007. On August 21, 2006, the Registrant issued an option under its Advisors and Consultants Stock Option Plan to purchase 3,000 shares of FGC Common Stock for $20.00 per share. The mean-asked closing price of the FGC Common Stock on August 18, 2006 (the last day of trading prior to August 21, 2006) was $12.80. The option is exercisable anytime after August 21, 2006 and before August 21, 2008, and is non-transferable except by operation of law. On September 30, 2006, the Registrant issued an option under its Advisors and Consultants Stock Option Plan to purchase 20,000 shares of FGC Common Stock for $20.00 per share. The mean-asked closing price of the FGC Common Stock on September 29, 2006 (the last day of trading prior to September 30, 2006) was $12.75. The option is exercisable anytime after September 30, 2006 and before March 30, 2009, and is non-transferable except by operation of law. The fair value of each option grant was determined as of grant date, utilizing the Black-Scholes option pricing model. Based on these valuations, we recognized compensation expense of $685,309 ($0.21 per share) for the quarter and nine months periods ended September 30, 2006.  The fair value of each option grant will be amortized as compensation expense over the remainder of the vesting period of each option grant, one year. We expect that the impact on earnings for the remainder of 2006 for stock based compensation will be approximately $709,841. For further information, see Part II. Other Information, Sale of Unregistered Securities.

Date of Grant	Number of Options	Grantee	Vesting Period	Years	Grant Price	Fair Value of Option on Grant Date

July 10, 2006	33,000	Key Employees	50%-12/31/06 50%-07/01/07	6	$17.00	$13.30
July 10, 2006	325,000	Freedom Financial Corp.	50%-12/31/06 50%-07/01/07	6	$17.00	$13.30
July 10, 2006	115,125	Executive Employees and Directors	50%-12/31/06 50%-07/01/07	6	$17.00	$13.30
July 11, 2006	362,500	Executive Employees and Directors	50%-12/31/06 50%-07/01/07	3	$17.00	$13.30
August 21, 2006	3,000	Advisors and Consultants	8/21/06	2	$20.00	$12.80
September 30, 2006	20,000	Advisors and Consultants	9/30/06	2 1/2	$20.00	$12.75

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

By letters dated June 30, 2000 and September 8, 2000 the State of Florida took a contradictory position to the Company's interpretation for the determination of the ITW tax rate on handle and asserted a tax liability against the Company of $170,172 as of April 30, 2000. Further, the State's computation included only credits approved through 1998. Based on the Company's interpretation, as of April 30, 2000 , the Company would have utilized only $2,293,373 of the $2,936,915 available for recovery taxes incurred in 1997 and 1998. On October 6, 2000 and in response to a letter from the Division of Pari-Mutuel Wagering of the State of Florida, the Company filed suit for declaratory relief against the Division/State of Florida contesting the Division's interpretation of the statute. In response to the Company's action, the Division/State filed a motion to dismiss and requested that Florida Gaming Corporation post bond. The court did not grant the state's motion to dismiss and did not require the Company to post bond as requested by the Division/State of Florida. The Company believes it will prevail should any further litigation be required to resolve this issue.

(4) INCOME (LOSS) PER COMMON SHARE

The net loss per common share for the quarters ended September 30, 2006 and September 30, 2005 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock and dividends accumulating on cumulative preferred stock divided by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended September 30, 2006 and September 30, 2005 was 3,336,594 and 3,170,150, respectively.

Weighted average equivalent shares on a fully diluted basis for the were not adjusted for common stock equivalence in the determination of diluted earnings per share for the three months ended September 30, 2006 and September 30, 2005 because the effect would be antidilutive.

Weighted average equivalent shares on a fully diluted basis for the nine months ended September 30, 2006 were 4,515,958 consisting of options held by current directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 3,255,913 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred. Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the nine months ended September 30, 2005 because the effect would be antidilutive.

(5) PREFERRED STOCK

CLASS A PREFERRED STOCK

The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The 2003, 2004 and 2005 dividends were paid during the nine months ended 2006. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

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

CLASS E PREFERRED STOCK

The Company is authorized to issue 300 shares of Series E 8% cumulative convertible preferred stock, $.10 par value (the “Series E Preferred Stock”), which provides annual dividends at the rate of 8% of the share's stated value, payable upon conversion of the Series E preferred stock into common stock. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or splits).

Holders of Series E Preferred Stock may convert all or any such shares to the Company's common stock (the “Series E Conversion Shares”) beginning 120 days after the issuance of the Series E Preferred Stock. In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.50 and (ii) 80% of the average of the closing bid price of the common stock on the five trading days before conversion. A holder of Series E Conversion Shares may not sell more than 25% of such shares between 120 and 150 days of his purchase of Series E Preferred Stock converted into each share, 50% of such shares between 151 and 180 days of his purchase of Series E Preferred Stock converted into such shares and 75% of such shares between 181 and 210 of his purchase of Series E Preferred Stock converted into each share; holders may generally sell all of their Series E Conversion Shares 211 days after their purchase. There were 200 shares of Class E Preferred stock outstanding at September 30, 2006.

Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock.

CLASS F PREFERRED STOCK

The Company is also authorized to issue up to 2,500 shares of Series F 8% Cumulative Convertible Preferred Stock (the “Series F Preferred Stock”), which provides annual dividends at the rate of 8% of the shares' stated value. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company's Board of Directors, such dividends may be paid in shares of the Series F Preferred Stock. Holders of Series F Preferred Stock may convert all or any of such shares to the Company's common stock at any time. Each share of Series F Preferred Stock shall be converted into 148.3345 shares of common stock (the “Conversion Stock”). The number of shares of Conversion Stock into which each share of Series F Preferred Stock shall be converted shall be proportionately adjusted for any increase or decrease in the number of shares of common stock or Series F Preferred Stock. Upon liquidation, the holders of Series F Preferred Shares shall be entitled to be paid $1,000 per share plus accrued dividends before any distribution to holders of common stock. There were 2,000 shares of Class F Preferred Stock outstanding as of September 30, 2006.

The Class A Preferred Stock, the Series B Preferred Stock, the Series E Preferred Stock, and the Series F Preferred Stock are all equal in rank with respect to the payment of dividends and with respect to the distribution of assets upon liquidation of the Company.

(6) COMMITMENTS AND CONTINGENCIES

Isle of Capri Casinos, Inc. On October 29,2004, the Company borrowed $5 million (the "Loan") from Isle of Capri Casinos, Inc., a Delaware corporation ("Isle"), pursuant to a Secured Promissory Note (the "Note"). Under the Note, interest accrues on the unpaid principal balance at an annual rate of 6%. On January 1, 2005 and on the first day of each fiscal quarter thereafter through December 31, 2008, the Company must make quarterly payments of interest only, in arrears, to Isle except that during the continuance of any Event of Default (as defined in the Note), interest accrues at an annual rate of 12%. The entire unpaid principal amount of the Note and unpaid interest thereon is payable on the earlier of (i) the sale of all or any material portion of the assets of, or all or any substantial equity interest in, Florida Gaming Centers, Inc., (Centers), or (ii) December 31, 2008.

Under the Note, on October 29, 2004 the Company was required to repay certain indebtedness owed by it to Freedom Financial Corporation ("Freedom"), an Indiana corporation and the beneficial owner of approximately 39.2% of the voting power of Florida Gaming. The Note further required Freedom Financial to release its security interest in all of the outstanding shares of the capital stock of Centers, its lien and security interest on all of the assets of Centers, and the guarantee by Centers of all of Florida Gaming's obligations under an Agreement for Line of Credit dated November 24, 1998 by and between the Company and Freedom Financial (collectively, the "Released Security"). The Note also required that Freedom Financial pay to Isle $1,200,000 on October 29, 2004 to repay a portion of certain pre-existing indebtedness owed by Freedom Financial to Isle.

Pursuant to a Pledge Agreement dated October 29, 2004 among ISLE, Florida Gaming, and Centers (the "Pledge Agreement"), Florida Gaming's obligations to Isle under the Note are secured by Florida Gaming's pledge to Isle of a continuing security interest in (i) 1,000 shares of the capital stock of Centers owned by Florida Gaming, which constitutes all of the issued and outstanding shares of Centers' capital stock, (ii) all other property delivered to Isle in substitution for or in addition to the Centers capital stock, and (iii) all products and proceeds of all of the foregoing.

In connection with the Loan, Florida Gaming, Centers, and Isle also entered into a letter agreement dated October 29, 2004 (the "Letter"). Pursuant to the Letter, Florida Gaming and Centers promised that during the period beginning October 29, 2004 and ending on the date (the "Final Approval Date") which is the earlier of (i) the date that is six months after the date on which legislation allowing for the operation of slot machines at the Miami Jai Alai business owned and operated by Centers (the "Miami Jai Alai Business") is duly passed and adopted by the State of Florida and (ii) December 31, 2008, Florida Gaming and Centers will not solicit, initiate, or engage in any discussions or negotiations with any third party relating to any possible agreement or other arrangement involving the acquisition of all or substantially all of the Miami Jai Alai Business from Centers or any other transaction (a "Prohibited Transaction") that would  otherwise materially interfere with or impair or delay the Transaction (as hereinafter defined). The Letter further provides that beginning on October 29,2004 and ending on the date that is six months after the Final Approval Date, but in no event later than December 31, 2008, Florida Gaming, Centers, and Isle will use their commercially reasonable best efforts to negotiate in good faith a definitive agreement providing for the purchase by Isle of the Miami Jai Alai Business (the "Transaction") at a purchase price that is, to the extent that the projected net revenue retained by the Miami Jai Alai Business is greater than or equal to 55%, equal to the greater of: (i) the difference between (a) six times the projected first year EBITDA of the Miami Jai Alai Business and (b) the projected cost to ISLE of the development, construction, equipping and opening of the slot machine facility proposed by Isle at the location of the Miami Jai Alai Business; or (ii) $100 million. The Letter further provides that if the projected net revenue is less than 55%, the parties may further negotiate the purchase price with appropriate adjustments for such lesser net revenue.

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

The Company's Tara Club Estates subsidiary leased construction equipment from Freedom on a month-to-month basis at a cost of $5,000 per month during 2005. Effective December 31, 2005, Tara no longer leases equipment from Freedom.

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

Pursuant to the settlement of certain partnership disputes, since the 1998 season the Company has maintained the right to operate SJA at its own risk and for its own benefit under annual agreements which require fixed payments to each of the Summer partners. The agreement authorizing the Company's use of the permit between June 30, 2002 and June 30, 2004 required a fee of $345,000 payable monthly in 12 equal installments. The Company agreed to hold its Summer partners harmless for any and all losses or liabilities incurred through June 30, 2004. After June 30, 2004, the permit agreement terminated and the previous partnership agreement became the controlling document for the operation of SJA by the parties. The Company paid the three unaffiliated Summer Jai-Alai partners $306,667, all of which was previously accrued, in complete settlement of amounts due those partners under agreements resolving certain partnership disputes through June 30, 2004, and in partial settlement of ongoing legal disputes, in order to focus the litigation on affirmation of the company’s position that the Summer Jai-alai partnership, the partnership’s lease for the purpose of conducting Jai-Alai operations at the Miami fronton and all related agreements terminated on October 31, 2004. The Company expects to recover $98,608 from its SJA partners for their allocable shares of the loss between June 30, 2004 and October 31, 2004. The other partners claim that the partnership and related lease were not terminated until October 31, 2014.  The Company's former partners have challenged the termination of the partnership and litigation is currently pending. See Item 1. Legal Proceedings for further details regarding this lawsuit.

Effective October 31, 2004, the Partnership terminated and for the year ending December 31, 2005, the Company operated Summer Jai-Alai for its own benefit as a division of the Company. For the quarter and nine months ended September 30, 2006 and September 30, 2005, all revenues and expenses of the Summer Jai-Alai division are included in the operating statement.

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

During the nine months ended September 30, 2006, the Company sold the last residence at its Tara development for $370,000. The Company had already accrued a reserve of $224,002 on the property. Net of the reserve, the Company's basis was equal to the sale price, and there was $26,910 in costs associated with the sale of the property. During the nine months ended September 30, 2006, the Company also sold approximately 79 acres of investment real estate located adjacent to its' Jai-Alai facility in Fort Pierce, Florida. The sale proceeds were $3,800,000 plus $150,000 in extension fees. The sale was paid in cash. Expenses related to the sale totaled about $223,500, leaving a net amount received after expenses of $3,726,500. The company recorded a net gain on the transaction of $2,638,869. During the nine months ended September 30, 2005, the Company sold two lots at Tara for $114,900 with a cost of $88,258. The Company recorded a profit of $26,642. The Company also sold two homes during the nine months ended September 30, 2005. In July, 2005, the Company sold a home for $305,000 that was recorded on the books for $329,000. Additional costs associated with the sale amounted $13,015. The Company recorded a loss of $37,015 on the sale. In September, 2005, the Company sold a home for $279,900 on which the Company had accrued a reserve of $207,879 on the property. Net of the reserve, the Company's basis was equal to the sale price, accordingly, there was no gain or loss on the sale. The Company used the sale proceeds to pay off the construction loan of $175,753 on the property and other costs associated with the sale of the property amounted to $23,977. At September 30, 2006, Tara had six (6) residential lots with an aggregate carrying value of $297,500 left to sell. The Company carries a valuation reserve on one lot in the amount of $5,069.

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

CIB Bank/Freedom Note A loan with CIB Bank (“CIB”) was personally guaranteed by the Company's Chairman. In that connection the Company agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the CIB Bank loan on each anniversary date of the loan. As of October 31, 2005, such amounts accrued were $80,523. On October 31, 2005 Freedom Financial (“Freedom”) purchased the First Bank (formerly CIB) loan for $2,400,000. As part of this purchase, First Bank assigned the note as well as the mortgages, rent, and receivables securing the note to Freedom. On October 31, 2005, First Bank assigned, without recourse,  the note representing the loan as well as the mortgages, rents, and receivables securing the loan to Freedom, but retained the right to elect between receiving a $250,000 deferred fee or exercising warrants to purchase 102,115 shares of the Registrant's common stock in connection with the loan. Effective October 31, 2005, Freedom and Centers entered  into an Amended and Restated Loan Agreement and a Third  Amended and Restated Note in the principal amount of $2,400,000 with an 8% fixed rate of interest. The  Amended and Restated Note is unconditionally guaranteed by the Registrant and by the Company's CEO, W. Bennett Collett, individually for which he receives annually, a payment equal to 2% of the outstanding balance of the Amended and Restated Note. At September 30, 2006, the Company had accrued $20,833. The Company issued warrants to purchase 20,000 shares of its common stock to Freedom and 40,000 shares  of its common stock to third parties as an inducement for them to fund Freedom's loan to Centers. On March 22, 2006 Florida Gaming made a principal payment of $1,400,000 to Freedom which reduced the note to $1,000,000.

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

The Company's Fort Pierce location provides audio, video and Inter-Track Wagering (“ITW”) on live inter-track and interstate broadcasting of horse racing, dog racing and jai-alai from the State of Florida as well as the rest of the country. The Miami location receives limited ITW broadcasts, but broadcasts its jai-alai performances via satellite to approximately thirty-seven other gaming facilities in Florida, Connecticut, Rhode Island, and to approximately 25 locations in Mexico, Central America, and Austria. ITW provides about 50% of the Company's revenue as well as providing additional entertainment for customers.

In November, 2004 voters in the state of Florida approved an amendment to the Constitution of the State of Florida to allow Broward and Dade Counties in Florida the local option to hold elections to approve Class III slot machine gaming at pari-mutuel betting facilities within Dade and Broward county. The Company's Miami fronton is located in Dade County. In March, 2005 local option elections were held in Broward and Dade Counties. The local referendum to approve slots passed in Broward County and failed in Dade County. State Law prohibits another local option referendum in Dade County for two years. The Company expects another local option vote to be held in Dade County sometime after March, 2007 in accordance with the amendment. Upon passage this would permit the facility to operate 1,500 Class III slot machines., 16 hours a day, seven days a week. The Broward County facilities are currently in various stages of remodeling and design, and three of the four facilities should be operational in the first six months of 2007. The Company feels when voters see the success of the Broward County facilities, the voters of Dade County will be more likely to approve the next local option vote.

On August 8, 2006, the District Court of Appeals, First District, State of Florida rendered a decision in the case of Floridians Against Expanded Gambling (“FAEG”), et. al versus Floridians for a Level Playing Field, et. al. FAEG challenged the process by which signatures were collected in order to place a constitutional amendment on the ballot in 2004 allowing Miami-Dade and Broward County voters to approve slot machines in pari-mutuel facilities. The District Court of Appeals reversed a decision of the Florida trial court, which granted summary judgment and dismissed the challenge, and remanded the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process. A motion for rehearing by the entire Court of Appeals or in the alternative a motion for certification to the Florida Supreme Court has been filed.

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

On an on-going basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, accounts receivable, inventory allowances, asset lives, the recoverability of other long-lived assets, including property and equipment, goodwill and other intangible assets, the realization of deferred income tax assets, remediation, litigation, income tax and other contingencies. The Company bases its estimates and judgments, to varying degrees, on historical experience, advice of external specialists and various other factors it believes to be prudent under the circumstances. Actual results may differ from previously estimated amounts and such estimates, assumptions and judgments are regularly subject to revision.

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

We present accounts receivable, net of allowances for doubtful accounts, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions as well as the aging of the accounts receivable. In the event that our receivables became uncollectible after exhausting all available means of collection, we would be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The effect of this entry would be a charge to income, thereby reducing our net profit. Although we consider the likelihood of this occurrence to be remote based on past history and the current status of our accounts, there is a possibility of this occurrence.

We estimate the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our equipment is depreciated over five to seven years. The estimated useful lives are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation in future periods. We review for impairment annually or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing impairments, we follow the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

In accordance with SFAS No. 144, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annuals. During the first nine months ended September 30, 2006, provisions for losses totaled $5,050 on property held for sale.

Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company recognizes revenue from gaming operations in accordance with Staff Accounting Bulletin 104 which requires revenues to be recognized when realized or realizable and earned.  Revenues derived from gaming operations including: mutuel, admission, program, food and beverage, card room, and other revenues are collected shortly before the earning events take place.  Revenues from the Company's real estate operations are recognized when sales are consummated ( upon closing).

Risk Factors

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-QSB or presented elsewhere by management from time to time.

The Company faces significant competition from:

•	Indian gaming
•	Gambling cruise ships
•	State Lottery
•	Sports Teams

Any additional gaming competition could significantly alter the Company's bottom line. The gaming industry is highly competitive. The Company is in direct competition with other entertainment providers. Other gaming companies have substantially greater financial resources and larger management staffs than the Company. Because of the growing popularity and profitability of gaming activities, competition has significantly increased in recent years.

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

The Company currently operates a card room at the Miami Jai-Alai facility.

1)	Card rooms may operate from 12 noon to 12 midnight any day that live performances are conducted.
2)	Card room license fees are paid to the State of Florida.
3)	Card room betting rules include a $2 bet limit, with a maximum of three raises in any round of betting.

Florida state taxes are 10% of revenue and 4% of the revenues are paid to the jai-alai players. The Company is encouraged with the recent changes and believes these changes should improve the overall profitability of the card room operation.

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

Inter-track wagering has grown significantly since its initiation in the State of Florida in August 1990. The State-wide ITW handle for the State of Florida's fiscal year ended June 30, 1991 was approximately $109 million. The state-wide ITW handle for the State of Florida increased from $762.2. million to $792.1 million, for the fiscal years ended June 30, 2004 and 2005, respectively, an increase of 3.3% .  The Company's ITW handle increased from approximately $73.9 million for the year ended December 31, 2004, to approximately $74.5 million for the year ended December 31, 2005 an increase of $559,098-- less than 1%. For comparison purposes, the 2004 and 2005 ITW handle figures include SJA.

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

REAL ESTATE DEVELOPMENT

As of September 30, 2006, The Company, through its wholly owned subsidiary, Tara Club Estates, Inc. holds title to six (6) residential building lots, with an aggregate book value of $297,500. The Company carries a valuation reserve of $5,069 on one of the lots remaining to be sold.

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

The law, (Section 2, Subsection (1b) of section 550.09511, Florida Statutes) states, in part, that “Any jai-alai permit holder that incurred state taxes on handle and admissions in an amount that exceeds its operating earnings in a fiscal year that ends during or after the 1997-1998 state fiscal year, is entitled to credit the excess amount of the taxes against state pari-mutuel taxes due and payable after June 30, 1998, during its next ensuing meets.”

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

On January 31, 2005 the Company agreed to pay Dade County for certain “infrastructure improvements” required by the County in connection with the referendum. The arrangement required the Company to make an initial payment of $500,000 to Dade County in January, 2005. The payment was made and recorded under general and administrative expense. A second payment of $833,000 was made on behalf of the Company by two other pari-mutuel facilities in Dade county. In consideration for this payment, the Company issued a note payable to these parties. The Company's obligation to repay the $833,000 note is contingent on the passage of the local referendum in Dade County at a future date. Accordingly, the Company does not intend to record this obligation until such time as the referendum passes in Dade County, FL.

RESULTS OF OPERATIONS -- THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2005

During the quarter ended September 30, 2006, the Company's operations reflects three months' operation of live Jai-Alai performances at Miami and a full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce. Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria.

Handle Analysis for the Quarter Ended September 30, 2006 compared to the Quarter ended September 30, 2005

Total handle (amount of money wagered) for the three months ended September 30, 2006 was $22,018,941 of which $11,087,118 was from live jai-alai wagering and $10,931,823 was from inter-track wagering. Total handle (amount of money wagered) for the three months ended September 30, 2005 was $22,261,013 of which $10,777,790 was from live jai-alai wagering and $11,483,223 was from inter-track wagering. A total handle decrease of $242,072 or 1%. Live jai-alai increased $309,328 and ITW decreased $551,400 for the quarter ended September 30,2006.

Handle Analysis for the Nine Months Ended September 30, 2006 compared to the Nine Months Ended September 30, 2005

Total handle (amount of money wagered) for the nine months ended September 30, 2006 was $61,899,225 of which $35,811,705 was from live jai-alai wagering and $26,087,520 was from inter-track wagering. Total handle (amount of money wagered) for the nine months ended September 30, 2005 was $63,121,424 of which $35,283,990 was from live jai-alai wagering and $27,837,434 was from inter-track wagering. Live jai-alai increased $527,715 (1%) and ITW decreased $1,749,914 (6.3%) for the nine months ended September 30,2006. Ft Pierce conducted live jai-alai for the first nine months in 2006, but did not conduct live jai-alai during the 2005 season due to severe damage to the jai-alai during two hurricanes in 2004.

Attendance for the Quarter ended September 30, 2006 compared to the Quarter ended September 30, 2005

Attendance for live jai-alai performances and ITW for the quarter ended September 30, 2006, totaled approximately 60,175 compared to 66,478 for the same period in 2005, a decrease of 6,303 or 9.5%. Attendance continues to decline due to increase competition from Indian Gaming, gambling cruise ships and the state lottery.

Attendance for the Nine Months ended September 30, 2006 compared to the Nine Months ended September 30, 2005

Attendance for live jai-alai performances and ITW for the nine months ended September 30, 2006 totaled approximately 231,891 compared to 231,641 for the nine months ended September 30, 2005 which is an increase of 250. Ft. Pierce did not conduct live jai-alai performances during the first quarter 2005 due to damage sustained by two hurricanes in September 2004, so there was no attendance numbers for live jai-alai at Ft. Pierce for the first three months of 2005 and Ft. Pierce conducted live jai-alai during the first quarter 2006.

Revenues for the Quarter Ended September 30, 2006 compared to the Quarter ended September 30, 2005

Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended September 30, 2006 were $2,527,135 compared to pari-mutuel revenues of $2,485,773, for the same period in 2005. Revenues for the quarter ended September 30, 2006 ($2,527,135) consisted of $1,627,224 from live Jai-Alai wagering and $899,911 from Inter-Track Wagering. Revenues for the quarter ended September 30, 2005 ($2,485,773) consisted of $1,556,198 from live Jai-Alai wagering and $929,576 from Inter-Track Wagering. An overall increase of 1.7% in pari-mutuel revenue.

Card room Revenue for the quarter ended September 30, 2006 was $144,087 compared to $133,223 for the quarter ended September 30, 2005. Direct Operating Costs totaled $101,073 for the quarter ended September 30, 2006, compared to $89,615 for the quarter ended September 30, 2005.

Admissions income, net of state taxes, for the quarter ended September 30, 2006 was $26,261, compared to $18,196 for the quarter ended September 30, 2005. Due to the severe damage at the jai-alai facility in Ft. Pierce, the admission charge at that facility had been waived during 2005. Food, beverage and other income for the three months ended September 30, 2006 and September 30, 2005 were $233,206 and $214,672 respectively, a $18,534 (9%) increase.

Gross Real Estate sales for the quarter ended September 30, 2006 was -0- compared to $639,800 for the same period in 2005.

Operating Revenues for the quarter ended September 30, 2006 decreased $560,975 (16.1%) to $2,930,689 down from $3,491,664 for the same period in 2005. The largest decrease in operating revenue was in the real estate division for the third quarter 2006. The Company had an increase in the pari-mutuel revenue and other revenue.

Revenues for the Nine Months Ended September 30, 2006 compared to the Nine Months ended September 30, 2005

Pari-mutuel revenues (net of state pari-mutuel taxes) for the nine months ended September 30, 2006 decreased $30,241 (<1%) to $8,663,117 compared to pari-mutuel revenues of $8,693,358, for the same period in 2005. Revenues for the nine months ended September 30, 2006 ($8,663,117) consisted of $5,609,441 from live Jai-Alai wagering and $3,053,676 from Inter-Track Wagering. Revenues for the nine months ended September 30, 2005 ($8,693,358) consisted of $5,434,238 from live Jai-Alai wagering and $3,259,120 from Inter-Track Wagering.

Card room Revenue for the nine months ended September 30, 2006 was $642,913 compared to $618,986 for the nine months ended September 30, 2005. Direct Card Room Operating Costs totaled $353,191 for the nine months ended September 30, 2006, compared to $298,678 for the nine months ended September 30, 2005.
Admissions income, net of state taxes, for the nine month period ended September 30, 2006 was $107,747. This compares to $47,376 for the nine month period ended September 30, 2005. Food, beverage and other income for the nine months ended September 30, 2006 and September 30, 2005 were $877,253 and $817,505 respectively. Admissions income was significantly higher due to no admission charge at the Company's Ft. Pierce facility during this period in 2005. The facility suffered severe hurricane damage and did not conduct live jai-alai in 2005 and there was no admission charge during that period.

Gross Real Estate sales for the nine months ended September 30, 2006 was $4,320,000 compared to $699,800 the same period in 2005. During the nine months ended September 30, 2006, the Company sold approximately 79 acres of investment real estate located adjacent to its' Jai-Alai facility in Fort Pierce, Florida. The sale proceeds were $3,800,000 plus $150,000 in extension fees. The sale was paid in cash. Expenses related to the sale totaled about $223,500, leaving a net amount received after expenses of $3,726,500. The company recorded a net gain on the transaction of $2,638,869. The Company also sold during the nine months ended September 30, 2006, the one remaining residential home for $370,000. The Company had accrued a net reserve of $224,002 on the home. The Company paid the construction loan of $127,600 on the property and other costs associated with the sale of the property amounted to $26,910.

Operating Revenues for the nine months ended September 30, 2006 increased $3,734,005 (34%) to $14,611,030 compared to revenues of $10,877,025 for the same period in 2005. The increase is due to the Real Estate Division Income with an increase in sales of $3,620,200.

General And Administrative Expenses

The following analysis of General and Administrative expenses in this part of the report compares figures for the three and nine months ended September 30, 2006 and September 30, 2005.

General and Administrative for Quarter Ended September 30, 2006 compared to the Quarter Ended September 30, 2005

The Company's general and administrative expenses were $1,733,149 and $903,638 for the three months ended September 30, 2006 and September 30, 2005, respectively. The Company's general and administrative expenses and their comparison to the third quarter last year are as follows: Stock Compensation Expense for the quarter ended September 30, 2006 was $685,309, compared to -0- for the same period in 2005. Insurance expense for the third quarter 2006 were $280,897 compared to $158,525 for the same period in 2005, an increase of $122,372 (77%). Executive salaries and Director Fees for the quarter ended September 30, 2006 were $143,421 compared to $137,502 for the quarter ended September 30, 2005 (see consulting fees). Professional fees increased from $123,044 for the third quarter 2005 to $166,935 for the quarter ended September 30, 2006. Professional fees have increased due to litigation costs regarding the Summer Jai-Alai lawsuit, and legal fees associated with the issuance of stock options in preparation of new capital infusion. Consulting fees were $150,000 for the quarters ended September 30, 2006, September 30, 2005 Consulting fees consist of management fees paid in lieu of salary to Freedom Financial Corporation for the services of the Chairman and CEO. Travel and entertainment expense totaled $69,977 for the third quarter of 2006, compared to $64,778 for the third quarter of 2005. Interest expense totaled $123,542 and $145,578 for the three month period ended September 30, 2006 and September 30, 2005, respectively, a 15% decrease.

General and Administrative for Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

The Company's general and administrative expenses were $3,602,799 and $2,649,193 for the nine months ended September 30, 2006 and September 30, 2005, respectively, an increase of $953,606. Stock Compensation Expense for the nine months ended September 30, 2006 was $685,309, compared to -0- for the same period in 2005. Insurance rates continue to rise due to the hurricane damage in Florida. Insurance expense increased $188,497 for the nine months ended September 30, 2006 from $450,031 to $638,528. Executive salaries and Director Fees for the nine months ended September 30, 2006 were $467,221 compared to $409,813 for the nine months ended September 30, 2005 (see consulting fees). Professional fees for the nine months ended September 30, 2006 were $443,916 compared to $312,166 for the nine months ended September 30, 2005, an increase of $131,749 or 42%. Professional fees have increased due to litigation costs regarding the Summer Jai-Alai lawsuit, and legal fees associated with the issuance of stock options in preparation of new capital infusion. Professional fees have increased due to the result of litigation costs regarding Summer Jai-Alai lawsuit and the legal fees associated with the issuance of stock options. Consulting fees for the nine months ended September 30, 2006 were $450,000 compared to $410,000 for the nine months ended September 30, 2006. Consulting fees consist of management fees paid in lieu of salary to Freedom Financial Corporation for the services of the Chairman and CEO. Effective May 1, 2005, consulting fees increased from $40,000 to $50,000 a month. Travel and entertainment expense increased $14,269 to $201,401 for the period ended September 30, 2006, compared to $187,133 for the nine months ended September 30, 2005. Interest expense totaled $385,264 and $495,134 for the nine month period ended September 30, 2006 and September 30, 2005, respectively. Interest expense decreased when the Company paid an additional $1,400,000 to Freedom on the note during the first quarter 2006.

Operating Expenses

The following analysis of Operating expenses in this part of the report compares figures for the three and nine months ended September 30, 2006 and September 30, 2005.

Operating Expenses for Quarter Ended September 30, 2006 compared to Quarter Ended September 30, 2005

The Company's operating expenses for the three months ended September 30, 2006 and September 30, 2005 were $3,017,656 and $3,095,936 respectively. The Company's operating expenses and their comparison to the third quarter last year are as follow: Depreciation and amortization expense for the three months ended September 30, 2006 and September 30, 2005, was $75,657 and $86,390 respectively. Player costs, salaries, benefits, and support staff, also represent a significant portion of operational expenses. Player costs for the quarter ending September 30, 2006 and September 30, 2005, were $810,588 and $819,650 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $281,024 for the three months ended September 30, 2006, compared to $273,654 for three months ended September 30, 2005. The components of the 2006 wagering equipment and expenses were $87,181 in ITW tote, interface, and telephone charges; $61,474 in totalizator equipment rental; $60,000 in satellite charges and $72,368 in camera/television rental. Utilities expense totaled $177,600 and $154,588 respectively, for the three month periods ended September 30, 2006 and September 30, 2005. Program costs were $38,969 and $41,870, respectively, are also included in the total operating expenses for the three month period ended September 30, 2006 and 2005. Operating expenses (including payroll costs) for the bar, restaurant, souvenir, parking and concessions costs were $212,699 and $219,576 for the three month periods which ended September 30, 2006 and September 30, 2005, respectively.  Operating payrolls and contract labor costs totaled $658,616 and $628,812 for the three month periods ended September 30,  2006 and September 30, 2005, respectively. Of the $658,616, $235,088 was mutuels payroll, $152,856 was maintenance payroll, $15,792 was admissions payroll, $45,831 was office payroll, and $209,049 was security payroll. Maintenance expense for the three months ended September 30, 2006, totaled $86,466 compared to $90,931 a $4,465 decrease. Advertising expense for the three months ended September 30, 2006, totaled $33,347 compared to $65,534 for the three months ended September 30, 2005.

Operating Expenses for Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

The Company's operating expenses for the nine months ended September 30, 2006 and September 30, 2005 were $9,674,550 and $9,403,369, respectively. The Company's operating expenses and their comparison to the third quarter last year are as follow: Depreciation and amortization expense for the nine months ended September 30, 2006 and September 30, 2005, was $226,946 and $226,232 respectively. Operating costs will be higher during the nine month period ending September 30, 2006, due to Ft. Pierce Jai-Alai not conducting live jai-alai for the period January 1, 2005 through March 30, 2005. Ft. Pierce was damaged by two hurricanes in 2004 and could not open for live jai-alai in 2005. Salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the nine months ended September 30, 2006 and September 30, 2005, were $2,652,474 and $2,514,300 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $826,341 for the nine months ended September 30, 2006, compared to $796,537 for nine months ended September 30, 2005. The components of the 2006 wagering equipment and expenses were $248,200 in ITW tote, interface, and telephone charges; $176,106 in totalizator equipment rental; $176,000 in satellite charges and $226,035 in camera/television rental. Utilities expense totaled $459,573 and $416,808 respectively, for the nine months periods ended September 30, 2006 and September 30, 2005. Program costs were $136,018 and $136,957, respectively, are also included in the total operating expenses for the nine month period ended September 30, 2006 and 2005. Operating expenses (including payroll costs) for the bar, restaurant, souvenir and concessions costs were $663,749 and $660,449 for the nine month periods which ended September 30, 2006 and September 30, 2005, respectively.  Operating payrolls and contract labor costs totaled $1,959,970 and $1,827,248 for the nine month periods ended September 30,  2006 and September 30, 2005, respectively. Of the $1,959,970, $688,966 was mutuels payroll, $453,639 was maintenance payroll, $49,902 was admissions payroll, $138,706 was office payroll, and $628,757 was security payroll . Food and beverage costs were $663,749 for the period ended September 30, 2006, compared to $660,449 for the same period in 2005. Maintenance and cleaning expense for the nine months ended September 30, 2006, totaled $248,604. Advertising expense for the nine months ended September 30, 2006, totaled $189,695 compared to $292,856 for the nine months ended September 30, 2005. Public Company costs for the nine months ended September 30, 2006, were $21,998 compared to $32,154 for the nine months ended September 30, 2005.

Real Estate Cost of Sales

The company had real estate cost of sales of -0- for the quarter ended September 30, 2006 compared to $651, 622 for the same period in 2005. In 2005, the Company sold one lot and two homes with a cost of $651.622.

During the nine months ended September 30, 2006 the Company had real estate cost of sales of $1,708,022 compared to $692,122 for the same period in 2005. During the nine months ended September 30, 2006, the Company sold the last residence at its Tara development for $370,000. The Company had already accrued a reserve of $224,002 on the property. Net of the reserve, the Company's basis was equal to the sale price, and there was $26,910 in costs associated with the sale of the property. During the nine months ended September 30, 2006, the Company also sold approximately 79 acres of investment real estate located adjacent to its' Jai-Alai facility in Fort Pierce, Florida. The sale proceeds were $3,800,000 plus $150,000 in extension fees. The sale proceeds were paid in cash. Expenses related to the sale totaled about $223,500, leaving a net amount received after expenses of $3,726,500. The company recorded a net gain on the transaction of $2,638,869 or ($0.83) per common share. This compares to the nine months ended September 30, 2005, in which the Company sold two homes and two lots. During the nine months ended September 30, 2005, the Company sold two lots at Tara for $114,900 with a cost of $88,258. The Company recorded a profit of $26,642. In July, 2005, the Company sold a home for $305,000 that was recorded on the books for $329,000. Additional costs associated with the sale amounted $13,015. The Company recorded a loss of $37,015 on the sale. In September, 2005, the Company sold a home for $279,900 on which the Company had accrued a reserve of $207,879 on the property. The Company used the sale proceeds to pay off the construction loan of $175,753 on the property and other costs associated with the sale of the property amounted to $23,977.

Provision for Losses on Real Estate for Sale

The Company did not have any provision for losses on real estate for sale during the quarter ended September 30,2006 compared to $87,808 during the same period in 2005.

During the nine month period ended September 30, 2006, the Company had allocated $5,050 for provision for losses on real estate for sale compared to $127,252 during the same period in 2005.

Other Income (Expense)

The Company had Other Income of $412,509, for the quarter ended September 30, 2006. Other Income for the quarter ended September 30, 2006 consisted of $371,633 in pari-mutuel tax credits, Federal and Income Tax expense of $150, and interest income of $41,026. This compares to Other Income of $394,292, for the quarter ended September 30, 2005. Other Income for the quarter ended September 30, 2005 consisted of $368,734 in pari-mutuel tax credits, Federal and Income Tax Expense of $250, and interest income of $25,808.

The Company had Other Income of $961,719, for the nine month period ended September 30, 2006. Other Income for the nine months ended September 30, 2006 consisted of $843,700 in pari-mutuel tax credits, Federal and State Income Tax Expense of $250, sales tax reimbursement from the State of Florida for $27,111 and interest income of $91,058. This compares to Other Income of $397,971, for the nine-month period ended September 30, 2005. Other Income for the nine months ended September 30, 2005 consisted of $833,275 in pari-mutuel tax credits, interest income of $64,946, and Federal and State Income Tax Expense of $250, and $500,000 in legislative initiatives On January 31, 2005 the Company agreed to pay Dade County for certain “infrastructure improvements” required by the County in connection with the referendum. The arrangement required the Company to make an initial payment of $500,000 to Dade County in January, 2005. The payment was made and recorded under other expense.

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

Summary of Operations

The Company had net loss of $1,483,264 or ($.46) per common share for the three months ended September 30, 2006, compared to net loss of $939,438 or ($.31) per common share for the three months ended September 30, 2005. Operating Revenue decreased $560,975 for the quarter ended September 30, 2006. There were no real estates sales during the quarter ended September 30, 2006, compared to real estate sales of $639,800 during the quarter ended September 30, 2005 which attributed to the difference. Loss from Operations increased $562,043 to $1,895,773. Part of the increase can be attributed to $685,309 in compensation expense for the quarter ended September 30, 2006 compared to -0- for the quarter ended September 30, 2005.

The Company had net income of $355,382 or ($0.06) per common share for the nine months ended September 30, 2006, compared to net loss of $1,823,172 or ($.62) per common share for the nine months ended September 30, 2005. The increase is due to the sale of the Ft. Pierce property in the first quarter 2006, which the Company recorded a gain of $2,638,869. Also, the Company paid $500,000 during the first quarter 2005 to Dade County for certain “infrastructure improvements” required by the County in connection with a referendum to authorize slot machines at pari-mutuel betting facilities within the county.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at September 30, 2006 was $3,069.778. At September 30, 2006, the Company had negative working capital of $381,673. Although this is a negative working capital the Company has had an increase in working capital of approximately $1,212,961 from December 31, 2005. The increase in working capital is due to the sale of the approximately 79 acres adjacent to the Ft. Pierce property for $3,950,000 cash which improved the cash flow for the Company during the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, net cash used in the Company's operating activities was $1,486,897 compared to net cash used in operating activities of $1,875,596 during the nine months ended September 30, 2005. The Company sold the Ft. Pierce property and one home for $4,320,000. The Company had a gain on the sale of the 79 acres adjacent to the Ft. Pierce property of $2,638,869 offset by a loss at the Tara division. The Company's continuing operating expenses consisted principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations.

During the nine months ended September 30, 2006 cash provided by investing activities was $4,057,167 compared to $999,781 in proceeds provided by Investing Activities for the nine months ended September 30 2005. The Company sold the Ft. Pierce property and one home for $4,320,000 compared to the sale of two lots and two homes during the same period in 2005 for $699,800. The Company also received $520,000 in repayment of a note.

During the nine months ended September, 2006, cash used in financing activities was $1,542,989 compared to $1,344,054 cash used during the nine months ended September 30, 2005. The Company paid a principal payment on the Freedom Financial Note of $1,400,000 from the sale proceeds of the Ft. Pierce property. The Company also received $231,200 in cash for exercising options during 2006, compared to -0- in 2005.

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

Part 1I - OTHER INFORMATION

Item 1. Legal Proceedings.

A subsidiary of Florida Gaming Corporation (the “Corporation”), Florida Gaming Centers, Inc. (“FGC”), has been named a defendant in an action entitled Hartman & Tyner, Inc., West Flagler Associates, Ltd., BKCLP 2, Ltd. And Summer Jai-Alai Partnership v. Florida Gaming Centers, Inc. Case No. 05-008302, filed on June 1, 2005 in the Circuit Court of the 17 th Judicial Circuit in and for Broward County, Florida. Plaintiffs allege breach of contract, breach of fiduciary duty and unjust enrichment arising out their relationship with FGC in connection with the Summer Jai-Alai Partnership, a Florida partnership through which the plaintiffs and FGC have historically operated jai alai and intertrack wagering programs at FGC's Miami fronton from May 1 through October 31, each year. Plaintiffs complain, among other things, that FGC breached related agreements between the plaintiffs and FGC and that FGC sold land in violation of the agreements governing the Summer Jai-Alai Partnership. Certain claims against FGC have been settled and dismissed. As part of the settlement FGC agreed to pay the Plaintiffs approximately $306,667, all of which had been previously accrued in the Company’s financial statements, in complete settlement of amounts due those partners under agreements resolving certain partnership disputes through June 30, 2004, and in partial settlement of ongoing legal disputes, in order to focus the litigation on affirmation of the company’s position that the Summer Jai-Alai partnership, the partnership’s lease for the purpose of conducting Jai-Alai operations at the Miami fronton and all related agreements terminated on October 31, 2004. The Company also seeks recovery from the unaffiliated partners of about $98,608 for their allocable share of partnership’s losses between June 30, 2004 and October 31, 2004. The other partners claim that the partnership and related lease were not terminated October 31, 2004, but rather have been renewed until October 31, 2014, and claim that the Company has been unjustly enriched from the role of property adjacent to the Miami fronton.

The Company has filed its answer and a counterclaim asking, among other things, for a declaration that all agreements related to the operation of the Summer Jai-Alai Partnership terminated October 31, 2004. The Corporation believes that FGC has meritorious positions in all remaining claims related to the Summer Jai-Alai during the 2002-2003 and 2003-2004 seasons and FGC intends to vigorously pursue its defense and counterclaim.

The Company is a defendant in certain other suits which are deemed to be routine litigation in the ordinary course of business. The Company believes that the ultimate resolution of the suits will not have a material adverse impact on the Company's financial position or its results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2006, the Registrant filed a Current Report on Form 8-K reporting that on the same date the Registrant granted an option to the Registrant’s controlling shareholder, Freedom Financial Corporation, to purchase 325,000 shares of FGC Common Stock for $17.00 per share (the “First Option”), which was $1.00 more than the closing market price of the shares on April 27, 2006. The option was exercisable anytime after October 28, 2006 and before October 28, 2011.

On June 28, 2006, the Registrant rescinded the First Option and granted a new option to Freedom Financial Corporation to purchase 325,000 shares of FGC Common Stock for $17.00 per share, which was $3.70 more than the mean closing bid-asked price of the shares on June 27, 2006. The agreement evidencing the revised option was signed on July 10, 2006. The revised option terminates on July 10, 2012, is non-transferable by operation of law, and becomes vested and exercisable 50% on December 31, 2006, and 50% on July 1, 2007.

On July 10, 2006, the Registrant granted options to purchase an aggregate of 115,125 shares of FGC Common Stock for $17.00 per share to 8 of the Registrant’s directors and/or executive officers, and an aggregate of 33,000 shares of FGC Common Stock for $17.00 per share to 7 of the Registrant’s non-officer, non-director, long term key employees.

On July 11, 2006, the Registrant also granted options to purchase an aggregate of 362,500 shares of FGC Common Stock for $17.00 per share to 4 of the Registrant’s directors and/or executive officers.

The mean bid-asked price of the FGC Common Stock immediately prior to the issuance of the above options was $13.30 which is $3.70 less than the exercise price.

The options issued on July 11th terminate three years after issuance and the options issued on July 10th terminate six years after issuance. All are non-transferable except by operation of law, and vest 50% on December 31, 2006 and 50% on July 1, 2007.

The Registrant relied on the private offering exemption afforded by Section 4(2) of the Act for the issuance of the options to Freedom Financial Corporation, and to the 8 directors and/or executive officers, none of which needed the protection which registration would afford. Also, Registrant reasonably believed that Freedom Financial Corporation and 5 of the 8 directors and/or executive officers are accredited investors within the meaning of Rule 501 under the Act and the other 3 are sophisticated non-accredited investors within the meaning of Rule 501 under the Act.

The Registrant relied on Rule 506 under the Act for the issuance of the options to the 7 non-director, non-officer, long term key employees, all of whom the Registrant reasonably believed to be, either alone or together with their purchaser representatives, sophisticated non-accredited investors within the meaning of Rule 501 under the Act. Registrant timely filed a Form D with the Securities and Exchange Commission with respect to the issuance of such options.

On August 21, 2006, the Registrant issued an option under its Advisors and Consultants Stock Option Plan to Danny Hermann to purchase 3,000 shares of FGC Common Stock for $20.00 per share. The mean-asked closing price of the FGC Common Stock on August 18, 2006 (the last day of trading prior to August 21, 2006) was $12.80. The option is exercisable anytime after August 21, 2006 and before August 21, 2008, and is non-transferable except by operation of law. The Registrant relied on the exemption afforded by Section 4(2) of the Act for the issuance of the option. Registrant reasonably believed that Mr. Hermann is a sophisticated non-accredited investor within the meaning of Rule 501 under the Act. and that did not need the protection which registration would afford.

The shares of FGC Common Stock issued under the above described options will be restricted stock within the meaning of Rule 144 under the Act, and cannot be resold unless registered under the Act or unless an exemption from registration is available. The stock certificates representing the shares will bear an appropriate legend evidencing such restrictions.

The Registrant relied on Rule 506 under the Act for the issuance of the options to the 7 non-director, non-officer, long term key employees, all of whom the Registrant reasonably believed to be, either alone or together with their purchaser representatives, sophisticated non-accredited investors within the meaning of Rule 501 under the Act. Registrant timely filed a Form D with the Securities and Exchange Commission with respect to the issuance of such options.

On August 21, 2006, the Registrant issued an option under its Advisors and Consultants Stock Option Plan to Danny Hermann to purchase 3,000 shares of FGC Common Stock for $20.00 per share. The mean-asked closing price of the FGC Common Stock on August 18, 2006 (the last day of trading prior to August 21, 2006) was $12.80.The option is exercisable anytime after August 21, 2006 and before August 21, 2008, and is non-transferable except by operation of law. The Registrant relied on the exemption afforded by Section 4(2) of the Act for the issuance of the option. Registrant reasonably believed that Mr. Hermann is a sophisticated non-accredited investor within the meaning of Rule 501 under the Act. and that did not need the protection which registration would afford.

The shares of FGC Common Stock issued under the above described options will be restricted stock within the meaning of Rule 144 under the Act, and cannot be resold unless registered under the Act or unless an exemption from registration is available. The stock certificates representing the shares will bear an appropriate legend evidencing such restrictions.

Item 3. Defaults upon Senior Securities.

None at date of filing.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

 None

Item 6. Exhibits and Reports on Form 8-K.

Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to registration statements filed by Florida Gaming under the Securities Act or to reports filed by Florida Gaming under the Exchange Act, are hereby incorporated by reference to such statements or reports. Florida Gaming's Exchange Act file number is 0-9909.

(a) List of Exhibits Filed.

3.1	Registrants Third Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 28, 2005 is incorporated herein by reference as Exhibit 3.1 hereto.

3.2	Registrant's By-Laws as amended to date filed as Exhibit 3.5 to Registrant's Form 10-KSB for the fiscal year ended December 31, 1998 are incorporated herein by reference as Exhibit 3.2 hereto.

4.1
Registrants 2003 Amended and Restated Master Stock Option Plan filed as Exhibit 99.1 to the Third Post-Effective Amendment of Registrants Registration Statement Form S-8 is incorporated herein by reference as Exhibit 4.1 hereto.

4.2	Florida Gaming Non-Plan Stock Option Agreement between Florida Gaming and Freedom Financial Corp dated April 28, 2006 is incorporated herein as reference as Exhibit 4.2 hereto.

4.3	FGC Warrant Agreement dated October 31, 2005, between Florida Gaming Corporation, Freedom Financial Corporation, James W. Stuckert, and Solomon Oden Howell is incorporated herein by reference.

10.4
Letter Agreement dated October 29, 2004 entered into by and among Registrant, Florida Gaming Centers, Inc., and Isle of Capri Casinos, Inc. filed as Exhibit 10.48 to Registrant's Current Report on Form 8-K dated November 4, 2004 is incorporated herein by reference as Exhibit 10.5 hereto.

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

10.6
Shareholders Support Agreement dated October 29, 2004 entered into between Isle of Capri Casinos, Inc. .and Roland and Dorothy Howell filed as Exhibit 10.50 to Registrant's Current Report on Form 8-K dated November 4, 2004 is incorporated herein by reference as Exhibit 10.6 hereto.

10.7
Agreement dated January 31, 2005 between Florida Gaming Centers, Inc. /d/b/a Miami Jai-Alai, the Summer Jai-Alai partnership and Miami Dade County regarding slot machine in pari-mutual facilities is incorporated herein by reference as Exhibit 10.7 hereto.

10.8	Registrant's Third Amended and Restated Note between Florida Gaming Centers, Inc. and Freedom Financial Corp. is incorporated herein by reference as Exhibit 10.8 hereto.

10.9
Registrant's Amended and Restated Loan Agreement between Florida Gaming Centers, Inc., City National Bank of Florida, and Freedom Financial Corp. is incorporated herein by reference as Exhibit 10.6 hereto.

10.10	Registrant's Guaranty Agreement between Florida Gaming Corporation and Freedom Financial Corporation is incorporated herein by reference as Exhibit 10.10 hereto.

10.11	Registrant's Guaranty Agreement between W. Bennett Collett and Freedom Financial Corporation is incorporated herein by reference as Exhibit 10.11 hereto.

14.0	Registrant's Code of Ethics adopted by the Board of Directors on May 16, 2003 is incorporated by reference as Exhibit 14 hereto.

21.0	List of Registrant's Subsidiaries as of December 31, 2005 is incorporated by reference as Exhibit 21.0 hereto.

31.1	Certification by Registrant's Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.

31.2	Certification by Registrant's Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.

32.1	Certification by Registrant's Chief Executive Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

32.2	Certification by Registrant's Chief Financial Officer pursuant to 18 USC 1350, as adopted, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

99.2	Secured Promissory Note dated October 29, 2004 in the face amount of $5,000,000 executed by Registrant in favor of Isle of Capri Casinos, Inc. and is incorporated herein by reference as Exhibit 99.2

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

FLORIDA GAMING CORPORATION (Registrant)

Date: November 14, 2006	By:	/s/ W. B. Collett
W.B. Collett Chairman of the Board and Chief Executive Officer

Date: November 14, 2006	By:	/s/ Kimberly Tharp
Kimberly Tharp Chief Financial Officer