Form 10KSB
period 2006-12-31
FLORIDA GAMING CORP
filed 2007-04-02
CIK 312065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The registrant's revenues for the most recent fiscal year: $17,403,770.

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 21, 2007.

Common stock, par value of $.20 per share - $37,857,001

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant's common stock outstanding as of March 23, 2007 - 3,339,194 shares.

Transactional Small Business Disclosure Format

Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

FORWARD-LOOKING STATEMENTS

This Form 10-KSB and the documents incorporated by reference in this Form 10-KSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to the following:

•	changes in legislation

•	federal and state regulations;

•	general economic conditions;

•	competitive factors and pricing pressures;

•	our dependence on the services of key personnel;

•	interest rates; and

•	risks associated with acquisitions

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated. Any forward-looking statements you read in this Form 10-KSB or the documents incorporated herein by reference reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should specifically consider the factors identified in this Form 10-KSB including under the caption “Risk Factors,” or in the documents incorporated by reference in this Form 10-KSB which could cause actual results to differ materially from those indicated by the forward-looking statements. In light of the foregoing risks and uncertainties, you should not unduly rely on such forward-looking statements when deciding whether to buy, sell or hold any of our securities. We disclaim any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances or otherwise.

References to “we”, “us”, “our”, “the registrant”, “Florida Gaming ” and “the Company” in this annual report on Form 10KSB shall mean or refer to Florida Gaming Corporation, unless the context in which those words are used would indicate a different meaning.

Item 1. Description of Business

(a)	Business Development

Florida Gaming Corporation (“FGC” or the “Company”), was incorporated in the state of Delaware in 1976 as Lexicon Corporation (“Lexicon”). In 1993, Lexicon sold 699,480 shares of common stock to Freedom Financial Corporation ("Freedom") and a new board of directors was elected, and present management assumed control of Lexicon. The acquisition of the Ft. Pierce Fronton (“Ft. Pierce”) was consummated in February, 1994 following receipt of the approval from the Florida Department of Business Regulation on that date. Following the purchase of Ft. Pierce the Company, changed the name to Florida Gaming Corporation on March 17, 1994. On January 1, 1997, the Company purchased the Ocala, Tampa, and Miami Jai-Alai. The Company also entered into Real Estate Development in 1997. The Company’s stock is traded on the over-the-counter bulletin board under the stock symbol “FGMG”. The Company’s principal place of business and executive offices are located at 3500 N.W. 37th Avenue, Miami, FL 33142.

On September 4, 1998, the Company sold the Tampa Jai-Alai. The sale did not include the Company's gaming permit which remains available for future use in Hillsborough County, Florida. On July 31, 2000, the Company sold the Ocala Jai-Alai.

In March, 2006, the Company sold approximately 79 acres of investment real estate located adjacent to its' Jai-Alai facility in Fort Pierce, Florida. The sale proceeds were $3,800,000 plus $150,000 in extension fees. The sale proceeds were paid in cash. Expenses related to the sale totaled $223,481, leaving a net amount received after expenses of $3,726,519. The company recorded a net gain on the transaction of $2,638,888 or ($0.83) per common share.

On February 27, 2007 the Company received $991,944, net, by the insurance carrier for damage sustained to the Miami Jai-Alai from hurricane damage in 2005. In 2005, the Company had placed a receivable on the books for $500,000 from the insurance carrier. The Company only received $350,000 in 2006. Therefore, $841,944 has been placed on the balance sheet for 2006 as an accounts receivable, and the Company will record a gain on insurance settlement of $841,944.

(b) Business of Issuer

Overview

The Company currently owns and operates two jai-alai frontons and inter-track pari-mutuel wagering facilities (each, a "Fronton", and collectively, the "Frontons") located in South and Central Florida. The Company also owns an inactive Jai-Alai pari-mutuel permit for Hillsborough County (Tampa), Florida. The Company's business at this time consists primarily of its operations at the Frontons, which include, live jai-alai performances, inter-track pari-mutuel wagering ("ITW") on jai-alai, horse racing (both thoroughbred and harness) and dog racing, and the sale of food and alcoholic beverages. The Fort Pierce location provides inter-track wagering on interstate simulcasting of horse racing, dog racing, and jai-alai from various tracks and frontons in the United States and within the State of Florida. Jai-Alai games are played live and simulcast year round from the Miami facility via satellite to a total of sixty two (62) pari-mutuel wagering locations in Florida, Connecticut, Rhode Island, as well as locations in Mexico, Central America, and Austria. Poker is played at the Miami Jai-Alai Crystal Card Room.

The term "pari-mutuel wagering" refers to the betting by members of the public against each other, and as used in this report, and includes wagering on both live performances and inter-track pari-mutuel wagering.

In November 1997, the Company entered into the real estate development business. The Company has since sold all but six residential (6) lots remaining in the development. The Company has completed its development activities and future expenses related to these properties will be expensed as incurred.

Acquisition of Frontons: On September 12, 1996, the Company acquired from the Bank of Oklahoma, N.A., Tulsa, Oklahoma secured notes of World Jai-Alai (the "WJA Notes") with balances aggregating about $20,000,000 . The WJA Notes were secured by real estate and improvements consisting of three jai-alai and ITW facilities located at Miami, Tampa and Ocala, Florida (the "WJA Frontons"). Consideration for the WJA Notes was a combination of $2,000,000 in cash, a $6,000,000 promissory note bearing interest at the prime rate, a $1,000,000 non-interest bearing promissory note, and 703,297 shares of the Company's Common Stock.

On November 25, 1996, the Company, through a wholly-owned subsidiary, Florida Gaming Centers, Inc. ("Centers") entered into an agreement with WJA pursuant to which Centers agreed to acquire title to the three (3) WJA Frontons. The acquisition was consummated as of January 1, 1997. The Fort Pierce Fronton which had been purchased previously from WJA was also transferred into Centers.

The consideration for the acquisition of the three WJA frontons included (i) the cancellation of WJA Notes and related obligations acquired by the Company from the Bank of Oklahoma, NA, (ii) the retention by WJA of 200,000 shares of the Company's common stock received by WJA in the sale of the Ft. Pierce facility, and (iii) a profit sharing arrangement described below. The Company assumed all liabilities of WJA arising in the ordinary course of the business, subject to certain limitations and exceptions. The Company also assumed the principal amount outstanding under a $500,000 promissory note owed by WJA to an affiliate Wheeler-Phoenix, Inc. The terms of the note were amended to provide for repayment of principal over a ten year period, following the closing, in equal annual installments of $50,000 plus interest at 6% per annum.

The profit sharing arrangement with WJA is based on Centers' net profits, before income taxes, as defined. The Company agreed to pay WJA 20% of the cumulative net profits of Centers for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per- year cap described below. The cumulative $1,000,000 cap is equal to the product of $1,000,000 multiplied by the completed number of years in the ten-year period, minus the sum of all amounts previously paid under the 20% profit sharing arrangement. In addition, if Centers has net profits in any calendar year during the ten-year period in excess of $5,000,000, but has not paid WJA a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, Centers will pay WJA 5% of the portion of the net profits on which the 20% payment was not made. No net profit payments will be due for any year after the ten-year period. If, during the ten-year period, Centers disposes of any of its significant assets or operations, except for the Ft. Pierce assets or operations, then WJA would be entitled to receive an amount equal to 10% of Centers gain, if any, (net of related carrying costs), on the disposition. This agreement expired January 1, 2007.

During late 2001, the Company and Donovan negotiated a new agreement providing consulting and non competition payments of $25,000 in December 2001, $216,000 on January 14, 2002, and $1,000 per month for 60 months through December, 2007. All scheduled payments have been made.

Summer Jai Alai: Florida Gaming Centers, Inc. (“Centers”) held a 21% interest in Summer Jai-Alai (“SJA”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami Jai-Alai Fronton The Company's Summer partners were Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors. Under the terms of the partnership agreement certain costs and expenses were allocated to Summer Jai-Alai Operations based upon specific formulas as set forth in the agreement. Pursuant to a lease agreement which expired in 2004, Summer Jai-Alai Operations rented the Miami fronton for the time in which its season was conducted. The rental was based upon 1% of handle.

Pursuant to the settlement of certain partnership disputes, since the 1998 season the Company has maintained the right to operate SJA at its own risk and for its own benefit under annual agreements which require fixed payments to each of the Summer partners. The agreement authorizing the Company's use of the permit between June 30, 2002 and June 30, 2004 required a fee of $345,000 payable monthly in 12 equal installments. The Company agreed to hold its Summer partners harmless for any and all losses or liabilities incurred through June 30, 2004. After June 30, 2004, the permit agreement terminated and the previous partnership agreement became the controlling document for the operation of SJA by the parties. The Company paid the three unaffiliated Summer Jai-Alai partners $306,667, all of which was previously accrued, in complete settlement of amounts due those partners under agreements resolving certain partnership disputes through June 30, 2004, and in partial settlement of ongoing legal disputes, in order to focus the litigation on affirmation of the company’s position that the Summer Jai-alai partnership, the partnership’s lease for the purpose of conducting Jai-Alai operations at the Miami fronton and all related agreements terminated on October 31, 2004. The Company expects to recover $98,608 from its SJA partners for their allocable shares of the loss between June 30, 2004 and October 31, 2004. The other partners claim that the partnership and related lease were not terminated until October 4, 2014.  The Company's former partners have challenged the termination of the partnership and litigation is currently pending.  See Item 3. Legal Proceedings for further details regarding this lawsuit.

Development of Cardrooms: Legislation which authorized card rooms at licensed parimutuel facilities (Section 849.086 of the Florida Statutes) became effective January, 1997. The card rooms are administered and regulated by the Florida Department of Parimutuel Wagering (“DPMW”). Games are limited to non-banked poker games.

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

Clean Indoor Air Act: Effective July 1, 2003, an amendment to the Clean Indoor Air Act made all of Florida's enclosed indoor workplaces smoke-free, with certain exceptions. The jai-alai facilities became smoke free on July 1, 2003. The Company has provided a smoking area to accommodate the smoking patrons.

Simulcasting

The Company generates a portion of their revenue by transmitting signals from the jai-alai’s to other (“host”) facilities and receiving signals from other (“guest”) facilities. Revenues are earned through pari-mutuel wagers on signals that the Company receives and sends as host and guest. The Fort Pierce location provides inter-track wagering on interstate simulcasting of horse racing, dog racing, and jai-alai from various tracks and frontons in the United States and within the State of Florida. Jai-Alai games are played live and simulcast year round from the Miami facility via satellite.

Distribution Methods

The company uses radio, including live remote broadcasts, television, newspapers and magazines to promote activities at the jai-alai locations.

Competition

The gaming industry is highly competitive. Many gaming companies have substantially greater financial resources and larger management staffs than the Company. Because of the growing popularity and profitability of gaming activities, competition is significantly increasing. The Company competes for customers with other forms of legal wagering, including video poker gaming in non-casino facilities, charitable gaming, pari-mutuel wagering, state lotteries, Indian casinos, and cruise ships to nowhere.

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

There has been a general decline in the number of people attending and wagering on jai-alai due to a number of factors, including Indian casinos, cruise ships to nowhere and the Florida state lottery. Any decline in the interest in jai-alai or any change may adversely impact revenues and, therefore, results of operations. Declining jai-alai attendance and increasing competition in simulcasting may have a material, adverse impact on our results of operations. The Company also competes for patrons with other sports, entertainment and gaming operations, including land-based, cruise ships and Native American casinos and state lotteries.

The Company faces competition from gaming companies that operate on-line and Internet-based gaming services. These services allow patrons to wager from home on a wide variety of sporting events. Unlike most on-line and Internet-based gaming, companies, the Company may require significant and ongoing capital expenditures for both its continued operation and expansion. The Company also could face increased costs in operating business compared to these gaming companies. The Company cannot offer the same number of gaming options as on-line and Internet-based gaming companies. In addition, many on-line and Internet gaming companies are based off-shore and avoid regulation under state and federal laws. These companies may divert wagering dollars from legitimate wagering venues. Competition in the gaming industry is likely to increase due to limited opportunities for growth in new markets. The Company's inability to compete successfully with these competitors could have a material, adverse affect on its business.

Dependence on one or a few major customers

The company depends on Autotote Systems, Inc. (“Autotote”) a leading supplier of pari-mutuel wagering systems. Autotote provides the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data in a secure manner. The Company relies on the totalizator’s computer systems to ensure the integrity of our wagering process. If Autotote did not keep their technology up to date, this could effect the security of wagering, and limit our ability to serve our customers.

Licenses

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

Government Regulations

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

In November, 2004 voters in the state of Florida approved an amendment to the Constitution of the State of Florida to allow Broward and Dade Counties in Florida the local option to hold elections to approve Class III slot machine gaming at pari-mutuel betting facilities within Dade and Broward county. The Company's Miami fronton is located in Dade County. In March, 2005 local option elections were held in Broward and Dade Counties. The local referendum to approve slots passed in Broward County and failed in Dade County. State Law prohibited another local option referendum in Dade County for two years.  The two years were up on March 8, 2007. The Company is currently determining the most advantageous date for placing the issue on the ballot.  Florida’s legislature is considering several other constitutional initiatives during 2007, which may result in a statewide referendum in the fall of 2007.  The Company is preparing a strategy to seek passage in Miami-Dade County, regardless of timing. An appeal challenging the validity of signatures needed to place the Florida constitutional amendment on the ballot is pending following the granting of summary judgment against the plaintiffs in a lower court dismissing the challenge. No decision has been issued as of this date.

Florida Law and Regulation

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

Jai-Alai Tax Legislation. Major tax legislation which limits the amount of state handle and admission taxes went into effect July 1, 1998. The new law, (Section 2, Subsection (1b) of section 550.09511, Florida Statutes) states, in part, that² Any jai-alai permit holder that incurred state taxes on handle and admissions in an amount that exceeds its operating earnings in a fiscal year that ends during or after the 1997-1998 state fiscal year, is entitled to credit the excess amount of the taxes against state pari-mutuel taxes due and payable after June 30, 1998, during its next ensuing meets.²

In 1997, Miami Jai-Alai (Miami) and Tampa Jai-Alai incurred and had available 1998 pari-mutuel tax credits of $1,606,051 and $935,521, respectively. During 1998, Miami utilized tax credits of $509,714 over two eligible months of operation. Tampa Jai-Alai which discontinued live operations following its July 4,  1998 performances, utilized pari-mutuel tax credits of $13,940.

Miami's tax credits carried forward into 1999 were $2,427,201 and Miami had unused credits totaling $2,502,200 at December 31, 1999. Miami's loss from operations totaled $301,012 at December 31, 2000, accordingly, its unused credits totaled $2,577,201. For the years 2001 through 2006, Miami had unused credits totaling $2,652,201.

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

Research & Development

The Company has had no charges for research and development.

Costs to be compliant with environmental laws

It is not anticipated that the Company will have any environmental costs as a result of non-compliance with environmental laws at any of our properties.

Employees

As of December 31, 2006, the company had approximately 50 jai-alai players under contract, The Company believes that its present employee relations with its jai-alai players, some of whom belong to the International Jai-Alai Players Association/U.A.W., and the Company's relations with other employees are satisfactory.

The Company has approximately 135 part-time employees and 63 full-time employees, none of which are unionized.

Item 1A. Risks Related to the Company

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and company could materially impact our future performance and results. The factors described below are the most significant risks that could materially impact our business, financial condition and results of operations. Additional risks and uncertainties that are not presently known to management, that are currently deemed immaterial or that are similar to those faced by other companies in the gaming industry or business in general may also impair the Company's business and operations. Should any risks or uncertainties develop into actual events, these developments could have a material, adverse impact on our business, financial condition and results of operations.

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

Inclement Weather and Other Conditions. In September 2004, the Ft. Pierce fronton was struck by two hurricanes and the fronton could not open for the live jai-alai season in 2005.  On October 24, 2005 a hurricane caused disruption to operations at the Miami Jai-Alai and the Miami fronton was closed for 18 days during 2005. Any severe weather conditions that could lead to the loss of use of Company facilities for an extended period could have a material, adverse impact on our results of operations.

Dependence on Key Personnel. The success of the Company is dependent, in part, on its executive officers. The loss of any of their services could have a material adverse effect on the Company. There is no assurance that the Company will be able to hire qualified individuals to replace these persons if necessary. The Company does not have any employment contracts with its' executives, nor does the Company have any key man life insurance policies on their lives.

Jai-Alai Players. The Company strives to continue to draw the best jai-alai players from around the world. The Company has written agreements with our players. The failure to maintain agreements with the players or if the players should strike, this could negatively impact the results of operations.

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

Both of the Company's frontons have pari-mutuel windows, liquor bars and concession stands.

The Company has a mortgage note with Freedom Financial Corporation, dated October 31, 2005, secured by the two frontons payable with thirty six installments of $18,523.59 per month until October 31, 2008 when all outstanding principal plus interest in due. At December 31, 2006, the Company owed Freedom on this note $1,520,582.

In November, 1997, the Company entered into a new business - - residential real estate development. These Properties consisted of over 100 fully-developed, and 163 partially-developed, single-family residential home sites, a swim and tennis club facility, and 27 acres of partially-developed commercial property. As of December 31, 2006, the Company has six (6) residential lots remaining to be sold with a mortgage of $46,188 on one of the lots. The six (6) lots have a book value of $297,500. The Properties are located on the east side of Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits, in Walton County.

 Item 3. Legal Proceedings.

State of Florida

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

The court did not grant the motion to dismiss and did not require the Company to post bond requested by the Division/State of Florida. As of December 31, 2005, the suit concluded due to expiration of the statute of limitations. However, the Company received letters dated July 14, 2006 and October 20, 2006 from the Division/State of Florida which reflected a computation of tax credits for Miami and Summer Jai-Alai that agreed with the Company’s records. The Company believes it will prevail should litigation be required to resolve this issue.

Summer Jai-Alai

A subsidiary of Florida Gaming Corporation (the “Corporation”), Florida Gaming Centers, Inc. (“FGC”), has been named a defendant in an action entitled Hartman & Tyner, Inc., West Flagler Associates, Ltd., BKCLP 2, Ltd. And Summer Jai-Alai Partnership v. Florida Gaming Centers, Inc. Case No. 05-008302, filed on June 1, 2005 in the Circuit Court of the 17 th Judicial Circuit in and for Broward County, Florida. Plaintiffs allege breach of contract, breach of fiduciary duty and unjust enrichment arising out their relationship with FGC in connection with the Summer Jai-Alai Partnership, a Florida partnership through which the plaintiffs and FGC have historically operated jai alai and intertrack wagering programs at FGC's Miami fronton from May 1 through October 31, each year. Plaintiffs complain, among other things, that FGC breached related agreements between the plaintiffs and FGC and that FGC sold land in violation of the agreements governing the Summer Jai-Alai Partnership. Certain claims against FGC have been settled and dismissed. As part of the settlement FGC agreed to pay the Plaintiffs approximately $306,667, all of which had been previously accrued in the Company’s financial statements, in complete settlement of amounts due those partners under agreements resolving certain partnership disputes through June 30, 2004, and in partial settlement of ongoing legal disputes, in order to focus the litigation on affirmation for the Company’s position that the Summer Jai-Alai partnership, the partnership’s lease for the purpose of conducting Jai-Alai at the Miami fronton and all related agreements terminated on October 31, 2004. The Company also seeks recovery from the unaffiliated partners of about $98,608 for their allocable share of partnership’s losses between June 30, 2004 and October 31, 2004. The other partners claim that the partnership and related lease were not terminated October 31, 2004, but rather have been renewed until October 31, 2014, and claim that the Company has been unjustly enriched from the sale of property adjacent to the Miami fronton. The Company has filed its answer and a counterclaim asking, among other things, for a declaration that all agreements related to the operation of the Summer Jai-Alai Partnership terminated October 31, 2004. The Company believes that FGC has meritorious position in all remaining claims related to the Summer Jai-Alai during the 2002-2003 and 2003-2004 seasons and FGC intends to vigorously pursue its defense and counterclaim. Additionally, the Company is carrying a receivable from Summer Jai-Alai in the amount of $255,509 and an investment in Summer Jai-Alai of $50,657 as of December 31, 2006. The Company expects to recover its receivable and investment upon a resolution of its dispute with its former Summer partners.

Other Suits

The Company is a defendant in certain other suits which are deemed to be routine litigation in the ordinary course of business. The Company believes that the ultimate resolution of the suits will not have a material adverse impact on the Company's financial position or its results of operations.

Item 4. A submission of matters to a vote of security holders

No matters were submitted during the fourth quarter of 2006 to a vote of our stockholders.

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

The bid prices reflect inter dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The table shows the high and low bid prices for the years 2005 and 2006.

2006	High	Low

For the Quarter Ended:
March 31	21.00	12.50
June 30	16.00	12.60
September 30	13.05	12.00
December 31	13.20	12.00

2005	High	Low

For the Quarter Ended:
March 31	35.00	5.51
June 30	14.55	5.51
September 30	12.95	11.50
December 31	13.50	12.00

*************************

As of December 31, 2006, the Company had approximately 1701 holders of record of its Common Stock.

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

Persons who may be deemed “affiliates” of the Company or who acquired the shares in a transaction exempt from registration under the U. S. Securities and Exchange Act (“the “Securities Act”) hold approximately 1,259,139 shares (“Restricted Shares”) of the 3,339,194 shares of Common Stock outstanding as of March 23, 2007, which may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. Freedom, the holder of 886,157 Restricted Shares, has demand registration rights for its shares.

In general, under Rule 144 a person (or person whose shares are aggregated) who has beneficially owned Restricted Shares for at least one year, including a person who may be deemed an affiliate of the Company, is entitled to sell within any three-month period up to that number of shares of Common Stock that does not exceed the greater of 1% of the then-outstanding shares (approximately 33,391 shares) of Common Stock of the Company or up to the number of shares equal to the average weekly trading volume of the Common Stock on the Over-the-Counter Market during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain restrictions relating to manner of sale, notice, and the availability of current public information about the Company. A person who has not been an affiliate of the Company at any time during the 90 days preceding a sale and who has beneficially owned shares for at least two years could be entitled to sell such shares without regard to the volume limitations, manner of sale provisions and other requirements of Rule 144.

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

The Company has four issues of Convertible Preferred Stock outstanding as of December 31, 2006.  A complete description and summary of the Convertible Preferred Stock is set forth in “ITEM 7. Financial Statements - Note B.”

The Company has issued a total of 1,428,625 stock options to purchase common stock of the Company to current or former directors and officers and to certain key employees. The Company has issued 60,000 in warrants in connection with financing.

Equity Compensation Plan Information

Number of
securities
	Number		remaining
	of securities	Weighted-	available for
	to be issued	average	future issuance
	Upon	exercise	under equity
	exercise of	price	compensation
	Outstanding	of	plans
	options,	outstanding	(excluding
	warrants,	options,	securities
Plan	and	warrants	reflected in
Category	Rights	and rights	column (a)

Equity compensation plans* approved by security holders	10,000	$2.25	0

Equity compensation plans not approved by security holders	1,478,625	$11.60	320,000
Total	1,488,625		320,000

* Plan terminated July 7, 2005

Master Stock Option Plan:

On July 31, 2006, the Registrants Board of Directors adopted the Registrant’s 2006 Third Amended and Restated Master Stock Option Plan, which consists of the Registrant’s (i) 2006 Stock Incentive Plan adopted by the Board of Directors on June 28, 2006, (ii) Second Amended and Restated Officers and Directors Stock Option Plan adopted by the Board of Directors on July 31, 2006, and (iii) Second Amended and Restated Advisors and Consultants Stock Option Plan adopted by the Board of Directors on July 31, 2006

2006 Stock Incentive Plan

The Company's 2006 Stock Incentive Plan (the "2006 Plan") provides for the grant of non-qualified stock options to purchase shares of the Company's $.20 par value common stock to compensate and induce (a) certain key employees to (i) increase the profitability and growth of the Company; (ii) provide competitive compensation while obtaining the benefits of tax deferral; (iii) attract and retain exceptional personnel and encourage excellence in the performance of individual responsibilities; and (iv) to motivate key employees to the Company’s success; and (b) non-employee directors to, among other things, attract and retain persons of outstanding ability to serve as directors of the Company.

The 2006 Plan may be administered by the Board of Directors or by a committee appointed by the Board of Directors (In either case, referred to herein as the “Committee”.) All stock options granted under the 2006 Plan must be approved by the Committee, and the Committee has full power to construe and interpret the plan subject to the plan's express provisions. If the Stock is listed on a national securities exchange, the closing price of the Stock on the composite tape as of the most recent date on which the Stock was traded prior to the Grant Date. If the Stock is quoted on NASDAQ, the mean high and low market prices for which the Stock is quoted as of the most recent date on which the Stock was quoted prior to the Grant Date. If the Stock is not listed on a national securities exchange or quoted on NASDAQ, but is traded over the counter, the last sales price of the Stock on the most recent date on which the Stock was sold in the over-the-counter market prior to the Grant Date. Options granted under the 2006 Plan cannot be assigned or transferred except by will or the laws of descent and distribution, and cannot otherwise be pledged or hypothecated in any way. Any attempted assignment, transfer, pledge hypothecation or other disposition of an option, or the levy of any process upon an option, will render the option null, void and without effect. There are 395,500 options outstanding on the 2006 stock incentive plan.

Second Amended and Restated Officers and Directors Stock Option Plan

The Company's Second Amended and Restated Directors and Officers Stock Option Plan (the "Directors and Officers Plan") provides for the grant of stock options to the directors and executive officers of the Company and its subsidiaries to purchase shares of the Company's $.20 par value common stock to motivate them to contribute to the success of the Company. The Directors and Officers Plan may be administered by the Board of Directors or by a committee appointed by the Board of Directors (In either case, referred to herein as the “Committee”). All stock options granted under the Directors and Officers Plan must be approved by the Committee, and the Committee has full power to construe and interpret the plan subject to the plan's express provisions. The exercise price per share for an option granted under the Directors and Officers Plan shall not be less than the fair market value of the stock on the date the option is granted. If the Stock is listed on a national securities exchange, the closing price of the Stock on the composite tape as of the most recent date on which the Stock was traded prior to the Grant Date. If the Stock is quoted on NASDAQ, the mean high and low market prices for which the Stock is quoted as of the most recent date on which the Stock was quoted prior to the Grant Date. If the Stock is not listed on a national securities exchange or quoted on NASDAQ, but is traded over the counter, the last sales price of the Stock on the most recent date on which the Stock was sold in the over-the-counter market prior to the Grant Date. If the Stock is not listed on a national securities exchange, quoted on NASDAQ or traded in the over-the-counter market, the book value per share of the Stock determined in accordance with generally accepted accounting principles as of the last day of the fiscal quarter immediately preceding the Grant Date. Options granted under the Directors and Officers Plan cannot be assigned or transferred except by will or the laws of descent and distribution, and cannot otherwise be pledged or hypothecated in any way. Any attempted assignment, transfer, pledge hypothecation or other disposition of an option, or the levy of any process upon an option, will render the option null, void and without effect. There are 140,125 options outstanding under the second amended and restated officers and directors stock option plan.

Second Amended and Restated Advisors and Consultants Stock Option Plan

The Company's Second Amended and Restated Advisors and Consultants Stock Option Plan (the "Advisors and Consultants Plan") provides for the grant of options to purchase shares of the Company's $.20 par value common stock to natural persons who provide bona fide valuable services to the Company that are not in connection with the offer of sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for the Company's securities. The Board of Directors administers the Advisors and Consultants Plan. All stock options granted under the Advisors and Consultants Plan must be approved by the Board of Directors, which has full power to construe and interpret the plan subject to the plan's express provisions. The exercise price per share for an option granted under the Advisors and Consultants Plan is the greater of three (3) times the book value per share as of the last day of the fiscal quarter immediately proceeding the date the option is granted as determined in accordance with generally accepted accounting principles, or the market value determined. If the Stock is listed on a national securities exchange, the closing price of the Stock on the composite tape as of the most recent date on which the Stock was traded prior to the Grant Date. If the Stock is quoted on NASDAQ, the mean high and low market prices for which the Stock is quoted as of the most recent date on which the Stock was quoted prior to the Grant Date. If the Stock is not listed on a national securities exchange or quoted on NASDAQ, but is traded over the counter, the last sales price of the Stock on the most recent date on which the Stock was sold in the over-the-counter market prior to the Grant Date. Options granted under the Advisors and Consultants Plan cannot be assigned or transferred except by will or the laws of descent and distribution, and cannot otherwise be pledged or hypothecated in any way. Any attempted assignment, transfer, pledge hypothecation or other disposition of an option, or the levy of any process upon an option, will render the option null, void and without effect. There are 140,000 options outstanding on this plan.

Non-Plan Options

There are 743,000 outstanding options issued as Non-Plan stock options with exercise prices ranging from $2.25 per share to $20 per share and expiration dates ranging from 3/20/2008 to 7/1/2012, and 60,000 shares subject to warrants with an exercise price of $13.00 per share expiring on 10/31/2008.

The Board may, from time to time, alter or amend the Plan or stock option agreements issued under it, provided, that no amendment may :

(a) Impair or adversely affect the rights of a Participant under an outstanding Option; or

(b) Decrease the exercise price of an Option, extend the period for exercise of an Option, or otherwise provide a participant with an enhancement or additional material benefit or right under such Option, including by exercise of existing discretion, if such amendment or change in the Option would be a “material modification” of the Option that would cause Code Section 409A to become applicable to the Option. Under this rule, any adjustment of an Option under Section 5(h) shall be done in a manner consistent with Code Section 424(h) even though that section is not otherwise applicable (if all fractional shares would be rounded down).

Item 6. Management's Discussion and Analysis or Plan of Operation.

(a)	Plan of Operation

As of March 23, 2007, the Company, had approximately $2.8 million cash on hand. These funds will be used for working capital, emergency hurricane repairs, and preliminary expenses related to the Dade County slot referendum.

The Company’s cash flow is adequate to meet its debts and other obligations as they come due in the next twelve months.

The Company is attempting to raise an additional $5 million by a private placement of five-year subordinated notes convertible into common stock of the Company. Another alternative being explored is to borrow up to $5 million secured by the Fort Pierce real estate pursuant to a five-year mortgage.

The Company expects no significant change in the number of employees.

(b)	Results of Operations

Fiscal Year 2006 Compared with Fiscal Year 2005

During the twelve months ended December 31, 2006, the Company's operations reflect twelve months operation of live jai-alai performances at the Miami facility. In comparison, the Miami Jai-Alai was closed for 18 days in 2005 due to significant hurricane damage. Ft. Pierce conducted live jai-alai for three (3) months in 2006, but did not conduct live jai-alai in the year 2005, due to the fronton suffering a significant amount of damage by two hurricanes in September, 2004. A year round schedule of ITW was conducted at the Ft. Pierce fronton in both 2005 and 2006. The Miami location offers limited ITW product due to blackouts imposed as a result of its close proximity to other South Florida pari-mutuels. The operating statement also includes the real estate development in Loganville, GA.

COMPARISON DEFINITION

The following analysis of handle, revenues, real estate sales, attendance, operating expenses and general & administrative expenses in this part of the report compares figures for the twelve months ended December 31, 2006 to figures for the twelve months ended December 31, 2005, for the Miami and Ft. Pierce pari-mutuel facilities, and the real estate development.

Handle Analysis

Total Handle for the twelve months ended December 31,2006 was $93,508,604 of which $20,808,526 was wagered on live jai-alai, $25,295,404 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting, and $47,404,674 was wagered on inter-track guest signals carried at the Company's two frontons.

Total Handle for the twelve months ended December 31,2005 was $93,517,209 of which $19,006,190 was wagered on live jai-alai, $25,277,358 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting, and $49,233,661 was wagered on inter-track guest signals carried at the Company's two frontons.

Handle Increases and Decreases

Total handle for the twelve months ended December 31, 2006 was $93,508,604 compared to $93,517,209 for the twelve months ended December 31, 2005. Total handle for the twelve months ended December 31, 2006 remained relatively the same with a small decrease of $8,605. The Fort Pierce fronton did not conduct live jai-alai during the 2005 season due to the hurricane damage in 2004, compared to three (3) months of live jai-alai in 2006, and Miami lost significant operating live performances due to hurricane damage in October 2005 which damaged the facility.

Live handle and host signal for the twelve-months ended December 31, 2006 was $46,103,930 compared to $44,283,548 for the same period in 2005, an increase of $1,820,382 or 4.1%. A portion of the increase can be attributed to the Fort Pierce fronton not conducting live jai-alai during the 2005 season due to the hurricane damage in September 2004 compared to three (3) months of live jai-alai during 2006.

ITW handle decreased from $49,233,661 in 2005 to $47,404,674 for the same period in 2006, ---a decrease of $1,828,987 (3.7%).

Revenue

Net Pari-Mutuel Revenues

Pari-mutuel revenues, net of state taxes and guest commissions, for the year ended December 31, 2006 were $10,983,951 compared to net pari-mutuel revenues of $10,747,433 for the same period in 2005, a small increase of $236,518 (2%). Revenues for the twelve months ended December 31, 2006, consisted of $7,051,559 from live and simulcast jai-alai wagering and $3,932,392 from inter-track guest commission. This compares to revenues for the twelve months ended December 31, 2005 of $6,677,425 from live and simulcast jai-alai wagering and $4,070,008 from inter-track guest commissions.

Admissions Income

Admissions Income, net of state taxes, for the year ended December 31, 2006, was $138,482, net of state taxes, compared to $57,322 for the year ended December 31, 2005, an increase of $81,160 or 142%. The Fort Pierce Fronton was not open for live jai-alai in 2005 compared to admission for three (3) months of live jai-alai in 2006, as well as continued operation at Miami in 2006 versus the hurricane damage in October 2005.

Program Revenue

Program Revenue  for the year ended December 31, 2006, was $159,456 compares to $158,524, a $932 increase.

Food and Beverage

Food and beverage income increased $48,815 (6.2%) to $832,336 for the year ended December 31, 2006, compared to $783,521 for the year ended December 31, 2005. Food and beverage income is revenue from the bar and concession stand. Ft. Pierce did not conduct live jai-alai during the 2005 season and operated live jai-alai for three (3) months in 2006 and Miami was closed for 18 days in 2005.

Card room revenue

Card Room revenue for the Miami Crystal Card Room for the twelve months ended December 31, 2006 remained relatively the same with income of $745,539 compared to $747,162 for the same period in 2005, a slight decrease of $1,623. Miami was closed for 18 days in 2005.

Other Revenue

Other Revenue for the year ended December 31, 2006 was $224,006 compared to $124,806 for the year ended December 31, 2005. Other Revenue primarily consists of souvenirs, parking, vending machines, lottery commission and misc. income. There were increases in each of the areas which could be attributed to more performances in 2006 than in 2005, and live jai-alai being conducted at Ft. Pierce in 2006 and not in 2005.

Real Estate Sales

The Company had real estate sales of $4,320,000 for the year 2006, compared to sales of $812,800 in 2005. During the period ending December 31, 2006, the Company sold two pieces of property. The Company sold the last residence at its Tara development for $370,000. The Company also sold approximately 79 acres of investment real estate located adjacent to its' Jai-Alai facility in Fort Pierce, Florida. The sale proceeds were $3,800,000 plus $150,000 in extension fees and was paid in cash. This compares to sales for the year ended December 31, 2005 of $812,800, where the Company sold three of its four homes at its real estate development.

Attendance

Attendance for live jai-alai performances and ITW performances, was approximately 298,309 for the year ended December 31, 2006 compared to 286,921 for the year ended December 31, 2005 an increase of 11,388 (3.9%). Ft. Pierce did not conduct live jai-alai in 2005, and the Miami fronton was closed for 18 days in 2005, this impacted attendance at both locations in 2005.

Operating Expenses

The Company's operating expenses for the year ended December 31, 2006 were $14,777,449 compared to $13,611,749 for the same period in 2005, a $1,165,700 increase. The largest increase in operating expenses was in Cost of Real Estate Sales, Operating and Mutuels Payroll, and Players payroll cost.

Advertising and Promotions

Advertising and promotional costs were $456,038 for the year ended December 31, 2006, compared to $586,675 for the year ended December 31, 2005. A total decrease of 22%. Of the $456,038, advertising expense was $225,219 for the twelve month period ending December 31, 2006, compared to $339,607 for the twelve month period in 2005 a decrease of $114,388 or 34%. Promotion expense for the twelve month period in 2006, was $230,819 compared to $247, 068 for the same period in 2005, a $16,249 decrease or 7%. The Company continues to evaluate the effectiveness of its advertising and promotions in an effort to spend less in areas that were less effective and advertising events and dates such as the Memorial Day, Labor Day, etc.

Operating and Mutuel Payroll and related costs

Total operating and mutual payroll costs were $4,340,085 compared to $4,002,478 in 2005, a $337,607 (8.4%) increase. Ft. Pierce conducted live jai-alai for three (3) months in 2006, and did not conduct live jai-alai in 2005, and Miami was closed for 18 days in 2005. Mutuels payroll for the year ended December 31, 2006 was $918,873, compared to $822,318 for the same period in 2005. Admission payroll for 2006 was $66,982 compared to $60,514 during the same period in 2005. Maintenance and janitorial payroll was $589,313 for the year ended 2006 compared to $558,490 for the same period in 2005. Security payroll for 2006 was $724,948 compared to $652,446 for the same period in 2005. Employee benefits were $923,257 compared to $828,947, and increase of $94,311. Employee benefits consists of insurance for health care for the players and employees.

Player payroll and related costs

Player payroll and related costs for the year ended December 31, 2006 were $3,476,158 compared to $3,356,032 for the year ended December 31, 2005, a 3.5% increase. The largest portion of the players increase was due to an increase in Players prize money and bonuses, due to Ft. Pierce operating live in 2006 compared to no live operation in 2005.

Food and beverage costs

Food and beverage costs for the period ended December 31, 2006, were $771,791 compared to $778,238 for the same period in 2005. Bar payroll was $153,142 for period ended December 31, 2006, compared to $110,717 in 2005. Bar purchases were $167,091 for the year ended December 31, 2006, compared to $202,302 for the same period in 2005, a $35,210 decrease or 17.4%. Concession payroll was $277,676 for the year ended December 31, 2006, compared to $180,244 for the same period in 2005, a $97,432 increase. Concession purchases were $173,882 for the year ended December 31, 2006 compared to $284,975 for the year ended December 31, 2005, a $111,093 (39%) decrease. Payroll increased due to more performances in 2006.

Repairs and Maintenance

Total Repairs and Maintenance for the year ended December 31, 2006, was $288,667 compared to $297,941 for the same period in 2005. Maintenance and repairs were lower in 2006 in Georgia due to closing out of the real estate development.

Totalizator/teleview rental

The Company leases totalizator equipment at each fronton. The cost was $235,878 for the year ended December 31, 2006 compared to $231,436 for the year ended December 31, 2005.

ITW and television costs

Total ITW and television costs were the year ended December 31, 2006 were $855,036 compared to $794,635 for the same period in 2005, an increase of $60,401. Of the total costs for 2006, TV Camera rental costs increased $33,338 to $297,304, and ITW tote and telecom costs increased $27,063 to $557,732.

Programs

Total Program costs were $173,301 for 2006, compared to $169,756 for the same period in 2005, a slight increase of $3,545. Out of the total program costs, payroll totaled $16,459 for the year ended December 31, 2006, compared to $14,762 for the same period in 2005. Program expenses totaled $156,842 for the year ended December 31, 2006, compared to $154,994 for the same period in 2005.

Cardroom payroll and related costs

Cardroom payroll totaled $216,817 for 2006 compared to $196,700 for the same period in 2005. Miami was closed for 18 days in 2005 because of hurricane damage compared to continued operation in 2006.

Other card room operating costs

Expenses related to cardroom operations amounted to $219,588 compared to $168,886 in 2005. The largest increase in costs were promotions for the cardroom. Promotion costs were $79,173 for the twelve months ending 2006, compared to $28,803 for the same period in 2005, a $50,370 increase.

Depreciation and amortization

Deprecation and Amortization expense amounted to $304,769 for the year ended December 31, 2006 compared to $292,518 for the same period in 2005. Of that total, depreciation expense for the year ended December 31, 2006, was $293,436 and amortization was $11,333, compared to Deprecation expense of $281,185 and amortization of $11,333 for the same period in 2005.

Utilites

Utility costs increased approximately 10% to $566,539 from the year ended December 31, 2005 from $512,940 for the same period in 2005. This is due to more live operation at the facilities and an increase in rates for the comparable period.

Cost of Real Estate Sales

The Company had cost of real estate sales of $1,708,022, compared to $831,827 an increase of $876,195. The Company sold their last residence at its Tara Development for $370,000 in 2006. The Company had already accrued a reserve of $224,002 on the property. Net of the reserve the Company’s basis was equal to the sale price, and there was $26,910 in costs associated with the sale of the property. The Company also sold approximately 79 acres of investment real estate located adjacent to its’ Jai-Alai facility in Ft. Pierce, Florida which had a basis of $1,087,631. The sale proceeds were $3,800,000 plus $150,000 in extension fees. Expenses relating to the sale totaled about $223,481, leaving a net amount received after expenses of $3,726,519.

Provision for loss on real estate

The Company had provision for loss on real estate of $5,050 for 2006, compared to $162,908 for the same period in 2005.
During 2006, the Company sold one home with a provision for loss of $5,050. During 2005, the Company sold 3 lots and one home that it had repurchased in 2004, which totaled a provision for loss of $162,908 for the year ended 2005.

Misc. net

Misc expenses were $1,159,710 for the ear 2006, compared to $1,228,779 for the same year in 2005.

General and Administrative Expenses

The Company's general and administrative expenses increased $1,658,717 (45%) to $5,361,275 for the twelve months ended December 31, 2006, compared to $3,702,558 for the twelve-months ended December 31, 2005. A large portion of that increase can be attributed to the Company expensing stock options in 2006 which resulted in an expense of $1,393,359. The Company did not have any option expense in 2005.

Comparisons of significant categories of general and administrative expense for 2006 versus 2005 are as follows:

Executive payroll and related costs

Executive payroll and related costs were $584,621 in 2006, compared to $519,963 in 2005, and increase of $64,658 Included in these charges is $30,000 incentive bonus given to officers for the sale of the Ft. Pierce Jai-Alai and an increase in pay to the President of the Company of $24,000 per year.

Stock Options

The Company issued 858,625 stock options during 2006. The Company expensed these options using the Black-Scholes method and recorded an expense of $1,393,359 for the year ended December 31, 2006, compared to -0- for the same period in 2005. There were no stock options issued in the year 2005.

Director Fees

The Company has three non-employee directors and they each receive $750 per month . Director Fees for the periods ended December 31, 2006, and 2005, were $27,000 each year.

Management consulting

Total management consulting fees for the year ended December 31, 2006, were $600,000 compared to $560,000 during 2005. The $40,000 increase is due to the Board of Directors authorizing an increase of $10,000 per month effective May 1, 2005. Management fees consist of fees paid to Freedom Financial Corporation for services provided by W. B. Collett, Chairman and CEO.
(See Note G)

Telephone and Travel

Total fees for telephone and travel were $369,571 for the year ended December 31, 2006, compared to $365,264 for the same period in 2005. Of the $369,571, telephone expenses decreased from $107,598 for the period ended December 31, 2005, to $91,203 for the same period in 2006. Travel expenses increased $20,702 (8%) to $278,368 for the year ended December 31, 2006 compared to $257,666 for the same period in 2005. Airfares and hotel expenses have increased in 2006 compared to rates in 2005.

Professional fees

Professional fees were $572,784 in 2006 compared to $462,764 in 2005, an increase of $110,020 or 24%. Included in professional fees are lawyers, accountants, transfer agent fees, and consultants. The Company had additional legal fees and consulting fees in 2006, relating to the Summer Jai-Alai lawsuit.

Interest and Financing Costs

The Company had total interest and financing costs of $532,388 for the twelve month period ended December 31, 2006 compared to $750,023 during the same period in 2005. Of the total, $532,388, interest costs totaled $496,534 for the twelve month period ended December 31, 2006, compared to $670,022 for the same period in 2005, a $173,488 decrease or 26%. The Company had decreased interest payments to Freedom because of paying down the note $1,400,000 in March 2006 from the sale of property at Ft. Pierce. The Company pays Isle of Capri $75,000 quarterly for interest expense for a total of $300,000 per year. Financing costs were $35,854 for the year ended December 31, 2006, compared to $80,000 for the same period in 2005.

Property Taxes

Property taxes were $399,880 for the year ended December 31, 2006, compared to $428,565 for the same period in 2005.

Insurance Costs

The Company had insurance expense of $881,672 for the twelve months ended December 31, 2006, compared to insurance expense of $588,979 for the same period in 2005. An increase of $292,693 of 49.7%. Insurance rates have substantially increased all over the state of Florida. Ft. Pierce was damaged by two (2) hurricanes in 2004, and Miami was damaged by a hurricane in 2005.

Other Income and Expense

Other income for the year ended December 31, 2006, was $2,170,449 compared to other income of $1,051,017 for the same period in 2005.  There was a gain in both years for insurance settlements. In 2006 the Company recorded a gain of $841,944 on the repairs at the Miami Jai-Alai, compared to a gain of $323,603 in 2005 (See Note O). There was interest income of $119,014 for the twelve months ended December 31, 2006, compared to $88,244 for the same period in 2005 an increase of $30,770. There was additional income of $1,209,491 in State Tax credits on handle and admissions in 2006, compared to $1,139,170 for the same period in 2005.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $2,177,910 at December 31, 2006, compared to $2,042,497 at December 31, 2005. The Company had working capital of approximately $357,847 during the year ended December 31, 2006, compared to negative working capital of $1,594,634 in 2005. A large portion of the increase in working capital was the sale of the investment property at Ft. Pierce, and the sale of the home at its Tara development. The Company received $3,950,000 in cash, less settlement charges of $223,481 for the sale of the property at Ft. Pierce, and the Company received $370,000 less 26,910 in settlement charges for the sale of the home at its Tara Development.

Net cash used in operating activities was $3,283,134 in 2006, compared to $2,349,314 in 2005. During 2006, the Company issued stock options with related costs of $1,393,359 compared to $14,947 which were for warrants in 2005. Gain on involuntary conversion was $841,944 compared to $323,602 during 2005. This increase is due to payments received from insurance carrier for hurricane damage at the jai-alai’s. (See Note O) There was a large increase in gain on sale of real estate of $2,611,978 due to the sale of the Ft. Pierce property in the first quarter of 2006, and the sale of a home in its Tara development (See Note L).

Net cash provided by investing totaled $4,517,243 for 2006, compared to $962,928 in 2005. The large difference is due to the sale of the Ft. Pierce Property and the last home at the real estate development. These sales totaled $4,320,000 minus expenses of $250,391, compared to selling 2 homes and 3 lots in 2005 at Tara which totaled $770,273. The Company collected insurance proceeds of $350,000 in 2006, compared to $400,000 in 2005. The Company collected a payoff of a mortgage receivables for $509,959, net, compared to a mortgage payoff of $432,089 received in 2005.

During 2006, net cash used in financing activities totaled $1,098,696 compared to cash used in financing activities of $2,378,603 in 2005. A difference of $1,279,907. During 2006, the Company repaid Freedom $1,400,000 on its loan and received $231,201 from the exercising of options. During 2005, the Company paid off the CIB loan which resulted in a decrease of short-term debt of $4,446,107. The Company paid $267,546 in dividends for the year 2006, compared to $192,000 in 2005. The dividends are on preferred stock.

The Company leases totalizator equipment from Autotote Systems, Inc, (“Autotote”) at each fronton under leases which expire October 31, 2008. The leases require minimum annual rental at the Miami and Ft. Pierce locations. Transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of $500 per performance, under a contract which expires in 2008. Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2006 and 2005 was approximately $372,000 and $380,000, respectively. For 2007 and 2008, the minimum lease commitment is $351,000 each year.

The Company also leases parking facilities adjacent to the Miami fronton. This lease was dated February 17, 2003, and during 2006 there was a required annual payment of $117,000. For 2007, the annual payment will be $126,000.

As of December 31, 2006, the Company owed Freedom $1,520,582 secured by a first mortgage on both the Miami and Ft. Pierce facilities. In addition to the mortgage, during the year 2006, the Company incurred other open account indebtedness for management fees, preferred stock dividends, and loan guaranty fees to Mr. Collett, totaling $621,854. Freedom agreed to add these open-account balances totaling $621,854 to the Freedom mortgage so that the Company could use its cash for other anticipated expenses- - - the Dade County slot campaign. The mortgage to Freedom is due in full on October 31, 2008. The Company also owes Isle of Capri Casinos, Inc. a secured note in the amount of $5,000,000 which is due in full on December 31, 2008. The Company plans to secure the funds necessary to pay these amounts as they become due by raising new capital in a private placement of equity securities or from the sale of the excess real estate adjacent to the Fort Pierce Jai-Alai facility. There is no assurance that the Company will be successful in these efforts.

(b)	Off -Balance Sheet Arrangements

See Note N.

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

The Company presents accounts receivable, net of allowances for doubtful accounts, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions as well as the aging of the accounts receivable. In the event that the receivables became uncollectible after exhausting all available means of collection, the company would be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The effect of this entry would be a charge to income, thereby reducing its net profit. Although the company considers the likelihood of this occurrence to be remote based on past history and the current status of our accounts, there is a possibility of this occurrence. At this time the Company has two large receivables, a receivable from Summer Jai-Alai of $255,509 and a receivable from the insurance carrier for $841,944. The Company intends to collect the receivable from Summer Jai-Alai when the dispute is settled. The Company did collect the receivable from the insurance carrier in 2007.

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. Allowance for doubtful accounts totaled $135,972 for the year ended December 31, 2006, compared to $137,608 for the same period in 2005. The Company has reserved $98,608 in both years in regards to a lawsuit with Summer Jai-Alai (See Note K). The remainder of the monies are receivables that the Company is currently attempting to collect.

In connection with losses incurred from natural disasters, insurance proceeds are collected on existing business interruption and property and casualty insurance policies. When losses are sustained in one period and the amounts to be recovered are collected in a subsequent period, management uses estimates and judgment to determine the amounts that are probable of recovery. During 2006, the Company has a receivable from the insurance carrier for $841,944, which was collected in 2007.

The Company estimates the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of its equipment is depreciated over five to seven years. The estimated useful lives are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation in future periods. The Company reviews for impairment annually or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing impairments, it follows the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

In accordance with SFAS No. 144, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annually and has found this to be very effective. During 2006, provisions for losses totaled $5,050 on property held for sale.

Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company recognizes revenue from gaming operations in accordance with Staff Accounting Bulletin 104 which requires revenues to be recognized when realized or realizable and earned.  Revenues derived from gaming operations including: mutuel, admission, program, food and beverage, card room, and other revenues are collected shortly before the earning events take place.  Revenues from the Company's real estate operations are recognized when sales are consummated , which is upon closing.

The Company's policy for unclaimed winning tickets follows the requirements as set forth by the State of Florida. Abandoned tickets are winning tickets that remain uncashed for a period of one year. The value of the abandoned tickets escheat to the state. These funds are deposited into the State School Fund for support and maintenance of Florida's public schools. During 2006, unclaimed winning totaled $158,894.

Item 7. Financial Statements

List of Financial Statements Filed.

See accompanying Financial Statements:
Balance Sheets as of December 31, 2006 and 2005.
Statements of Income for the years ended December 31, 2006 and 2005.
Statement of Changes in Stockholders' Equity for the two years ended December 31, 2006 and 2005.
Statements of Cash Flows for the years ended December 31, 2006 and 2005.
Notes to Financial Statements.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. An evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are effective for gathering, analyzing and disclosing the information which the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934. Such evaluation did not identify any change in the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B Other Information

No information to be reported.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth certain information concerning the Company's executive officers and directors at December 31, 2006:

Name	Age	Position with the Company	Director or Executive Officer Since

W. Bennett Collett	74	Chief Executive Officer, Director and Chairman	1993

W. Bennett Collett, Jr.	51	President , Director, and Chief Operating Officer	1993

Daniel Licciardi	50	Executive Vice-President and Pari-Mutuels Manager	1998

Kimberly R. Tharp	49	Chief Financial Officer, Secretary and Treasurer	2002

George Galloway, Jr.	74	Director	1994

Roland M. Howell	91	Director	1995

William Haddon	75	Director	2001

W. Bennett Collett has served as Chairman of the Board, Chief Executive Officer and a director of Freedom Financial Corporation (“Freedom”) since its formation in 1985. Freedom was a registered bank holding company until January, 1988 when it sold its banking subsidiaries. Mr. Collett has served as Chairman and director of Freedom Holding, Inc. (“Holding”) since its formation in December 1992. Holding's sole business currently is to hold shares of Freedom. Mr. Collett was involved in the management of banking and financial service companies for over 30 years, having been a principal officer, and director of ten commercial banks. For 14 years Mr. Collett was a principal shareholder and chief executive officer of various banks and finance companies in Alabama, Arkansas, Georgia, Indiana and Missouri ranging in asset size from $1,000,000 to $500,000,000.

W. Bennett Collett Jr. served as President of Freedom from 1988 to 1989. Since August 1989, Mr. Collett has served as Executive Vice President of Freedom. He has been a director of Freedom since its formation in 1985 and a director of Holding since April, 1998. He presently serves as Secretary and Treasurer of Holding. Mr. Collett is responsible for directing the Company's gaming operations (live jai-alai performances and inter track wagering). Mr. Collett currently serves as President and Chief Operating Officer and was appointed to the Company's Board of Directors on August 9, 1994. W. Bennett Collett Jr. is the son of W. Bennett Collett.

Kimberly R. Tharp was elected Chief Financial Officer of the Company in 2002 and still serves in that capacity. She has  served Freedom since 1995 to present, in various capacities, including Controller and Secretary.

Daniel Licciardi was elected Exec. Vice-President and Pari-Mutuels Manager in 1998. Mr. Licciardi was employed at the Miami Jai-Alai when present management took over in 1997. He has overseen the operations at the Miami Jai-Alai for over 20 years.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 per Cent of the Company's Common stock to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports and certain representations furnished to the Company, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

Code of Ethics

The Code of Ethics can be viewed on the Company's website @ www.fla-gaming.com

Item 10. Executive Compensation

Cash Compensation.

The following table sets forth all cash compensation paid by the Company for the fiscal years ended December 31, 2006 and 2005 for W. Bennett Collett, W. Bennett Collett, Jr. (W. B. Collett, Jr.), and Daniel Licciardi. W. Bennett Collett received no cash compensation from the Company from the time he began service as an executive officer on March 31, 1993 through December 31, 1995.

						Non-	Non-
						Equity	Qualified
						Incentive	Deferred	All
						Plan	Compen-	Other
Name of				Stock	Option	Compen-	sation	Compen-
Executive Officer	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

W. B. Collett	2006	$600,000			1,981,700			40,622	2,622,322
Chairman and CEO	2005	$560,000						23,930	583,930

W. B. Collett, Jr.	2006	251,000	15,000		618,450			40,663	925,113
President	2005	227,000						30,925	257,925

Daniel Licciardi	2006	141,300	15,000		163,756			19,000	339,056
Exec. Vice President	2005	141,300						57,206	198,506

Salary (c)

In September, 1997, the Company discontinued the salary payments to Mr. Collett and began paying $30,000 per month to Freedom Financial Corporation (“Freedom”) in lieu of paying a salary to Mr. Collett. The payments to Freedom totaled $360,000 in each year from 1998 to 2002. Beginning in 2003, the payments were increased to $40,000 a month to. Mr. Collett. The Board of Directors elected to give Mr. Collett an increase of $10,000 per month to $50,000 per month effective May 1, 2005. Mr. Collett is Chairman of the Board and Chief Executive Officer of Freedom. There is no written employment or consulting agreement between the Company and Freedom Financial Corporation. The Company has no employment agreements with any of the officers.

Bonus (d)

Mr. Collett, Jr. and Mr. Licciardi each received a bonus of $15,000 for their efforts in selling the Ft. Pierce property.

Option Awards (f)

W. B. Collett was issued 298,000 options in July 2006 for $17.00 a share with a fair value of $13.30 a share. Half the options, or 149,000 shares vested on December 31, 2006, and the remaining 149,000 will vest on July 1, 2007.

W. B. Collett, Jr.was issued 93,000 options in July 2006 for $17.00 a share with a fair value of $13.30 a share. Half the options, or 46,500 shares vested on December 31, 2006, and the remaining 46,500 will vest on July 1, 2007.

Daniel Licciardi was issued 24,625 options in July 2006 for $17.00 a share with a fair value of $13.30 a share. Half the options, or 12,312.5 shares vested on December 31, 2006, and the remaining 12,312.5 will vest on July 1, 2007.

Other Compensation (i)

W.B.Collett had other compensation of $40,622 for the year ended 2006. Of the $40,622, $25,022 included reimbursements for medical payments, insurance and auto repairs made on personal cars used for company business, and cleaning service at personal residence for 2006. The remaining $15,600 was for $300 a week discretionary expense allowance. This compares to other compensation of $23,930 in 2005. The $23,930 included payments for repairs and insurance for personal automobiles used for company business.

W.B. Collett, Jr. had other compensation of $40,663 which included $19,384 in car payments made by the Company for personal autos used in Company business, $5,279 on repairs to personal automobiles and $16,000 in cash advances for 2006. This compares to other compensation of $30,925 for the year 2005, of which $5,041 for repairs to personal automobiles, $19,384 in car payments made by the Company on personal cars used in Company business, and $6,500 in cash advances.

Dan Licciardi had other compensation of $19,000 in the year 2006, $13,000 was from compensation received for overseeing construction at Ft. Pierce after the hurricane damage, and $6,000 in auto allowance. This compares to other compensation of $57,206 for the year 2005, of which $51,206 was for overseeing construction at Ft. Pierce in 2005, and $6,000 in auto allowance.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercis- able	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options (#)	Option Exercise Price ($)	Option Expira- tion Date	Number of Shares or units of Stock That Have Not Vested ($)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

W. B. Collett	125,000			17	7/11/2009	125,000	1,656,250
Chairman & CEO	24,000			17	7/10/2012	24,000	318,000
	230,000			2.25	3/20/2008

W. B. Collett, Jr.	37,500			17	7/11/2009	37,500	496,875
President & COO	9,000			17	7/10/2012	9,000	119,250
	105,000			2.25	3/20/2008

Daniel Licciardi	8,750			17	7/11/2009	8,750	115,938
Ex Vice-President &	3,562.5			17	7/10/2012	3,562.5	47,203
Pari-Mutuels Mgr.	30,000			2.25	3/20/2008		-

Kimberly Tharp	2,062.5			17	7/10/2012	2,062.5	27,328
CFO, Secretary	10,000			2.25	3/20/2008		-
& Treasurer	5,000			2.25	2/12/2009

W. B. Collett was issued 48,000 options on July 10, 2006, for $17.00 per share of which 1/2 vested on December 31, 2006, and the remaining 1/2 will vest on July 1, 2007. Mr. Collett was also issued 250,000 options on July 11, 2006, which 1/2 vested on December 31, 2006, and the remaining 1/2 will vest on July 1, 2007. At December 31, 2006, the market value of the stock was $13.25 a share. Mr. Collett also has 230,000 vested options which expire 3/20/2008.

W. B. Collett, Jr. was issued 75,000 options on July 10, 2006, for $17.00 per share of which 1/20 vested on December 31, 2006, and the remaining 1/2 will vest on July 1, 2007. He was also issued 18,000 options on July 11, 2006, of which 1/2 vested on December 31, 2006, and the remainder will vest on July 1, 2007. At December 31, 2006, the market value of the stock was $13.25 a share. Mr, Collett, Jr. also has 105,000 vested options which expire 3/20/2008.

Daniel Licciardi was issued 17,500 options on July 10, 2006, for $17.00 per share of which 1/2 vested on December 31, 2006, and the remaining 1/2 will vest on July 1, 2007. Mr. Licciardi was also issued 7,125 options on July 11, 2006, of which 1/2 vested on December 31, 2006, and the remainder will vest on July 1, 2007. At December 31, 2006, the market value of the stock was $13.25 a share. Mr. Licciardi also has 30,000 vested options which expire 3/20/2008.

Kimberly Tharp was issued 4,125 options on July 10, 2006, for $17.00 per share of which 1/2 vested on December 31, 2006, and the remainder will vest on July 1, 2007. At December 31, 2006, the market value of the stock was $13.25 a share. Ms. Tharp also has 10,000 vested options which expire 3/20/2008, and 5,000 vested options which expire 2/12/2009.

Director Compensation

The Company currently pays its non-management directors, Dr. George W. Galloway, Jr., William C. Haddon, and Roland M. Howell a monthly fee of $750. W. Bennett Collett, and W. B. Collett, Jr. are also directors, but receive no directors fees.

DIRECTOR COMPENSATION 2006

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Com- pensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensa- tion ($)	Total ($)
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)

Roland Howell	9,000		62,344				71,344
William Haddon	9,000		124,688				133,688
George Galloway	9,000		182,875				191,875

Option Awards (d)

Roland Howell received 9,375 options during the year ended December 31, 2006, the options had a fair value of $13.30 and were issued with an option price of $17.00. Half of these options, or 4687.5, vested on December 31, 2006, and the remaining options will vest July 1, 2007.

William Haddon received 18,750 options during the year ended December 31, 2006, the options had a fair value of $13.30 and were issued with an option price of $17.00. Half of these options, or 9,375, vested on December 31, 2006, and the remaining options will vest July 1, 2007.

George Galloway received 27,500 options during the year ended December 31, 2006, the options had a fair value of $13.30 and were issued with an option price of $17.00. Half of these options, or 13,750, vested on December 31, 2006, and the remaining options will vest July 1, 2007.

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

ITEM 11. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information as of March 23, 2007 concerning each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock of the Company and information regarding beneficial ownership of Common Stock, the Class B Common Stock of Freedom, and the Common Stock of Holding by each director and executive officer, and all directors and executive officers as a group. Mr. Collett purchased an additional 400 shares of Freedom Holding stock for $5,706,464 and offset the purchase price with various demand notes owed to him by Freedom. As of December 31, 2006 Freedom was not indebted to Collett. Freedom and Holding each may be deemed to be a “parent” of the Company as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Holding's sole business currently is to hold shares of Freedom.

	THE COMPANY			FREEDOM			HOLDING
Directors And Executive Officers	Number Of Shares (1)		Percent Of Class (2)	Number Of Shares (1)		Percent Of Class (3)	Number Of Shares (1)	Percent Of Class (4)
W. B. Collett	1,595,991	(3)	39.4%	1,109,011	(4)	100%	812.05	85.09%
W. B. Collett, Jr	151,500	(9)	4.3%	—		—	87.95	9.21%
Daniel Licciardi	42,313	(14)	1.2%	—		—	—	—
Kimberly R. Tharp	29,563	(12)	<1%	—		—	—	—
Roland M. Howell	468,021	(5)	13.5%	—		—	—	—
William C. Haddon	34,375	(11)	1%	—		—	—	—
George W. Galloway, Jr.	43,750	(10)	1.3%	—		—	—	—
All current directors and Executive officers as a group (7 persons) (6)	2,365,513		61.65%	1,109,011		100%	900.00	94.3%

5% Beneficial Owners	Number Of Shares (1)	Percent Of Class (2)	Number Of Shares (1)	Percent Of Class (3)	Number Of Shares (1)	Percent Of Class (4)
Freedom Financial Corporation (7)	1,216,991	33%	N/A	N/A	N/A	N/A
Ramsey Asset (13)	316,075	9.47%	N/A	N/A	N/A	N/A
Roland M. and Dorothy V. Howell(5)(8)	468,021	13.5%	N/A	N/A	N/A	N/A

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

(2) Based on 3,339,194 shares outstanding as of March 23, 2007. Shares of Common Stock of the Company subject to options exercisable or preferred stock convertible within 60 days are deemed outstanding for computing the percentage of class of the person holding such options or preferred stock, but are not deemed outstanding for computing the percentage of class for any other person.

(3) Of the 1,595,991 shares, it includes 1,216,991 shares beneficially owned by Freedom, which includes 148,334 shares of the Company into which 1,000 shares of the Company's Series F Preferred Stock owned by Freedom are convertible. Freedom Financial Corporation also was issued 20,000 warrants in 2005 which were vested immediately and 162,500 options vested on December 31, 2006. Mr. Collett may be deemed to beneficially own the shares held by Freedom, although he disclaims such beneficial ownership of such shares. Mr. Collett can exert considerable influence over the election of the Company's directors and the outcome of corporate actions requiring stockholder approval. The above number of shares (1,595,991) also includes options granted to Mr. Collett to purchase 379,000 shares of the Company’s common stock. On July 1, 2007, an additional 149,000 options will vest for Mr. Collett, and Freedom will have an additional 162,500 options vest on July 1, 2007.

(4) Includes 1,109,011 shares owned by Holding. Mr. Collett may be deemed to beneficially own the shares held by Holding, although he disclaims beneficial ownership of such shares.

(5) Includes 148,334 shares of common stock into which 1000 shares of the Company's Series F Preferred Stock owned jointly by Mr. and Mrs. Howell are convertible. Of the 468,021 shares, Mr. and Mrs. Howell own 135,000 shares as joint tenants and share voting and investment power, Mr. Howell owns 107,500 shares individually and retains sole voting and investment power with respect to these shares. Mrs. Howell owns 72,500 shares individually and retains sole voting and investment power with respect to these shares. In addition, the above figure (468,021) includes options granted to Mr. Howell to purchase 4,687.5 shares of the Company's common stock. On July 1, 2007, another 4,687.5 options will vest.

(6) Includes 296,669 shares which may be acquired by all directors and executive officers as a group upon conversion of 2,000 shares of the Company's Series F Preferred Stock. The Company’s Series E Preferred Stock is not included because it is not a straight conversion.

(7) See Note (5). The address of Freedom Financial Corporation and Freedom Holding, Inc. is 2669 Charlestown Road, Suite D, New Albany, Indiana 47150. The business address of W. B. Collett is 1750 South Kings Highway, Fort Pierce, Florida 34945-3099.

(8) Roland M. and Dorothy V. Howell's address is Plaza Venetia, Suite 22 A-B, Miami, Florida 33132.

(9) W. Bennett Collett, Jr. has 151,000 vested options. On July 1, 2007, an additional 46,500 options will vest.

(10) George W. Galloway has 43,750 vested options. On July 1, 2007, an additional 13,750 options will vest.

(11) William C. Haddon has 34,375 vested options. On July 1, 2007, an additional 9,375 options will vest.

(12) Kimberly R. Tharp has 17,062.5 vested options and owns 12,500 shares individually. On July 1, 2007, an additional 2,062.5 options will vest.

(13) The address of Ramsey Asset Management, LLC is 8200 Greensboro Drive, Suite 1550, McLean, VA 22102.

(14) Daniel Licciardi has 42,312.5 vested options. On July 1, 2007, an additional 12,312.5 options will vest.

Item 12. Certain Relationships and Related Transactions

Freedom and Freedom Holding may each be deemed to be a “parent” of the Company as such term is defined in the rules promulgated under the U.S. Securities & Exchange Act, by virtue of Freedom's beneficial ownership of 33% of the Common Stock of the Company and Freedom Holding's beneficial ownership of 95% of the Common Stock of Freedom. See ITEM 11, “Security Ownership of Certain Beneficial Owners and Management”.

In April 1999, in order to stimulate lot sales and the construction of new homes in Tara Club Estates, W. Bennett Collett, the Company's Chairman, formed a joint venture with a builder called Tara Construction Co. (the “Joint Venture”). The Joint Venture borrowed $1,200,000 from two commercial banks to finance the purchase of lots and the construction of homes on the lots. The Company sold nine (9) lots to the Joint Venture for an aggregate of $431,000 cash and the Joint Venture pledged the lots to secure the bank loans. The sale of the lots to the Joint Venture resulted in a $212,445 profit to the Company. In June of 1999, the joint venture commenced construction of homes on eight (8) of the lots and subsequently sold three (3) of the lots and houses for an aggregate of $880,000, which resulted in a profit of $76,588. The Joint Venture paid $38,294, which was the Chairman's share of the profits, to the Company. The Company advanced $112,100 to the Joint Venture in 1999 and $451,039 to the Joint Venture in 2000, for an aggregate of $563,139, to help finance the construction of houses on five (5) of the lots. In 2001, the Joint Venture transferred to the Company the five (5) lots and houses and one (1) lot, subject to the mortgages thereon totaling approximately $954,000. During the twelve month period ended December 31, 2006, the Company sold the remaining home for $370,000.  The Company had already accrued a reserve of $224,002 on the property. Net of the reserve, the Company’s basis was equal to the sale price, and there was $21,910 in costs associated with the sale of the property. Mr. Collett agreed to personally indemnify the Company for the over-all loss, if any, resulting from the above described transaction.

The CIB Bank debt was subject to various monetary and non-monetary convents including a requirement that the debt service coverage ratio for the Company's Centers subsidiary (EBITDA over scheduled debt service) exceeds 1.85 to 1 at all times. At December 31. 2003, the Company was not in default on any of the required covenants, The CIB Bank debt is personally guaranteed by the Company's Chairman. In that connection the Company has agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the CIB Bank loan on each anniversary date of the loan. As of December 31,2005, such amounts accrued were $80,523. The CIB note was paid off October 31, 2005. On October 31, 2005 Freedom Financial (“Freedom”) purchased the First Bank (formerly CIB) loan for $2,400,000. As part of this purchase, First Bank assigned the note as well as the mortgages, rent, and receivables securing the note to Freedom. On October 31, 2005, Freedom Financial Corporation (“Freedom”) paid $2,400,000 to purchase a loan previously made by  First Bank  (formerly CIB Bank)  to  Florida Gaming Centers, Inc. (“Centers”). First Bank assigned, without recourse,  the note representing the loan as well as the mortgages, rents, and receivables securing the loan to Freedom, but retained the right to elect between receiving a $250,000 deferred fee or exercising warrants to purchase 102,115 shares of the Registrant's common stock in connection with the loan. First Bank exercised all options in 2006. Effective October 31, 2005, Freedom and Centers entered  into an Amended and Restated Loan Agreement and a Third  Amended and Restated Note in the principal amount of $2,400,000 with an 8% fixed rate of interest. The  Amended and Restated Note is unconditionally guaranteed by the Registrant and by W. Bennett Collett, individually. The Registrant issued warrants to purchase 20,000 shares of its common stock to Freedom and 40,000 shares  of its common stock to third parties as an inducement for them to fund Freedom's loan to Centers. As of December 31, 2006, Centers owed Freedom $1,520,582.

Item 13. Exhibits List and Reports on Form 8-K

(a)	List of Exhibits Filed.

3.1
Registrants Third Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 28, 2005 filed as reference 3.1 to the Registrant’s 2004 10-KSB, is incorporated herein be reference as Exhibit 3.1 hereto.

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

10.4
Letter Agreement dated October 29, 2004 entered into by and among Registrant, Florida Gaming Centers, Inc., and Isle of Capri Casinos, Inc. filed as Exhibit 10.48 to Registrant's Form 8-K dated November 4, 2004 is herein by incorporated herein By reference as Exhibit 10.4 hereto.

10.5
Shareholders Support and Release of Lien Agreement dated October 29, 2004 entered into among Registrant, Isle of Capri Casinos, Inc., Freedom Financial Corporation, Freedom Holding, Inc., Collett Capital Corporation, and W. Bennett Collett, individually, filed as Exhibit 10.49 on Form 8-K dated November 4, 2004 is incorporated herein by reference as Exhibit 10.5 hereto.

10.6
Shareholders Support Agreement dated October 29, 2004 entered into between Isle of Capri Casinos, Inc. .and Roland and Dorothy Howell filed as Exhibit 10.50 on Form 8-K dated November 4, 2004 is incorporated herein by reference as Exhibit 10.6 hereto.

10.7
Agreement dated January 31, 2005 between Florida Gaming Centers, Inc. /d/b/a Miami Jai-Alai, the Summer Jai-Alai partnership and Miami Dade County regarding slot machine in pari-mutual facilities was filed as reference 10.7 to the Registrant’s 2004 10-KSB is incorporated herein by reference as Exhibit 10.7 hereto.

10.8
Registrant's Third Amended and Restated Note between Florida Gaming Centers, Inc. and Freedom Financial Corp. is incorporated, dated October 31, 2005, was filed as reference 10.8 to Registrant’s 2005 10-KSB, herein by reference as Exhibit 10.8 hereto.

10.9
Registrant's Amended and Restated Loan Agreement between Florida Gaming Centers, Inc., City National Bank of Florida, and Freedom Financial Corp., dated October 31, 2005, was filed as reference 10.9 to Registrant’s 2005 10-KSB is incorporated herein by reference as Exhibit 10.9 hereto.

10.10
Registrant's Guaranty Agreement between Florida Gaming Corporation and Freedom Financial Corporation, dated October 31, 2005, was filed as reference 10.10 to Registrant’s 2005 10-KSB, is incorporated herein by reference as Exhibit 10.10 hereto.

10.11
Registrant's Guaranty Agreement between W. Bennett Collett and Freedom Financial Corporation, dated October 31, 2005, was filed as reference 10.11 to Registrant’s 2005 10-KSB, is incorporated herein by reference as Exhibit 10.11 hereto.

14.0	Registrant's Code of Ethics adopted by the Board of Directors on May 16, 2003, filed as Exhibit 14 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 14 hereto.

21.0	List of Registrant's Subsidiaries as of December 31, 2004, filed as Exhibit 21 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 21.0 hereto.

31.1	Certification by Registrant's Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.

31.2	Certification by Registrant's Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.

32.1	Certification by Registrant's Chief Executive Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

32.2	Certification by Registrant's Chief Financial Officer pursuant to 18 USC 1350, as adopted, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

99.1
Promissory Note dated October 31, 2001 in the face amount of $4,600,000 executed by Florida Gaming Centers, Inc. and City national Bank, Trustee, in favor of CIB Bank filed as Exhibit 10.45 to Registrant's Current Report on Form 8-K dated December 6, 2001 is incorporated by reference as Exhibit 99.1.

99.2
Secured Promissory Note dated October 29, 2004 in the face amount of $5,000,000 executed by Registrant in favor of Isle of Capri Casinos, Inc. filed as Exhibit 99.2 to Registrant's Current Report on Form 8-K dated November 4, 2004 in incorporated herein by reference as Exhibit 99.2.

(b) Reports on Form 8-K.

None.

Item. 14  Principal Accountant Fees and Services

Audit Fees. For the year ended December 31, 2006, audit fees were $68,577 compared to $62,070 for the year ended December 31, 2005.

Audit-Related Fees. For the year ended December 31, 2006, audit-related fees were $7,288 compared to $7,587 for the year ended December 31, 2005. Audit-Related fees consisted of a review of 10-KSB and communications with audit committee.

Tax Fees. For corporation tax return preparation for the year ended December 31, 2006, the fees were $14,740 compared to $9,120 for the year ended December 31, 2005.

All Other Fees. Miscellaneous Fees for the year ended December 31, 2006 were $4,163 compared to $9,528 for the year ended December 31, 2005.

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

FLORIDA GAMING CORPORATION

Date: April 2, 2007	By:	/s/ W. Bennett Collett
W. Bennett Collett
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ W. Bennett Collett	Chairman of the Board	April 2, 2007
W. Bennett Collett	of Directors and Chief Executive Officer
(Principal Executive Officer)

/s/ Kimberly R. Tharp	Chief Financial Officer, Secretary	April 2, 2007
Kimberly R.Tharp	and Treasurer

/s/ W. Bennett Collett, Jr. W. Bennett Collett, Jr.	President, Director, and Chief Operating Officer	April 2, 2007

/s/ Daniel Licciardi	Exec. Vice-President, Pari-Mutuels Mgr.	April 2, 2007
Daniel Licciardi

/s/ George W. Galloway, Jr.	Director	April 2, 2007
George W. Galloway, Jr.

/s/ Roland M. Howell	Director	April 2, 2007
Roland M. Howell

/s/ William C. Haddon	Director	April 2, 2007
William C. Haddon

Audited Consolidated Financial Statements

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders
Florida Gaming Corporation and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Florida Gaming Corporation and Subsidiaries (a Delaware Corporation) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida Gaming Corporation and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ King + Company, PSC

Louisville, Kentucky
March 22, 2007

CONSOLIDATED BALANCE SHEETS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

	December 31,
	2006	2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,177,910	$2,042,497
Accounts receivable, including ITW, net	1,615,190	829,869
Inventory	41,185	46,114
	3,834,285	2,918,480

PROPERTY, PLANT AND EQUIPMENT — Notes C and J
Land	4,383,986	4,301,229
Buildings and improvements	6,811,178	6,148,242
Furniture, fixtures and equipment	1,500,938	1,839,357
	12,696,102	12,288,828

Less accumulated depreciation	(3,296,717)	(3,003,282)
	9,399,385	9,285,546

REAL ESTATE HELD FOR SALE—Note L	297,500	1,755,131

NOTES RECEIVABLE	-0-	509,959

OTHER ASSETS—Notes G and K	696,184	847,821

	$14,227,354	$15,316,937

	December 31,
	2006	2005

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Unclaimed winnings	$158,894	$92,564
Deposits on real estate sales	-0-	258,082
ITW payables	136,894	355,912
Accrued payroll and related expenses	221,061	274,661
Accounts payable and accrued expenses	2,794,267	3,215,862
Current portion of long-term debt—Note I	165,322	316,033
	3,476,438	4,513,114

LONG-TERM DEBT (less current portion)—Note I	6,468,741	7,380,381

STOCKHOLDERS' EQUITY—Notes B, D, and H
Class A cumulative convertible preferred stock; 1,200,000 shares authorized; 28,235 and 31,235 shares issued and outstanding in 2006 and 2005, respectively; aggregate 2006 liquidation preference of $283,430	2,823	3,123
Series B cumulative convertible preferred stock; 50 shares authorized; 45 shares issued and outstanding in 2006 and 2005; aggregate 2006 liquidation preference of $83,702	5	5
Series E 8% cumulative convertible preferred stock, 300 shares authorized; 200 issued and outstanding in 2006 and 2005 aggregate 2006 liquidation preference of $190,000	20	20
Series F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 issued and outstanding in 2006 and 2005; aggregate 2006 liquidation preference of $2,020,000	200	200
Common stock, $.20 par value, 7,500,000 shares authorized; 3,339,194 and 3,178,030 shares issued and outstanding in 2006 and 2005, respectively	667,839	635,606
Capital in excess of par value	41,683,889	40,091,262
Accumulated deficit	(38,072,601)	(37,306,774)
	4,282,175	3,423,442

	$14,227,354	$15,316,937

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2006 and 2005

	2006	2005

JAI-ALAI MUTUEL REVENUE	$12,039,961	$11,578,079
Less Florida State pari-mutuel taxes incurred—Note E	(1,492,131)	(1,390,050)
Less simulcast guest commissions	(3,496,271)	(3,510,604)
INTER TRACK MUTUEL COMMISSIONS	3,932,392	4,070,008
Net Pari-Mutuel Revenue	10,983,951	10,747,433

ADMISSION INCOME, net of State taxes incurred	138,482	57,322
PROGRAM REVENUE	159,456	158,524
FOOD AND BEVERAGE	832,336	783,521
CARD ROOM REVENUE	745,539	747,162
OTHER	224,006	124,806
GAMING OPERATING REVENUE	13,083,770	12,618,768

REAL ESTATE SALES	4,320,000	812,800

TOTAL OPERATING REVENUE	17,403,770	13,431,568

OPERATING EXPENSES
Advertising and promotions	456,038	586,675
Operating and mutuels payroll and related costs	4,340,085	4,002,478
Player payroll and related costs	3,476,158	3,356,032
Food and beverage costs	771,791	778,238
Repairs and maintenance	288,667	297,941
Totalizator/teleview rent—Note H	235,878	231,436
ITW and television costs	855,036	794,635
Programs	173,301	169,756
Card room payroll and related costs	216,817	196,700
Other card room operating costs	219,588	168,886
Depreciation and amortization	304,769	292,518
Utilities	566,539	512,940
Cost of real estate sales	1,708,022	831,827
Provision for loss on real estate	5,050	162,908
Miscellaneous, net	1,159,710	1,228,779
TOTAL OPERATING EXPENSES	14,777,449	13,611,749

(CONTINUED)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS—CONTINUED

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2006 and 2005

	2006	2005

GENERAL AND ADMINISTRATIVE
Executive payroll and related costs	$584,621	$519,963
Stock options—Note D	1,393,359	-0-
Directors' fees	27,000	27,000
Management consulting—Note G	600,000	560,000
Telephone and travel	369,571	365,264
Professional fees	572,784	462,764
Interest and financing costs—Note I	532,388	750,023
Property taxes	399,880	428,565
Insurance	881,672	588,979
	5,361,275	3,702,558
LOSS FROM OPERATIONS	(2,734,954)	(3,882,739)

OTHER INCOME (EXPENSE)
Interest and dividend income	119,014	88,244
State tax credits on handle and admissions—Note E	1,209,491	1,139,170
Gain on insurance settlement for hurricane damage—Note O	841,944	323,603
Legislative initiatives—Note N	-0-	(500,000)
	2,170,449	1,051,017

NET LOSS	(564,505)	(2,831,722)

Dividends on preferred stock	201,322	210,322
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(765,827)	$(3,042,044)

Loss per common share - Basic	$(.23)	$(.96)
Loss per common share - Diluted	$(.23)	$(.96)

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the two years ended December 31, 2006

	Class A Preferred Stock Par Value $.10		Series B Preferred Stock Par Value $.10		Series E Preferred Stock Par Value $.10		Series F Preferred Stock Par Value $.10		Common Stock Par Value $.20		Capital in Excess of	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Deficit

Balances at January 1, 2005	33,635	$3,363	45	$5	200	$20	2,000	$200	3,170,150	$634,030	$39,868,399	$(34,264,730)

Dividends on Series F preferred stock												(160,000)

Dividends on Series A preferred stock												(30,272)

Dividends on Series E preferred stock												(16,000)

Dividends on Series B preferred stock												(4,050)

Stock warrants issued											224,199

Common stock conversion	(2,400)	(240)							270	54	186

Other									7,610	1,522	(1,522)

Net loss for the year												(2,831,722)
BALANCES AT DECEMBER 31, 2005	31,235	3,123	45	5	200	20	2,000	200	3,178,030	635,606	40,091,262	(37,306,774)

Dividends on Series F preferred stock												(160,000)

Dividends on Series A preferred stock												(21,272)

Dividends on Series E preferred stock												(16,000)

Dividends on Series B preferred stock												(4,050)

Stock options exercised									60,000	12,000	219,201

Stock warrants exercised									101,037	20,208	(20,208)

Common stock conversion	(3,000)	(300)							338	67	233

Stock options issued											1,393,359

Other									(211)	(42)	42

Net loss for the year												(564,505)

BALANCES AT DECEMBER 31, 2006	28,235	$2,823	45	$5	200	$20	2,000	$200	3,339,194	$667,839	$41,683,889	$(38,072,601)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2006 and 2005

	2006	2005
OPERATING ACTIVITIES
Net loss	$(564,505)	$(2,831,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	374,519	292,518
Loss on impairment of assets	5,050	162,908
Stock options and warrants	1,393,359	14,947
Gain on involuntary conversion	(841,944)	(323,602)
Provision for doubtful accounts	(1,636)	39,000
Decrease (increase) in inventory	4,929	(616)
Increase in accounts receivable	(291,741)	(494,443)
Decrease in other assets	70,554	315,543
Increase (decrease) in unclaimed winnings	66,330	(4,178)
Increase (decrease) in accounts payable and accrued expenses	(627,989)	203,122
Realized (gain) loss on sale of real estate	(2,611,978)	26,127
Increase (decrease) in deposits on real estate sales	(258,082)	251,082
NET CASH USED IN OPERATING ACTIVITIES	(3,283,134)	(2,349,314)

INVESTING ACTIVITIES
Purchases of property and equipment	(407,275)	(511,126)
Insurance proceeds from hurricane settlement	350,000	400,000
Capitalized improvement costs	(5,050)	(128,308)
Proceeds from payments of notes receivable	509,959	432,089
Proceeds from the sale of real estate	4,069,609	770,273
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,517,243	962,928

FINANCING ACTIVITIES
Proceeds from long-term loan	-0-	2,438,976
Repayment of short-term debt	(1,062,351)	(4,625,579)
Proceeds from exercise of stock options	231,201	-0-
Dividends paid	(267,546)	(192,000)
NET CASH USED IN FINANCING ACTIVITIES	(1,098,696)	(2,378,603)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	135,413	(3,764,989)

Cash and cash equivalents at beginning of period	2,042,497	5,807,486

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,177,910	$2,042,497

SUPPLEMENTAL DISCLOSURES
Interest paid	$555,897	$882,453
Warrants issued for capitalized financing costs	$-0-	$210,582
Noncash exercise of stock warrants	$20,208	$-0-

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation: These consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions have been eliminated. Certain 2005 amounts have been reclassified to conform with their 2006 presentation.

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets as follows:

Buildings	39 years
Land and building improvements	15 years
Furniture and equipment	5-7 years
Automobiles	5 years

Long-lived assets: The Company's investment in its residential and commercial property is carried at cost. The Company evaluates the carrying value of its real estate development and other long-lived assets under FAS 67 and FAS 144 annually.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Bad Debt Reserve: The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company’s estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables. Activity in the allowance for 2006 and 2005 was as follows:

	2006	2005

Allowance for doubtful accounts
Balances, January 1	$137,608	$98,608
Provision for losses	(1,636)	39,000
Charges to the allowance	-0-	-0-

Balances, December 31	$135,972	$137,608

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at December 31, 2006.

Other comprehensive income: The Company follows the provisions of Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income in 2006 and 2005.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company's liability to host tracks for ITW collections totaled $116,358 and $213,502 at December 31, 2006 and 2005, respectively. Unclaimed winnings (outs) totaled $87,459 and $92,564 at December 31, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

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

Income (Loss) Per Common Share: Basic income (loss) per common share is determined by dividing income (loss), less required dividends on preferred shares ($201,322 and $210,322 in 2006 and 2005, respectively), by the weighted average number of shares of common stock outstanding. Diluted income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options and warrants assuming proceeds are used to repurchase shares pursuant to the treasury stock method plus the weighted average number of shares that would be issued if holders of the Company’s preferred stock converted those shares to common stock using the “if converted” method, unless the use of such methods would be anti-dilutive.

The weighted average number of shares outstanding used in the calculation of both basic and diluted net loss per common share was 3,276,702 and 3,178,030 for 2006 and 2005, respectively.

Options and warrants to purchase 1,488,625 and 1,167,115 shares of the Company’s common stock were outstanding on December 31, 2006 and 2005, respectively. None of the shares subject to option at December 31, 2006 or 2005, net of forfeitures, were included in the computation of diluted loss per common share for either year because their effect would have been antidilutive. The warrants were issued in connection with the Company’s credit facilities from First Bank (formerly CIB Bank), Citrus Bank and Freedom Financial Corporation more fully discussed in Note I. Reference is also made to Note D and Note I.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Advertising Costs: Advertising costs are expensed as incurred.

Stock Options: The Company accounts for all stock based compensation in accordance with FASB 123(R), which requires that equity instruments issued as compensation be measured at fair value (See Note D).

Real Estate Development: The Company’s Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition and development costs by the number of lots developed.

Effect of Implementing Recently Issued Accounting Standards: In May 2005, the Financial Accounting Standards Board “FASB” issued Statement No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No.3. FASB 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The implementation of SFAS 154 did not have a material effect on the Company’s financial statements.

On September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88,106, and 132(R)", effective for the Company for the year ending December 31, 2006. This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet, and the recognition of changes in that funded status through other comprehensive income. The adoption of SFAS 158 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, effective for the Company beginning on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity's own unobservable inputs that are not corroborated by observable market data. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. The Company is currently assessing the impact of this guidance on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109, Accounting for Income Taxes,” effective for the Company beginning on January 1, 2007. FIN 48 clarifies the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on disclosure and other matters. The Company does not expect this guidance to have a material impact on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, effective for the Company beginning on January 1, 2008. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company is currently assessing the impact of this guidance on its financial statements.

NOTE B—PREFERRED STOCK

Class A Preferred: The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The Company has declared and paid the required dividends for 2006 and 2005.

Each share of Class A preferred is convertible into .1125 shares of common stock at the holder's option. During the year ended December 31, 2005, 2,400 shares were converted to 270 shares of the Company’s common stock. During the year ended December 31, 2006, 3,000 shares were converted to 338 shares of the Company’s common stock. The Class A preferred is redeemable at the option of the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE B—PREFERRED STOCK—CONTINUED

Class B Preferred: The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration received by the Company upon initial issuance of each share of the Series B stock was $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. The required Series B dividends were declared and accrued during 2006 and 2005.

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

Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock. The required Series E dividends were declared and paid during 2006 and 2005.

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

December 31, 2006 and 2005

NOTE B—PREFERRED STOCK—CONTINUED

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

The Series F shares are all held by related parties of the Company. 2,000 Series F shares were outstanding at December 31, 2006 and 2005. The required Series F dividends were declared and paid or accrued during 2006 and 2005.

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

On November 25, 1996, Florida Gaming Centers, Inc. a wholly-owned subsidiary of the Company ("Centers"), entered into a purchase agreement with WJA pursuant to which Centers agreed to acquire the WJA Frontons from WJA. Consideration for the acquisition included (i) the cancellation of the WJA Notes, (ii) the retention by WJA of the 200,000 shares of common stock owned by WJA, (iii) the assumption of all liabilities of WJA arising in the ordinary course of business (subject to certain limitations), including a $500,000 promissory note owed to Wheeler-Phoenix, payable over a ten year period in equal installments, with annual interest of 6% (See Note I) and (iv) a profit sharing arrangement based on Centers’ net profits before income taxes, wherein WJA would receive 20% of Centers’ cumulative net profits for ten years (1997 through 2006), subject to a cumulative $1,000,000 per year cap. Other aspects of the 20% provision could affect the profit payout. Additionally, should Centers dispose of any of its significant assets or operations, except for those at Ft. Pierce, WJA may be entitled to 10% of Centers’ gain (net of related costs and expenses) on disposition. The Company previously paid a disposition payment of $200,000 relating to the gain on the sale of its Tampa and Ocala properties and certain Miami properties. The contract expired January 1, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE C—WJA CONTRACT—CONTINUED

In 1996 a principal of WJA (Donovan) entered into a five-year consulting agreement with Centers, with annual compensation of $240,000, plus certain benefits. During late 2001, the Company and Donovan negotiated a new agreement. The 2001 Donovan agreement continued his consulting and non-competition agreement for payments of $25,000 in December 2001, $216,000 on January 14, 2002 and $1,000 per month for 60 months through December 2007. All scheduled payments have been made through December 31, 2006.

NOTE D—STOCK OPTIONS AND WARRANTS

Warrants for the purchase of 100,000 shares of the Company’s common stock were issued during 2001 to First Bank (formerly CIB Bank) in connection with the Company’s financing with such Bank.  The exercise price was $.20 per share.  The warrant number and exercise price were subject to adjustment from time to time due to certain events causing dilution or anti-dilution of these warrants.  The warrants had a fair value of $.67 each at the date of issue and a total value of $134,379.  Such cost was capitalized as a cost of financing. The warrants vested immediately and were set to expire upon maturity of the related credit facility on October 31, 2004.  However, the credit facility was subsequently amended and restated to extend its maturity date to January 31, 2005, and then amended and restated again to extend its maturity date to October 31, 2005. The original warrant agreement was also amended and restated.  Upon execution of the amended and restated warrant agreement, the Company replaced the original 100,000 warrants to CIB Bank with 67,390 warrants to First Bank and 32,610 warrants to Citrus Bank (a participating Bank in the original credit facility).  During 2005, the Company also adjusted the warrant number to 102,115 (68,978 to First Bank and 33,137 to Citrus Bank) and the exercise price to $.1959 due to events causing dilution of the original warrants.  The replacement warrants were to expire on October 31, 2007. In accordance with FASB 123(R), incremental cost of $14,947 was incurred due to the modification of the original warrant agreement.  As part of the original credit facility, First Bank was entitled to receive a deferred fee of $250,000, if First Bank and Citrus Bank did not exercise their warrants. During the year ending December 31, 2006 First Bank and Citrus Bank exercised 68,978 and 33,137 warrants, respectively and therefore forfeited their rights to the deferred fee. These warrants were exercised in a noncash manner. Therefore, the 102,115 warrants exercised resulted in the issuance of 101,037 shares of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE D—STOCK OPTIONS AND WARRANTS—CONTINUED

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

On July 10, 2006 the Company issued a total of 473,125 options: 33,000 options were issued to key employees, 325,000 options were issued to Freedom Financial Corporation, and 115,125 options were granted to executive employees and directors. The mean closing bid-asked price of the shares on July 7, 2006 (the most recent trading day prior to July 10, 2006) was $13.30. The options become vested and exercisable 50% on December 31, 2006, and 50% on July 1, 2007. Also on July 11, 2006, the Company issued 362,500 options to executive employees and directors. The mean closing bid-asked price of the shares on July 10, 2006 (the most recent trading day prior to July 11, 2006) was $13.30. The options become vested and exercisable 50% on December 31, 2006, and 50% on July 1, 2007. On August 21, 2006, the Company issued an option under its Advisors and Consultants Stock Option Plan to purchase 3,000 shares of FGC Common Stock for $20.00 per share. The mean closing bid-asked price of the FGC Common Stock on August 18, 2006 (the last day of trading prior to August 21, 2006) was $12.80. The option is exercisable anytime after August 21, 2006 and before August 21, 2008, and is non-transferable except by operation of law. On September 30, 2006, the Company issued an option under its Advisors and Consultants Stock Option Plan to purchase 20,000 shares of FGC Common Stock for $20.00 per share. The mean closing bid-asked price of the FGC Common Stock on September 29, 2006 (the last day of trading prior to September 30, 2006) was $12.75. The option is exercisable anytime after September 30, 2006 and before March 30, 2009, and is non-transferable except by operation of law. The Company recognized stock based compensation expense of $1,393,359 ($.42 per share) for the year ended December 31, 2006. The fair value of each option grant will be amortized as compensation expense over the vesting period of each option grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE D—STOCK OPTIONS AND WARRANTS—CONTINUED

Date of Grant	Number of Options	Grantee	Vesting Period: Grant Date Through	Option Period in Years	Grant Price	Fair Value of Stock on Grant Date

July 10, 2006	33,000	Key Employees	50%-12/31/06 50%-07/01/07	6	$17.00	$13.30

July 10, 2006	325,000	Freedom Financial Corp.	50%-12/31/06 50%-07/01/07	6	$17.00	$13.30

July 10, 2006	115,125	Executive Employees and Directors	50%-12/31/06 50%-07/01/07	6	$17.00	$13.30

July 11, 2006	362,500	Executive Employees and Directors	50%-12/31/06 50%-07/01/07	3	$17.00	$13.30

Aug. 21, 2006	3,000	Advisors and Consultants	8/21/06	2	$20.00	$12.80

Sept. 30, 2006	20,000	Advisors and Consultants	9/30/06	2 1/2	$20.00	$12.75

The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with FASB 123(R). The assumptions used during 2006 and 2005 to value the Company's stock options and warrants were as follows:

	2006	2005

Risk-free rate of return	5.00%	5.00%
Expected forfeitures	None	None
Expected volatility	30.00%	30.00%
Expected dividends	None	None

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE D—STOCK OPTIONS AND WARRANTS—CONTINUED

	Shares	Weighted-Average Exercise Price

Outstanding, beginning of year	1,167,115	$3.55
Granted	858,625	17.08
Exercised	(162,115)	1.55
Forfeited	-0-	N/A
Expired	(375,000)	2.22

Outstanding, end of year	1,488,625	$11.60

Options and warrants exercisable, end of year	1,070,812

The number of shares of Common Stock reserved for issuance upon the exercise of fixed conversion rights, options and warrants were 1,788,471 and 1,467,297 at December 31, 2006 and 2005, respectively.

NOTE E—TAXES ON INCOME, HANDLE AND ADMISSIONS

At December 31, 2006, the Company had tax net operating loss (NOL) carryforwards of approximately $11,997,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2021. However, $511,000 of the Company's NOL carryforwards which can be utilized to offset future taxable income are limited to approximately $91,000 per fiscal year under Section 382 of the IRC because Freedom's purchase of Company Stock was considered a change in ownership under the "deemed exercise rule" of IRC Section 382. As a result, only the net operating losses attributable to the period after the "change in ownership" (approximately $11,486,000) are not subject to the Section 382 limitation.

Any deferred tax assets arising from differences from taxable income and financial reporting income are deemed to be offset by an allowance in an equal amount due to the uncertainty of future taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE E—TAXES ON INCOME, HANDLE AND ADMISSIONS—CONTINUED

The components of the Company’s deferred tax asset/liability are as follows:

	2006	2005

Deferred tax asset:
Net operating loss carryforwards	$4,078,843	$3,898,865
Difference in depreciation methods	60,907	167,032
Accounts receivable valuation reserve	46,230	46,787
Real estate valuation reserve	1,723	76,167
Stock options	1,037,745	789,159
Charitable contributions	3,358	3,026
Net deferred tax asset before valuation allowance	5,228,806	4,981,036
Less: Valuation allowance	(5,228,806)	(4,981,036)

Net deferred tax assets	$-0-	$-0-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE E—TAXES ON INCOME, HANDLE AND ADMISSIONS—CONTINUED

As of December 31, 2006, unused credits available for recovery under the permit held by Miami Jai-Alai totaled $2,352,201. An analysis of the Miami Jai Alai (Miami) tax credits used and accumulated is as follows:

 Miami Jai Alai

Year	Statutory Operating Loss	Taxes Incurred	Tax Credits Used	Cumulative Tax Credit Carried Forward

1997	$(580,041)	$1,606,051	$(75,000)	$1,531,051
1998	(831,326)	1,330,864	(509,714)	2,352,201
1999	(646,894)	1,219,042	(1,219,042)	2,352,201
2000	(301,012)	1,128,321	(1,128,321)	2,352,201
2001	(441,803)	815,055	(815,055)	2,352,201
2002	(218,207)	712,191	(712,191)	2,352,201
2003	(351,317)	635,411	(635,411)	2,352,201
2004	(985,735)	599,800	(599,800)	2,352,201
2005	(1,395,639)	554,496	(554,496)	2,352,201
2006	(1,852,317)	582,352	(582,352)	2,352,201

Pari-mutuel taxes incurred and tax credits utilized reflected in the 2006 and 2005 Statement of Operations include $597,071 and $584,674, respectively related to Summer Jai Alai operations (See Note K).

Each permit holder is required by Florida State Law to file a periodic (30 day) report summarizing its pari-mutuel handle and its admissions. Taxes are then remitted to the state on the basis of these reports. In this connection, the Company has made two interpretations pertaining to the operation of HB3663, which affect the manner in which it reports taxes due and credits earned. First, management believes the calculation of statutory operating losses should reflect taxes incurred but not tax credits used in a given period. Second, management believes credits used are the equivalent of taxes “paid” for determination of its tax rate on ITW handle. (As a result of legislation enacted July 1, 2000, Miami’s Jai Alai’s tax rate on live handle decreased from 3.85% to 2%.) The 30 day reports filed by the Company for its Miami permit from December, 1998 through December, 2006, as amended, reflect these interpretations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE E—TAXES ON INCOME, HANDLE AND ADMISSIONS—CONTINUED

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

The court did not grant the motion to dismiss and did not require the Company to post bond as requested by the Division/State of Florida. As of December 31, 2005, the suit concluded due to the expiration of the relevant statute of limitations. The Company received letters dated July 14, 2006 and October 20, 2006 from the Division/State of Florida which reflected a computation of tax credits for Miami and Summer Jai Alai (See Note K) that agreed with the Company’s records.

NOTE F—RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching. The Company’s costs for matching employee contributions totalled $59,000 and $58,950 during 2006 and 2005, respectively.

NOTE G—RELATED PARTY TRANSACTIONS

Reference is made to Note K for details of the Company’s transactions with Summer Jai Alai.

Reference is made to Note B for information pertaining to Series F Preferred Stock held by related parties.

Reference is made in Note D pertaining to stock options and warrants issued to Freedom Financial Corporation. Reference is made to Note I for details on the Company’s credit facility with Freedom Financial Corporation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE G—RELATED PARTY TRANSACTIONS—CONTINUED

Additional information can be found in Note D pertaining to compensating stock option arrangements between the Company and its employees and Directors.

The Company paid $600,000 and $560,000 in 2006 and 2005, respectively to Freedom Financial Corporation for the services of the Company’s Chairman and President. No written employment or consulting agreement exists between the Company and Freedom.

The Company’s Tara subsidiary leased equipment from Freedom on a month-to-month basis at a cost of $5,000 per month during 2005. In addition, Freedom paid payroll and other expenses on behalf of Tara during 2005 totaling $18,824. The account receivable from Freedom at December 31, 2005 totaled $136,072. During the year ending December 31, 2006, the Company agreed to offset this receivable against its note payable to Freedom (See Note I).

Reference is made to Note I regarding the Chairman’s guarantee of the Company’s debts with First Bank and Freedom and the related compensation to the Chairman.

NOTE H—COMMITMENTS AND CONTINGENCIES

Leases: The Company rents totalizator equipment (Autotote) at each fronton under leases which expire October 31, 2008. The totalizator leases require a minimum annual rental at the Miami and Ft. Pierce locations. Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance, under a contract which expires 2008. Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2006 and 2005 was approximately $372,000 and $380,000, respectively. The remaining minimum lease commitments under all operating leases at December 31, 2006 are as follows:

	Miami	Ft. Pierce	Total
2007	$226,200	$124,800	$351,000
2008	$226,200	$124,800	$351,000

The Company also leases certain parking facilities adjacent to its Miami Fronton. This lease dated February 17, 2003, required monthly lease payments totaling $91,000 per year. The 2006 renewal required annual payments of $117,000. The 2007 renewal requires annual payments of $126,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE H—COMMITMENTS AND CONTINGENCIES—CONTINUED

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

NOTE I—LONG-TERM DEBT

The Company's long-term debt comprised the following at December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
	Current	Long-Term	Current	Long-Term
Note payable to Wheeler-Phoenix, Inc., assumed in connection with the acquisition of assets described in Note C; principal payable in 10 annual installments plus interest at 6%.	$50,000	-0-	$100,000	-0-

Mortgage note dated November 29, 2004 secured by lot #28-B at Tara Club Estates; interest payable monthly at 7% per annum through November 29, 2006.	-0-		48,552	-0-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE I—LONG-TERM DEBT—CONTINUED

	December 31, 2006		December 31, 2005
	Current	Long-Term	Current	Long-Term

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
	-0-	$5,000,000	-0-	$5,000,000

Mortgage note dated November 29, 2004 secured by lot #48-A at Tara Club Estates; interest payable monthly at 7% per annum through November 29, 2006.	-0-	-0-	$128,231	-0-

Installment note payable to American Honda Finance Corporation dated January 22, 2005, secured by 2005 Acura TL; principal and interest payable in 48 installments of $737.74	$7,888	9,405	7,411	$17,284

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
	104,410	1,416,172	31,839	2,363,097

Mortgage note dated December 18, 2006 secured by lot #28.B at Tara Club Estates; principal and interest payable in 34 monthly installments of $578.86 with final payment due November 17, 2009	3,024	43,164	-0-	-0-

	$165,322	$6,468,741	$316,033	$7,380,381

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE I—LONG-TERM DEBT—CONTINUED

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

Under the Note, on October 29, 2004 Florida Gaming was required to repay certain indebtedness owed by it to Freedom Financial Corporation ("Freedom Financial"), an Indiana corporation and the beneficial owner of approximately 31.2% of the voting power of Florida Gaming. The Note further required Freedom Financial to release its security interest in all of the outstanding shares of the capital stock of Centers, its lien and security interest on all of the assets of Centers, and the guarantee by Centers of all of Florida Gaming's obligations under an Agreement for Line of Credit dated November 24, 1998 by and between Florida Gaming and Freedom Financial (collectively, the "Released Security"). The Note also required that Freedom Financial pay to ICC $1,200,000 on October 29, 2004 to repay a portion of certain pre-existing indebtedness owed by Freedom Financial to ICC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE I—LONG-TERM DEBT—CONTINUED

As further inducement to ICC to provide the Loan, ICC required that Freedom Financial, Freedom Holding, Inc., a Delaware corporation and the owner of 100% of the outstanding equity of Freedom Financial ("Holding"), Collett Capital Corporation, a Delaware corporation and the beneficial owner of approximately 28.6% of the voting power of Florida Gaming ("Collett Capital"), and W. Bennett Collett ("Mr. Collett"), who is the beneficial owner of approximately 90.8% of Collett Capital, entered into a Shareholders' Support Agreement and Release of Liens (the "Shareholders' Support Agreement"). Under the Shareholders' Support Agreement, (i) Freedom Financial agreed to release the Released Security, (ii) Florida Gaming agreed to repay to Freedom Financial certain pre-existing indebtedness, (iii) Freedom Financial agreed to pay to ICC at least $1,200,000 as a prepayment of a portion of pre-existing indebtedness owed by Freedom Financial to ICC, (iv) Freedom Financial, Holding, Collett Capital, and Mr. Collett (collective1y, the "Holders") agreed to not permit discussions or negotiations to continue regarding a Prohibited Transaction, (v) the Holders agreed to vote the stock in Florida Gaming in favor of the Transaction and against any Prohibited Transaction, and (vi) the Holders granted to ICC, contingent upon receipt of all necessary approvals by appropriate Florida regulatory agencies, a proxy to vote their Florida Gaming Stock in favor of the Transaction and against any Prohibited Transaction. Mr. and Mrs. Rowland Howell (a Director), beneficial owners of approximately 13.8% of Florida Gaming's outstanding capital stock, entered into a separate Shareholders' Support Agreement with respect to items (iv), (v), and (vi), above. The grantors of the proxies described are, collectively, the beneficial owners of greater than 50% of the outstanding capital stock of Florida Gaming.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE I—LONG-TERM DEBT—CONTINUED

On October 31, 2005 Freedom Financial purchased the First Bank (formerly CIB) loan for $2,400,000.  As part of this purchase, First Bank assigned the note as well as the mortgages, rents, and receivables securing the note to Freedom.  First Bank retained the right to a deferred fee of up to $250,000 and First Bank and Citrus Bank retained the right to exercise certain stock warrants with such exercise resulting in the elimination of the deferred fee (see Note D).  At the same date, Florida Gaming renegotiated the terms of this note with Freedom. Under the new terms, the note has a fixed interest rate of 8.0% per annum and is secured by various mortgages, rents, and receivables.  The note matures on October 31, 2008.  The Company issued 20,000 stock warrants to Freedom Financial and 40,000 stock warrants to two financiers who helped to facilitate this loan.  The warrants were valued at $3.52 per share for a total value of $210,582 and were recorded as a capitalized financing cost (see Note D).  Such cost is being amortized over the life of this loan.

The First Bank debt was personally guaranteed by the Company’s Chairman. In that connection the Company agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the First Bank loan on each anniversary date of the loan. Amounts totaling $80,000 were accrued during 2005 and paid during 2006 to Freedom Financial Corporation for the benefit of the Company’s Chairman pursuant to the guarantee agreement.

The Company has also agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the Freedom debt. Guarantee payments totaling $35,854 were paid through December 31, 2006, pursuant to this agreement.

The approximate maturities of the Company's long-term debt for the years subsequent to December 31, 2006 are as follows: 2007—$165,322; 2008—$6,428,877; 2009—$39,864.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE J—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprise the following:

	December 31,
	2006	2005

Land	$4,383,986	$4,301,229
Buildings and improvements	6,811,178	6,148,242
Equipment furniture and fixtures	1,376,052	1,328,836
Vehicles	124,886	124,886
Construction in progress	-0-	385,635
Less accumulated depreciation	(3,296,717)	(3,003,282)

	$9,399,385	$9,285,546

Depreciation expense totaled $293,436 and $281,185 during 2006 and 2005, respectively.

NOTE K—SUMMER JAI ALAI

In conjunction with the acquisition of WJA’s Frontons, the Company acquired WJA’s 21% interest in Summer Jai-Alai (“SJA”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami fronton during the six months between May 1 to October 31 (“Summer Jai-Alai Operations”). The Company’s Summer partners were Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors. The Company’s interest in the partnership was accounted for under the equity method and had a carrying value of $50,657 at December 31, 2006 and 2005.

Pursuant to the settlement of certain partnership disputes, since the 1998 season the Company operated SJA at its own risk and for its own benefit under annual agreements which required fixed payments to each of the Summer partners. The agreement authorizing the Company’s use of the permit between June 30, 2002 and June 30, 2004 required a fee of $345,000 payable monthly in 12 equal installments. The Company agreed to hold its Summer partners harmless for any and all losses or liabilities incurred through June 30, 2004. After June 30, 2004, the permit agreement terminated and the previous partnership agreement became the controlling document for the operation of SJA by the parties. SJA had a loss of $202,227 for its 2004 summer season. The Company is in a dispute to recover $98,608 from its SJA partners for their allocable shares of the loss after June 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE K—SUMMER JAI ALAI—CONTINUED

Effective October 31, 2004 the Partnership terminated and subsequent to December 31, 2004 the Company has operated Summer Jai-Alai for its own benefit as a division of the Company. In this connection the Company assumed certain operating payables and receivables of the Partnership which resulted in the Company carrying a receivable from SJA of $255,509 at December 31, 2006. All revenues and expenses of the Summer Jai-Alai division are included in operating income and expenses in the accompanying statements of operations. The Company’s former partners have challenged the termination of the partnership and litigation is currently pending.

NOTE L—REAL ESTATE HELD FOR SALE

The Company’s Tara subsidiary held residential real estate called Tara Club Estates (collectively, “Tara” or the “Properties”), all of which was situated in Loganville, Walton County, Georgia. At January 1, 2005 the Tara residential property comprised 3 homes and 9 developed lots. The Company also owned land in Ft. Pierce, Florida held for sale as commercial property comprising 99 acres.

On July 15, 2005 Tara sold a home it had repurchased during 2004. Net proceeds from the sale amounted to $295,315 ($305,000 sales price less $9,685 in settlement costs). Tara’s basis in this home totaled $329,000 which resulted in a $33,685 loss on this transaction. On September 27, 2005 Tara sold another home at a loss of $21,798. Net proceeds on the sale amounted to $258,102 ($279,900 sales price less $21,798 in settlement costs) and Tara’s basis in the property totaled $279,900 ($487,779 in total costs less provisions for losses of $207,879). Tara used $175,753 of the sale proceeds to payoff its real estate development loan.

During 2005, Tara also sold three of its residential lots and recognized a gain of $29,356. Net proceeds on the sales amounted to $216,856 ($227,900 sales price less $11,044 in settlement costs) and Tara’s basis in the lots totaled $187,500.

On February 14, 2006, Tara sold the remaining home at its Tara Development. Net proceeds from the sale amounted to $343,090 ($370,000 sales price less $26,910 in settlement charges) and Tara’s basis in the property totaled $370,000 ($594,002 in total costs less provisions for losses of $224,002).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE L—REAL ESTATE HELD FOR SALE—CONTINUED

Total sales and the related cost of the Tara property were as follows:

	2006	2005

Total residential sales, less settlement charges	$343,090	$770,273
Total residential cost of sales	(370,000)	(796,400)

GROSS LOSS	$(26,910)	$(26,127)

As of January 1, 2005 the Company also held approximately 99 acres of real estate in Ft. Pierce, Florida adjacent to its fronton. During 2005, the Company reclassified approximately 20 acres or $746,885 in property from investment property held for sale to operations. The remaining 79 acres were sold in 2006. Net proceeds on the sale amounted to $3,726,519 ($3,800,000 sales price plus $150,000 of extension fees less $223,481 in settlement costs). The Company’s basis in the property totaled $1,087,631, resulting in a $2,638,888 gain.

Accordingly, the Company’s remaining commercial and residential property held for sale comprises the following at December 31, 2006 and 2005:

	2006	2005

Ft. Pierce land	-0-	$1,087,631
Tara Club Estates (6 residential lots)	$297,500	297,500
Tara Club Homes	-0-	370,000

	$297,500	$1,755,131

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” the Company periodically evaluates and adjusts its reserve for losses on its property held for sale. Activity in the reserve for 2006 and 2005 was as follows:

	2006	2005

Allowance for losses on property held for sale
Balances, January 1	$224,021	$268,992
Provision for losses	5,050	162,908
Charges to the reserve	(224,002)	(207,879)

Balances, December 31	$5,069	$224,021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE L—REAL ESTATE HELD FOR SALE—CONTINUED

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE M—SEGMENT INFORMATION—CONTINUED

Centers’ gaming operations comprise approximately 75% of the Company’s revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

	December 31, 2006
(Dollar Amounts in Thousands)		Assets		Revenues		Profit (Loss)

Florida Gaming Centers	84%	$11,951	75%	$13,084	184%	$(1,040)

Real Estate Development	16	2,276	25	4,320	(84)	475

CONSOLIDATED TOTAL	100%	$14,227	100%	$17,404	100%	$(565)

	December 31, 2005
(Dollar Amounts in Thousands)		Assets		Revenues		Profit (Loss)

Florida Gaming Centers	83%	$12,786	94%	$12,619	86%	$(2,449)

Real Estate Development	17	2,531	6	813	14	(383)

CONSOLIDATED TOTAL	100%	$15,317	100%	$13,432	100%	$(2,832)

NOTE N—REFERENDUM ON CASINO GAMING

In November 2004, voters in Florida approved an amendment to the Constitution of the State of Florida to allow Broward and Dade Counties in Florida the local option to hold elections to approve certain types of casino gaming at pari-mutuel betting facilities within each county. In March 2005, local option elections were held in Broward and Dade Counties. The Company’s Miami fronton is in Dade County.

The local referendum passed in Broward County and failed in Dade County. State Law prohibits a similar local option referendum in Dade County for two years. The Company expects another local option ballot to be held in Dade County at the conclusion of the two year waiting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE N—REFERENDUM ON CASINO GAMING—CONTINUED

On January 31, 2005 the Company agreed to pay Dade County for certain “infrastructure improvements” required by the County in connection with the referendum. The arrangement required the Company to make an initial payment of $500,000 to Dade County in January 2005. A second payment of $833,000 was made on behalf of the Company by two other pari-mutuel facilities in Dade County. In consideration for this payment, the Company issued a note payable to these parties. The Company’s obligation to repay the $833,000 note is contingent on the passage of the gaming question on a future referendum. Accordingly, the Company does not intend to record this obligation until such time as the referendum passes.

NOTE O—INVOLUNTARY CONVERSION

During 2005, the Company’s Miami facilities were damaged by a hurricane. The Company’s insurance carrier issued a payment of $400,000 and offered an additional $500,000 for a total of $900,000 in settlement of the claims made to repair or replace the damaged Miami components. The Company incurred $171,795 in expenses related to the hurricane damage. The carrying value of the Miami assets damaged totaled $404,602. Accordingly the Company’s gain on the insurance settlement totaled $323,603 for the year ending December 31, 2005. As a result of the Company’s continued negotiations with the insurance carrier the Company has received insurance proceeds totaling $1,852,160 from the carrier, $952,160 in excess of the Company’s original estimate, through March 22, 2007. The Company has incurred expenses totaling $110,216 in connection with the collection of these funds for the services of an independent consultant assisting with the negotiations. Therefore, the Company recorded an additional gain on insurance settlement of $841,944 for the year ending December 31, 2006. The 2006 gain was recorded as a change in accounting estimate in accordance with Statements of Financial Accounting Standards No. 154 (FAS 154), Accounting Changes and Error Corrections, which requires a change in accounting estimate be recorded prospectively. There were no income taxes resulting from the gain because the Company has sufficient tax net operating losses available to be carried forward. The gain is included as other income in the accompanying Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2006 and 2005

NOTE P—HANDLE

Pari-Mutuel handle for years ending December 31, 2006 and 2005 is as follows:

	2006	2005
HANDLE
Live Jai-Alai	$20,808,526	$19,006,190
ITW-Guest	47,404,674	49,233,661
ITW-Host	25,295,404	25,277,358

Total Pari-Mutuel Handle	$93,508,604	$93,517,209

In 2005, the Company began operating Summer Jai-Alai (Summer) as a division of the Company. Accordingly, all handle, income and expenses from Summer’s operations are included in the Company’s consolidated financial statements for the years ending December 31, 2006 and 2005 (see Note K). The Company’s Florida Gaming Centers and Summer Jai Alai handle and operations are reported under separate licenses to the State of Florida.