Form 10QSB
period 2007-03-31
FLORIDA GAMING CORP
filed 2007-05-15
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
March 31, 2007

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

YES ☒    NO ☐

3,339,194 shares of the issuer's Common Stock were outstanding as of the latest practicable date,   May 11 , 2007
Transitional Small Business Disclosure Format:

YES ☐    NO ☒

FLORIDA GAMING
CORPORATION

INDEX TO FORM 10-QSB

 PAGE NUMBER

PART I. FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$2,560,000	$2,177,910
Accounts receivable, net	638,035	1,615,190
Inventory (Note 2)	43,771	41,185
Total current assets	$3,241,806	$3,834,285
PROPERTY AND EQUIPMENT:
Land	$4,388,736	$4,383,986
Buildings and Improvements	6,811,178	6,811,178
Furniture, fixtures and equipment	1,526,050	1,500,938
	$12,725,964	$12,696,102
Less accumulated depreciation	(3,373,246)	(3,296,717)
	$9,352,718	$9,399,385
REAL ESTATE HELD FOR SALE (net)	297,500	297,500
OTHER ASSETS	598,567	696,184
	$13,490,591	$14,227,354

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2007	2006
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$3,302,459	$3,311,116
Short-term borrowing and current portion of long-term debt	130,461	165,322
Total current liabilities	$3,432,920	$3,476,438

LONG-TERM LIABILITIES
Long-term portion notes payable	6,451,167	6,468,741

STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):

Class A convertible preferred stock, convertible to common stock;
1,200,000 shares authorized; 28,235 shares issued and outstanding at March 31,
2007 and December 31, 2006	2,823	2,823

Class B convertible preferred stock; convertible to common stock, 50 shares
Authorized; 45 shares issued and outstanding at March 31, 2007 and December
31, 2006	5	5

Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 200
Shares issued and outstanding at March 31, 2007 and December 31, 2006	20	20

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000
Shares issued and outstanding at March 31, 2007 and December 31, 2006	200	200

Common stock, $.20 par value, authorized 7,500,000 shares, 3,339,194 issued and
Outstanding at March 31, 2007 and December 31, 2006	667,839	667,839

Capital in excess of par value	42,369,197	41,683,889
Accumulated deficit	(39,433,580)	(38,072,601
Total stockholders’ equity	3,606,504	4,282,175
Total liabilities and stockholders’ equity	$13,490,591	$14,227,354
The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
PARI-MUTUEL REVENUE	March 31, 2007	March 31, 2006
Live Jai-Alai Revenues, Net
of State Taxes	$1,816,218	$2,127,233
Inter-Track Commissions	1,063,916	1,150,141
	$2,880,134	$3,277,374
REAL ESTATE DIVISION INCOME
Proceeds from Real Estate Division	$-	$4,320,000

OTHER REVENUE
Cardroom Income	105,849	255,270
Admissions Income, net of taxes	2,861	44,257
Programs, Food, Beverage and Other	294,406	360,684
Total Operating Revenue	$3,283,250	$8,257,585

EXPENSES
Operating	$3,164,306	$3,491,405
General and Administrative	1,589,829	918,800
Depreciation and Amortization	79,362	75,350
Real Estate Cost of Sales	-	1,708,022
	$4,833,497	$6,193,577
NET INCOME (LOSS) FROM OPERATIONS	$(1,550,247)	$2,064,008

OTHER INCOME
Pari-Mutuel Tax Credits	207,718	272,334
Interest Income	21,550	17,633
	229,268	289,967
NET INCOME (LOSS)	$(1,320,979)	$2,353,975
Basic Income (Loss) per Common Share	$(0.41)	$0.72
Diluted Income (Loss) per Common Share	$(0.41)	$0.54
Weighted Avg Common Shares Outstanding	3,339,194	3,191,734
Diluted Avg Common Shares Outstanding	3,339,194	4,385,854

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

31-Mar	31-Mar
2007	2006

Cash flows from operating activities:
Net Income (Loss)	$(1,320,979)	$2,353,975
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	79,362	75,350
Stock Options	685,308	0
Loss on Impairment of Assets	0	5,050
Gain on disposal of property, plant and equipment	0	(2,611,978)
Increase in Inventory	(2,586)	(6,333)
Decrease (Increase) in Accounts Receivable	977,155	(181,579)
Decrease in A/P and Accrued Expenses	(8,657)	(169,304)
Net cash provided by (used in) operating activities	409,603	(534,819)

Investing Activities:
Purchases of Property and Equipment	(29,862)	(239,036)
Capitalized Improvement Costs	0	(5,050)
Collection on Note Receivable	0	6,024
Proceeds from the sale of real estate	0	4,069,609
Decrease in Other Assets	94,784	71,370
Net proceeds provided by investing activities	64,922	3,902,917

Financing Activities:
Proceeds from Issuance of Common Stock	0	70,668
Repayment of Debt	(52,435)	(1,516,559)
Dividends Paid	(40,000)	(40,000)
Net cash used in financing activities	(92,435)	(1,485,891)

INCREASE IN CASH	382,090	1,882,207
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,177,910	2,042,497
CASH AND CASH EQUIVALENTS AT MARCH 31, 2007 AND MARCH 31, 2006	$2,560,000	$3,924,704
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$131,500	146,916

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

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

Basis of Presentation: These consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions have been eliminated. Certain 2006 amounts have been reclassified to conform with their 2007 presentation.

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

Bad Debt Reserve: The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables. Activity in the allowance for the quarters ended March 31, 2007, and 2006 was as follows:
	3/31/2007	3/31/2006

Allowance for doubtful accounts
Balances, January 1	$135,972	$137,608
Provision for losses	-0-	(1,636)
Charges to the allowance	-0-	-0-
Balances, March 31, 2007 and 2006	$135,972	$135,972

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at March 31, 2007.

Other comprehensive income: The Company follows the provisions of Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income . The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income in 2007 and 2006.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. During the first quarter, 2007, the Company's liability to host tracks for ITW collections totaled $98,358 and unclaimed winnings (outs) totaled $184,584.

Revenue Recognition: The Company recognizes revenue from gaming operations in accordance with Staff Accounting Bulletin 104 which requires revenues to be recognized when realized or realizable and earned.  Jai-Alai and inter track mutual commissions are recognized immediately upon completion of the event upon which the related wagers are placed. In general, wagers are placed immediately prior to the event and are made in cash or other good funds so collectibility is not an issue. Revenues derived from admission, program sales, food and beverage sales, card room activities, and other revenues are recognized at the time of the transaction. Revenues from the Company's real estate operations are recognized with the execution of a binding contract to sell unless the down payment is insufficient to accrue the revenue. In those cases, the revenue is recognized upon closing.

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

The net income (loss) per common share for the quarters ended March 31, 2007 and March 31, 2006 were calculated based upon reducing net income (loss) attributable to common stock shareholders by dividends declared on preferred stock ($51,366 and $52,041, respectively) by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended March 31, 2007 and March 31, 2006 was 3,339,194 and 3,191,734, respectively.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the quarter ended March 31, 2007 because the effect would be antidilutive. Weighted average equivalent shares on a fully diluted basis for the three months ended March 31, 2006 were 4,385,854 consisting of options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 3,191,734 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred.

Advertising Costs: Advertising costs are expensed as incurred.

Stock Options: The Company accounts for all stock based compensation in accordance with FASB 123(R), which requires that equity instruments issued as compensation be measured at fair value.  During the three month period ended March 31,2007 and 2006, there were no stock options issued but the Company recognized option expense of $685,307 for the quarter ended March 31, 2007 compared to -0- during the same period in 2006. In July 2006, the Company issued 835,625 options to employees, director, and Freedom Financial for an exercise price of $17.00, with a fair value of $13.30. The options vested half on December 31, 2006, and the other half will vest on July 1, 2007. The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with FASB 123(R).

Real Estate Development: The Company's Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition and development costs by the number of lots developed.

Effect of Implementing Recently Issued Accounting Standards: In May 2005, the Financial Accounting Standards Board “FASB” issued Statement No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No.3. FASB 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The implementation of SFAS 154 did not have a material effect on the Company's financial statements.

On September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88,106, and 132(R)", effective for the Company for the year ending December 31, 2006. This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet, and the recognition of changes in that funded status through other comprehensive income. The adoption of SFAS 158 did not have a material impact on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, effective for the Company beginning on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity's own unobservable inputs that are not corroborated by observable market data. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. The adoption of SFAS 157 did not have a material impact on the Company's financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109, Accounting for Income Taxes,” effective for the Company beginning on January 1, 2007. FIN 48 clarifies the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on disclosure and other matters. The adoption of FIN 48 did not have a material impact on the Company's financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, effective for the Company beginning on January 1, 2008. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The adoption of SFAS 159 did not have a material impact on the Company's financial statements.

(3) REAL ESTATE HELD FOR SALE

The Company's Tara subsidiary held residential real estate called Tara Club Estates (collectively, “Tara” or the “Properties”), all of which was situated in Loganville, Walton County, Georgia. In 2006, the Company also owned land in Ft. Pierce, Florida held for sale as commercial property comprising 99 acres.

The Company had no real estate sales during the three months ended March 31, 2007 compared to selling its remaining residential home during the same period in 2006 for $370,000. The Company had accrued a net reserve of $224,002 on the home. The Company paid the construction loan of $127,600 on the property and other costs associated with the sale of the property amounted to $26,910. The Company also sold during the three months ended March 31, 2006, approximately 79 acres of investment real estate located adjacent to its' Jai-Alai facility in Fort Pierce, Florida. The sale proceeds were $3,800,000 plus $150,000 in extension fees. The sale was paid in cash. Expenses related to the sale totaled about $223,481, leaving a net amount received after expenses of $3,726,519. The company recorded a net gain on the transaction of $2,638,888.

At March 31, 2007, Tara had six (6) residential lots with an aggregate carrying value of $297,500 left to sell. The Company carries a valuation reserve on one lot in the amount of $5,069. The Company has completed its development activities and will expend no additional resources to further develop its properties. Accordingly, future expenses incurred related to these properties will be expensed as incurred.

Valuation Reserve Analysis
	03/31/2007	12/31/2006
Balance at the beginning of the year	$5,069	$224,021
Provision charged to operations		5,050
Charge offs to the reserve		(224,002)
Ending Balance	$5,069	$5,069

(4) TAXES

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

For the years 1998 through 2006 Miami had unused credits totaling $2,352,201. Tax credits are used to satisfy the Company's obligation to pay taxes incurred on handle and admission. Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of the amounts of future tax credits.

By letters dated June 30, 2000 and September 8, 2000 the State of Florida took a contradictory position to the Company's interpretation for the determination of the ITW tax rate on handle and asserted a tax liability against the Company of $170,172 as of April 30, 2000. Further, the State's computation included only credits approved through 1998. Based on the Company's interpretation, as of April 30, 2000 , the Company would have utilized only $2,293,373 of the $2,936,915 available for recovery taxes incurred in 1997 and 1998. On October 6, 2000 and in response to a letter from the Division of Pari-Mutuel Wagering of the State of Florida, the Company filed suit for declaratory relief against the Division/State of Florida contesting the Division's interpretation of the statute. In response to the Company's action, the Division/State filed a motion to dismiss and requested that Florida Gaming Corporation post bond. The court did not grant the state's motion to dismiss and did not require the Company to post bond as requested by the Division/State of Florida. As of December 31, 2005, the suit concluded due to the expiration of the relevant statute of limitations. The Company received letters dated July 14, 2006 and October 20, 2006 from the Division/State of Florida which reflected a computation of tax credits for Miami and Summer Jai Alai that agreed with the Company’s records.

(5) PREFERRED STOCK

CLASS A PREFERRED STOCK

The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock.. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

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

Under the Note, on October 29, 2004 the Company was required to repay certain indebtedness owed by it to Freedom Financial Corporation ("Freedom"), an Indiana corporation and the beneficial owner of approximately 33.2% of the voting power of Florida Gaming. The Note further required Freedom Financial to release its security interest in all of the outstanding shares of the capital stock of Centers, its lien and security interest on all of the assets of Centers, and the guarantee by Centers of all of Florida Gaming's obligations under an Agreement for Line of Credit dated November 24, 1998 by and between the Company and Freedom Financial (collectively, the "Released Security"). The Note also required that Freedom Financial pay to Isle $1,200,000 on October 29, 2004 to repay a portion of certain pre-existing indebtedness owed by Freedom Financial to Isle.

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

Leases: The Company rents totalizator equipment (Autotote) at each fronton under leases which expire October 31, 2008. The totalizator leases require a minimum annual rental at the Miami and Ft. Pierce locations. Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance, under a contract which expires 2008. Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2006 and 2005 was approximately $351,000 and $372,000, respectively. The remaining minimum lease commitments under all operating leases at March 31, 2007 total $351,000 per year ($226,200 at Miami, and $124,800 at Ft. Pierce) and expire in October, 2008. The Company also leases certain parking facilities adjacent to Miami Fronton. The 2007 renewal requires annual payments of $126,000 per year, compared to annual payment in 2006 of  $117,000.

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

Summer Jai Alai
In conjunction with the acquisition of WJA’s Frontons, the Company acquired WJA’s 21% interest in Summer Jai-Alai (“SJA”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami fronton during the six months between May 1 to October 31 (“Summer Jai-Alai Operations”). The Company’s Summer partners were Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors. The Company’s interest in the partnership was accounted for under the equity method and had a carrying value of $50,657 at March 31, 2007.

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

Effective October 31, 2004 the Partnership terminated and subsequent to December 31, 2004 the Company has operated Summer Jai-Alai for its own benefit as a division of the Company. In this connection the Company assumed certain operating payables and receivables of the Partnership which resulted in the Company carrying a receivable from SJA of $255,509 at March 31, 2007. All revenues and expenses of the Summer Jai-Alai division are included in operating income and expenses in the accompanying statements of operations. The Company’s former partners have challenged the termination of the partnership and litigation is currently pending.

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

(8) RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.

(9) RELATED PARTY TRANSACTIONS

Management fees. In lieu of salaries for the Chairman/CEO, the Company pays management fees to Freedom of $600,000 per year.

CIB Bank/Freedom Note
On October 31, 2005 Freedom Financial purchased the First Bank (formerly CIB) loan for $2,400,000.  As part of this purchase, First Bank assigned the note as well as the mortgages, rents, and receivables securing the note to Freedom.  First Bank retained the right to a deferred fee of up to $250,000 and First Bank and Citrus Bank retained the right to exercise certain stock warrants with such exercise resulting in the elimination of the deferred fee.  At the same date, Florida Gaming renegotiated the terms of this note with Freedom. Under the new terms, the note has a fixed interest rate of 8.0% per annum and is secured by various mortgages, rents, and receivables.  The note matures on October 31, 2008.  The Company issued 20,000 stock warrants to Freedom Financial and 40,000 stock warrants to two financiers who helped to facilitate this loan.  The warrants were valued at $3.52 per share for a total value of $210,582 and were recorded as a capitalized financing cost. Such cost is being amortized over the life of this loan.

The First Bank debt was personally guaranteed by the Company’s Chairman. In that connection the Company agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the First Bank loan on each anniversary date of the loan. The Company has also agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the Freedom debt. Guarantee payments totaling $43,377 were paid through March 31, 2007, pursuant to this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions. When the Company makes forward-looking statements, it is we are basing them on management’s beliefs and assumptions, using information currently available. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to the following:

•	changes in legislation;
•	federal and state regulations;
•	general economic conditions;
•	competitive factors and pricing pressures;
•	dependence on the services of key personnel;
•	interest rates; and
•	risks associated with acquisitions

 If one or more of these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated. Any forward-looking statements in this Form 10-QSB or the documents incorporated herein by reference reflect management’s current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the Company’s operations, results of operations, growth strategy and liquidity. The factors specifically consider the factors identified in the Company’s Form 10-KSB including under the caption “Risk Factors” should be considered.

References to “we”, “us”, “our”, “the registrant”, “Florida Gaming ” and “the Company” in this quarterly report on Form 10QSB shall mean or refer to Florida Gaming Corporation, unless the context in which those words are used would indicate a different meaning.

Florida Gaming Corporation (the "Company") currently owns and operates two jai-alai and inter-track pari-mutuel wagering facilities (each, a "Fronton," and collectively, the "Frontons") located in South (“Miami”) and Central Florida (“Ft. Pierce”). The Company's business consists primarily of its operations at the Frontons, which include, among other things, live jai-alai games, inter-track pari-mutuel wagering ("ITW") on jai-alai, thoroughbred racing, harness racing, and dog racing, poker, and the sale of food and alcoholic beverages. Poker is played at the Miami Jai-Alai Crystal Card Room. The Company also owns a third gaming permit which was previously operated by the Company at the Tampa Jai-Alai Fronton in Hillsborough County (Tampa) Florida.

The term "pari-mutuel wagering," which refers to the betting by members of the public against each other, as used in this report includes wagering on both live Jai-Alai performances and ITW.

The Company's Fort Pierce location provides audio, video and Inter-Track Wagering (“ITW”) on live inter-track and interstate telecasting of horse racing, dog racing and jai-alai from the State of Florida as well as the rest of the country. The Miami location receives limited ITW telecasts, but telecasts its jai-alai performances via satellite to approximately sixty-two (62) other gaming facilities in Florida, Connecticut, Rhode Island, and to approximately 25 locations in Mexico, Central America, and Austria. ITW provides about 50% of the Company's revenue as well as providing additional entertainment for customers. The Miami location also operates a card room.

In November, 2004 voters in the state of Florida approved an amendment to the Constitution of the State of Florida to allow Broward and Dade Counties in Florida the local option to hold elections to approve Class III slot machine gaming at pari-mutuel betting facilities within Dade and Broward county. The Company's Miami fronton is located in Dade County. In March, 2005 local option elections were held in Broward and Dade Counties. The local referendum to approve slots passed in Broward County and failed in Dade County. State Law prohibited another local option referendum in Dade County for two years. The Company expects another local option vote to be held in Dade County sometime after August, 2007 in accordance with the amendment. The Broward County facilities are currently in various stages of remodeling and design, and two facilities commenced operations in the fall of 2006 and one facility opened in April 2007, and the remaining facility will not open until 2008. The Company feels when voters see the success of the Broward County facilities, the voters of Dade County will be more likely to approve the next local option vote. The impact this will have on the Company’s operations is uncertain at this time.

On August 8, 2006, the District Court of Appeals, First District, State of Florida rendered a decision in the case of Floridians Against Expanded Gambling (“FAEG”), et. al versus Floridians for a Level Playing Field, et. al. FAEG challenged the process by which signatures were collected in order to place a constitutional amendment on the ballot in 2004 allowing Miami-Dade and Broward County voters to approve slot machines in pari-mutuel facilities. The District Court of Appeals reversed a decision of the Florida trial court, which granted summary judgment and dismissed the challenge, and remanded the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process. A motion for rehearing by the entire Court of Appeals or in the alternative a motion for certification to the Florida Supreme Court has been filed. The case was re-heard by the entire Court of Appeals and the panel’s decision was upheld. The Florida Supreme Court has accepted jurisdiction. A decision is not expected until after oral arguments, which are scheduled for September 7, 2007.

During the 2007 session of the Florida General Assembly, Florida Senate Bill 2434 (“FSB 2434”) was approved by the Senate but failed in the Florida House of Representatives without a vote. FSB 2434 would have permitted up to 1,500 video lottery terminals (“VLT’s”) to operate at certain Florida Pari-mutuel sites.

Legislation allowing year-round operation of poker rooms and raising the maximum wager on poker from $2 to $5 successfully passed both chambers. Additional legislation permitting an additional 500 slot machines from the current 1,500 machines in Dade and Broward County, and permitting ATM machines at the facilities as long as they are not in the same room as the slots, and extending the hours of operation from 16 - 18 hrs and 24 hours a day on the weekends has passed the House and Senate.

If voters would approve slot machines in Miami-Dade, the new legislation would also apply to the Miami Jai-Alai.

Critical Accounting Estimates

The Company's Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments, and select from a range of possible estimates and assumptions, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period.

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

The Company presents accounts receivable, net of allowances for doubtful accounts, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an assessment of the overall economic conditions as well as the aging of the accounts receivable. In the event that the receivables became uncollectible after exhausting all available means of collection, the company would be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The effect of this entry would be a charge to income, thereby reducing its net profit. Although the company considers the likelihood of this occurrence to be remote based on past history and the current status of it’s accounts, there is a possibility of this occurrence. At this time the Company has one large receivable, a receivable from Summer Jai-Alai of $255,509. The Company intends to collect the full amount of the receivable from Summer Jai-Alai when the dispute is settled- See Part II-Legal Proceedings.

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. Allowance for doubtful accounts totaled $135,972 for the three months ended March 31, 2007. The Company has reserved $98,608 against the receivable from its former Summer Jai-Alai partners. The remainder of the allowance is for receivables over 120 days past due.

In connection with losses incurred from natural disasters, insurance proceeds are collected on existing business interruption and property and casualty insurance policies. When losses are sustained in one period and the amounts to be recovered are collected in a subsequent period, management uses estimates to determine the amounts that it believes will be collected. So far the Company’s estimates have proved to be very close.

The Company estimates the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of its equipment is depreciated over five to seven years. The estimated useful lives are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation charges in future periods. The Company reviews for impairment annually or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing impairments, it follows the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

In accordance with SFAS No. 144, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated by using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annually and has found this to be very effective. There has been no provision for losses for the three months ending March 31, 2007.

Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company recognizes revenue from gaming operations in accordance with Staff Accounting Bulletin 104 which requires revenues to be recognized when realized or realizable and earned.  Revenues derived from gaming operations including: mutuel, admission, program, food and beverage, card room, and other revenues are collected shortly before the earning events take place.  Revenues from the Company's real estate operations are recognized when sales are consummated , which is upon the closing of the sale.

The Company's policy for unclaimed winning tickets follows the requirements as set forth by the State of Florida. Abandoned tickets are winning tickets that remain uncashed for a period of one year. The value of the abandoned tickets escheat to the state. These funds are deposited into the State School Fund for support and maintenance of Florida's public schools. During the first three months of 2007, unclaimed winning totaled $184,584.

Jai-Alai Industry
The jai-alai industry live handle (money wagered) generally has declined in the last several years, due to increased gaming competition such as Indian Casino Gaming, gambling cruise ships, and the state-wide lottery. Also, competition in the sports/entertainment area has increased significantly due to more professional sports teams in the Company's market areas. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future. Because the Company's jai-alai business is tied directly to many, if not all, of the factors which influence the jai-alai industry as a whole, a players strike or the enactment of unfavorable legislation could have an adverse impact on the Company's operations.

All Florida permit-holders are authorized to engage in Inter-Track Wagering (“ITW”) year-round, subject to certain restrictions, all of which are not discussed herein. ITW is permitted on thoroughbred racing, harness racing, dog racing, and jai-alai. ITW is permitted at a pari-mutuel facility so long as at least one facility in Florida is providing live pari-mutuel performances on any such day that ITW is offered.

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

Florida state taxes are 10% of revenue and 4% of the revenues are paid to the jai-alai players. The Company is encouraged with the recent changes to the card-room rules and believes these changes should improve the overall profitability of the card room operation.

In May, 2007 Legislation passed allowing year-round operation of poker rooms and raising the maximum wager on poker from $2 to $5. If this bill becomes law, at this time, the Company’s management believes that this change will have a positive impact on earnings.

RESULTS OF OPERATIONS -- FIRST QUARTER ENDED MARCH 31, 2007 COMPARED WITH FIRST QUARTER ENDED MARCH 31, 2006

During the quarter ending March 31, 2007,  the Company's operations reflect three months' operation of live Jai-Alai performances at Miami and two months’ operation of live Jai-Alai at Ft. Pierce, compared to three months’ operation of live Jai-Alai performances at Miami and  Ft. Pierce during the same period in 2006.  Ft. Pierce conducted twenty one fewer performances for live jai-alai in 2007 which had an effect on handle, revenue, and attendance.      A full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce for the quarters ending March 31, 2007 and March 31, 2006.   Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria.  The Miami location also offers poker in its’ card room.

Handle Analysis
Total handle (amount of money wagered) for the three months ended March 31, 2007 was $23,945,254 of which $11,395,104 was from live jai-alai wagering and $12,550,150 was from inter-track wagering. Total handle (amount of money wagered) for the three months ended March 31, 2006 was $26,703,688 of which $13,098,401 was from live jai-alai wagering and $13,605,287 was from inter-track wagering.

The live handle decreased $1,703,297 from the first quarter 2006 to the first quarter 2007. Inter-track wagering decreased from $13,605,287 for the quarter ended March 31, 2006 to $12,550,150 for the quarter ended March 31, 2007. The Company had fewer performances in 2007.

Revenues
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended March 31, 2007 were $2,880,134 compared to pari-mutuel revenues of $3,277,374 the same period in 2006. Revenues for the quarter ended March 31, 2007 ($2,880,134) consisted of $1,816,218 from live Jai-Alai wagering and $1,063,916 from Inter-Track Wagering. Revenues for the quarter ended March 31, 2006 ($3,277,374) consisted of $2,127,233 from live Jai-Alai wagering and $1,150,141 from Inter-Track Wagering.

Card room Revenue for the three months ended March 31, 2007 was $105,849 compared to $255,270 for the three months ended March 31, 2006 a 58% decrease.   Direct Operating Costs totaled $77,278 for the period ending March 31, 2007, compared to $118,077 for the same period in 2006.    Card room revenue has declined in Miami due to increased competition from other facilities.

Admissions, net of state taxes, for the three month period ended March  31, 2006 was $2,861 compared to $44,257 for the three month period ended March 31, 2006. One of the reasons for the large decline is Ft. Pierce is offering free admission during the year 2007.

Food, beverage and other income for the three months ended March 31, 2007 and March 31, 2006 were $294,406 and $360,684   respectively.   There were fewer performances in 2007.

Attendance for live jai-alai performances and ITW performances for the three months ended March 31, 2007   were approximately 97,342 compared to 100,437 for the three months ended  March 31, 2006, a decrease of approximately  3,095 (3%)  from the previous year.   There were fewer performances in 2007.

Real Estate Revenue for the three months ended March 31, 2007, was -0-, compared to $4,320,000 for the same period in 2006. Costs associated with the sale of the properties in 2006 amounted to $1,708,022. The Company sold 79 acres of excess real estate adjacent to the Ft. Pierce Jai-Alai, for $3,950,000 with cost of sales $1,311,112. The Company sold the remaining home in the Tara development for $370,000. Costs associated with the sale of the home were $396,910.

Total Operating Revenues for the quarter ended March 31, 2007 was $3,283,250 compared to $8,257,585 for the same period in 2006, a decrease of $4,974,336 (60%). One significant reason for the large decrease in total operating revenues is that there were no real estate sales during the first quarter 2007, compared to the real estate sales $3,950,000 plus the remaining home in Tara for $370,000 in 2006. All areas of gaming related revenue were lower this quarter.

General And Administrative Expenses
The Company's general and administrative expenses for the three months ended March 31, 2007 and March 31, 2006, were $1,589,829 and $918,800, respectively. The Company’s general and administrative expenses compared to the first quarter last year are as follows: Executive salaries and director fees for the quarter ended March 31, 2007 were $141,400 compared to $144,400 for the quarter ended March 31, 2006 (see consulting fees). Professional fees decreased from $121,393 for the first quarter 2006, to $73,640 for the quarter ended March 31, 2007. The decrease in professional fees is due to a decrease in legal fees. Consulting fees were $150,000 for the quarters ended March 31, 2007 and March 31, 2006. Consulting fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO. Travel and entertainment expense increased from $58,240 for the first quarter of 2006, to $84,650 for the first quarter of 2007. The increase in travel expenses is the Chairman traveling relating to political activities related to slots machine. Interest expense totaled $131,500 for the first quarter of 2007, compared to $146,917 for the same period in 2006. During the first quarter 2007, the Company had stock option expense of $685,307 compared to -0- in 2006. The Company issued stock options in July 2006 which vested 50% on December 31, 2006, and 50% on July 1, 2007. The fair value of options was determined using the Black- Scholes method of calculation.

Operating Expenses
The Company's operating expenses for the three months ended March 31, 2007 were $3,164,306 compared to $3,491,405 for the same period in 2006. The components of the Company’s operating expenses and their comparison to the first quarter last year are as follow: Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending March 31, 2007 and March 31, 2006, were $934,050 and $992,827 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $281,084 for the three months ended March 31, 2007, compared to $273,117 for three months ended March 31, 2006. The components of the 2007 wagering equipment and expenses were $82,660 in ITW tote, interface, and telephone charges; $59,915 in totalizator equipment rental; $58,000 in satellite charges and $80,510 in camera/television rental. This compares to the 2006 wagering equipment and expenses of $76,602 in ITW tote, interface, and telephone charges; $56,550 in totalizator equipment rental; $57,500 in satellite charges and $82,465 in camera/television rental. Utilities expense totaled $129,440 and $136,939 respectively, for the three months periods ended March 31, 2007 and March 31, 2006. Program costs totaling $49,794 and $55,169, respectively, are also included in the total operating expenses for the three month period ended March 31, 2007 and March 31, 2006. Operating expenses (including payroll costs) for the bar, souvenir and concessions costs were $212,172 and $217,013 for the three month periods which ended March 31, 2007 and March 31, 2006, respectively. Operating payrolls and contract labor costs totaled $664,484 and $659,447 for the three month periods ended March 31, 2007 and March 31, 2006, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $664,484, $231,833 was mutuels payroll, $148,041 was maintenance payroll, $18,404 was admissions payroll, $48,718 was office payroll, and $217,487 was security payroll. Maintenance expense for the three months ended March 31, 2007, totaled $82,780 compared to $83,271 for the same period in 2006.  Advertising expense for the three months ended March 31, 2007, totaled $63,684 compared to $106,088 for the three months ended March 31, 2006. The Company continues to evaluate the effectiveness of advertising, and has cut expenses in areas that were not effective.

Real Estate Cost of Sales
The company had no real estate cost of sales during the quarter ended March 31, 2007 compared to $1,708,022 for the same period in 2006. During the three months ended March 31, 2006, the Company sold the last residence at its Tara development for $370,000. The Company had already accrued a reserve of $224,002 on the property. Net of the reserve, the Company's basis was equal to the sale price, and there was $26,910 in costs associated with the sale of the property. During the three months ended March 31, 2006, the Company also sold approximately 79 acres of investment real estate located adjacent to its' Jai-Alai facility in Fort Pierce, Florida. The sale proceeds were $3,800,000 plus $150,000 in extension fees. The sale proceeds were paid in cash. Expenses related to the sale totaled about $223,481, leaving a net amount received after expenses of $3,726,519. The company recorded a net gain on the transaction of $2,638,888 or ($0.83) per common share.

Other Income
The Company had other income of $229,268 for the three-month period ended March 31, 2007, compared to $289,967 for the quarter ended March 31, 2006. Other income for the quarter ended March 31, 2007, consisted of $207,718 in pari-mutuel tax credits, and interest income of $21,550, compared to $272,334 in pari-mutuel tax credits and $17,633 for the same period in 2006.

Tax Loss Carryforwards
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

Summary of Operations
The Company had net loss of $1,320,979 or ($.41) per common share for the three months ended March 31, 2007, compared to net income of $2,353,975 or ($.72) per common share for the three months ended March 31, 2006. The large decrease is due to an overall decrease in Operating Revenue. The most significant difference was decrease in Real Estate Sales. During the quarter ended March 31, 2007 the Company had no real estate sales compared to $4,320,000 during the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at March 31, 2007 was $2,560,000. At March 31, 2007, the Company had negative working capital of $191,114, this is a decrease in working capital of approximately $548,961 from December 31, 2006. The Company had decreased revenues and no real estate sales during the first quarter 2007. During 2006, the Company sold approximately 79 acres adjacent to the Ft. Pierce property for $3,950,000, and the remaining home at Tara for $370,000.

During the three months ended March 31, 2007, net cash provided by the Company's operating activities was $409,603 compared to net cash used in operating activities of $534,819 during the three months ended March 31, 2006. The Company had a large decrease in accounts receivable relating to an insurance payment received of $991,944 during the first quarter 2007. During 2006 the Company had a gain on the sale of the 79 acres adjacent to the Ft. Pierce property of $2,638,869. The Company's continuing operating expenses consist principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations.

During the three months ended March 31, 2007 cash provided by investing activities was $64,922 compared to cash provided by investing activities were $3,902,917 for the three months ended March 31 2006. The large decrease is due to the Real Estate Sales in 2006.

During the three months ended March, 2007, cash used in financing activities was $92,435 compared to $1,485,891 cash used during the three months ended March 31, 2006. The large decrease is due to the Company paying a principal payment on the Freedom Financial Note of $1,400,000 from the sale proceeds of the Ft. Pierce property in 2006.

The Company leases totalizator equipment from Autotote Systems, Inc, (“Autotote”) at each fronton under leases which expire October 31, 2008. The leases require minimum annual rental at the Miami and Ft. Pierce locations. Transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of $500 per performance, under a contract which expires in 2008. For 2007 and 2008, the minimum lease commitment is $351,000 each year,

The Company also leases parking facilities adjacent to the Miami fronton. This lease was dated February 17, 2003, and during 2006 there was a required annual payment of $117,000. For 2007, the annual payment will be $126,000.

As of March 31, 2007, the Company owed Freedom $1,495,254 secured by a first mortgage on both the Miami and Ft. Pierce facilities. The mortgage to Freedom is due in full on October 31, 2008. The Company also owes Isle of Capri Casinos, Inc. a secured note in the amount of $5,000,000 which is due in full on December 31, 2008. The Company plans to secure the funds necessary to pay these amounts as they become due by raising new capital in a private placement of equity securities or from the sale of a portion of the excess real estate adjacent to the Fort Pierce Jai-Alai facility. There is no assurance that the Company will be successful in these efforts.

Off-Balance Sheet Arrangement

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

The Company has the FGC has filed its answer and a counterclaim asking, among other things, for a declaration that all agreements related to the operation of the Summer Jai-Alai Partnership terminated October 31, 2004. The Corporation believes that FGC has meritorious positions in all remaining claims related to the Summer Jai-Alai during the 2002-2003 and 2003-2004 seasons and FGC intends to vigorously pursue its defense and counterclaim.

The Company is a defendant in certain other suits which are deemed to be routine litigation in the ordinary course of business. The Company believes that the ultimate resolution of the suits will not have a material adverse impact on the Company's financial position or its results of operations.

Item 2. Unregistered sales of equity securities and use of proceeds .
None

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

4.2	Stock Option Agreement entered into by and between Registrant and Freedom Financial Corporation dated April 28, 2006 and is filed as Exhibit 4.2 to Registrants Current Report on Form 8-K dated April 28, 2006, is incorporated herein by reference as Exhibit 4.2.

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

FLORIDA GAMING CORPORATION
(Registrant)

Date: May 14, 2007	By:	/s/ W.B. Collett
W.B. Collett
Title Chairman of the Board and Chief Executive Officer

Date: May 14, 2007	By:	/s/ /s/ Kimberly Tharp
Kimberly Tharp
Title Chief Financial Officer