Form 10QSB
period 2007-06-30
FLORIDA GAMING CORP
filed 2007-08-14
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

F O R M 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 2007

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

YES ☒    NO ☐

3,339,178 shares of the issuer's Common Stock were outstanding as of the latest practicable date,   August 14 , 2007
Transitional Small Business Disclosure Format:

YES☐ NO ☒

FLORIDA GAMING
CORPORATION

INDEX TO FORM 10-QSB

PAGE NUMBER
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	3
Statements of Operations (unaudited) for the Three and Six Months ended June 30, 2007 and 2006	5
Statements of Cash Flows (unaudited) for the Six Months ended June 30, 2007 and 2006	6
Notes to Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	15
Item 3. Controls and Procedures	23
PART II. OTHER INFORMATION	24
SIGNATURES	27
Certification of CEO
Certification of CFO

PART 1. FINANCIAL INFORMATION

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$6,362,769	$2,177,910
Accounts receivable, net	714,672	1,615,190
Inventory (Note 2)	37,018	41,185
Total current assets	$7,114,459	$3,834,285
PROPERTY AND EQUIPMENT:
Land	$4,390,487	$4,383,986
Buildings and Improvements	6,811,178	6,811,178
Furniture, fixtures and equipment	1,872,150	1,500,938
	$13,073,815	$12,696,102
Less accumulated depreciation	(3,439,418)	(3,296,717)
	$9,634,397	$9,399,385
REAL ESTATE HELD FOR SALE (net)	297,500	297,500
OTHER ASSETS	676,717	696,184
	$17,723,073	$14,227,354

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2007	2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$3,783,676	$3,311,116
Short-term borrowing and current portion of long-term debt	112,584	165,322
Total current liabilities	$3,896,260	$3,476,438
LONG-TERM LIABILITIES
Long-term portion notes payable	6,401,128	6,468,741
STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):
Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 28,235 shares issued and outstanding at June 30, 2007 and December 31, 2006	2,823	2,823
Class AA convertible preferred stock, convertible to common stock; $.10 par value, 5,000 shares authorized; 5000 shares issued and outstanding at June 30, 2007 and -0- shares issued and outstanding at December 31, 2006	500	-0-
Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at June 30, 2007 and December 31, 2006	5	5
Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 200 Shares issued and outstanding at June 30, 2007 and December 31, 2006	20	20
Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at June 30, 2007 and December 31, 2006	200	200
Common stock, $.20 par value, authorized 7,500,000 shares, 3,339,178 issued and outstanding at June 30, 2007 and 3,339,194 issued and outstanding at December 31, 2006	667,836	667,839
Capital in excess of par value	47,850,390	41,683,889
Accumulated deficit	(41,096,089)	(38,072,601)
Total stockholders’ equity	7,425,685	4,282,175
Total liabilities and stockholders’ equity	$17,723,073	$14,227,354

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net
of State Taxes	$1,661,435	$1,854,983	$3,477,653	$3,982,217
Inter-Track Commissions	944,765	1,003,624	2,008,681	2,153,765
	$2,606,200	$2,858,607	$5,486,334	$6,135,982

Real Estate Sales			$-	$4,320,000

OTHER REVENUE
Cardroom Income	104,792	243,556	210,640	498,826
Admissions Income, net of taxes	6,422	37,229	9,283	81,486
Programs, Food, Beverage and Other	248,079	283,363	542,484	644,047
Total Operating Revenue	$2,965,493	$3,422,755	$6,248,741	$11,680,341

EXPENSES
Operating	$3,018,893	$3,130,988	$6,183,197	$6,649,303
General and Administrative	1,707,503	990,401	3,297,332	1,882,291
Depreciation and Amortization	77,840	75,938	157,203	151,289
Real Estate Cost of Sales	-	-	-	1,708,022
	$4,804,236	$4,197,327	$9,637,732	$10,390,905

NET INCOME (LOSS) FROM OPERATIONS	$(1,838,743)	$(774,572)	$(3,388,991)	$1,289,436

OTHER INCOME
Pari-Mutuel Tax Credits	207,492	226,845	415,210	472,067
Other Income	0	0	0	27,111
Interest Income	16,742	32,398	38,293	50,032
	224,234	259,243	453,503	549,210

NET INCOME (LOSS)	$(1,614,509)	$(515,329)	$(2,935,488)	$1,838,646
Basic Income (Loss) per Common Share	$(0.50)	$(0.18)	$(0.91)	$0.54
Diluted Income (Loss) per Common Share	$(0.50)	$(0.18)	$(0.91)	$0.43
Weighted Avg Common Shares Outstanding	3,339,178	3,239,410	3,339,186	3,209,632
Diluted Avg Common Shares Outstanding	3,339,178	3,239,410	3,339,186	4,284,777

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30,	June 30,
	2007	2006
Cash flows from operating activities:
Net Income (Loss)	$(2,935,488)	$1,838,646
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	157,203	151,289
Stock Options	1,370,619	0
Gain on Sale of Property	0	(2,611,978)
Loss on Impairment of Assets	5,050	5,050
Decrease (increase) in Inventory	4,166	(3,144)
Decrease in Accounts Receivable	900,518	300,089
Increase (Decrease) in A/P and Accrued Expenses	472,560	(329,690)
Net cash used in operating activities	(25,372)	(649,738)

Investing Activities:
Purchases of Property and Equipment	(377,714)	(356,255)
Capitalized Improvement Costs	(5,050)	(5,050)
Collection of Note Receivable	0	520,000
Proceeds from the sale of real estate	0	4,069,609
Decrease (Increase) in Other Assets	4,966	(58,361)
Net proceeds provided by (used in) investing activities	(377,798)	4,169,943

Financing Activities:
Proceeds from Issuance of Preferred Stock	4,796,380	0
Proceeds from Issuance of Common Stock	0	117,450
Repayment of Debt	(120,351)	(1,554,037)
Dividends Paid	(88,000)	(88,000)
Net cash provided by (used in) financing activities	4,588,029	(1,524,587)

NET INCREASE (DECREASE) IN CASH	4,184,859	1,995,618

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,177,910	2,042,497
CASH AND CASH EQUIVALENTS AT JUNE 30, 2007 AND JUNE 30, 2006	$6,362,769	$4,038,115

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$262,324	261,722

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce, and Miami, Florida through its Florida Gaming Centers, Inc. subsidiary (Centers). The Company also conducts intertrack wagering (ITW) on jai alai, horse racing and dog racing from its facilities. Poker and dominoes are played at the Miami Jai-Alai.  In addition, the Company operates Tara Club Estates, Inc. (“Tara”), a residential real estate development and commercial project located near Atlanta in Walton County, Georgia. Approximately 40% of the Company's common stock is controlled by the Company's Chairman and CEO either directly or beneficially through his ownership of Freedom Financial Corporation (Freedom), a closely held investment company.

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

Bad Debt Reserve: The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables. Activity in the allowance for the quarter ended June 30, 2007, and the year ending December 31, 2006 are as follows:

	6/30/2007	12/31/2006

Allowance for doubtful accounts
Balances, January 1	$135,972	$137,608
Provision for losses	-0-	(1636)
Charges to the allowance	-0-	-0-
Balances, June 31, 2007 and December 31, 2006	$135,972	$135,972

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at June 30, 2007.

Other comprehensive income: The Company follows the provisions of Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income . The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income in 2007 and 2006.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. During the second quarter, 2007, the Company's liability to host tracks for ITW collections totaled $213,008 and unclaimed winnings (outs) totaled $125,430.

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

The net loss per common share for the quarters ended June 30, 2007 and June 30, 2006 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock ($51,366 and $52,041, respectively) by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended June 30, 2007 and June 30, 2006 was 3,339,178 and 3,239,410, respectively.

The net loss per common share for the six months ended June 30, 2007 and June 30, 2006 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock ($102,731 and $104,082, respectively) by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the six months ended June 30, 2007 and June 30, 2006 was 3,339,186 and 3,209,632.

Weighted average equivalent shares on a fully diluted basis for the six months ended June 30, 2006 were 4,284,777 consisting of options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 3,209,632 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred. Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the six months ended June 30, 2007 because the effect would be antidilutive.

Advertising Costs: Advertising costs are expensed as incurred.

Stock Options: The Company accounts for all stock based compensation in accordance with FASB 123(R), which requires that equity instruments issued as compensation be measured at fair value determined by the Black-Scholes option pricing model consistent with FASB 123 (R). In July 2006, the Company issued 835,625 options to employees, director, and Freedom Financial for an exercise price of $17.00, with a fair value of $13.30. The options vested half on December 31, 2006, and the other half vested on July 1, 2007. The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with FASB 123(R). As a result, the Company recorded for the quarter ended June 30, 2007 $685,311 in compensation expense, and for the six months ended June 30, 2007, the Company recorded $1,370,619 in compensation expense. There was no expense recorded during the three and six month period ended June 30, 2006.

On May 4, 2007, the Company granted to John P. Morgan, Optionee, an option (the “Option”) under the Company’s Advisors and Consultants Stock Option plan (the “Plan”), to purchase up to 50,000 shares of $.20 par value common stock of the Company. The Option is non-transferable except by operation of law and is exercisable, in whole or in part, from time to time, anytime after the date of the legal approval of slot machines at the Company’s Miami Jai-Alai facility has been obtained and before twelve (12) months following the date of this Agreement. The purchase price for each share subject to the Option is $35.00 (“the Purchase Price”).

The Optionee acknowledges and agrees that the obligation of the Company to issue any Shares to the Optionee pursuant to this Agreement is subject to the legal approval of slot machines at the Company’s Miami Jai-Alai facility and subject to terms and conditions of this Agreement, the Plan and all applicable laws, rules and regulations, including, without limitation, all applicable federal and state securities laws. The Optionee acknowledges and agrees that the obligation of the Company to issue any Shares to the Optionee pursuant to this Agreement is subject to the simultaneous payment made by the Optionee to the Company of an amount equal to the required charge to the Company’s capital or expense accounts as computed by the Company’s Certified Public Accountants pursuant to the Black-Scholes Method of calculating the required charge.

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

(3) REAL ESTATE HELD FOR SALE

As of June 30, 2007, the Company's subsidiary, Tara Club Estates, Inc. held six (6) residential lots at it’s residential real estate development (“Tara”), which is situated in Loganville, Walton County, Georgia with an aggregate carrying value of $297,500. The Company carries a valuation reserve on one lot in the amount of $5,069. The Company has completed its development activities at Tara. Accordingly, any future expenses incurred related to these properties will be expensed as incurred.
Valuation Reserve Analysis

	06/30/2007	12/31/2006
Balance at the beginning of the year	$5,069	$224,021
Provision charged to operations		5,050
Charge offs to the reserve		(224,002)
Ending Balance	$5,069	$5,069

The Company had no real estate sales during the three and six months ended June 30, 2007. During the six month period ending June 30, 2006 the Company sold the one remaining residential home during for $370,000. The Company had accrued a net reserve of $224,002 on the home. The Company paid the construction loan of $127,600 on the property and other costs associated with the sale of the property amounted to $26,910. During the six months ended June 30, 2006, the Company sold approximately 79 acres of investment commercial real estate located adjacent to its' Jai-Alai facility in Fort Pierce, Florida. The sale proceeds were $3,950,000 including $150,000 in extension fees. The sale was paid in cash. Expenses related to the sale totaled about $223,481, leaving a net amount received after expenses of $3,726,519. The company recorded a net gain on the transaction of $2,638,888.

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

Effective July 1, 1998, tax relief legislation was enacted by the State of Florida stipulating that jai alai permit holders incurring state taxes on handle and admissions in an amount exceeding its operating earnings (before deduction of certain expenses such as depreciation and interest) for the prior year are entitled to credit such excess amounts against pari-mutuel taxes due and payable. For the years 2001 through 2006 Miami had unused credits totaling $2,352,201. Tax credits are used to satisfy the Company's obligation to pay taxes incurred on handle and admission. Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of the amounts of future tax credits.

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

CLASS AA PREFERRED STOCK

On June 15, 2007 the Company issued 5,000 shares of its Series AA 7% cumulative preferred stock to Prides Capital for $1,000 cash per share for an aggregate of $5,000,000. Each share is convertible into 40 shares of the Company’s $.20 par value common stock. The Stockholders Agreement grants immediate piggy-back registration rights and demand registration after September 1, 2009. In the event of a dissolution the holders of the Company of Class AA shall receive the stated value per share of Series AA Preferred Stock and all accrued and unpaid dividends to and including the date of payment thereof, prior to any distribution to holders of common stock. W. B. Collett, individually, agreed to “Tag-Along” Rights. For further information please refer to the Company’s 8-K filed June 15, 2007.

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

The Class A Preferred Stock, the Series AA Preferred Stock, the Series B Preferred Stock, the Series E Preferred Stock, and the Series F Preferred Stock are all equal in rank with respect to the payment of dividends and with respect to the distribution of assets upon liquidation of the Company.

(6) COMMITMENTS AND CONTINGENCIES

Isle of Capri Casinos, Inc. On October 29,2004, the Company borrowed $5 million (the "Loan") from Isle of Capri Casinos, Inc., a Delaware corporation ("Isle"), pursuant to a Secured Promissory Note (the "Note"). Under the Note, interest accrues on the unpaid principal balance at an annual rate of 6%. On January 1, 2005 and on the first day of each fiscal quarter thereafter through December 31, 2008, the Company must make quarterly payments of interest only, in arrears, to Isle except that during the continuance of any Event of Default (as defined in the Note), interest accrues at an annual rate of 12%. The entire unpaid principal amount of the Note and unpaid interest thereon is due and payable on the earlier of (i) the sale of all or any material portion of the assets of, or all or any substantial equity interest in, Florida Gaming Centers, Inc., (Centers), or (ii) December 31, 2008.

Pursuant to the Isle Note, on October 29, 2004 the Company was required to repay certain indebtedness owed by the Company to Freedom Financial Corporation ("Freedom"), an Indiana corporation and the beneficial owner of approximately 33.2% of the voting power of Florida Gaming. The Note further required Freedom to release its security interest in all of the outstanding shares of the capital stock of Centers, its lien and security interest on all of the assets of Centers, and the guarantee by Centers of all of Florida Gaming's obligations under an Agreement for Line of Credit dated November 24, 1998 by and between the Company and Freedom Financial (collectively, the "Released Security"). The Note also required that Freedom pay to Isle $1,200,000 on October 29, 2004 to repay a portion of certain pre-existing indebtedness owed by Freedom to Isle.

Pursuant to a Pledge Agreement dated October 29, 2004 among Isle, the Company, and Centers (the "Pledge Agreement"), Florida Gaming's obligations to Isle under the Note are secured by Florida Gaming's pledge to Isle of a continuing security interest in (i) 1,000 shares of the capital stock of Centers owned by the Company which constitutes all of the issued and outstanding shares of Centers' capital stock, (ii) all other property delivered to Isle in substitution for or in addition to the Centers capital stock, and (iii) all products and proceeds of all of the foregoing.

In connection with the Isle Loan, the Company and its subsidiary, Centers, and Isle also entered into a letter agreement dated October 29, 2004 (the "Letter"). Pursuant to the Letter, Florida Gaming and Centers agreed that during the period beginning October 29, 2004 and ending on the date (the "Final Approval Date") which is the earlier of (i) the date that is six months after the date on which approval by local referendum allowing for the operation of slot machines at the Miami Jai Alai (the "Miami Jai Alai Business") is adopted by the State of Florida and approved by a local referendum in Dade County, FL (ii) December 31, 2008, Florida Gaming and Centers will not solicit, initiate, or engage in any discussions or negotiations with any third party relating to any possible agreement or other arrangement involving the acquisition of all or substantially all of the Miami Jai Alai Business from Centers or any other transaction (a "Prohibited Transaction") that would  otherwise materially interfere with or impair or delay the Transaction (as hereinafter defined). The Letter further provides that beginning on October 29,2004 and ending on the date that is six months after the Final Approval Date, but in no event later than December 31, 2008, Florida Gaming, Centers, and Isle will use their commercially reasonable best efforts to negotiate in good faith a definitive agreement providing for the purchase by Isle of the Miami Jai Alai Business (the "Transaction"). equal to the greater of: (i) the difference between (a) six times the projected first year EBITDA of the Miami Jai Alai Business and (b) the projected cost to Isle of the development, construction, equipping and opening of the slot machine facility proposed by Isle at the location of the Miami Jai Alai Business; or (ii) $100 million. The Letter further provides that if the projected net revenue is less than 55%, the parties may further negotiate the purchase price with appropriate adjustments for such lesser net revenue.

Registration Rights: The Company has committed upon certain terms and conditions, to use its best efforts to register for resale, certain shares held by other parties, allowing those shares to be publicly traded. The Company intends to use reasonable efforts to comply with these commitments.

Leases: The Company rents totalizator equipment (Autotote) at each fronton under leases which expire October 31, 2008. The totalizator leases require a minimum annual rental at the Miami and Ft. Pierce locations. Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance, under a contract which expires 2008. The aggregate totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2006 and 2005 was approximately $351,000 and $372,000, respectively. The remaining minimum lease commitments under all operating leases at June 30, 2007 total $351,000 per year ($226,200 at Miami, and $124,800 at Ft. Pierce) and expire in October, 2008. The Company also leases certain parking facilities adjacent to Miami Fronton. The 2007 renewal requires annual payments of $126,000 per year, compared to $117,000 annual payment in 2006.

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

Summer Jai Alai

In conjunction with the acquisition of WJA’s Frontons, the Company acquired WJA’s 21% interest in Summer Jai-Alai (“SJA”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami fronton during the six months between May 1 to October 31 (“Summer Jai-Alai Operations”). The Company’s Summer partners were Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors. The Company’s interest in the partnership was accounted for under the equity method and had a carrying value of $50,657 at June 30, 2007.

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

Effective October 31, 2004 the Partnership terminated and subsequent to December 31, 2004 the Company has operated Summer Jai-Alai for its own benefit as a division of the Company. In this connection the Company assumed certain operating payables and receivables of the Partnership which resulted in the Company carrying a receivable from SJA of $255,509 at June 30, 2007. All revenues and expenses of the Summer Jai-Alai division are included in operating income and expenses in the accompanying statements of operations. The Company’s former partners have challenged the termination of the partnership and litigation is currently pending.

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

The consideration for the acquisition of the three WJA frontons included (i) the cancellation of WJA Notes and related obligations acquired by the Company from the Bank of Oklahoma, NA, (ii) the retention by WJA of 200,000 shares of the Company's common stock received by WJA in the sale of the Ft. Pierce facility, and (iii) a profit sharing arrangement described below. The Company assumed all liabilities of WJA arising in the ordinary course of the business, subject to certain limitations and exceptions. The Company also assumed the principal amount outstanding under a $500,000 promissory note owed by WJA to Wheeler-Phoenix, Inc. The terms of the note were amended to provide for repayment of principal over a ten year period, following the closing, in equal annual installments of $50,000 plus interest at 6% per annum. As of June 30, 2007 this note was paid in full.

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

(9) RELATED PARTY TRANSACTIONS

Management fees. In lieu of salaries for the Chairman/CEO, the Company pays management fees to Freedom of $720,000 per year. Effective May 1, 2007, the Board of Directors increased the Chairman/CEO monthly management fee from $50,000 to $60,000 per month.

CIB Bank/Freedom Note

On October 31, 2005 Freedom Financial purchased from the First Bank (formerly CIB) the Company loan for $2,400,000.  As part of this purchase, First Bank assigned the Company’s note as well as the mortgages, rents, and receivables securing the note to Freedom.  First Bank retained the right to a deferred fee of up to $250,000 and First Bank and Citrus Bank retained the right to exercise certain stock warrants to purchase common stock of the Company. The exercise of the warrants eliminated the payment of the deferred fee.   At the same date, Florida Gaming renegotiated the terms of this note with Freedom. Under the new terms, the note has a fixed interest rate of 8.0% per annum and is secured by various mortgages, rents, and receivables.  The note matures on October 31, 2008.  The Company issued 20,000 stock warrants to Freedom Financial and 40,000 stock warrants to two financiers who helped to facilitate this loan.  The warrants were valued at $3.52 per share for a total value of $210,582 and were recorded as a capitalized financing cost. Such cost is being amortized over the life of this loan.

The First Bank debt was personally guaranteed by the Company’s Chairman. In that connection the Company agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the First Bank loan on each anniversary date of the loan. The Company has also agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the Freedom debt. Guarantee payments totaling $35,854 were paid through December 31, 2006, pursuant to this agreement. At June 30, 2007, the Company had accrued $14,805 in guarantee payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions. When the Company makes forward-looking statements, it is we are basing them on management’s beliefs and assumptions, using information currently available. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to the following:

•	changes in legislation

•	federal and state regulations;

•	general economic conditions;

•	competitive factors and pricing pressures;

•	dependence on the services of key personnel;

•	interest rates;

•	Risks associated with acquisitions;

•	and uncertainties related to the State of Florida negotiations with the American Indian tribes who operate casinos.

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

Florida Gaming Corporation (the "Company") currently owns and operates two jai-alai and inter-track pari-mutuel wagering facilities (each, a "Fronton," and collectively, the "Frontons") located in Miami and Central Florida (“Ft. Pierce”). The Company's business consists primarily of its operations at the Frontons, which include, among other things, live jai-alai games, poker, dominoes, inter-track pari-mutuel wagering ("ITW") on jai-alai, thoroughbred racing, harness racing, and dog racing, and the sale of food and alcoholic beverages. Poker and dominoes are played at the Miami Jai-Alai Crystal Card Room. The Company also owns a third gaming permit which was previously operated by the Company at the Tampa Jai-Alai Fronton in Hillsborough County (Tampa) Florida.

The term "pari-mutuel wagering," which refers to the betting by members of the public against each other, as used in this report includes wagering on both live Jai-Alai performances and ITW.

The Company's Ft. Pierce location provides audio, video and Inter-Track Wagering (“ITW”) on live inter-track and interstate telecasting of horse racing, dog racing and jai-alai from the State of Florida as well as the rest of the country. The Miami location receives limited ITW telecasts, but telecasts its jai-alai performances via satellite to approximately sixty-two (62) other gaming facilities in Florida, Connecticut, Rhode Island, and to approximately 25 locations in Mexico, Central America, and Austria. ITW provides about 50% of the Company's revenue as well as providing additional entertainment for customers. The Miami location also operates a card room (including domino tables). Ft. Pierce received approval on June 5, 2007 to operate a card room. The Company is currently renovating approximately 8,000 square feet in preparing for the opening of the card room in late 2007.

In November, 2004 voters in the state of Florida approved an amendment to the Constitution of the State of Florida to allow Broward and Dade Counties in Florida the local option to hold elections to approve Class III slot machine gaming at pari-mutuel betting facilities located within Dade and Broward counties. The Company's Miami fronton is located in Dade County. In March, 2005 local option elections were held in Broward and Dade Counties. The local referendum to approve slots passed in Broward County and failed in Dade County. State Law allowed another local option referendum in Dade County in two years. On July 10, 2007, the Miami-Dade County Commission approved a local option referendum to the January 29th, 2008 ballot to allow slot machines at the county’s three pari-mutuels, Miami Jai-Alai, Flagler Dog Track and Calder Race Track. The Company has been advised that the January 29th ballot will include the presidential primary and a proposed state constitutional amendment to expand the property tax homestead exemption.

On June 5, 2007, the St. Lucie county commissioners voted that Ft. Pierce Jai-Alai be allowed to operate a card room. The Company is currently in the process of converting approximately 8,000 square feet for the card room which will host poker games and tournaments with the maximum bet of $5.00, and no pot limit. Ft. Pierce Jai-alai officials believe that the card room will be an alternative to patrons that are currently traveling to Palm Beach and Brevard Counties in order to play poker. The Card Room is scheduled to open in late 2007.

On August 8, 2006, the District Court of Appeals, First District, State of Florida rendered a decision in the case of Floridians Against Expanded Gambling (“FAEG”), et. al versus Floridians for a Level Playing Field, et. al. FAEG challenged the process by which signatures were collected in order to place a constitutional amendment on the ballot in 2004 allowing Miami-Dade and Broward County voters to approve slot machines in pari-mutuel facilities. The District Court of Appeals reversed a decision of the Florida trial court, which granted summary judgment and dismissed the challenge, and remanded the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process. A motion for rehearing by the entire Court of Appeals or in the alternative a motion for certification to the Florida Supreme Court has been filed. The case was re-heard by the entire Court of Appeals and the panel’s decision was upheld. The Florida Supreme Court has accepted jurisdiction. A decision is not expected until after oral arguments, which are scheduled for September 17, 2007.

On July 1, 2007 Legislation was passed by Senate Bills 134 and 135, allowing year-round operation of poker rooms, adding dominoes to card rooms, and raising the maximum wager on poker from $2 to $5. Also, on July 1, 2007, legislation passed permitting an additional 500 slot machines up from the current 1,500 machines in Dade and Broward County, and permitting ATM machines at the facilities, and extending the hours of operation from 16 hrs to 18 hrs on weekdays, and allowing 24 hours a day on the weekends. If voters would approve slot machines in Miami-Dade, the new legislation would also apply to the Miami Jai-Alai facility.

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

The Company presents accounts receivable, net of allowances for doubtful accounts, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an assessment of the overall economic conditions as well as the aging of the accounts receivable. In the event that the receivables become uncollectible after exhausting all available means of collection, the company will be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The effect of this entry would be a charge to income, thereby reducing its net profit. Although the company considers the likelihood of this occurrence to be remote, based on past history and the current status of it’s accounts, there is a possibility of this occurrence. At this time the Company has one large receivable, a receivable from Summer Jai-Alai of $255,509. The Company intends to collect the full amount of the receivable from Summer Jai-Alai when the dispute is settled- See Part II-Legal Proceedings.

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. Allowance for doubtful accounts totaled $133,967 for the six months ended June 30, 2007. The Company has reserved $98,608, for a receivable from its former Summer Jai-Alai partners. The remainder of the allowance are for receivables over 120 days past due.

In connection with losses incurred from natural disasters, insurance proceeds are collected on existing business interruption and property and casualty insurance policies. When losses are sustained in one period and the amounts to be recovered are collected in a subsequent period, management uses estimates to determine the amounts that it believes will be collected. So far the Company’s estimates have proved to be reasonable (See Legal Proceedings).

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

In accordance with SFAS No. 144, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated by using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annually and has found this to be very effective. There have been no provision for losses for the six months ending June 30, 2007.

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

The Company's policy for unclaimed winning tickets follows the requirements as set forth by the State of Florida. Abandoned tickets are winning tickets that remain uncashed for a period of one year. The value of the abandoned tickets escheat to the state. These funds are deposited into the State School Fund for support and maintenance of Florida's public schools. During the first six months of 2007, unclaimed winning totaled $125,430.

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

Card Room & Dominoes Development

A new Florida pari-mutuel statute was enacted July 1, 2007 allowing card rooms at licensed pari-mutuel facilities to add the game of dominoes, increase the maximum wager on poker, and permit year round operation of card rooms. Card rooms are regulated by the Florida Division of Pari-Mutuel Wagering (“DPMW)”. Permitted games are limited to non-banked poker games and dominoes. Card Rooms were authorized by the county commission and on June 5, 2007, the St. Lucie County commission approved the Company’s Ft. Pierce Jai-Alai to operate a card room. The Company anticipates the Ft. Pierce card room will open in late 2007.

The Company currently operates a card room at the Miami Jai-Alai facility. There have been some positive changes in the new legislation:

1.	Card rooms may operate on any day for a cumulative amount of 12 hours;

2.	“Authorized games” means a game or series of games of poker or dominoes;

3.	“Tournament” means a series of games that have more than one betting round involving one or more tables and where the winners or others receive a prize or cash award;

4.	Card room operators may award giveaways, jackpots, and prizes to a player who holds certain combinations of cards specified by the card room operator;

5.	Card rooms maximum bet may not exceed $5 in value. There may not be more than three raises in any round of betting;

6.	Card rooms may conduct games of Texas Hold-Em’s with a betting limit if the required player buy-in is not more than $100.

Florida state taxes are 10% of revenue and 4% of the revenues are paid to the jai-alai players. The Company is encouraged with the recent changes to the card room rules and the addition of dominoes and believes these changes should improve the overall profitability of the card room operation.

RESULTS OF OPERATIONS -- SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2006

During the quarters ended June 30, 2007, and June 30, 2006, the Company's operations reflects three months' operation of live Jai-Alai performances at Miami and a full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce for the quarters ending June 30, 2007 and June 30, 2006. Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria. The Miami location also offers dominoes and poker in its’ card room.

Handle Analysis for the Quarter Ended June 30, 2007 compared to the Quarter ended June 30, 2006

Total handle (amount of money wagered) for the three months ended June 30, 2007 was $22,669,190 of which $10,651,642 was from live jai-alai wagering and $12,017,548 was from inter-track wagering. Total handle (amount of money wagered) for the three months ended June 30, 2006 was $24,108,419 of which $11,626,186 was from live jai-alai wagering and $12,482,233 was from inter-track wagering. The live handle decreased $974,544 from the second quarter 2006 to the second quarter 2007. Inter-track wagering decreased $464,685 from $12,482,233 for the quarter ended June 30, 2006 to $12,017,548 for the quarter ended June 30, 2007. Overall, wagering has decreased even though there has been a slight increase in attendance. There were eight fewer performances in 2007 which would lower the handle.

Total Revenues for the Quarter ended June 30, 2007 compared to Quarter ended June 30, 2006

Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended June 30, 2007 were $2,606,200 compared to pari-mutuel revenues of $2,858,607 the same period in 2006. Revenues for the quarter ended June 30, 2007 ($2,606,200) consisted of $1,661,435 from live Jai-Alai wagering and $944,765 from Inter-Track Wagering. Revenues for the quarter ended June 30, 2006 ($2,858,607) consisted of $1,854,983 from live Jai-Alai wagering and $1,003,624 from Inter-Track Wagering.

Card Room Revenue for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006

Card room Revenue for the three months ended June 30, 2007 was $104,792 compared to $243,556 for the three months ended June 30, 2006 a $138,764 decrease. Direct Operating Costs totaled $80,502 for the period ending June 30, 2007, compared to $134,042 for the same period in 2006. Card room revenue for the quarter decreased due to the increased competition in 2007.

Admissions for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006

Admissions income, net of state taxes, for the quarter ended June 30, 2007 was $6,422 compared to $37,229 for the quarter ended June 30, 2006. The reason for the decline in income is that Ft. Pierce has not charged admission during 2007.

Food, beverage and other income for the quarter ended June 30, 2007 and June 30, 2006

Food, beverage and other income for the quarter ended June 30, 2007 and June 30, 2006 were $248,079 and $283,363 respectively. There were fewer performances during 2007 which reduced income.

Attendance for the quarter ended June 30, 2007 and June 30, 2006

Attendance for live jai-alai performances and ITW performances for the quarter ended June 30, 2007 were approximately 84,171 compared to 71,289 for the quarter ended June 30, 2006, an increase of approximately 12,882 from the previous year.

Real Estate Revenue for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006

There were no real estate sales for the quarters ended June 30, 2007 and June 30, 2006.

Total Operating Revenues for the Quarter ended June 30, 2007 compared to June 30, 2006

Total Operating Revenues for the quarter ended June 30, 2007 was $2,965,493 compared to $3,422,755 for the same period in 2006, a decrease of $457,262. All areas of operations saw a decline this quarter, even though there was an increase in attendance. There were eight fewer performances which contributed to the decrease.

Handle Analysis for the Six Months Ended June 30, 2007 compared to the Six Months ended June 30, 2006

Total handle (amount of money wagered) for the six months ended June 30, 2007 was $46,614,444 of which $22,046,746 was from live jai-alai wagering and $24,567,698 was from inter-track wagering. Total handle (amount of money wagered) for the six months ended June 30, 2006 was $50,812,107 of which $24,724,587 was from live jai-alai wagering and $26,087,520 was from inter-track wagering.

Of the total handle, live handle decreased $2,677,841 from the six months ended 2006 to the six months ended 2007. Inter-track wagering decreased from $26,087,520 for the six months ended June 30, 2006 to $24,567,698 for the six months ended June 30, 2007, a $1,519,822 decrease. There were thirty-three fewer performance in 2007, which results in lower handle and revenue.

Total Revenues for the Six Months ended June 30, 2007 compared to the Six months ended June 30, 2006

Pari-mutuel revenues (net of state pari-mutuel taxes) for the six months ended June 30, 2007 were $5,486,334 compared to pari-mutuel revenues of $6,135,982 the same period in 2006. Revenues ($5,486,334) for the six months ended June 30, 2007 consisted of $3,477,653 from live Jai-Alai wagering and $2,008,681 from Inter-Track Wagering. Revenues ($6,135,982) for the six months ended June 30, 2006 consisted of $3,982,217 from live Jai-Alai wagering and $2,153,765.

Card Room Revenue for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

Card room Revenue for the six months ended June 30, 2007 was $210,640 compared to $498,826 for the six months ended June 30, 2006 a 57% decrease. Direct Operating Costs totaled $157,780 for the period ending June 30, 2007, compared to $262,118 for the same period in 2006. There has been an increase in competition in 2007.

Admissions for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

Admissions income, net of state taxes, for the six months ended June 30, 2007 was $9,283 compared to $81,486 for the six months ended June 30, 2006. The reason for the decline in income is that Ft. Pierce has not charged admission during 2007.

Food, beverage and other income for the six months ended June 30, 2007 and June 30, 2006

Food, beverage and other income for the six months ended June 30, 2007 and June 30, 2006 were $542,484 and $644,047 respectively. There were fewer performances during 2007 which reduced income in many areas.

Attendance for the six months ended June 30, 2007 and June 30, 2006

Attendance for live jai-alai performances and ITW performances for the six months ended June 30, 2007 was approximately 181,513 compared to 171,716 for the six months ended June 30, 2006, an increase of approximately 9,797, (6%) from the previous year.

Real Estate Revenue for the six months ended June 30, 2007 compared to six months ended June 30, 2006

There were no Real Estate sales for the six months ended June 30, 2007 compared to $4,320,000 for the same period in 2006. Costs associated with the sale of the properties in 2006 amounted to $1,708,022. The Company sold 79 acres of excess real estate adjacent to the Ft. Pierce Jai-Alai, for $3,950,000 with cost of sales $1,311,112. The Company sold the remaining home in the Tara development for $370,000. Costs associated with the sale of the home were $396,910.

Total Operating Revenues for the six months ended June 30, 2007 compared to six months ended June 30, 2006

Total Operating Revenues for the six months ended June 30, 2007 was $6,248,741 compared to $11,680,341 for the same period in 2006, a decrease of $5,431,600. One significant reason for the large decrease in total operating revenues is that there were no real estate sales during the six months ended June 30, 2007, compared to the real estate sales $3,950,000 plus the remaining home in Tara for $370,000 in 2006. All areas of revenue were lower in 2007. Gaming related revenues were lower due to fewer performances.

General And Administrative Expenses for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006

The Company's general and administrative expenses for the quarter ended June 30, 2007 and June 30, 2006, were $1,707,503 and $990,401, respectively. Significant categories of the Company’s general and administrative expenses for the second quarter of 2007 compared to the second quarter of 2006 are as follows: Executive salaries and director fees for the quarter ended June 30, 2007 were $145,900 compared to $179,400 for the quarter ended June 30, 2006 (see consulting fees). Professional fees increased from $155,587 for the second quarter 2006, to $166,608 for the second quarter ended June 30, 2007. The increase in professional fees is due to an increase in legal fees associated with legislation regarding cardrooms at Ft. Pierce. Consulting fees were $170,000 for the quarters ended June 30, 2007 compared to $150,000 for the same period in 2006. Consulting fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO. Effective May 1, 2007, the Board of Directors authorized a $10,000 per month increase in salary to the Chairman/CEO. Travel and entertainment expense increased from $73,185 for the second quarter of 2006, to $83,309 for the second quarter of 2007. The increase in travel expenses is related to the Chairman traveling relating to political activities related to slots machine. Interest expense totaled $130,824 for the second quarter of 2007, compared to $114,805 for the same period in 2006. During the second quarter 2007, the Company had stock option expense of $685,311 compared to -0- in 2006. The Company issued stock options in July 2006 which vested 50% on December 31, 2006, and 50% on July 1, 2007. The fair value of options was determined using the Black- Scholes method of calculation..

General And Administrative Expenses for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

The Company's general and administrative expenses for the six months ended June 30, 2007 and June 30, 2006, were $3,297,332 and $1,882,291 respectively. Significant categories of the Company’s general and administrative expenses for the six months of 2007 compared to the six months of 2006 are as follows: Executive salaries and director fees for the six months ended June 30, 2007 were $287,300 compared to $323,800 for the six months ended June 30, 2006 (see consulting fees). Professional fees decreased from $276,980 for the six months 2006 to $240,247 for the six months ended June 30, 2007. Consulting fees were $320,000 for the six months ended June 30, 2007 compared to $300,000 for the same period in 2006. Consulting fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO. Effective May 1, 2007, the Board of Directors authorized an $10,000 per month increase in salary to the Chairman/CEO. Travel and entertainment expense increased from $131,425 for the six months of 2006, to $167,959 for the six months of 2007. The increase in travel expenses is related to the Chairman traveling relating to political activities related to slots machine. Interest expense remained relatively the same, $262,324 for the six months of 2007, compared to $261,722 for the same period in 2006. During the six months 2007, the Company had stock option expense of $1,370,619 compared to -0- in 2006. The Company issued stock options in July 2006 which vested 50% on December 31, 2006, and 50% on July 1, 2007. The fair value of options was determined using the Black- Scholes method of calculation.

Operating Expenses for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006

The Company's operating expenses for the three months ended June 30, 2007 were $3,018,893 compared to $3,130,988 for the same period in 2006. The components of the Company’s operating expenses and their comparison to the second quarter last year are as follow: Player costs, salaries, benefits, and support staff, represent a significant portion operational expenses. Player costs for the quarter ending June 30, 2007 and June 30, 2006, were $844,101 and $849,059 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $270,933 for the quarter ended June 30, 2007, compared to $272,200 for quarter ended June 30, 2006. The components of the 2007 wagering equipment and expenses were $82,260 in ITW tote, interface, and telephone charges; $59,776 in totalizator equipment rental; $58,000 in satellite charges and $70,897 in camera/television rental. This compares to the 2006 wagering equipment and expenses of $84,417 in ITW tote, interface, and telephone charges; $58,082 in totalizator equipment rental; $58,500 in satellite charges and $71,202 in camera/television rental. Utilities expense totaled $146,209 and $145,033 respectively, for the quarter ended June 30, 2007 and June 30, 2006. Program costs totaling $45,025 and $41,880, respectively, are also included in the total operating expenses for the three month period ended June 30, 2007 and June 30, 2006. Operating expenses (including payroll costs) for the bar, souvenir and concessions costs were $203,334 and $203,510 for the quarter ended June 30, 2007 and June 30, 2006, respectively. Operating payrolls and contract labor costs totaled $662,237 and $641,907 for the quarter ended June 30, 2007 and June 30, 2006, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $662,237, $241,939 was mutuels payroll, $147,933 was maintenance payroll, $17,299 was admissions payroll, $43,463 was office payroll, and $211,602 was security payroll. Maintenance expense for the quarter ended June 30, 2007, totaled $82,548 compared to $78,867 for the same period in 2006.  Advertising expense for the quarter ended June 30, 2007, totaled $41,688 compared to $50,259 for the quarter ended June 30, 2006. The Company continues to evaluate the effectiveness of advertising, and has cut expenses in areas that were not effective.

Operating Expenses for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

The Company's operating expenses for the six months ended June 30, 2007 were $6,183,197 compared to $6,649,303 for the same period in 2006. The components of the Company’s operating expenses and their comparison to the six months ended June 30, 2006 are as follow: Player costs, salaries, benefits, and support staff, represent a significant portion operational expenses. Player costs for the six months ending June 30, 2007 and June 30, 2006, were $1,778,151 and $1,841,886 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $552,017 for the six months ended June 30, 2007, compared to $545,317 for quarter ended June 30, 2006. The components of the 2007 wagering equipment and expenses were $164,919 in ITW tote, interface, and telephone charges; $119,690 in totalizator equipment rental; $116,000 in satellite charges and $151,408 in camera/television rental. This compares to the 2006 wagering equipment and expenses of $161,019 in ITW tote, interface, and telephone charges; $114,631 in totalizator equipment rental; $116,000 in satellite charges and $153,667 in camera/television rental. Utilities expense totaled $275,650 and $281,972 respectively, for the six months ended June 30, 2007 and June 30, 2006. Program costs totaling $94,818 and $97,049, respectively, are also included in the total operating expenses for the six months ended June 30, 2007 and June 30, 2006. Operating expenses (including payroll costs) for the bar, souvenir and concessions costs were $415,507 and $420,524 for the six months ended June 30, 2007 and June 30, 2006, respectively. Operating payrolls and contract labor costs totaled $1,326,720 and $1,307,354 for the six month periods ended June 30, 2007 and June 30, 2006, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $1,326,720, $473,773 was mutuels payroll, $295,975 was maintenance payroll, $35,703 was admissions payroll, $92,181 was office payroll, and $429,095 was security payroll. Maintenance expense for the six months ended June 30, 2007, totaled $165,327 compared to $162,138 for the same period in 2006.  Advertising expense for the six months ended June 30, 2007, totaled $105,372 compared to $156,347 for the six months ended June 30, 2006. The Company continues to evaluate the effectiveness of advertising, and has cut expenses in areas that were not effective.

Real Estate Cost of Sales

The Company had no real estate cost of sales during the quarters ended June 30, 2007 and June 30, 2006.

The Company had no real estate cost of sales during the six months ended June 30, 2007 compared to $1,708,022 for the same period in 2006. During the six months ended June 30, 2006, the Company sold the last residence at its Tara development for $370,000. The Company had already accrued a reserve of $224,002 on the property. Net of the reserve, the Company's basis was equal to the sale price, and there was $26,910 in costs associated with the sale of the property. During the six months ended June 30, 2006, the Company also sold approximately 79 acres of investment real estate located adjacent to its' Jai-Alai facility in Fort Pierce, Florida. The sale proceeds were $3,800,000 plus $150,000 in extension fees. The sale proceeds were paid in cash. Expenses related to the sale totaled about $223,481, leaving a net amount received after expenses of $3,726,519. The company recorded a net gain on the transaction of $2,638,888 or ($0.83) per common share.

Other Income

The Company had other income of $224,234 for the quarter ended June 30, 2007, compared to $259,243 for the quarter ended June 30, 2006. Other income for the quarter ended June 30, 2007, consisted of $207,492 in pari-mutuel tax credits, and interest income of $16,742, compared to $226,845 in pari-mutuel tax credits and $32,398 in interest income for the same period in 2006.

The Company had other income of $453,503 for the six months ended June 30, 2007, compared to $549,210 for the six months ended June 30, 2006. Other income for the six months ended June 30, 2007, consisted of $415,210 in pari-mutuel tax credits, and interest income of $38,293, compared to $472,067 in pari-mutuel tax credits, $27,111 in sales tax revenue from the State of Florida,  and $50,032 in interest income for the same period in 2006.

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

Summary of Operations

The Company had net loss of $1,614,509 or ($.50) per common share for the three months ended June 30, 2007, compared to net loss of $515,329 or ($.18) per common share for the quarter ended June 30, 2006. The increase is due to an overall decrease in Operating Revenue. All areas of operating revenue were lower during the second quarter 2007. There was $685,311 charged to G&A in 2007 that was not in operations in 2006, for stock option expenses relating to stock options issued on July 1, 2006.

The Company had net loss of $2,935,488 or ($.91) per common share for the six months ended June 30, 2007, compared to net income of $1,838,646 or ($.54) per common share for the quarter ended June 30, 2006. The large increase can be attributed to several factors. There has been an overall decrease in Operating Revenue during the six months ended June 30, 2007 compared to the same period in 2006. There were no real estate sales during the six months ended June 30, 2007, compared to $4,320,000 in 2006. Also, there is a charge in G&A for stock option expense which was $1,370,619 in 2007 that was not in operations in 2006, relating to stock options issued on July 1, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at June 30, 2007 was $6,362,769. At June 30, 2007, the Company had working capital of $3,218,199, this is an increase in working capital of approximately $2,860,352 from December 31, 2006. The increase in capital can be attributed to the issuance of 5,000 shares of Series Preferred AA Convertible Stock at $1,000 a share.

During the six months ended June 30, 2007, net cash used in Company's operating activities was $25,372 compared to net cash used in operating activities of $649,738 during the six months ended June 30, 2006. The Company had a large decrease in accounts receivable relating to an insurance payment received of $991,944 during the first quarter 2007. During 2006 the Company had a gain on the sale of the 79 acres adjacent to the Ft. Pierce property of $2,611,978. The Company's continuing operating expenses consist principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations.

During the six months ended June 30, 2007 cash used in investing activities was $377,798 compared to cash provided by investing activities were $4,169,943 for the six months ended June 30, 2006. During the six months ended June 30, 2006, the Company sold 79 acres adjacent to the Ft. Pierce property, the Company sold its’ last home at Tara, and the Company received payment of $520,000 on a Note Receivable that became due.

During the six months ended June 30, 2007, cash provided by financing activities was $4,588,029 compared to $1,524,587 cash used in financing during the six months ended June 30, 2006. On June 15, 2007, the Company issued 5,000 shares of Preferred Series AA stock. at a price of $1,000 per share for $5,000,000 (see Other Information - Item 2).

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

As of June 30, 2007, the Company owed Freedom $1,469,417 secured by a first mortgage on both the Miami and Ft. Pierce facilities. The mortgage to Freedom is due in full on October 31, 2008. The Company also owes Isle of Capri Casinos, Inc. a secured note in the amount of $5,000,000 which is due in full on December 31, 2008. The Company plans to secure the funds necessary to pay these amounts as they become due by raising new capital in a private placement of equity securities or from the sale of a portion of the excess real estate adjacent to the Fort Pierce Jai-Alai facility. There is no assurance that the Company will be successful in these efforts.

On June 15, 2007, the Registrant entered into a Stock Subscription Agreement and a Stockholders Agreement with Prides Capital Fund I, L.P., a Delaware limited partnership (“Prides”) with its principal place of business in Boston, Massachusetts.

On the same date, Registrant issued 5,000 shares of its Series AA (non-voting) 7% Cumulative Preferred Stock to (the “Series AA Preferred Stock”) to Prides for $1,000 cash per share for an aggregate of $5,000,000. Each share of Series AA Preferred Stock is convertible into 40 shares of the Registrant's $.20 par value common stock. The Stockholders Agreement grants immediate piggy-back registration rights and demand registration rights after September 1, 2009.

On June 15, 2007, the Registrant also entered into a Warrant Agreement with Prides granting Prides a warrant to purchase 20,000 shares of the Registrant's $.20 par value common stock for $30.00 per share. An unsigned copy of the Warrant Agreement is attached hereto as Exhibit 4.7 and is incorporated herein. The Warrant Agreement expires on June 15, 2012.

The Registrant relied on the private offering exemption afforded by Section 4(2) of the Securities Act of 1933 (the “Act”) for the issuance of the 5,000 shares of Series AA Preferred Stock and the issuance of warrants to purchase 20,000 shares of the Registrant's common stock to Prides, because the Registrant reasonably believed that Prides is an accredited investor within the meaning of Rule 501 of the Act and did not otherwise need the protection which registration would afford.

The 5,000 shares of Series AA Preferred Stock and the warrants and the warrant shares, when issued, will be restricted stock within the meaning of Rule 144 under the Act, and cannot be resold unless registered under the Act or unless an exemption from registration is available. The stock certificates representing the shares will bear an appropriate legend evidencing such restrictions.

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

The Company is a Plaintiff in the United States District Court Southern District of Florida, Case No. 07-20897-CIV-UNGARO against Affiliated FM Insurance Company (“Affiliated”). The Company brought this action to compel appraisal of losses incurred when Hurricane Wilma damaged its facilities on October 24, 2005. Affiliated issued an insurance policy to the Company, with a term from December 1, 2004 until December 1, 2005. Affiliated argues that the Company has failed to fulfill its obligations under the policy by refusing to submit certain persons to examinations under oath and by failing to turn over documents, in particular the contract with Professional Construction Analysts (PCA) , and documents related to PCA’s licensing status in Florida. The Defendant filed a motion to dismiss the Company’s claims on June 1, 2007, and requested a summary judgment with respect to post-loss obligations under the policy. On August 2, 2007, the Court denied Defendants Motion for Summary Judgment.

The Company is a defendant in certain other suits which are deemed to be routine litigation in the ordinary course of business. The Company believes that the ultimate resolution of the suits will not have a material adverse impact on the Company's financial position or its results of operations.

Item 2.  Unregistered sales of equity securities and use of proceeds

On June 15, 2007, the Registrant entered into a Stock Subscription Agreement and a Stockholders Agreement with Prides Capital Fund I, L.P., a Delaware limited partnership (“Prides”) with its principal place of business in Boston, Massachusetts, unsigned copies of which are attached hereto as Exhibits 4.5, 4.6, respectively, to regsitrant’s 8-K report dated June 15, 2007 and is incorporated herein by reference.

On the same date, Registrant issued 5,000 shares of its Series AA (non-voting) 7% Cumulative Preferred Stock to (the “Series AA Preferred Stock”) to Prides for $1,000 cash per share for an aggregate of $5,000,000. Each share of Series AA Preferred Stock is convertible into 40 shares of the Registrant's $.20 par value common stock. The Stockholders Agreement grants immediate piggy-back registration rights and demand registration rights after September 1, 2009.

On June 15, 2007, the Registrant also entered into a Warrant Agreement with Prides granting Prides a warrant to purchase 20,000 shares of the Registrant's $.20 par value common stock for $30.00 per share. An unsigned copy of the Warrant Agreement is attached as Exhibit 4.7 to registrant’s 8-k report dated June 15, 2007, and is incorporated herein by reference. The Warrant Agreement expires on June 15, 2012.

The Registrant relied on the private offering exemption afforded by Section 4(2) of the Securities Act of 1933 (the “Act”) for the issuance of the 5,000 shares of Series AA Preferred Stock and the issuance of warrants to purchase 20,000 shares of the Registrant's common stock to Prides, because the Registrant reasonably believed that Prides is an accredited investor within the meaning of Rule 501 of the Act and did not otherwise need the protection which registration would afford.

The 5,000 shares of Series AA Preferred Stock and the warrants and the warrant shares, when issued, will be restricted stock within the meaning of Rule 144 under the Act, and cannot be resold unless registered under the Act or unless an exemption from registration is available. The stock certificates representing the shares will bear an appropriate legend evidencing such restrictions.

Item 3.  Defaults upon Senior Securities.

None at date of filing.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

 None

Item 6.  Exhibits and Reports on Form 8-K.

Registrant filed a current report on Form 8-K dated June 15, 2007 reporting the transaction with Pride’s Capital described herein.

Item 13. Exhibits List

3.1
Registrant’s Third Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 28, 2005, filed as reference 3.1 to the Registrant’s 2004 10-KSB, is incorporated herein by reference as Exhibit 3.1 hereto.

3.2	Registrant’s By-Laws as amended to date filed as Exhibit 3.5 to Registrant’s Form 10-kSB for the fiscal year ended December 31, 1998 are incorporated herein by reference as Exhibit 3.2.

4.1
Registrant’s Amended and Restated Master Stock Option Plan filed as Exhibit 99.1 to the Second Post-Effective Amendment of Registrants Registration Statement Form S-8 is incorporated herein by reference as Exhibit 4.1 hereto.

4.2
Stock Option Agreement entered into by and between Registrant and Freedom Financial Corporation dated April 28, 2006 and is filed as Exhibit 4.1 to Registrants Current Report on Form 8-K dated April 28, 2006, is incorporated herein by reference as Exhibit 4.2.

4.3
FGC Warrant Agreement dated October 31, 2005, between Florida Gaming Corporation, Freedom Financial Corporation, James W. Stuckert, and Solomon Oden Howell is incorporated herein by reference as Exhibit 4.3.

4.5
Stock Subscription Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.5 to Registrant Current Report on Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 4.5.

4.6
Stockholders Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.6 to Registrant Current Report on Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 4.6.

4.7
Warrant Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.7 to Registrant Current Report on Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 4.7.

10.4
Letter Agreement dated October 29, 2004 entered into by and among Registrant, Florida Gaming Centers, Inc., and Isle of Capri Casinos, Inc. filed as Exhibit 10.48 to Registrant’s Current Report on Form 8-K dated November 4, 2004 and is incorporated herein by reference as Exhibit 10.5 hereto.

10.5
Shareholders Support and Release of Lien Agreement dated October 29, 2004 entered into among Registrant, Isle of Capri Casinos, Inc., Freedom Financial Corporation, Freedom Holding, Inc., Collett Capital Corporation, and W. Bennett Collett, individually, filed as Exhibit 10.49 on Form 8-K dated November 4, 2004, is incorporated herein by reference as Exhibit 10.5 hereto.

10.6
Shareholders Support Agreement dated October 29, 2004 entered into between Isle of Capri Casinos, Inc. and Roland and Dorothy Howell filed as Exhibit 10.50 on Form 8-K dated November 4, 2004 is incorporated herein by reference as Exhibit 10.6 hereto.

10.7
Agreement dated January 31,2005 between Florida Gaming Centers, Inc., d/b/a Miami Jai-Alai, the Summer Jai-Alai partnership and Miami Dade County regarding slot machine in pari-mutuel facilities was filed as reference 10.7 to the Registrant’s 2004 10-ksb and is incorporated herein by reference as Exhibit 10.7 hereto.

10.8
Registrant’s Third Amended and Restated Note between Florida Gaming Centers, Inc. and Freedom Financial Corp, dated October 31, 2005, was filed as reference 10.8 to Registrant’s 2005 10KSB, herein incorporated by reference as Exhibit 10.8 hereto.

10.9
Registrant’s Amended and Restated Loan Agreement between Florida Gaming Centers, Inc. City National Bank of Florida, and Freedom Financial Corp, dated October 31, 2005, was filed as reference 10.9 to Registrant’s 2005 10-KSB, herein incorporated by reference as Exhibit 10/9 hereto.

10.10
Registrant’s Guaranty Agreement between Florida Gaming Corporation and Freedom Financial Corporation, dated October 31, 2005, was filed as Exhibit 10.10 to Registrant’s 2005 10-KSB, is incorporated herein by reference as Exhibit 10.10 hereto.

10.11
Registrant’s Guaranty Agreement between W, Benett Collett and Freedom Financial Corporation, dated October 31, 2005, was filed as reference 10.11 to Registrant’s 2005 10-KSB, is incorporated herein by reference as Exhibit 10.11 hereto.

14.0	Registrant’s Code of Ethics adopted by the Board of Directors on May 16, 2003, filed as Exhibit 14 to Registrant’s 2004 10-ksb is incorporated by reference as Exhibit 14.0 hereto.

21.0	List of Registrant’s Subsidiaries as of December 31, 2004, filed as Exhibit 21 to Registrant’s 2004 10-ksb is incorporated by reference as Exhibit 14 hereto.

31.1	Certification by Registrant’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.

31.2	Certification by Registrant’s Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.

32.1	Certification by Registrant’s Chief Executive Officer pursuant to18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

32.2	Certification by Registrant’s Chief Financial Officer pursuant to18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

99.2	Secured Promissory Noted dated October 29, 2004 in the face amount of $5,000,000 executed by Registrant in favor of Isle of Capri Casinos, Inc. and is incorporated herein by reference as Exhibit 99.2.

99.3
Promissory Noted dated January 31,2 005 in the face amount of $833,333 executed by Florida Gaming Centers, Inc. to Calder Race Course, Inc. and West Flagler Associated, LTD., and is incorporated herein by reference as Exhibit 99.3.

FLORIDA GAMING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION
(Registrant)

Date: August 14, 2007	By:	/s/ W. B. Collett
W.B. Collett
Chairman of the Board and Chief Executive Officer

Date: August 14, 2007	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer