Form 10QSB
period 2007-09-30
FLORIDA GAMING CORP
filed 2007-11-14
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

F O R M 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 2007

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

YES ☒ NO ☐

3,339,178 shares of the issuer's Common Stock were outstanding as of the latest practicable date,   November 14, 2007
Transitional Small Business Disclosure Format:

YES ☐ NO ☒

FLORIDA GAMING
CORPORATION

PART 1. FINANCIAL INFORMATION

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006

CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$5,458,811	$2,177,910
Accounts receivable, net	672,825	1,615,190
Inventory (Note 2)	41,197	41,185
Total current assets	$6,172,833	$3,834,285

PROPERTY AND EQUIPMENT:

Land	$4,390,487	$4,383,986
Buildings and Improvements	6,811,178	6,811,178
Furniture, fixtures and equipment	2,152,460	1,500,938
	$13,354,125	$12,696,102
Less accumulated depreciation	(3,517,825)	(3,296,717)
	$9,836,300	$9,399,385

REAL ESTATE HELD FOR SALE (net)	297,500	297,500

OTHER ASSETS	571,196	696,184
	$16,877,829	$14,227,354

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2007	2006

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,406,170	$3,311,116
Short-term borrowing and current portion of long-term debt	114,855	165,322
Total current liabilities	$4,521,025	$3,476,438

LONG-TERM LIABILITIES
Long-term portion notes payable	6,372,432	6,468,741

STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):

Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 28,235 shares issued and outstanding at September 30, 2007 and December 31, 2006	2,823	2,823

Class AA convertible preferred stock, convertible to common stock; $.10 par value, 5,000 shares authorized; 5000 shares issued and outstanding at September 30, 2007 and -0- shares issued and outstanding at December 31, 2006	500	-0-

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at September 30, 2007 and December 31, 2006	5	5

Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 200 Shares issued and outstanding at September 30, 2007 and December 31, 2006	20	20

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at September 30, 2007 and December 31, 2006	200	200

Common stock, $.20 par value, authorized 7,500,000 shares, 3,339,178 issued and outstanding at September 30, 2007 and 3,339,194 issued and outstanding at December 31, 2006	667,836	667,839

Capital in excess of par value	48,370,315	41,683,889
Accumulated deficit	(43,057,327)	(38,072,601)
Total stockholders’ equity	5,984,372	4,282,175
Total liabilities and stockholders’ equity	$16,877,829	$14,227,354

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	Sep. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net of State Taxes	$1,305,114	$1,627,224	$4,782,767	$5,609,441
Inter-Track Commissions	838,531	899,911	2,847,211	3,053,676
	$2,143,645	$2,527,135	$7,629,978	$8,663,117

Real Estate Sales	$-	$-	$-	$4,320,000

OTHER REVENUE
Cardroom Income	271,824	144,087	482,465	642,913
Admissions Income, net of taxes	3,163	26,261	12,446	107,747
Programs, Food, Beverage and Other	195,417	233,206	737,901	877,253
Total Operating Revenue	$2,614,049	$2,930,689	$8,862,790	$14,611,030

EXPENSES
Operating	$3,192,934	$3,017,656	$9,376,132	$9,674,550
General and Administrative	1,549,156	1,733,149	4,846,487	3,602,799
Depreciation and Amortization	81,240	75,657	238,443	226,946
Real Estate Cost of Sales	-	-	-	1,708,022
Provision for Losses on Real Estate Sales	-	-	-	5,050
	$4,823,330	$4,826,462	$14,461,062	$15,217,367
NET LOSS FROM OPERATIONS	$(2,209,281)	$(1,895,773)	$(5,598,272)	$(606,337)

OTHER INCOME (EXPENSE)
Pari-Mutuel Tax Credits	342,649	371,633	757,858	843,700
Interest Income	51,477	41,026	89,770	91,058
Other Income (Expense)	-	(150)	-	26,961
	394,126	412,509	847,628	961,719
NET INCOME (LOSS)	$(1,815,155)	$(1,483,264)	$(4,750,644)	$355,382

Basic Income (Loss) per Common Share	$(0.59)	$(0.46)	$(1.50)	$0.06
Diluted Income (Loss) per Common Share	$(0.59)	$(0.46)	$(1.50)	$0.05
Weighted Avg Common Shares Outstanding	3,339,178	3,336,594	3,339,183	3,255,913
Diluted Avg Common Shares Outstanding	3,339,178	3,336,594	3,339,183	3,701,430

FLORIDA GAMING CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Sept. 30	Sept. 30
	2007	2006
Cash flows from operating activities:
Net Income (Loss)	$(4,750,644)	$355,382
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	238,443	226,946
Stock Options	1,890,544	685,309
Gain on Sale of Property	0	(2,611,978)
Loss on Impairment of Assets	0	5,050
Increase in Inventory	(13)	(8,425)
Decrease in Accounts Receivable	942,366	281,273
Increase (Decrease) in A/P and Accrued Expenses	1,095,053	(420,454)
Net cash used in operating activities	(584,251)	(1,486,897)

Investing Activities:
Purchases of Property and Equipment	(666,857)	(528,741)
Capitalized Improvement Costs	0	(5,050)
Collection of Note Receivable	0	520,000
Proceeds from the sale of real estate	0	4,069,609
Decrease in Other Assets	116,487	1,349
Net proceeds provided by (used in) investing activities	(550,370)	4,057,167

Financing Activities:
Proceeds from Issuance of Preferred Stock	4,796,380	0
Proceeds from Issuance of Common Stock	0	231,200
Repayment of Debt	(146,775)	(1,642,189)
Dividends Paid	(234,083)	(132,000)
Net cash provided by (used in) financing activities	4,415,522	(1,542,989)

NET INCREASE IN CASH	3,280,901	1,027,281
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,177,910	2,042,497
CASH AND CASH EQUIVALENTS AT SEPT. 30, 2007 AND SEPT. 30, 2006	$5,458,811	$3,069,778
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$391,554	$385,264
Non Cash Transaction: Warrants converted to capital stock	$-	$13,622

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce, and Miami, Florida through its Florida Gaming Centers, Inc. subsidiary (Centers). The Company also conducts intertrack wagering (ITW) on jai alai, horse racing and dog racing from its facilities. Poker and dominoes are played at the Miami Jai-Alai.  Ft. Pierce received approval on June 5, 2007 to operate a card room and the Company is currently remodeling at the Ft. Pierce facility in anticipation of the opening during the first quarter 2008. In addition, the Company operates Tara Club Estates, Inc. (“Tara”), a residential real estate development and commercial project located near Atlanta in Walton County, Georgia. Approximately 44% of the Company's common stock is controlled by the Company's Chairman and CEO either directly or beneficially through his ownership of Freedom Financial Corporation (Freedom), a closely held investment company.

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

Bad Debt Reserve: The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables. Activity in the allowance for the quarter ended September 30, 2007 and the year ended December 31, 2006 are as follows:

	9/30/2007	12/31/2006

Allowance for doubtful accounts
Balances, January 1	$135,972	$137,608
Provision for losses	(37,364)	(1,636)
Charges to the allowance	-0-	-0-
Balances, September 30, 2007 and December 31, 2006	$98,608	$135,972

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at September 30, 2007.

Other comprehensive income: The Company follows the provisions of Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income . The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income in 2007 and 2006.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. During the nine months ended September 30, 2007, the Company's liability to host tracks for ITW collections totaled $164,554 and unclaimed winnings (outs) totaled $110,882.

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

The net loss per common share for the quarters ended September 30, 2007 and September 30, 2006 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock ($138,866 and $52,041, respectively) by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended September 30, 2007 and September 30, 2006 was 3,339,178 and 3,336,594, respectively.

The net loss per common share for the nine months ended September 30, 2007 and September 30, 2006 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock ($256,180 and $156,122, respectively) by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the nine months ended September 30, 2007 and September 30, 2006 was 3,339,183 and 3,255,913, respectively.

Weighted average equivalent shares on a fully diluted basis for the nine months ended September 30, 2006 were 3,701,430 consisting of options held by current and former directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants issued to brokers as fees, and conversion of preferred stock and the 3,255,913 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of preferred. Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the nine months ended September 30, 2007 because the effect would be antidilutive.

Advertising Costs: Advertising costs are expensed as incurred.

Stock Options: The Company accounts for stock based compensation to employees in accordance with FASB 123(R), which requires that equity instruments issued as compensation be measured at fair value determined by the Black-Scholes option pricing model consistent with FASB 123 (R). In July 2006, the Company issued 510,625 options to employees and directors for an exercise price of $17.00, with a fair value of $13.30. The options vested half on December 31, 2006, and the other half vested July 1, 2007. The fair value of these options and warrants were determined using the Black-Scholes option pricing model consistent with FASB 123(R).

The Company accounts for non-employee stock-based compensation in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services . Amounts are based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.      The value assigned to stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18, which require that such costs be measured at the end of each reporting period to account for changes in the fair value of our Common Stock until the options are vested using the Black-Scholes pricing model. Common Stock is valued using the market price of Common Stock on the measurement date as defined in EITF 96-18. In July 2006, the Company issued non employee Freedom Financial Corporation 325,000 options for an exercise price of $17.00, with a fair value of $13.30. The options vested half on December 31, 2006, and the remaining half vested July 1, 2007. In accordance with EITF 96-18 the Company  recorded $519,925 in compensation expense for the quarter ended September 30, 2007 on the options issued to Freedom Financial Corporation. The Company recorded a total of $1,890,544 in stock based compensation expense for the nine months ended September 30, 2007 .

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

(3) REAL ESTATE HELD FOR SALE

As of September 30, 2007, the Company's subsidiary, Tara Club Estates, Inc. held six (6) residential lots at it’s residential real estate development (“Tara”), which was situated in Loganville, Walton County, Georgia with an aggregate carrying value of $297,500. The Company carries a valuation reserve on one lot in the amount of $5,069. The Company has completed its development activities at Tara. Accordingly, any future costs incurred related to these properties will be expensed.

Valuation Reserve Analysis
	09/30/2007	12/31/2006
Balance at the beginning of the year	$5,069	$224,021
Provision charged to operations		5,050
Charge offs to the reserve		(224,002)
Ending Balance	$5,069	$5,069

The Company had no real estate sales during the three and nine months ended September 30, 2007. During the nine month period ending September 30, 2006 the Company sold the one remaining residential home for $370,000. The Company had accrued a net reserve of $224,002 on the home. The Company paid the construction loan of $127,600 on the property and other costs associated with the sale of the property amounted to $26,910. During the nine months ended September 30, 2006, the Company sold approximately 79 acres of investment commercial real estate located adjacent to its' Jai-Alai facility in Fort Pierce, Florida. The sale proceeds were $3,950,000 including $150,000 in extension fees. The sale was paid in cash. Expenses related to the sale totaled about $223,481, leaving a net amount received after expenses of $3,726,519. The company recorded a net gain on the transaction of $2,638,888.

4) TAXES

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

Pursuant to the Isle Note, on October 29, 2004 the Company was required to repay certain indebtedness owed by the Company to Freedom Financial Corporation ("Freedom"), an Indiana corporation and the beneficial owner of approximately 36.2% of the voting power of Florida Gaming. The Note further required Freedom to release its security interest in all of the outstanding shares of the capital stock of Centers, its lien and security interest on all of the assets of Centers, and the guarantee by Centers of all of Florida Gaming's obligations under an Agreement for Line of Credit dated November 24, 1998 by and between the Company and Freedom Financial (collectively, the "Released Security"). The Note also required that Freedom pay to Isle $1,200,000 on October 29, 2004 to repay a portion of certain pre-existing indebtedness owed by Freedom to Isle.

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

Leases: The Company rents totalizator equipment (Autotote) at each fronton under leases which expire October 31, 2008. The totalizator leases require a minimum annual rental at the Miami and Ft. Pierce locations. Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance, under a contract which expires 2008. The aggregate totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2006 and 2005 was approximately $351,000 and $372,000, respectively. The remaining minimum lease commitments under all operating leases at September 30, 2007 total $351,000 per year ($226,200 at Miami, and $124,800 at Ft. Pierce) and expire in October, 2008. The Company also leases certain parking facilities adjacent to Miami Fronton. The 2007 renewal requires annual payments of $126,000 per year, compared to $117,000 annual payment in 2006.

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

Summer Jai Alai
In conjunction with the acquisition of WJA’s Frontons, the Company acquired WJA’s 21% interest in Summer Jai-Alai (“SJA”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami fronton during the six months between May 1 to October 31 (“Summer Jai-Alai Operations”). The Company’s Summer partners were Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors. The Company’s interest in the partnership was accounted for under the equity method and had a carrying value of $50,657 at September 30, 2007.

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

Effective October 31, 2004 the Partnership terminated and subsequent to December 31, 2004 the Company has operated Summer Jai-Alai for its own benefit as a division of the Company. In this connection the Company assumed certain operating payables and receivables of the Partnership which resulted in the Company carrying a receivable from SJA of $255,509 at September 30, 2007. All revenues and expenses of the Summer Jai-Alai division are included in operating income and expenses in the accompanying statements of operations. The Company’s former partners have challenged the termination of the partnership and litigation is currently pending.

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

The consideration for the acquisition of the three WJA frontons included (i) the cancellation of WJA Notes and related obligations acquired by the Company from the Bank of Oklahoma, NA, (ii) the retention by WJA of 200,000 shares of the Company's common stock received by WJA in the sale of the Ft. Pierce facility, and (iii) a profit sharing arrangement described below. The Company assumed all liabilities of WJA arising in the ordinary course of the business, subject to certain limitations and exceptions. The Company also assumed the principal amount outstanding under a $500,000 promissory note owed by WJA to Wheeler-Phoenix, Inc. The terms of the note were amended to provide for repayment of principal over a ten year period, following the closing, in equal annual installments of $50,000 plus interest at 6% per annum. As of September 30, 2007 this note was paid in full.

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

The First Bank debt was personally guaranteed by the Company’s Chairman. In that connection the Company agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the First Bank loan on each anniversary date of the loan. The Company has also agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the Freedom debt. Guarantee payments totaling $35,854 were paid through December 31, 2006, pursuant to this agreement. At September 30, 2007, the Company had accrued $21,846 in guarantee payments.

In July 2006, the Company issued non employee Freedom Financial Corporation 325,000 options for an exercise price of $17.00, with a fair value of $13.30. The options vested half on December 31, 2006, and the remaining half vested July 1, 2007. In accordance with EITF 96-18 the Company  recorded $519,925 in compensation expense for the quarter ended September 30, 2007 and $1,182,058 for the nine months ended September 30, 2007 on the options issued to Freedom Financial Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions. When the Company makes forward-looking statements, it is basing them on management’s beliefs and assumptions, using information currently available. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to the following:

• changes in legislation;
• federal and state regulations;
• general economic conditions;
• competitive factors and pricing pressures;
• dependence on the services of key personnel;
• interest rates;
•  risks associated with acquisitions;
•  uncertainties associated with possible hurricanes;
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

Florida Gaming Corporation (the "Company") currently owns and operates two jai-alai and inter-track pari-mutuel wagering facilities (each, a "Fronton," and collectively, the "Frontons") located in Miami and Central Coastal Florida (“Ft. Pierce”). The Company's business consists primarily of its operations at the Frontons, which include, among other things, live jai-alai games, poker, dominoes, inter-track pari-mutuel wagering ("ITW") on jai-alai, thoroughbred racing, harness racing, and dog racing, and the sale of food and alcoholic beverages. Poker and dominoes are played at the Miami Jai-Alai Crystal Card Room. The Company also owns a third gaming permit which was previously operated by the Company at the Tampa Jai-Alai Fronton in Hillsborough County (Tampa) Florida.

The term "pari-mutuel wagering," which refers to the betting by members of the public against each other, as used in this report includes wagering on both live Jai-Alai performances and ITW.

The Company's Ft. Pierce location provides audio, video and Inter-Track Wagering (“ITW”) on live inter-track and interstate telecasting of horse racing, dog racing and jai-alai from the State of Florida as well as the rest of the country. The Miami location receives limited ITW telecasts, but telecasts its jai-alai performances via satellite to approximately sixty-two (62) other gaming facilities in Florida, Connecticut, Rhode Island, and to approximately 25 locations in Mexico, Central America, and Austria. ITW provides about 50% of the Company's revenue as well as providing additional entertainment for customers. The Miami location also operates a card room which includes domino tables. The Company received approval on June 5, 2007 to operate a card room at it’s Ft. Pierce Jai-Alai facility.

In November, 2004 voters in the state of Florida approved an amendment to the Constitution of the State of Florida to allow Broward and Dade Counties in Florida the local option to hold elections to approve Class III slot machine gaming at pari-mutuel betting facilities located within Dade and Broward counties. The Company's Miami fronton is located in Dade County. In March, 2005 referendums were held in Broward and Dade Counties. The local referendum to approve slots passed in Broward County and failed in Dade County. State Law allows another local option referendum in Dade County every two years. On July 10, 2007, the Miami-Dade County Commission approved a local option referendum to be held on the January 29th, 2008 ballot to allow slot machines at the county’s three pari-mutuels, Miami Jai-Alai, Flagler Dog Track and Calder Race Track. The Company has been advised that the January 29th ballot will include the presidential primary and a proposed state constitutional amendment to expand the property tax homestead exemption.

On August 8, 2006, the District Court of Appeals, First District, State of Florida rendered a decision in the case of Floridians Against Expanded Gambling (“FAEG”), et. al versus Floridians for a Level Playing Field, et. al. FAEG challenged the process by which signatures were collected in order to place a constitutional amendment on the ballot in 2004 allowing Miami-Dade and Broward County voters to approve slot machines in pari-mutuel facilities. The District Court of Appeals reversed a decision of the Florida trial court, which granted summary judgment and dismissed the challenge, and remanded the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process. A motion for rehearing by the entire Court of Appeals or in the alternative a motion for certification to the Florida Supreme Court was filed. The case was re-heard by the entire Court of Appeals and the panel’s decision was upheld. However, after oral arguments were made on September 17, 2007, the District Court of Appeals issued an opinion on September 27, 2007, which held the case was not properly put before the District Court of Appeals, and therefore upheld the lower court’s decision to remand the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process. The case has not yet been scheduled for trial.

On June 5, 2007, the St. Lucie county commissioners voted that Ft. Pierce Jai-Alai be allowed to operate a card room. The Company is currently in the process of converting approximately 10,000 square feet for the card room which will host poker games and tournaments with the maximum bet of $5.00, and no pot limit. Ft. Pierce Jai-alai management believes that the card room will be an alternative to local patrons who are currently traveling about fifty (50) miles to Palm Beach and Brevard Counties in order to play poker. The Company is currently renovating approximately 10,000 square feet in preparing for the opening of the card room in early 2008.

On July 1, 2007 Legislation was passed by Senate Bills 134 and 135, allowing year-round operation of poker rooms, adding dominoes to card rooms, and raising the maximum wager on poker from $2 to $5. Also, on July 1, 2007, legislation passed permitting an additional 500 slot machines up from the current 1,500 machines in Dade and Broward County, and permitting ATM machines at the facilities, and extending the hours of operation from 16 hrs to 18 hrs on weekdays, and allowing 24 hours a day on the weekends. If voters approve slot machines in Miami-Dade, the new legislation will also apply to the Miami Jai-Alai facility.

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

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. Allowance for doubtful accounts totaled $98,608 for the nine months ended September 30, 2007. The Company has reserved $98,608 for its receivable from the former Summer Jai-Alai partners.

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

In accordance with SFAS No. 144, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated by using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annually and has found this to be very effective. There have been no provision for losses for the nine months ending September 30, 2007.

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

The Company's policy for unclaimed winning tickets follows the requirements as set forth by the State of Florida. Abandoned tickets are winning tickets that remain uncashed for a period of one year. The value of the abandoned tickets escheat to the state. These funds are deposited into the State School Fund for support and maintenance of Florida's public schools. During the first nine months of 2007, unclaimed winning totaled $110,882.

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

Card Room & Dominoes Development

A new Florida pari-mutuel statute was enacted July 1, 2007 allowing card rooms at licensed pari-mutuel facilities to add the game of dominoes, increase the maximum wager on poker, and permit year round operation of card rooms. Card rooms are regulated by the Florida Division of Pari-Mutuel Wagering (“DPMW)”. Permitted games are limited to non-banked poker games and dominoes. On June 5, 2007, the St. Lucie County commission approved a card room at the Company’s Ft. Pierce Jai-Alai facility. The Company anticipates the Ft. Pierce card room will open in early 2008.

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

Florida state taxes are 10% of revenue and 4% of the revenues are paid to the jai-alai players. The Company is encouraged with the recent changes to the card room rules and the addition of dominoes and believes these changes should improve the overall profitability of the card room operations.

RESULTS OF OPERATIONS -- THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2006

During the quarters ended September 30, 2007, and September 30, 2006, the Company's operations reflects three months' operation of live Jai-Alai performances at Miami and a full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce for the quarters ending September 30, 2007 and September 30, 2006. Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria. The Miami location also offers dominoes and poker in its’ card room.

Handle Analysis for the Quarter Ended September 30, 2007 compared to the Quarter ended September 30, 2006
Total handle (amount of money wagered) for the three months ended September 30, 2007 was $19,380,858 of which $9,156,620 was from live jai-alai wagering and $10,224,238 was from inter-track wagering. Total handle (amount of money wagered) for the three months ended September 30, 2006 was $22,015,941 of which $11,084,118 was from live jai-alai wagering and $10,931,823 was from inter-track wagering. The live handle decreased $1,927,498 from the third quarter 2006 to the third quarter 2007. Inter-track wagering decreased $707,585 from $10,931,823 for the quarter ended September 30, 2006 to $10,224,238 for the quarter ended September 30, 2007. Overall, wagering has decreased. There were nine fewer performances during the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 which contributed to the lower handle.

Total Revenues for the Quarter ended September 30, 2007 compared to Quarter ended September 30, 2006
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended September 30, 2007 were $2,143,645 compared to pari-mutuel revenues of $2,527,135 the same period in 2006. Revenues for the quarter ended September 30, 2007 ($2,143,645) consisted of $1,305,114 from live Jai-Alai wagering and $838,531 from Inter-Track Wagering. Revenues for the quarter ended September 30, 2006 ($2,527,135) consisted of $1,627,224 from live Jai-Alai wagering and $899,911 from Inter-Track Wagering. There were nine fewer performances during the quarter ended September 30, 2007.

Card Room Revenue for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006
Card room Revenue for the three months ended September 30, 2007 was $271,824 compared to $144,087 for the three months ended September 30, 2006 a $127,737 increase. Direct Operating Costs totaled $173,631 for the period ending September 30, 2007, compared to $101,073 for the same period in 2006. A new Florida pari-mutuel statute was enacted July 1, 2007 allowing card rooms at licensed pari-mutuel facilities to add the game of dominoes, increase the maximum wager on poker, and permit year round operation of card rooms. On July 20, 2007 the Company opened a new Crystal Card Room which now offers the popular game of dominoes.

Admissions for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006
Admissions income, net of state taxes, for the quarter ended September 30, 2007 was $3,163 compared to $26,261 for the quarter ended September 30, 2006. The reason for the decline in income is that Ft. Pierce has not charged admission during 2007.

Food, beverage and other income for the quarter ended September 30, 2007 and September 30, 2006
Food, beverage and other income for the quarter ended September 30, 2007 and September 30, 2006 were $195,417 and $233,206 respectively. There were nine fewer performances during the third quarter 2007 which reduced income.

Real Estate Revenue for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006
There were no real estate sales for the quarters ended September 30, 2007 and September 30, 2006.

Total Operating Revenues for the Quarter ended September 30, 2007 compared to September 30, 2006
Total Operating Revenues for the quarter ended September 30, 2007 was $2,614,049 compared to $2,930,689 for the same period in 2006, a decrease of $316,640. There were nine fewer performances this quarter which contributed to the decline in operating revenue.

Handle Analysis for the Nine Months Ended September 30, 2007 compared to the Nine Months ended September 30, 2006
Total handle (amount of money wagered) for the nine months ended September 30, 2007 was $65,995,302 of which $31,203,366 was from live jai-alai wagering and $34,791,936 was from inter-track wagering. Total handle (amount of money wagered) for the nine months ended September 30, 2006 was $72,831,048 of which $35,811,705 was from live jai-alai wagering and $37,019,343 was from inter-track wagering.

Of the total handle, live handle decreased $4,608,339 from the nine months ended 2006 to the nine months ended 2007. Inter-track wagering decreased from $37,019,343 for the nine months ended September 30, 2006 to $34,791,936 for the nine months ended September 30, 2007, a $2,227,407 decrease. There were forty-two fewer performances for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Total Revenues for the Nine Months ended September 30, 2007 compared to the Nine months ended September 30, 2006
Pari-mutuel revenues (net of state pari-mutuel taxes) for the nine months ended September 30, 2007 were $7,629,978 compared to pari-mutuel revenues of $8,663,117 the same period in 2006. Revenues ($7,629,978) for the nine months ended September 30, 2007 consisted of $4,782,767 from live Jai-Alai wagering and $2,847,211 from Inter-Track Wagering. Revenues ($8,663,117) for the nine months ended September 30, 2006 consisted of $5,609,441 from live Jai-Alai wagering and $3,053,676. There were forty-two fewer performances during 2007 which reduced income in many areas.

Card Room Revenue for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006
Card room Revenue for the nine months ended September 30, 2007 was $482,465 compared to $642,913 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007 there was a decrease of $160,448 or 25% from the same period in 2006. This decrease came from the first two quarters of 2007, the Company saw an increase in the third quarter. A new Florida pari-mutuel statute was enacted July 1, 2007 allowing card rooms at licensed pari-mutuel facilities to add the game of dominoes, increase the maximum wager on poker, and permit year round operation of card rooms. On July 20, 2007 the Company reopened the Crystal Card Room which now offers the popular game of dominoes. Direct Operating Costs totaled $331,410 for the period ending September 30, 2007, compared to $353,191 for the same period in 2006.

Admissions for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006
Admissions income, net of state taxes, for the nine months ended September 30, 2007 was $12,446 compared to $107,747 for the nine months ended September 30, 2006. The reason for the decline in income is that Ft. Pierce has not charged admission during 2007.

Food, beverage and other income for the nine months ended September 30, 2007 and September 30, 2006
Food, beverage and other income for the nine months ended September 30, 2007 and September 30, 2006 were $737,901 and $877,253 respectively.   There were forty-two fewer performances during 2007 which reduced income in many areas.

Real Estate Revenue for the nine months ended September 30, 2007 compared to nine months ended September 30, 2006
There were no Real Estate sales for the nine months ended September 30, 2007 compared to $4,320,000 for the same period in 2006. Costs associated with the sale of the properties in 2006 amounted to $1,708,022. The Company sold 79 acres of excess real estate adjacent to the Ft. Pierce Jai-Alai, for $3,950,000 with cost of sales $1,311,112. The Company sold the remaining home in the Tara development for $370,000. Costs associated with the sale of the home were $396,910.

Total Operating Revenues for the nine months ended September 30, 2007 compared to nine months ended September 30, 2006
Total Operating Revenues for the nine months ended September 30, 2007 was $8,862,790 compared to $14,611,030 for the same period in 2006, a decrease of $5,748,240. One significant reason for the large decrease in total operating revenues is that there were no real estate sales during the nine months ended September 30, 2007, compared to real estate sales of $3,950,000 plus the sale of the remaining home in Tara for $370,000 in 2006. All areas of revenue were lower during the nine month periods ended September 30, 2007. There were forty two fewer performances during the nine month period ended September 30, 2007 which contributed to the decline in revenue.

General And Administrative Expenses for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006
The Company's general and administrative expenses for the quarter ended September 30, 2007 and September 30, 2006, were $1,549,156 and $1,733,149, respectively. Significant categories of the Company’s general and administrative expenses for the third quarter of 2007 compared to the third quarter of 2006 are as follows: Executive salaries and director fees for the quarter ended September 30, 2007 were $148,150 compared to $143,421 for the quarter ended September 30, 2006 (see consulting fees). Professional fees were $146,788 for the third quarter 2007 compared to $166,936 for the third quarter ended September 30, 2006, a $20,148 decrease. Consulting fees were $180,000 for the quarters ended September 30, 2007 compared to $150,000 for the same period in 2006. Consulting fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO. Effective May 1, 2007, the Board of Directors authorized a $10,000 per month increase in salary to the Chairman/CEO. Travel and entertainment expense remained relatively the same a decrease of $1,292 from $69,977 for the third quarter of 2006, to $68,684 for the third quarter of 2007. Interest expense totaled $129,230 for the third quarter of 2007, compared to $123,542 for the same period in 2006. During the third quarter 2007, the Company had stock option expense of $519,925 compared to $685,309 in 2006. The Company issued stock options in July 2006 which vested 50% on December 31, 2006, and 50% on July 1, 2007. The fair value of options was determined using the Black- Scholes method of calculation. In accordance with EITF 96-18 the Company  recorded $519,925 in compensation expense for the quarter ended September 30, 2007 on the options issued to Freedom Financial Corporation.

General And Administrative Expenses for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006
The Company's general and administrative expenses for the nine months ended September 30, 2007 and September 30, 2006, were $4,846,487 and $3,602,799 respectively. Significant categories of the Company’s general and administrative expenses for the nine months of 2007 compared to the nine months of 2006 are as follows: Executive salaries and director fees for the nine months ended September 30, 2007 were $435,450 compared to $467,221 for the nine months ended September 30, 2006 (see consulting fees). Professional fees decreased from $443,916 for the nine months 2006 to $387,035 for the nine months ended September 30, 2007. Consulting fees were $500,000 for the nine months ended September 30, 2007 compared to $450,000 for the same period in 2006. Consulting fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO. Effective May 1, 2007, the Board of Directors authorized an $10,000 per month increase in salary to the Chairman/CEO. Travel and entertainment expense increased from $201,401 for the nine months of 2006, to $236,643 for the nine months of 2007. The increase in travel expenses is related to the Chairman traveling relating to political activities related to slots machine. Interest expense remained relatively the same, $391,554 for the nine months of 2007, compared to $385,264 for the same period in 2006. During the nine months 2007, the Company had stock option expense of $1,890,544, compared to $685,309 in 2006. The Company issued stock options in July 2006 which vested 50% on December 31, 2006, and 50% on July 1, 2007. The fair value of options was determined using the Black- Scholes method of calculation.

Operating Expenses for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006
The Company's operating expenses for the three months ended September 30, 2007 were $3,192,934 compared to $3,017,656 for the same period in 2006. The components of the Company’s operating expenses and their comparison to the second quarter last year are as follow: Player costs, salaries, benefits, and support staff, represent a significant portion operational expenses. Player costs for the quarter ending September 30, 2007 and September 30, 2006, were $776,774 and $810,588 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $279,288 for the quarter ended September 30, 2007, compared to $281,024 for quarter ended September 30, 2006. The components of the 2007 wagering equipment and expenses were $85,071 in ITW tote, interface, and telephone charges; $60,360 in totalizator equipment rental; $53,000 in satellite charges and $80,856 in camera/television rental. This compares to the 2006 wagering equipment and expenses of $87,181 in ITW tote, interface, and telephone charges; $61,474 in totalizator equipment rental; $60,000 in satellite charges and $72,368 in camera/television rental. Utilities expense totaled $180,937 and $177,600 respectively, for the quarter ended September 30, 2007 and September 30, 2006. Program costs totaling $42,332 and $38,969, respectively, are also included in the total operating expenses for the three month period ended September 30, 2007 and September 30, 2006. Operating expenses (including payroll costs) for the bar, souvenir and concessions costs were $210,240 and $199,355 for the quarter ended September 30, 2007 and September 30, 2006, respectively. Operating payrolls and contract labor costs totaled $683,197 and $658,616 for the quarter ended September 30, 2007 and September 30, 2006, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $683,197, $234,117 was mutuels payroll, $161,279 was maintenance payroll, $17,342 was admissions payroll, $42,119 was office payroll, and $228,341 was security payroll. Maintenance expense for the quarter ended September 30, 2007, totaled $109,842 compared to $86,466 for the same period in 2006.  Advertising expense for the quarter ended September 30, 2007, totaled $55,694 compared to $33,347 for the quarter ended September 30, 2006.

Operating Expenses for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006
The Company's operating expenses for the nine months ended September 30, 2007 were $9,376,132 compared to $9,674,550 for the same period in 2006. The components of the Company’s operating expenses for the period ended September 30, 2007 and their comparison to the nine months ended September 30, 2006 are as follow: Player costs, salaries, benefits, and support staff, represent a significant portion operational expenses. Player costs for the nine months ending September 30, 2007 and September 30, 2006, were $2,554,926 and $2,652,474 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $831,305 for the nine months ended September 30, 2007, compared to $826,341 for quarter ended September 30, 2006. The components of the 2007 wagering equipment and expenses were $249,991 in ITW tote, interface, and telephone charges; $180,050 in totalizator equipment rental; $169,000 in satellite charges and $232,264 in camera/television rental. This compares to the 2006 wagering equipment and expenses of $248,200 in ITW tote, interface, and telephone charges; $176,106 in totalizator equipment rental; $176,000 in satellite charges and $226,035 in camera/television rental. Utilities expense totaled $456,587 and $459,573 respectively, for the nine months ended September 30, 2007 and September 30, 2006. Program costs totaling $137,150 and $136,018, respectively, are also included in the total operating expenses for the nine months ended September 30, 2007 and September 30, 2006. Operating expenses (including payroll costs) for the bar, souvenir and concessions costs were $625,746 and $619,879 for the nine months ended September 30, 2007 and September 30, 2006, respectively. Operating payrolls and contract labor costs totaled $2,009,918 and $1,959,970 for the nine month periods ended September 30, 2007 and September 30, 2006, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $2,009,918, $707,889 was mutuels payroll, $457,254 was maintenance payroll, $53,045 was admissions payroll, $134,300 was office payroll, and $657,430 was security payroll. Maintenance expense for the nine months ended September 30, 2007, totaled $275,169 compared to $248,604 for the same period in 2006.  Advertising expense for the nine months ended September 30, 2007, totaled $161,066 compared to $189,695 for the nine months ended September 30, 2006. The Company continues to evaluate the effectiveness of advertising, and has cut expenses in areas that were not effective.

Real Estate Cost of Sales
The Company had no real estate cost of sales during the quarters ended September 30, 2007 and September 30, 2006.

The Company had no real estate cost of sales during the nine months ended September 30, 2007 compared to $1,708,022 for the same period in 2006. During the nine months ended September 30, 2006, the Company sold the last residence at its Tara development for $370,000. The Company had already accrued a reserve of $224,002 on the property. Net of the reserve, the Company's basis was equal to the sale price, and there was $26,910 in costs associated with the sale of the property. During the nine months ended September 30, 2006, the Company also sold approximately 79 acres of investment real estate located adjacent to its' Jai-Alai facility in Fort Pierce, Florida. The sale proceeds were $3,800,000 plus $150,000 in extension fees. The sale proceeds were paid in cash. Expenses related to the sale totaled about $223,481, leaving a net amount received after expenses of $3,726,519. The company recorded a net gain on the transaction of $2,638,888 or ($0.83) per common share.

Other Income
The Company had other income of $394,126 for the quarter ended September 30, 2007, compared to $412,509 for the quarter ended September 30, 2006. Other income for the quarter ended September 30, 2007, consisted of $342,649 in pari-mutuel tax credits, and interest income of $51,477, compared to $371,633 in pari-mutuel tax credits, federal & state income tax expense of $150, and $41,026 in interest income for the same period in 2006.

The Company had other income of $847,628 for the nine months ended September 30, 2007, compared to $961,719 for the nine months ended September 30, 2006. Other income for the nine months ended September 30, 2007, consisted of $757,858 in pari-mutuel tax credits, and interest income of $89,770, compared to $843,700 in pari-mutuel tax credits, $250 in federal and state income tax expense, $27,111 in sales tax revenue from the State of Florida, and $91,058 in interest income for the same period in 2006.

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

Summary of Operations
The Company had net loss of $1,815,155 or ($.59) per common share for the three months ended September 30, 2007, compared to net loss of $1,483,264 or ($.46) per common share for the quarter ended September 30, 2006. Operating revenue was lower during the third quarter 2007.

The Company had net loss of $4,750,644 or ($1.50) per common share for the nine months ended September 30, 2007, compared to net income of $355,382 or ($.06) per common share for the quarter ended September 30, 2006. The large decrease can be attributed to several factors. There were forty-two fewer performances for the period ending September 30, 2007,compared to the same period ended September 30, 2006 which contributed to an overall decrease in Operating Revenue. There were no real estate sales during the nine months ended September 30, 2007, compared to $4,320,000 in 2006. Also, there is a charge in G&A for stock option expense which was $1,890,544 in 2007 compared to $685,309 charged to G&A in 2006, relating to stock options issued on July 1, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at September 30, 2007 was $5,458,811. At September 30, 2007, the Company had working capital of $1,651,808, this is an increase in working capital of approximately $1,293,961 from December 31, 2006. The increase in capital can be attributed to the issuance of 5,000 shares of Series Preferred AA Convertible Stock at $1,000 a share. That generated an additional $5,000,000 for the Company.

During the nine months ended September 30, 2007, net cash used in Company's operating activities was $584,251 compared to net cash used in operating activities of $1,486,897 during the nine months ended September 30, 2006. The Company had a large decrease in accounts receivable relating to an insurance payment received of $991,944 during the first quarter 2007. During 2006 the Company had a gain on the sale of the 79 acres adjacent to the Ft. Pierce property of $2,611,978 and the Company did not have any real estate sales in 2007. The Company had $1,890,544 in Stock Option Compensation Expense for the nine months ended September 30, 2007 compared to $685,309 for the same period in 2006. The Company's continuing operating expenses consist principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations.

During the nine months ended September 30, 2007 cash used in investing activities was $550,370 compared to cash provided by investing activities were $4,057,167 for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, the Company sold 79 acres adjacent to the Ft. Pierce property, the Company sold its’ last home at Tara, and the Company received payment of $520,000 on a Note Receivable that became due. During 2007, the Company had no real estate sales.

During the nine months ended September 30, 2007, cash provided by financing activities was $4,415,522 compared to $1,542,989 cash used in financing during the nine months ended September 30, 2006. On June 15, 2007, the Company issued 5,000 shares of Preferred Series AA stock. at a price of $1,000 per share for $5,000,000 (see Other Information - Item 2).

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

As of September 30, 2007, the Company owed Freedom $1,443,060 secured by a first mortgage on both the Miami and Ft. Pierce facilities. The mortgage to Freedom is due in full on October 31, 2008. The Company also owes Isle of Capri Casinos, Inc. a secured note in the amount of $5,000,000 which is due in full on December 31, 2008. The Company plans to secure the funds necessary to pay these amounts as they become due by raising new capital in a private placement of equity securities or from the sale of a portion of the excess real estate adjacent to the Fort Pierce Jai-Alai facility. There is no assurance that the Company will be successful in these efforts.

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

Segment Information

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

During the nine months ended September 30, 2007, Centers’ gaming operations comprised 100% of the Company’s revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

September 30, 2007

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	90%	$15,264	100%	$8,863	100%	$(4,733)
Real Estate Development	10%	1,614	-0-	-0-		(18)
Consolidated Total	100%	$16,878	100%	$8,863	100%	$(4,751)

December 31, 2006

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	84%	$11,951	75%	$13,084	184%	$(1,040)
Real Estate Development	16%	2,276	25%	4,320	(84)	475
Consolidated Total	100%	$14,227	100%	$17,404	100%	$(565)

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

On August 24, 2007, the parties engaged in a mediation session.  At the conclusion of the mediation session, the parties entered into a Memorandum of Understanding pursuant to which the parties agreed among things (i) to dismiss the pending actions; (ii) that FGC would have the exclusive right to conduct gaming activities during the summer session and to receive all income and losses attributable thereto; (iii) that the disputed lease will be canceled and be of no further effect; and (iv) to amend and restate the existing partnership agreement of Summer Jai-Alai partnership with FGC, Flagler, and BKCLP2 as the only remaining partners. The parties are actively negotiating the preparation of definitive agreements to implement the Memorandum of Understanding.

The Company is a Plaintiff in the United States District Court Southern District of Florida, Case No. 07-20897-CIV-UNGARO against Affiliated FM Insurance Company (“Affiliated”). The Company brought this action to compel appraisal of losses incurred when Hurricane Wilma damaged its facilities on October 24, 2005. Affiliated issued an insurance policy to the Company, with a term from December 1, 2004 until December 1, 2005. Affiliated argues that the Company has failed to fulfill its obligations under the policy by refusing to submit certain persons to examinations under oath and by failing to turn over documents, in particular the contract with Professional Construction Analysts (PCA) , and documents related to PCA’s licensing status in Florida. The Defendant filed a motion to dismiss the Company’s claims on June 1, 2007, and requested a summary judgment with respect to post-loss obligations under the policy. On August 2, 2007, the Court denied Defendants Motion for Summary Judgment. The Company and Affiliated have agreed on a party to serve as umpire in the dispute. The Company and Affiliated continue to gather information in anticipation of a hearing to determine the merit of the claim of the Company.

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

4.3	FGC Warrant Agreement dated October 31, 2005, between Florida Gaming Corporation, Freedom Financial Corporation, James W. Stuckert, and Solomon Oden Howell is incorporated here in reference.

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

10.5
Shareholders Support and Release of Lien Agreement dated October 29, 2004 entered into among Registrant, Isle of Capri Casinos, Inc., Freedom Financial Corporation, Freedom Holding, Inc., Collett Capital Corporation, and W. Bennett Collett, individually, field as Exhibit 10.49 on Form 8-K dated November 4, 2004, is incorporated herein by reference as Exhibit 10.5 hereto.

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

10.9
Registrant’s Amended and Restated Loan Agreement between Florida Gaming Centers, Inc. City National Bank of Florida, and Freedom Financial Corp, dated October 31, 2005, was filed as reference 10.9 to Registrant’s 2005 10-KSB, herein incorporated by reference as Exhibit 10.9 hereto.

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

14.0	Registrant’s Code of Ethics adopted by the Board of Directors on May 16, 2003, filed as Exhibit 14 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 14.0 hereto

21.0	List of Registrant’s Subsidiaries as of December 31, 2004, filed as Exhibit 21 to Registrant’s 2004 10-ksb is incorporated by reference as Exhibit 14 hereto.

31.1	Certification by Registrant’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.

31.2	Certification by Registrant’s Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.

32.1	Certification by Registrant’s Chief Executive Officer pursuant to18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

32.2	Certification by Registrant’s Chief Financial Officer pursuant to18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

99.2	Secured Promissory Noted dated October 29, 2004 in the face amount of $5,000,000 executed by Registrant in favor of Isle of Capri Casinos, Inc. and is incorporated herein by reference as Exhibit 99.2.

99.3
Promissory Note dated January 31,2 005 in the face amount of $833,333 executed by Florida Gaming Centers, Inc. to Calder Race Course, Inc. and West Flagler Associated, LTD., and is incorporated herein by reference as Exhibit 99.3.

FLORIDA GAMING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION
(Registrant)
Date: November 14, 2007	By:	/s/ W. B. Collett
W.B. Collett Chairman of the Board and Chief
Executive Officer

Date: November 14, 2007	By:	/s/ Kimberly Tharp
Kimberly Tharp Chief Financial Officer