Form 10KSB
period 2007-12-31
FLORIDA GAMING CORP
filed 2008-03-31
CIK 312065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Yes☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The registrant's revenues for the most recent fiscal year: $11,392,208.

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 27, 2008.

Common stock, par value of $.20 per share - $32,656,863.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

The number of shares of the registrant's common stock outstanding as of March 21, 2008 - 3,754,194 shares.

Transactional Small Business Disclosure Format

Yes ☐     No ☒

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

FORWARD-LOOKING STATEMENTS

This Form 10-KSB and the documents incorporated by reference in this Form 10-KSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to the following:

•	Changes in legislation;
•	Federal and state regulations;
•	General economic conditions;
•	Competitive factors and pricing pressures;
•	Dependence on the services of key personnel;
•	Interest rates;
•	Risks associated with acquisitions;
•	Uncertainties associated with possible hurricanes; and
•	Uncertainties related to the State of Florida negotiations with the American Indian tribes who operate casinos.

 If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated. Any forward-looking statements you read in this Form 10-KSB or the documents incorporated herein by reference reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should specifically consider the factors identified in this Form 10-KSB included under the caption “Risk Factors,” or in the documents incorporated by reference in this Form 10-KSB which could cause actual results to differ materially from those indicated by the forward-looking statements. In light of the foregoing risks and uncertainties, you should not unduly rely on such forward-looking statements when deciding whether to buy, sell or hold any of our securities. We disclaim any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances or otherwise.

References to “we”, “us”, “our”, “the registrant”, “Florida Gaming ” and “the Company” in this annual report on Form 10KSB shall mean or refer to Florida Gaming Corporation, unless the context in which those words are used would indicate a different meaning.

Item 1. Description of Business

(a) Business Development

Florida Gaming Corporation (“FGC” or the “Company”), was incorporated in the state of Delaware in 1976 as Lexicon Corporation (“Lexicon”). In 1993, Lexicon sold 699,480 shares of common stock to Freedom Financial Corporation ("Freedom") and a new board of directors was elected, and present management assumed control of Lexicon. The acquisition of the Ft. Pierce Fronton (“Ft. Pierce”) was consummated in February, 1994 following receipt of the approval from the Florida Department of Business Regulation on that date. Following the purchase of Ft. Pierce the Company, changed its’ name to Florida Gaming Corporation on March 17, 1994. On January 1, 1997, the Company purchased the Jai-Alai Facilities at Ocala, Tampa, and Miami, Florida The Company also entered into the real estate development business in 1997. The Company’s stock is traded on the over-the-counter bulletin board under the stock symbol “FGMG”. The Company’s principal place of business and executive offices are located at 3500 N.W. 37th Avenue, Miami, FL 33142.

On September 4, 1998, the Company sold the Tampa Jai-Alai property. The sale did not include the Company's gaming permit which remains available for future use in Hillsborough County, Florida. On July 31, 2000, the Company sold the Ocala Jai-Alai.

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

(b) Business of Issuer

Overview
The Company currently owns and operates two jai-alai frontons and inter-track pari-mutuel wagering facilities (each, a "Fronton", and collectively, the "Frontons") located in South and Central Florida. The Company also owns an inactive Jai-Alai pari-mutuel permit for Hillsborough County (Tampa), Florida. The Company's business at this time consists primarily of its operations at the Frontons, which include, live jai-alai performances, inter-track pari-mutuel wagering ("ITW") on jai-alai, horse racing (both thoroughbred and harness) and dog racing, and the sale of food and alcoholic beverages. The Fort Pierce location provides inter-track wagering on interstate simulcasting of horse racing, dog racing, and jai-alai from various tracks and frontons in the United States and within the State of Florida. Jai-Alai games are played live and simulcast year round from the Miami facility via satellite to a total of sixty two (62) pari-mutuel wagering locations in Florida, Connecticut, Rhode Island, as well as locations in Mexico, Central America, and Austria. Poker and dominoes are played at the Miami Jai-Alai Crystal Card Room. Ft. Pierce anticipates opening a card room in April, 2008.

The term "pari-mutuel wagering" refers to the betting by members of the public against each other, and as used in this report, and includes wagering on both live performances and inter-track pari-mutuel wagering.

In November 1997, the Company entered into the real estate development business. The Company has since sold all developed real estate except six residential (6) lots. The Company has completed its development activities and future expenses related to these properties will be expensed as incurred.

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

The profit sharing arrangement with WJA was based on Centers' net profits, before income taxes, as defined. The Company agreed to pay WJA 20% of the cumulative net profits of Centers for each of the ten full calendar years 1997 through 2006, subject to a cumulative $1,000,000 per- year cap described below. The cumulative $1,000,000 cap was to be equal to the product of $1,000,000 multiplied by the completed number of years in the ten-year period, minus the sum of all amounts previously paid under the 20% profit sharing arrangement. In addition, if Centers has net profits in any calendar year during the ten-year period in excess of $5,000,000, but had not paid WJA a 20% payment on the entire amount because of the cumulative $1,000,000 per year cap, Centers was to pay WJA 5% of the portion of the net profits on which the 20% payment was not made. No net profit payments were to be due for any year after the ten-year period. If, during the ten-year period, Centers had disposed of any of its significant assets or operations, except for the Ft. Pierce assets or operations, then WJA would have been entitled to receive an amount equal to 10% of Centers gain, if any, (net of related carrying costs), on the disposition. This agreement expired January 1, 2007.

During late 2001, the Company and Donovan, the former manager of WHA, negotiated a new agreement providing consulting and non competition payments of $25,000 in December 2001, $216,000 on January 14, 2002, and $1,000 per month for 60 months through December, 2007. All scheduled payments have been made.

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

Pursuant to the settlement of certain partnership disputes, since the 1998 season, the Company maintained the right to operate SJA at its own risk and for its own benefit under annual agreements which required fixed payments to each of the Summer partners. The agreement authorizing the Company's use of the permit between June 30, 2002 and June 30, 2004 required a fee of $345,000 payable monthly in 12 equal installments. The Company agreed to hold its Summer partners harmless for any and all losses or liabilities incurred through June 30, 2004. After June 30, 2004, the permit agreement terminated and the previous partnership agreement became the controlling document for the operation of SJA by the parties. The Company paid the three unaffiliated Summer Jai-Alai partners $306,667, all of which was previously accrued, in complete settlement of amounts due those partners under agreements resolving certain partnership disputes through June 30, 2004. The partnership’s lease for the purpose of conducting Jai-Alai operations at the Miami fronton and all related agreements terminated on October 31, 2004.

In December, 2007, a settlement was reached between the Company and its partners. The Company forgave its $255,509 receivable from the Partnership and its $98,608 receivable from its partners. The settlement stated that going forward the Partnership would be owned as follows:

Partnership Ownership

Florida Gaming	21%
West Flagler Associates, LTD	52%
BKCLP 2 LTD	27%
100%

The Partnership owns the Permit under a Permit Use Agreement (the “PUA”) between the Company and the Partnership. The Company has the exclusive right to conduct gaming operations under the Permit. The Company will derive all revenue, and is responsible for all expenses. In addition, the Company must assure that the holder of the Permit remains authorized to conduct all activities that Florida law authorizes under the Permit, based on the law as in effect at any particular time. The Company may terminate the PUA if the requirement to keep it valid imposes a material burden on the Company. West Flagler and BKCLP may terminate the PUA if they jointly elect to do so. If the PUA is terminated (and, thus the Permit’s use reverts to the Partnership) the Partnership does not have the right to conduct activities at the Company’s fronton. The Company, West Flagler and BKCLP entered into an Amended and Restated Partnership Agreement for the Summer Jai Alai Partnership and except for the following put/call rights, all actions of the Partnership require unanimous approval of the three Partners. The Partnership contains mandatory put/call rights which take effect if (1) the PUA is terminated by the Company, (2) the PUA is terminated by West Flagler and BKCLP, or (3) any two partners deliver to the third partner a notice of election to trigger the put/call. Under the put/call rights, the party(ies) triggering the put/call must offer to sell to the other partner(s) its interest at a stated price. The other partners may either buy the interest at that price, or sell their interests to the triggering partner at that price. Each partner must give the other partners 45 days advance notice of a “Change of Control” - which is a change of ownership of more than 40% of the partner’s equity and, in the case of the Company, a sale by its Chairman and his affiliates of more than 50% of their stock in the Company.

In accordance with the settlement, all revenues and expenses of the Summer Jai-Alai Operations are included in operating income and expenses in the accompanying statements of operations. See Item 3. Legal Proceedings for further details regarding this lawsuit.

Development of Cardrooms and Development:

A new Florida pari-mutuel statute was enacted July 1, 2007 allowing card rooms at licensed pari-mutuel facilities to add the game of dominoes, increase the maximum wager on poker, and permit year round operation of card rooms. Card rooms are regulated by the Florida Division of Pari-Mutuel Wagering (“DPMW)”. Permitted games are limited to non-banked poker games and dominoes. On June 5, 2007, the St. Lucie County commission approved a card room at the Company’s Ft. Pierce Jai-Alai facility. The Company anticipates the Ft. Pierce card room will open in April, 2008.

The Company currently operates a card room with dominoes at the Miami Jai-Alai facility. There have been some positive changes in the new legislation:

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

Simulcasting
The Company generates a portion of their revenue by transmitting signals from the jai-alai’s to other (“guest”) facilities and receiving signals from other (“host”) facilities. Revenues are earned through pari-mutuel wagers on signals that the Company receives and sends as host and guest. The Fort Pierce location provides inter-track wagering on interstate simulcasting of horse racing, dog racing, and jai-alai from various tracks and frontons in the United States and within the State of Florida. Jai-Alai games are played live and simulcast year round from the Miami facility via satellite.

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

The Company also faces competition from gaming companies that operate on-line and Internet-based gaming services. These services allow patrons to wager from home on a wide variety of sporting events. Unlike most on-line and Internet-based gaming, companies, the Company may require significant and ongoing capital expenditures for both its continued operation and expansion. The Company also could face increased costs in operating business compared to these gaming companies. The Company cannot offer the same number of gaming options as on-line and Internet-based gaming companies. In addition, many on-line and Internet gaming companies are based off-shore and avoid regulation under state and federal laws. These companies may divert wagering dollars from legitimate wagering venues. Competition in the gaming industry is likely to increase due to limited opportunities for growth in new markets. The Company's inability to compete successfully with these competitors could have a material, adverse affect on its business.

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

Daily License Fee. During the 2006-2007 live jai-alai season, a Daily License Fee of $40 was assessed for each jai-alai game conducted at each of the Company's Frontons. The Daily License Fee regulations amendments provide, however, that should an amendment to the Florida Constitution be adopted that would permit casino gambling at pari-mutuels such as the Frontons, the fee would return to $80 per jai-alai game; no such amendment has been passed. Such fee is paid to the DPMW to defray regulatory costs.

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

Florida Legislative Changes
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

On June 5, 2007 Florida Gaming received approval from the St. Lucie County Board of Commissioners to operate a card room at its’ Ft. Pierce Jai-Alai facility. The Company is currently in the process of converting approximately 10,000 square feet for the card room which will host poker games and tournaments with the maximum bet of $5.00, and no pot limit. The Company anticipates opening the card room in April 2008. This will give local patrons an alternative to traveling fifty (50) miles to Palm Beach and Brevard Counties in order to play poker.

On July 1, 2007 Legislation was passed by Senate Bills 134 and 135, allowing year-round operation of poker rooms, adding dominoes to card rooms, and raising the maximum wager on poker from $2 to $5. Legislation also passed permitted an additional 500 slot machines up from the current 1,500 machines in Dade and Broward, and permitting ATM machines at the facilities, and extending the hours of operation from 16 hrs to 18 hrs on weekdays, and allowing 24 hours a day on the weekends. On January 29, 2008 slot machines were approved at the Miami Jai-Alai facility and these new rules will apply to Miami Jai-Alai.

In November, 2004 voters in the state of Florida approved an amendment to the Constitution of the State of Florida to allow Broward and Dade Counties in Florida the local option to hold elections to approve Class III slot machine gaming at pari-mutuel betting facilities within Dade and Broward county. The Company's Miami fronton is located in Dade County. In March, 2005 local option elections were held in Broward and Dade Counties. The local referendum to approve slots passed in Broward County and failed in Dade County. State Law prohibited another local option referendum in Dade County for two years.  On January 29, 2008, Miami-Dade County voters approved, in a local referendum, the operation of up to 2000 Class III Las Vegas style slot machines at Miami Jai-Alai, a pari-mutuel wagering facility owned by Florida Gaming.

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

For the years 2001 through 2007, Miami had unused credits totaling $2,352,201.

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

Employees
As of December 31, 2007, the company had approximately 53 jai-alai players under contract, The Company believes that its present employee relations with its jai-alai players, some of whom belong to the International Jai-Alai Players Association/U.A.W., and the Company's relations with other employees are satisfactory.

The Company has approximately 195 part-time employees and 70 full-time employees.

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

Other Risks. Many other risks beyond the control could seriously disrupt operations, including:

·	The effect of global economic conditions;
·	The effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties;
·	The economic environment;
·	The financial performance of the jai-alai operations;
·	Costs associated with the efforts in support of alternative gaming initiatives.

Item 2.   Description of Property.

Set forth below is a brief description of the Frontons:

	Number	Size of	Number of
	Of	Building	Gaming
Location	Acres	Sq.Ft.	Seats

Ft. Pierce	55.00	80,000	2,150
Miami	8.99	185,000	4,389
Totals	63.99	265,000	6,539

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

Fort Pierce is a coastal community in St. Lucie County, Florida approximately 110 miles north of Miami. The Fort Pierce fronton, completed in 1974, is located approximately one mile from an exit on the Florida Turnpike, two miles from an exit on Interstate Highway 95 and five miles west of U.S. Highway 1. The Florida Turnpike is the primary route between South Florida and Orlando. The Fort Pierce fronton is situated on a fifty acre site and its parking facilities accommodate approximately 2,000 cars.

Both of the Company's frontons have pari-mutuel windows, liquor bars and concession stands.

The Company has a mortgage with Freedom Financial Corporation, dated October 31, 2005, secured by the two frontons payable with thirty six installments of $18,523.59 per month until October 31, 2008 when all outstanding principal plus interest in due. At December 31, 2007, the Company owed Freedom $1,416,172 on this mortgage.

In November, 1997, the Company entered into a new business — residential real estate development. These Properties consisted of over 100 fully-developed, and 163 partially-developed, single-family residential home sites, a swim and tennis club facility, and 27 acres of partially-developed commercial property. As of December 31, 2006, the Company has six (6) residential lots remaining to be sold with a mortgage of $43,027 on one of the lots. The six (6) lots have a book value of $297,500. The Properties are located on the east side of Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits, in Walton County.

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

Summer Jai-Alai

A subsidiary of Florida Gaming Corporation (the "Corporation"), Florida Gaming Centers, Inc. (FGC"), was named a defendant in an action entitled Hartman & Tyner, Inc., West Flagler Associates, Ltd., BKCLP 2, Ltd. and Summer Jai-Alai Partnership v. Florida Gaming Centers, Inc. Case No. 05-008302, filed on June 1, 2005 in the Circuit court of the 17th Judicial Circuit in and for Broward County, Florida. Plaintiffs alleged breach of contract, breach of fiduciary duty and unjust enrichment arising out of their relationship with FGC in connection with the Summer Jai-Alai Partnership, a Florida partnership through which the plaintiffs and FGC have historically operated jai alai and intertrack wagering programs at FGC's Miami fronton from May 1 through October 31, each year. Plaintiffs complained, among other things, that FGC breached related agreements between the plaintiffs and FGC and that FGC sold land in violation of the agreements governing the Summer Jai-Alai Partnership.

Certain claims against FGC were settled and dismissed on July 26, 2006. As part of that settlement, FGC agreed to pay the Plaintiffs approximately $306,667, all of which had been previously accrued in the company's financial statements, in complete settlement of amounts due those partners under agreements resolving certain partnership disputes through June 30, 2004, and in partial settlement of ongoing legal disputes, in order to focus the litigation on affirmation of the company's position that the Summer Jai-Alai partnership, the partnership's lease for the purpose of conducting Jai-Alai operations at the Miami fronton and all related agreements terminated on October 31, 2004.

Effective December 12, 2007, the parties entered into agreements resolving all remaining outstanding issues. Under those agreements, the parties agreed: (i) to dismiss the pending actions; (ii) that FGC would have the exclusive right to conduct gaming activities during the summer session and to receive all income, bear all expenses attributable thereto pursuant to a Florida gaming permit; (iii) that the disputed lease is terminated and of no further effect; (iv) to amend and restate the existing partnership agreement of Summer Jai-Alai Partnership, with FGC, West Flagler, and BKCLP 2 as the only remaining partners; and (v) to provide for FGC's transfer of the gaming permit to the partnership in certain situations.

Affiliated

The Company is a Plaintiff in the United States District Court Southern District of Florida, Case No. 07-20897-CIV-UNGARO against Affiliated FM Insurance Company (“Affiliated”). The Company brought this action to compel appraisal of losses incurred when Hurricane Wilma damaged its facilities on October 24, 2005. Affiliated issued an insurance policy to the Company, with a term from December 1, 2004 until December 1, 2005. Affiliated argues that the Company has failed to fulfill its obligations under the policy by refusing to submit certain persons to examinations under oath and by failing to turn over documents, in particular the contract with Professional Construction Analysts (PCA) , and documents related to PCA’s licensing status in Florida. The Defendant filed a motion to dismiss the Company’s claims on June 1, 2007, and requested a summary judgment with respect to post-loss obligations under the policy. On August 2, 2007, the Court denied Defendants Motion for Summary Judgment. The Company and Affiliated have agreed on a party to serve as umpire in the dispute. On August 31, 2007 the parties stipulated “to have the Appraisal Umpire issue an Itemized Appraisal Award per the policy’s terms.” The Appraisal Umpire entertained both oral and written evidence concerning the losses and issued an award based on that evidence. The award amount is being contested by Affiliated and Florida Gaming makes no representation regarding the eventual outcome of the suit or any amount which the Company may receive as a result.

Other Suits

The Company is a defendant in certain other suits which are deemed to be routine litigation in the ordinary course of business. The Company believes that the ultimate resolution of the suits will not have a material adverse impact on the Company's financial position or its results of operations.

Item 4. A submission of matters to a vote of security holders

No matters were submitted during the fourth quarter of 2007 to a vote of our stockholders.

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

The bid prices reflect inter dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The table shows the high and low bid prices for the years 2006 and 2007.

2007	High	Low

For the Quarter Ended:
March 31	20.02	13.99
June 30	30.00	18.00
September 30	28.50	22.00
December 31	25.51	17.13

2006	High	Low

For the Quarter Ended:
March 31	21.00	12.50
June 30	16.00	12.60
September 30	13.05	12.00
December 31	13.20	12.00

*************************

As of December 31, 2007, the Company had approximately 1,595 holders of record of its Common Stock.

The Company has never paid any cash dividends on its Common Stock and currently anticipates that earnings will be retained for use in its operations. The Company is not contractually restricted from paying dividends on its Common Stock, however, it does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any future determination as to cash dividends will depend on the earnings and financial position of the Company, as well as any legal restrictions and such other factors as the Board of Directors many deem appropriate.

Persons who may be deemed “affiliates” of the Company or who acquired the shares in a transaction exempt from registration under the U. S. Securities and Exchange Act (“the “Securities Act”) hold approximately 1,684,139 shares (“Restricted Shares”) of the 3,754,194 shares of Common Stock outstanding as of March 21, 2008, which may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. Holding, the holder of 886,157 Restricted Shares, has demand registration rights for its shares.

In general, under Rule 144 a person (or person whose shares are aggregated) who has beneficially owned Restricted Shares for at least one year, including a person who may be deemed an affiliate of the Company, is entitled to sell within any three-month period up to that number of shares of Common Stock that does not exceed the greater of 1% of the then-outstanding shares (approximately 37,541 shares) of Common Stock of the Company or up to the number of shares equal to the average weekly trading volume of the Common Stock on the Over-the-Counter Market during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain restrictions relating to manner of sale, notice, and the availability of current public information about the Company. A person who has not been an affiliate of the Company at any time during the 90 days preceding a sale and who has beneficially owned shares for at least two years could be entitled to sell such shares without regard to the volume limitations, manner of sale provisions and other requirements of Rule 144.

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

The Company has five issues of Convertible Preferred Stock outstanding as of December 31, 2007.  A complete description and summary of the Convertible Preferred Stock is set forth in “ITEM 7. Financial Statements - Note B.”

The Company has issued a total of 1,558,625 stock options to purchase common stock of the Company to current or former directors and officers and to certain key employees. The Company has issued 80,000 in warrants in connection with financing.

Equity Compensation Plan Information
December 31, 2007

Number of
securities
	Number		remaining
	of securities	Weighted-	available for
	to be issued	Average	future issuance
	Upon	Exercise	under equity
	Exercise of	Price	compensation
	Outstanding	Of	plans
	options,	Outstanding	(excluding
	Warrants,	options,	securities
Plan	And	Warrants	reflected in
Category	Rights	and rights	column (a)

Equity compensation plans*	10,000	$2.25	0
approved by security holders

Equity compensation plans not	1,548,625	$12.66	250,000
approved by security holders

Total	1,558,625		250,000

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

The 2006 Plan may be administered by the Board of Directors or by a committee appointed by the Board of Directors (In either case, referred to herein as the “Committee”.) All stock options granted under the 2006 Plan must be approved by the Committee, and the Committee has full power to construe and interpret the plan subject to the plan's express provisions. If the Stock is listed on a national securities exchange, the closing price of the Stock on the composite tape as of the most recent date on which the Stock was traded prior to the Grant Date. If the Stock is quoted on NASDAQ, the mean high and low market prices for which the Stock is quoted as of the most recent date on which the Stock was quoted prior to the Grant Date. If the Stock is not listed on a national securities exchange or quoted on NASDAQ, but is traded over the counter, the last sales price of the Stock on the most recent date on which the Stock was sold in the over-the-counter market prior to the Grant Date. On October 9, 2007, the Board of Directors amended the 2006 Stock Incentive Plan to make the options cashless and transferable. There are 395,500 options outstanding under the 2006 stock incentive plan.

Second Amended and Restated Officers and Directors Stock Option Plan
The Company's Second Amended and Restated Directors and Officers Stock Option Plan (the "Directors and Officers Plan") provides for the grant of stock options to the directors and executive officers of the Company and its subsidiaries to purchase shares of the Company's $.20 par value common stock to motivate them to contribute to the success of the Company. The Directors and Officers Plan may be administered by the Board of Directors or by a committee appointed by the Board of Directors (In either case, referred to herein as the “Committee”). All stock options granted under the Directors and Officers Plan must be approved by the Committee, and the Committee has full power to construe and interpret the plan subject to the plan's express provisions. The exercise price per share for an option granted under the Directors and Officers Plan shall not be less than the fair market value of the stock on the date the option is granted. If the Stock is listed on a national securities exchange, the closing price of the Stock on the composite tape as of the most recent date on which the Stock was traded prior to the Grant Date. If the Stock is quoted on NASDAQ, the mean high and low market prices for which the Stock is quoted as of the most recent date on which the Stock was quoted prior to the Grant Date. If the Stock is not listed on a national securities exchange or quoted on NASDAQ, but is traded over the counter, the last sales price of the Stock on the most recent date on which the Stock was sold in the over-the-counter market prior to the Grant Date. If the Stock is not listed on a national securities exchange, quoted on NASDAQ or traded in the over-the-counter market, the book value per share of the Stock determined in accordance with generally accepted accounting principles as of the last day of the fiscal quarter immediately preceding the Grant Date. On October 9, 2007, the Board of Directors amended the plan to make the options cashless and transferable. There are 140,125 options outstanding under the second amended and restated officers and directors stock option plan.

Second Amended and Restated Advisors and Consultants Stock Option Plan
The Company's Second Amended and Restated Advisors and Consultants Stock Option Plan (the "Advisors and Consultants Plan") provides for the grant of options to purchase shares of the Company's $.20 par value common stock to natural persons who provide bona fide valuable services to the Company that are not in connection with the offer of sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for the Company's securities. The Board of Directors administers the Advisors and Consultants Plan. All stock options granted under the Advisors and Consultants Plan must be approved by the Board of Directors, which has full power to construe and interpret the plan subject to the plan's express provisions. The exercise price per share for an option granted under the Advisors and Consultants Plan is the greater of three (3) times the book value per share as of the last day of the fiscal quarter immediately proceeding the date the option is granted as determined in accordance with generally accepted accounting principles, or the market value determined. If the Stock is listed on a national securities exchange, the closing price of the Stock on the composite tape as of the most recent date on which the Stock was traded prior to the Grant Date. If the Stock is quoted on NASDAQ, the mean high and low market prices for which the Stock is quoted as of the most recent date on which the Stock was quoted prior to the Grant Date. If the Stock is not listed on a national securities exchange or quoted on NASDAQ, but is traded over the counter, the last sales price of the Stock on the most recent date on which the Stock was sold in the over-the-counter market prior to the Grant Date. Options granted under the Advisors and Consultants Plan cannot be assigned or transferred except by will or the laws of descent and distribution, and cannot otherwise be pledged or hypothecated in any way. Any attempted assignment, transfer, pledge hypothecation or other disposition of an option, or the levy of any process upon an option, will render the option null, void and without effect. There are 193,000 options outstanding under this plan.

Non-Plan Options
On October 9, 2007, the Board of Directors amended the plan to make the options cashless and transferable. During the first quarter 2008, 415,000 shares issued as Non-Plan stock options were exercised at $2.25 per share. The remaining 318,000 shares issued as Non-Plan stock options have exercise prices ranging from $17 per share to $20 per share and expiration dates ranging from 8/21/2006 to 7/1/2012. Also included are 60,000 shares subject to warrants with an exercise price of $13.00 per share expiring on 10/31/2008, and 20,000 warrants with an exercise price of $30.00 per share expiring 6/15/2012.

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

On July 1, 2007 Legislation was passed by Senate Bills 134 and 135, allowing year-round operation of poker rooms, adding dominoes to card rooms, and raising the maximum wager on poker from $2 to $5. Also, on July 1, 2007, legislation passed permitting an additional 500 slot machines up from the current 1,500 machines in Dade and Broward County, and permitting ATM machines at the facilities, and extending the hours of operation from 16 hrs to 18 hrs on weekdays, and allowing 24 hours a day on the weekends. The new legislation applies to the Miami Jai-Alai.

On January 29, 2008, Miami-Dade County voters approved, in a local referendum, the operation of up to 2000 Class III Las Vegas style slot machines at Miami Jai-Alai, a pari-mutuel wagering facility owned by Florida Gaming. This approval also permits Calder Race Track and Flagler Dog Track to operate up to 2000 slot machines. The approval should help Miami Jai-Alai be more competitive with area casinos. The Company expects to continue negotiations with Isle of Capri Casinos, Inc. for a sale or other transaction involving Miami Jai-Alai pursuant to a Letter Agreement dated October 29, 2004.

Fiscal Year 2007 Compared with Fiscal Year 2006

During the twelve months ended December 31, 2007 and December 31, 2006, the Company's operations reflect twelve months operation of live jai-alai performances at the Miami facility, and three months of live jai-alai performances at Ft. Pierce, along with a year round schedule of ITW. The operating statement also includes the real estate development in Loganville, GA.

COMPARISON DEFINITION

The following analysis of handle, revenues, real estate sales, attendance, operating expenses and general & administrative expenses in this part of the report compares figures for the twelve months ended December 31, 2007 to figures for the twelve months ended December 31, 2006, for the Miami and Ft. Pierce pari-mutuel facilities, and the real estate development.

Handle Analysis

Total Handle for the twelve months ended December 31,2007 was $84,271,275 of which $17,826,419 was wagered on live jai-alai, $22,107,103 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting, and $44,337,753 was wagered on inter-track guest signals carried at the Company's two frontons.

Total Handle for the twelve months ended December 31,2006 was $93,508,604 of which $20,808,526 was wagered on live jai-alai, $25,295,404 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting, and $47,404,674 was wagered on inter-track guest signals carried at the Company's two frontons.

The Company eliminated the Wednesday live night performances at Miami which decreased the number of performances offered at the facilities.

Handle Increases and Decreases

Total handle for the twelve months ended December 31, 2007 was $84,271,275 compared to $93,508,604 for the twelve months ended December 31, 2006. Total handle for the twelve months ended December 31, 2006 decreased $9,237,329 or 9.9%.

Live handle and host signal for the twelve-months ended December 31, 2007 was $39,933,522 compared to $46,103,930 for the same period in 2006, a decrease of $6,170,408 or 13.4%.

ITW handle decreased from $47,404,674 in 2006 to $44,337,753 for the same period in 2007, —a decrease of $3,066,921 (6.5%).

Revenue

Net Pari-Mutuel Revenues
Pari-mutuel revenues, net of state taxes and guest commissions, for the year ended December 31, 2007 were $9,647,670 compared to net pari-mutuel revenues of $10,983,951 for the same period in 2006, a decrease of $1,336,281 (12.16%). Revenues for the twelve months ended December 31, 2007, consisted of $6,009,874 from live and simulcast jai-alai wagering and $3,637,796 from inter-track guest commission. This compares to revenues for the twelve months ended December 31, 2006 of $7,051,559 from live and simulcast jai-alai wagering and $3,932,392 from inter-track guest commission.

Admissions Income
Admissions Income, net of state taxes, for the year ended December 31, 2007, was $21,044, net of state taxes, compared to $138,482 for the year ended December 31, 2006, a decrease of $117,438 or 84.8%. Ft. Pierce did not charge admission during 2007.

Program Revenue
Program Revenue  for the year ended December 31, 2007, was $140,040 compares to $159,456, a $19,416 decrease.

Food and Beverage
Food and beverage income decreased $154,552 (18.6%) to $677,784 for the year ended December 31, 2007, compared to $832,336 for the year ended December 31, 2006. Food and beverage income is revenue from the bar and concession stand. There has been a decline in food and beverage sales at Miami Jai-Alai.

Card room revenue
Card Room revenue for the Miami Crystal Card Room for the twelve months ended December 31, 2007 had a slight increase for the year with income of $781,732 compared to $745,539 for the same period in 2006, an increase of $36,193. The Miami Jai-Alai started offering Dominoes on July 1, 2007.

Other Revenue
Other Revenue for the year ended December 31, 2007 was $123,937 compared to $224,006 for the year ended December 31, 2006. Other Revenue primarily consists of souvenirs, parking, vending machines, lottery commission and misc. income.

Real Estate Sales
The Company had real estate sales of -0- for the year 2007, compared to $4,320,000 for the year 2006. During the period ending December 31, 2006, the Company sold two pieces of property. The Company sold the last residence at its Tara development for $370,000. The Company also sold approximately 79 acres of investment real estate located adjacent to its' Jai-Alai facility in Fort Pierce, Florida. The sale proceeds were $3,800,000 plus $150,000 in extension fees and was paid in cash.

Operating Expenses

The Company's operating expenses for the year ended December 31, 2007 were $12,897,770 compared to $14,777,449 for the same period in 2006, a $1,879,679 decrease. The largest decrease in operating expenses was in Cost of Real Estate Sales. During 2006, the Company had Real Estate Cost of Sales of $1,708,022 compared to -0- in 2007.

Advertising and Promotions
Advertising and promotional costs were $390,729 for the year ended December 31, 2007, compared to $456,038 for the year ended December 31, 2006. A total decrease of 14.3%. Of the $390,729, advertising expense was $199,739 for the twelve month period ending December 31, 2007, compared to $225,219 for the twelve month period in 2006 a decrease of $25,480 or 11.3%. Promotion expense for the twelve month period in 2007, was $190,990 compared to $230,819 for the same period in 2006, a $39,829 decrease or 17.2%. The Company continues to evaluate the effectiveness of its advertising and promotions in an effort to spend less in areas that were less effective and advertising events and dates such as the Memorial Day, Labor Day, etc.

Operating and Mutuel Payroll and related costs
Total operating and mutual payroll costs remained relatively the same and were $4,328,749 for the year 2007, compared to $4,340,085 in 2006, a $11,336 decrease. Mutuels payroll for the year ended December 31, 2007 was $922,421, compared to $918,873 for the same period in 2005. Admission payroll for 2007 was $70,539 compared to $66,982 during the same period in 2006. Maintenance and janitorial payroll was $605,792 for the year ended 2006 compared to $589,313 for the same period in 2006. Security payroll for 2006 was $777,320 compared to $724,948 for the same period in 2006. Employee benefits were $872,003 compared to $923,258, a decrease of $51,255. Employee benefits consists of insurance for health care for the players and employees. Office payroll was $326,562 for the year ended 2007, compared to $307,940 for the same period in 2006. Related costs consisting of payroll taxes were $675,366 for year 2007 compared to $720,483 for the year 2006.

Player payroll and related costs
Player payroll and related costs for the year ended December 31, 2007 were $3,349,123 compared to $3,476,158 for the year ended December 31, 2006, a 3.6% decrease. The largest portion of the players decrease was due to a decrease in Players prize money and bonuses due to fewer performances in 2007.

Food and beverage costs
Food and beverage costs for the period ended December 31, 2007, were $757,660 compared to $771,791 for the same period in 2006. Food and Beverage costs are from the bar and concession stand. Bar payroll was $158,731 for period ended December 31, 2007, compared to $153,142 in 2006. Bar purchases were $123,241 for the year ended December 31, 2007, compared to $167,092 for the same period in 2006, a $43,750 decrease or 26%. Concession payroll was $291,970 for the year ended December 31, 2007, compared to $277,676 for the same period in 2006, an increase of $14,294. Concession purchases totaled $183,618 for the year ended December 31, 2007 compared to $173,882 for the year ended December 31, 2006, a $9,736 decrease.

Repairs and Maintenance
Total Repairs and Maintenance for the year ended December 31, 2007, was $305,546 compared to $288,667 for the same period in 2006.

Totalizator/teleview rental
The Company leases totalizator equipment at each fronton. The cost was $240,421 for the year ended December 31, 2007 compared to $235,878 for the year ended December 31, 2006.

ITW and television costs
Total ITW and television costs were the year ended December 31, 2007 were $852,315 compared to $855,036 for the same period in 2006, a decrease of $2,721. Of the total costs for 2007, TV Camera rental costs increased $8,887 to $306,191, and ITW tote and telecom costs decreased $11,608 to $546,124.

Programs
Total Program costs were $179,695 for 2007, compared to $173,301 for the same period in 2006, a slight increase of $6,394. Out of the total program costs, payroll totaled $15,383 for the year ended December 31, 2007, compared to $16,458 for the same period in 2006. Program expenses totaled $164,312 for the year ended December 31, 2007, compared to $156,843 for the same period in 2006.

Cardroom payroll and related costs
Cardroom payroll totaled $256,437 for 2007 compared to $216,817 for the same period in 2006.

Other card room operating costs
Expenses related to cardroom operations amounted to $264,253 compared to $219,588 in 2006. The largest increase in costs were from the state participation which was $80,487 in 2006, and increased $18,638 to $99,125 for the year 2007.

Depreciation and amortization
Deprecation and Amortization expense amounted to $317,815 for the year ended December 31, 2007 compared to $304,769 for the same period in 2006. Of that total, depreciation expense for the year ended December 31, 2007, was $306,482 and amortization was $11,333, compared to Deprecation expense of $293,436 and amortization of $11,333 for the same period in 2006.

Utilites
Utility costs had a slight increase of $2,930 to $569,469 for the year ended December 31, 2007 from $566,539 for the same period in 2006.

Cost of Real Estate Sales
The Company had cost of real estate sales of -0- for the year ended December 31, 2007 compared to $1,708,022 for the year 2006. The Company sold their last residence at its Tara Development for $370,000 in 2006. The Company had already accrued a reserve of $224,002 on the property. Net of the reserve the Company’s basis was equal to the sale price, and there was $26,910 in costs associated with the sale of the property. The Company also sold approximately 79 acres of investment real estate located adjacent to its’ Jai-Alai facility in Ft. Pierce, Florida which had a basis of $1,087,631. The sale proceeds were $3,800,000 plus $150,000 in extension fees. Expenses relating to the sale totaled about $223,481, leaving a net amount received after expenses of $3,726,519.

Provision for loss on real estate
The Company had provision for loss on real estate of $5,050 for the year ended 2006 compared to -0- in 2007.

Misc. net
Misc expenses were $1,085,558 for the year 2007, compared to $1,159,710 for the same year in 2006. Rent was one of the more significant charges of miscellaneous expense , which was $235,051 for year ended December 31, 2007, compared to $151,494 for the same period in 2006. Security police costs were $127,630 for the year ended 2007, compared to $120,334 for the same period in 2006. Souvenir payroll and expenses total $61,490 for the year 2007 compared to $51,891. Equipment Rental total $48,042 for the year ended 2007 compared to $31,298 for the same period in 2006.

General and Administrative Expenses

The Company's general and administrative expenses increased $762,788 (14.2%) to $6,124,063 for the twelve months ended December 31, 2007, compared to $5,361,275 for the twelve-months ended December 31, 2006. A large portion of that increase can be attributed to the Company expensing stock options in 2007 which resulted in an expense of $1,890,544 in 2007, compared to $1,393,359 in 2006. The Company also incurred financing costs of $182,764 in 2007 relating to the issuance of the Preferred AA Stock, compared to loan guarantee fees of $29,468 in 2007.

Comparisons of significant categories of general and administrative expense for 2007 versus 2006 are as follows:

Executive payroll and related costs
Executive payroll and related costs were $538,952 in 2007, compared to $584,621 in 2006. A decrease of $45,669. Included in the charges for 2006 is a $35,000 incentive bonus given to officers for the sale of the investment property at Ft. Pierce.

Stock Options
The Company issued 858,625 stock options during 2006. The Company expensed these options using the Black-Scholes method and recorded an expense of $1,393,359 for the year ended December 31, 2006, and $1,890,544 for the same period in 2007.

Director Fees
The Company has three non-employee directors and they each receive $1500 per month . The Board of Directors increased the fees from $750 to $1500 effective May 1, 2007. Director Fees for the periods ended December 31, 2007 were $45,000 compared to $27,000 for the year ended December 31, 2006.

Management consulting
Total management consulting fees for the year ended December 31, 2007, were $680,000 compared to $600,000 during 2006. The $80,000 increase is due to the Board of Directors authorizing an increase of $10,000 per month effective May 1, 2007. Management fees consist of fees paid to Freedom Financial Corporation for services provided by W. B. Collett, Chairman and CEO. (See Note G)

Telephone and Travel
Total fees for telephone and travel were $387,879 for the year ended December 31, 2007, compared to $369,571 for the same period in 2006. Of the $387,879, telephone expenses decreased from $91,203 for the period ended December 31, 2006, to $82,168 for the same period in 2007. Travel expenses increased $27,343 (9.8%) to $305,711 for the year ended December 31, 2007 compared to $278,368 for the same period in 2006. W. Bennett Collett, Chairman and CEO campaigned in Miami for the slot machines. Also, Airfares and hotel expenses have increased in 2007.

Professional fees
Professional fees were $632,749 in 2007 compared to $572,784 in 2006, an increase of $59,965 or 10.5%. Included in professional fees are lawyers, accountants, and consultants.

Interest and Financing Costs
The Company had total interest and financing costs of $704,281 for the twelve month period ended December 31, 2007 compared to $532,388 during the same period in 2006. Of the total, $704,281, interest costs totaled $491,912 for the twelve month period ended December 31, 2007, compared to $491,659 for the same period in 2006, remaining the same. The Company pays Isle of Capri $75,000 quarterly for interest expense for a total of $300,000 per year. Financing costs were $212,232 for the year ended December 31, 2007, compared to $35,854 for the same period in 2006. During 2007, the Company issued 20,000 warrants and incurred other financing costs of $182,704 related to the sale of AA Preferred Stock

Property Taxes
Property taxes were $400,191 for the year ended December 31, 2007, compared to $399,880 for the same period in 2006.

Insurance Costs
The Company had insurance expense of $844,467 for the twelve months ended December 31, 2007, compared to insurance expense of $881,672 for the same period in 2006. A decrease of $37,205. Insurance rates have substantially increased all over the state of Florida. Ft. Pierce was damaged by two (2) hurricanes in 2004, and Miami was damaged by a hurricane in 2005.

Other Income and Expense

Other income for the year ended December 31, 2007, was $977,297 compared to other income of $2,170,449 for the same period in 2006. There was interest income of $159,971 for the twelve months ended December 31, 2007, compared to $119,014 for the same period in 2006 an increase of $40,957. There was additional income of $817,326 in State Tax credits on handle and admissions in 2007, compared to $1,209,491 for the same period in 2006. The Company had insurance recoveries, net of losses, of $841,944 in 2006 compared to -0- in 2007.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $3,423,695 at December 31, 2007, compared to $2,177,910 at December 31, 2006. The Company had negative working capital of approximately $6,768,996 during the year ended December 31, 2007, compared to working capital of $357,802 in 2006. The decrease in working capital can be attributed to the Freedom Note of $1,416,172 becoming due on October 31, 2008, and Isle of Capri’s $5,000,000 note is due on December 31, 2008. The Company issued Preferred AA stock for $5,000,000 in June, 2007 (See Note B). During 2006, the Company had a sale of the investment property at Ft. Pierce, and the sale of the last home at its Tara development. The Company received $3,950,000 in cash, less settlement charges of $223,481 for the sale of the property at Ft. Pierce, and the Company received $370,000 less $26,910 in settlement charges for the sale of the home at its Tara Development.

Net cash used in operating activities was $3,247,452 in 2007, compared to $3,283,134 in 2006. During 2006, the Company issued stock options with related costs of $1,393,359 and the expense in 2007 was $1,890,544 from the same stock options issued in 2006.On June 15, 2007, the Company issued stock warrants relating to the issuance of Preferred AA stock. The Company recognized a financing cost of $182,764. During 2006, the Company had insurance recoveries, net of losses, of $841,944, compared to -0- in 2007 (See Note O). There were no real estate sales in 2007, compared to a large gain on sale of real estate of $2,611,978 in 2006 due to the sale of the Ft. Pierce property in the first quarter of 2006, and the sale of a home in its Tara development (See Note L).

Net cash provided by investing totaled $155,037 for 2007, compared to $4,517,243 in 2006. The large difference is due to the sale of the Ft. Pierce Property and the last home at the real estate development in 2006. These sales totaled $4,320,000 minus expenses of $250,391, compared to selling -0- in 2007. The Company also collected insurance proceeds of $952,160 in 2007, compared to $350,000 in 2006. The Company collected a payoff of a mortgage receivables for $509,959, net, in 2006, compared to -0- in 2007.

During 2007, net cash provided by financing activities totaled $4,338,200 compared to $1,098,696 cash used in financing activities in 2006, a difference of $5,436,896. During 2007, the Company received $5,000,000 from the issuance of Preferred AA stock. The Company issued 5,000 shares $1,000 per share. Costs associated with the issuance of the Preferred AA were $203,621. During 2006, the Company repaid Freedom $1,400,000 on its loan and received $231,201 from the exercising of options. The Company paid $283,315 in Preferred dividends for the year 2007, compared to $267,546 in 2006.

The Company leases totalizator equipment from Autotote Systems, Inc, (“Autotote”) at each fronton under leases which expire October 31, 2008. The leases require minimum annual rental at the Miami and Ft. Pierce locations. Transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of $500 per performance, under a contract which expires in 2008. Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2007 and 2006 was approximately $387,000 and $372,000, respectively. For 2008, the minimum lease commitment is $351,000 each year.

The Company also leases parking facilities adjacent to the Miami fronton. This lease was dated February 17, 2003, and during 2006 there was a required annual payment of $117,000. For 2007, the annual payment was $126,000. The 2008 renewal requires an annual payment of $130,000.

As of December 31, 2007, the Company owed Freedom $1,416,172 secured by a first mortgage on both the Miami and Ft. Pierce facilities. The mortgage to Freedom is due in full on October 31, 2008. The Company also owes Isle of Capri Casinos, Inc. a secured note in the amount of $5,000,000 which is due in full on December 31, 2008. The Company plans to secure the funds necessary to pay these amounts as they become due by raising new capital in a private placement of equity securities. There is no assurance that the Company will be successful in these efforts.

(a)	Off -Balance Sheet Arrangements

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

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. Allowance for doubtful accounts totaled -0- for the year ended December 31, 2007 compared to $135,972 for the year ended December 31, 2006. During 2006, the Company had reserved $98,608 in regards to a lawsuit with Summer Jai-Alai and that lawsuit has been resolved. (See Note K).

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

In accordance with SFAS No. 144, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annually and has found this to be very effective. During 2006 provisions for losses totaled $5,050 on property held for sale, compared to -0- in 2007.

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

The Company's policy for unclaimed winning tickets follows the requirements as set forth by the State of Florida. Abandoned tickets are winning tickets that remain uncashed for a period of one year. The value of the abandoned tickets escheat to the state. These funds are deposited into the State School Fund for support and maintenance of Florida's public schools. During 2007, unclaimed winning totaled $176,349 compared to $158,894 for the same period in 2006.

Item 7.	Financial Statements

List of Financial Statements Filed.

See accompanying Financial Statements:
Balance Sheets as of December 31, 2007 and 2006.
Statements of Income for the years ended December 31, 2007 and 2006.
Statement of Changes in Stockholders' Equity for the two years ended December 31, 2007 and 2006.
Statements of Cash Flows for the years ended December 31, 2007 and 2006.
Notes to Financial Statements.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A	Controls and Procedures.

As of December 31, 2007, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(a) Management’s annual report on internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15f under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

-	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Our management's report of the effectiveness on the design and operation of our internal control over financial reporting was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

b) Changes in internal control over financial reporting. There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by this report and that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B	Other Information

No information to be reported.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth certain information concerning the Company's executive officers and directors at December 31, 2007:

Name	Age	Position with the Company	Director or Executive Officer Since

W. Bennett Collett	75	Chief Executive Officer, Director and Chairman	1993

W. Bennett Collett, Jr.	52	President , Director, and Chief Operating Officer	1993

Daniel Licciardi	51	Executive Vice-President and Pari-Mutuels Manager	1998

Kimberly R. Tharp	50	Chief Financial Officer, Secretary and Treasurer	2002

Jennifer Chong	51	Controller	2003

George Galloway, Jr.	74	Director	1994

Roland M. Howell	92	Director	1995

William Haddon	76	Director	2001

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

Daniel Licciardi was elected Exec. Vice-President and Pari-Mutuels Manager in 1998 of Florida Gaming Centers.. Mr. Licciardi was employed at the Miami Jai-Alai when present management took over in 1997. He has overseen the operations at the Miami Jai-Alai for over 20 years.

Jennifer Chong has worked in various positions at the Miami Jai-Alai and was elected Controller in 2003. She had previously served Centers as Asst. Contoller.

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

To the Company's knowledge, based solely on a review of the copies of such reports and certain representations furnished to the Company, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

Information Relating to Our Audit Committee of the Board of Directors

     The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of our company and the audits of our financial statements. The Audit Committee provides assistance to our Board of Directors with respect to its oversight of (a) the integrity of our financial statements, (b) our compliance with legal and regulatory requirements, (c) the independent registered public accountant’s qualifications and independence, and (d) the performance of our independent registered public accountants. The primary responsibilities of the Audit Committee are set forth in its charter, which is reviewed annually, and includes various matters with respect to the oversight of our company’s accounting and financial reporting process and audits of the financial statements of our company on behalf of our Board of Directors.

     The Audit Committee also selects the independent registered public accountants to conduct the annual audit of the financial statements of our company; reviews the proposed scope of such audit, reviews accounting and financial controls of our company with the independent registered public accountants and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates.

     The Audit Committee currently consists of Messrs. Haddon, Howell and Galloway, each of whom is an independent director of our company under OTCBB rules as well as under rules adopted by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002. The Board of Directors has determined that Mr. Haddon qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Haddon serves as Chair of the Audit Committee.

Code of Ethics

The Code of Ethics can be viewed on the Company's website @ www.fla-gaming.com

Item 10.	Executive Compensation

Cash Compensation.

The following table sets forth all cash compensation paid by the Company for the fiscal years ended December 31, 2007 and 2006 for W. Bennett Collett, W. B. Collett, Jr., and Daniel Licciardi. W. Bennett Collett received no cash compensation from the Company from the time he began service as an executive officer on March 31, 1993 through December 31, 1995.

SUMMARY COMPENSATION TABLE

							Non-
						Non-Equity	Qualified
						Incentive	Deferred	All
						Plan	Compen-	Other
Name of				Stock	Option	Compen-	sation	Compen-
Executive Officer	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

W. B. Collett	2007	$680,000			1,981,700			36,881	2,698,581
Chairman and CEO	2006	$600,000			1,981,700			40,622	2,622,322

W. B. Collett, Jr.	2007	263,000			618,450			15,488	896,938
President	2006	251,000	15,000		618,450			40,663	925,113

Daniel Licciardi	2007	141,300			163,756			6,000	311,056
Exec. Vice President	2006	141,300	15,000		163,756			19,000	339,056

Salary (c)
In September, 1997, the Company discontinued the salary payments to Mr. Collett and began paying $30,000 per month to Freedom Financial Corporation (“Freedom”) in lieu of paying a salary to Mr. Collett. The payments to Freedom totaled $360,000 in each year from 1998 to 2002. Beginning in 2003, the payments were increased to $40,000 a month to. Mr. Collett. The Board of Directors elected to give Mr. Collett an increase of $10,000 per month to $50,000 per month effective May 1, 2005. On May 1, 2007 the Board of Directors gave Mr. Collett an increase of $10,000 per month which increased his salary to $60,000 per month. Mr. Collett is Chairman of the Board and Chief Executive Officer of Freedom. As of December 31, 2007, there was no written employment or consulting agreement between the Company and Freedom Financial Corporation. The Company has no employment agreements with any of the officers.

Bonus (d)
There were no bonuses in 2007 compared to Mr. Collett, Jr. and Mr. Licciardi each receiving a bonus of $15,000 for their efforts in selling the Ft. Pierce property in 2006.

Option Awards (f)
W. B. Collett was issued 298,000 options in July 2006 for $17.00 a share with a fair value of $13.30 a share. Half the options, or 149,000 shares vested on December 31, 2006, and the remaining 149,000 vested on July 1, 2007

W. B. Collett, Jr.was issued 93,000 options in July 2006 for $17.00 a share with a fair value of $13.30 a share. Half the options, or 46,500 shares vested on December 31, 2006, and the remaining 46,500 vested on July 1, 2007.

Daniel Licciardi was issued 24,625 options in July 2006 for $17.00 a share with a fair value of $13.30 a share. Half the options, or 12,312.5 shares vested on December 31, 2006, and the remaining 12,312.5 vested on July 1, 2007.

Other Compensation (i)
W.B.Collett had other compensation of $36,881 for the year ended 2007. Of the $36,881, $21,281 included reimbursements for medical payments, insurance and auto repairs made on personal cars used for company business, and cleaning service at personal residence for 2007. The remaining $15,600 was for $300 a week discretionary expense allowance. This compares to other compensation of $40,622 in 2006. The $40,622 included payments for repairs and insurance for personal automobiles used for company business, and $300 a week discretionary expense allowance.

W.B. Collett, Jr. had other compensation of $15,488 which included $7,663 in car payments made by the Company for personal autos used in Company business, $2,877 on repairs to personal automobiles and personal travel expenses of $4,947. This compares to other compensation of $40,663 for the year 2006, of which $5,279 for repairs to personal automobiles, $19,384 in car payments made by the Company on personal cars used for company business, and $16,000 in cash advances.

Dan Licciardi had other compensation of $6,000 for 2007 for auto allowance compared to $19,000 in the year 2006, Of the $19,000 in 2006, $13,000 was from compensation received for overseeing construction at Ft. Pierce after the hurricane damage, and $6,000 in auto allowance.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

									Equity
									Incentive
								Equity	Plan
			Equity					Incentive	Awards:
			Incentive					Plan	Market or
			Plan					Awards:	Payout
		Number	Awards:					Number of	Value of
	Number	of	Number of				Market	Unearned	Unearned
	of	Securities	Securities			Number	Value of	Shares,	Shares,
	Securities	Underlying	Underlying			of Shares	Shares of	Units or	Units or
	Underlying	Unexercised	Unexer-			or units of	Units of	Other	Other
	Unexercised	Options	cised	Option	Option	Stock That	Stock That	Rights That	Rights
	Options	(#)	Unearned	Exercise	Expira-	Have Not	Have Not	Have Not	That Have
	(#)	Unexercis-	Options	Price	tion	Vested	Vested	Vested	Not Vested
Name	Exercisable	able	(#)	($)	Date	($)	($)	(#)	($)
(a)	(b)	©	(d)	(e)	(f)	(g)	(h)	(i)	(j)

W. B. Collett	250,000			17	7/11/2009	-	-
Chairman & CEO	48,000			17	7/10/2012	-	-
	230,000			2.25	3/20/2008	-	-

W. B. Collett, Jr.	75,000			17	7/11/2009	-	-
President & COO	18,000			17	7/10/2012	-	-
	105,000			2.25	3/20/2008	-	-

Kimberly Tharp	4,125			17	7/10/2012
CFO, Secretary	10,000			2.25	3/20/2008
& Treasurer	5,000			2.25	2/12/2009

Daniel Licciardi	17,500			17	7/11/2009	-	-
Ex Vice-President &	7,125			17	7/10/2012	-	-
Pari-Mutuels Mgr	30,000			2.25	3/20/2008	-	-

Jennifer Chong	2,250			17	7/10/2012	-	-
Controller	10,000			2.25	3/20/2008	-	-
	5,000			2.25	2/12/2009	-	-

W. B. Collett was issued 48,000 options on July 10, 2006, for $17.00 per share of which 1/2 vested on December 31, 2006, and the remaining 1/2 vested on July 1, 2007. Mr. Collett was also issued 250,000 options on July 11, 2006, which 1/2 vested on December 31, 2006, and the remaining 1/2 vested on July 1, 2007. On March 11, 2008, Mr. Collett transferred all his options to Freedom Holding, Inc. Mr. Collett own 85.09% of Freedom Holding, Inc (See Item 11).

W. B. Collett, Jr. was issued 75,000 options on July 10, 2006, for $17.00 per share of which 1/20 vested on December 31, 2006, and the remaining 1/2 vested on July 1, 2007. He was also issued 18,000 options on July 11, 2006, of which 1/2 vested on December 31, 2006, and the remainder vested on July 1, 2007. On March 11, 2008, W, B. Collett, Jr. transferred all his options to Freedom Holding, Inc. W. B. Collett, Jr. owns 9.21% of Freedom Holding, Inc. (See Item 11).

Daniel Licciardi was issued 17,500 options on July 10, 2006, for $17.00 per share of which 1/2 vested on December 31, 2006, and the remaining 1/2 vested on July 1, 2007. Mr. Licciardi was also issued 7,125 options on July 11, 2006, of which 1/2 vested on December 31, 2006, and the remainder vested on July 1, 2007. On March 14, 2008, Mr. Licciardi exercised 30,000 options at $2.25.

Kimberly Tharp was issued 4,125 options on July 10, 2006, for $17.00 per share of which 1/2 vested on December 31, 2006, and the remainder vested on July 1, 2007. Ms. Tharp has 5,000 vested options which expire 2/12/2009. On January 29, 2008, Ms. Tharp exercised 10,000 options @ $2.25.

Jennifer Chong was issued 2,250 options on July 10, 2006, for $17.00 per share of which 1/2 vested on December 31, 2006, and the remainder vested on July 1, 2007. Ms. Chong has 5,000 vested options which expire 2/12/2009. On March 18, 2008, Ms. Chong exercised 10,000 options at $2.25.

Director Compensation

The Company currently pays its non-management directors, Dr. George W. Galloway, Jr., William C. Haddon, and Roland M. Howell a monthly fee of $1500. In May, 2007 the Board of Directors were given an increase in compensation from $750 to $1500 a month. W. Bennett Collett, and W. B. Collett, Jr. are also directors, but receive no directors fees.

DIRECTOR COMPENSATION
2007

				Non-Equity	Change in Pension Value and
				incentive	Nonqualified	All other
	Fees Earned or		Option	Plan Com-	Deferred	Compensa-
	Paid in	Stock Awards	Awards	pensation	Compensation	tion	Total
Name	Cash ($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)

Roland Howell	15,000		62,344				77,344
William Haddon	15,000		124,688				139,688
George Galloway	15,000		182,875				197,875

Option Awards (d)
Roland Howell received 9,375 options during the year ended December 31, 2006, the options had a fair value of $13.30 and were issued with an option price of $17.00. Half of these options, or 4687.5, vested on December 31, 2006, and the remaining options vested July 1, 2007.

William Haddon received 18,750 options during the year ended December 31, 2006, the options had a fair value of $13.30 and were issued with an option price of $17.00. Half of these options, or 9,375, vested on December 31, 2006, and the remaining options vested July 1, 2007.

George Galloway received 27,500 options during the year ended December 31, 2006, the options had a fair value of $13.30 and were issued with an option price of $17.00. Half of these options, or 13,750, vested on December 31, 2006, and the remaining options vested July 1, 2007.

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

ITEM11.	Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information as of March 21, 2008 concerning each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock of the Company and information regarding beneficial ownership of Common Stock, the Class B Common Stock of Freedom, and the Common Stock of Holding by each director and executive officer, and all directors and executive officers as a group.  Holding each may be deemed to be a “parent” of the Company as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Holding's sole business currently is to hold shares of Freedom.  On March 11, 2008 and on March 17, 2008, W. B. Collett, W. B. Collett, Jr. and Freedom Financial Corporation transferred 1,041,000 options, 200 shares of Class E Preferred Stock, 1000 shares of Class F Preferred Stock, 886,157 shares of common stock, and 20,000 warrants to Freedom Holding, Inc. (“Holding”). On March 14, 2008, Holding exercised 335,000 options at a price of $2.25. The Company pays management fees of $60,000 per month to Freedom Financial Corporation, for the services of W. B. Collett, Chairman and CEO. At December 31, 2007, Freedom Financial had a note payable to Mr. Collett for $4,380,311.

	THE COMPANY			FREEDOM			HOLDING
Directors And Executive Officers	Number Of Shares (1)		Percent Of Class (2)	Number Of Shares (1)		Percent Of Class (3)	Number Of Shares (1)	Percent Of Class (4)
W. B. Collett	2,095,491	(3)	45.27%	1,109,011	(4)	100%	812.05	85.09%
W. B. Collett, Jr		(9)	(9)	—		—	87.95	9.21%
Kimberly R. Tharp	31,625	(12)	<1%
Daniel Licciardi	54,625	(14)	1.4%	—		—	—	—
Jennifer Chong	17,250	(16)	<1%	—		—	—	—
Roland M. Howell	472,709	(5)	12.1%	—		—	—	—
William C. Haddon	43,750	(11)	1%	—		—	—	—
GWGJR, INC.	57,500	(10)	1.5%	—		—	—	—
All current directors and Executive officers as a group (7 persons) (6)¼	2,772,950		56.60%	1,109,011		100%	900.00	94.3%

5% Beneficial Owners	Number Of Shares (1)	Percent Of Class (2)	Number Of Shares (1)	Percent Of Class (3)	Number Of Shares (1)	Percent Of Class (4)
Freedom Holding Corporation (7)	2,095,491	45.27%	N/A	N/A	N/A	N/A
W. Russell Ramsey, Ramsey Asset Mgmnt (13)	306,075	8.15%	N/A	N/A	N/A	N/A
Prides Capital Partners, LLC (15)	227,500	6.05%	N/A	N/A	N/A	N/A
Roland M. and Dorothy V. Howell(5)(8)	472,709	12.1%	N/A	N/A	N/A	N/A

(1) Based upon information furnished to the Company by the named person, and information contained in filings with the Securities and Exchange Commission (the “Commission”). Under the rules of the Commission, a person is deemed to beneficially own shares over which the person has or shares voting or investment power or which the person has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the named persons have sole voting and investment power with respect to shares owned by them.

(2) Based on 3,754,194 shares outstanding as of March 21, 2008 Shares of Common Stock of the Company subject to options exercisable or preferred stock convertible within 60 days are deemed outstanding for computing the percentage of class of the person holding such options or preferred stock, but are not deemed outstanding for computing the percentage of class for any other person.

(3) Of the 2,095,491 shares, it includes 1,221,157 shares owned by Holding, Inc, 706,000 options, and 148,334 shares of the Company’s Preferred F Stock. Holding also owns 20,000 warrants. Mr. Collett may be deemed to beneficially own the shares held by Holding, although he disclaims such beneficial ownership of such shares. Mr. Collett can exert considerable influence over the election of the Company's directors and the outcome of corporate actions requiring stockholder approval.

(4) Includes 1,109,011 shares owned by Holding. Mr. Collett may be deemed to beneficially own the shares held by Holding, although he disclaims beneficial ownership of such shares.

(5) Includes 148,334 shares of common stock into which 1000 shares of the Company's Series F Preferred Stock owned jointly by Mr. and Mrs. Howell are convertible. Of the 472,709 shares, Mr. and Mrs. Howell own 135,000 shares as joint tenants and share voting and investment power, Mr. Howell owns 107,500 shares individually and retains sole voting and investment power with respect to these shares. Mrs. Howell owns 72,500 shares individually and retains sole voting and investment power with respect to these shares. In addition, the above figure (472,709) includes options granted to Mr. Howell to purchase 9,375 shares of the Company's common stock.

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

(8) Roland M. and Dorothy V. Howell's address is Plaza Venetia, Suite 22 A-B, Miami, Florida 33132.

(9) On March 11, 2008, W. Bennett Collett, Jr transferred 198,000 options to Freedom Holding, Inc. W. B. Collett, Jr, has 9.21% ownership in Freedom Holding, Inc.

(10) George W. Galloway, director, transferred his 57,500 options to GWGJR, INC on March 12, 2008. On March 14, 2008, GWGJR, INC. exercised 30,000 options. GWGJR, INC. has 27,500 remaining vested options.

(11) William C. Haddon has 43,750 vested options.

(12) Kimberly R. Tharp has 9,125 vested options and owns 22,500 shares individually. Ms. Tharp exercised 10,000 options on January 29, 2008.

(13) The address of Ramsey Asset Management, LLC is 8200 Greensboro Drive, Suite 1550, McLean, VA 22102.

(14) Daniel Licciardi has 24,625 vested options and owns 30,000 shares individually. Mr. Licciardi exercised 30,000 options on March 14, 2008.

(15) Prides Capital Partners, LLC owns 5,000 shares of Preferred AA stock that is convertible into 200,000 shares of common stock. Prides Capital also has 20,000 warrants. Prides Capital address is 200 High Street, #700, Boston, MA 02110.

(16) Jennifer Chong has 7,250 vested options and owns 10,000 individually. Ms. Chong exercised 10,000 options on March 18, 2008.

Item 12. Certain Relationships and Related Transactions

On March 17, 2008, Freedom Financial Corporation transferred all ownership in Florida Gaming Corporation to Freedom Holding, Inc. (“Holding”) This consisted of 886,157 shares of Florida Gaming Corporation common stock, 1,000 shares of Preferred F Stock, 200 Shares of Preferred E Stock, 20,000 warrants and 315,000 stock options. On March 11, 2008 , W. Bennett Collett transferred his 528,000 options to Freedom Holding, Inc., and W. B. Collett, Jr. transferred his 198,000 options to Holding. On March 14, 2008, Holding exercised 335,000 options. Holding may each be deemed to be a “parent” of the Company as such term is defined in the rules promulgated under the U.S. Securities & Exchange Act, by virtue of beneficial ownership of 45.27% of the Common Stock of the Company. See ITEM 11. “Security Ownership of Certain Beneficial Owners and Management”.

In April 1999, in order to stimulate lot sales and the construction of new homes in Tara Club Estates, W. Bennett Collett, the Company's Chairman, formed a joint venture with a builder called Tara Construction Co. (the “Joint Venture”). The Joint Venture borrowed $1,200,000 from two commercial banks to finance the purchase of lots and the construction of homes on the lots. The Company sold nine (9) lots to the Joint Venture for an aggregate of $431,000 cash and the Joint Venture pledged the lots to secure the bank loans. The sale of the lots to the Joint Venture resulted in a $212,445 profit to the Company. In June of 1999, the joint venture commenced construction of homes on eight (8) of the lots and subsequently sold three (3) of the lots and houses for an aggregate of $880,000, which resulted in a profit of $76,588. The Joint Venture paid $38,294, which was the Chairman's share of the profits, to the Company. The Company advanced $112,100 to the Joint Venture in 1999 and $451,039 to the Joint Venture in 2000, for an aggregate of $563,139, to help finance the construction of houses on five (5) of the lots. In 2001, the Joint Venture transferred to the Company the five (5) lots and houses and one (1) lot, subject to the mortgages thereon totaling approximately $954,000. During the twelve month period ended December 31, 2006, the Company sold the remaining home for $370,000.  The Company had already accrued a reserve of $224,002 on the property. Net of the reserve, the Company’s basis was equal to the sale price, and there was $21,910 in costs associated with the sale of the property. There were no sales during 2007. Collett agreed to personally indemnify the Company for the over-all loss, if any, resulting from the above described transaction.

The CIB Bank debt was subject to various monetary and non-monetary convents including a requirement that the debt service coverage ratio for the Company's Centers subsidiary (EBITDA over scheduled debt service) exceeds 1.85 to 1 at all times. At December 31. 2003, the Company was not in default on any of the required covenants, The CIB Bank debt is personally guaranteed by the Company's Chairman. In that connection the Company has agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the CIB Bank loan on each anniversary date of the loan. As of December 31,2005, such amounts accrued were $80,523. The CIB note was paid off October 31, 2005. On October 31, 2005 Freedom Financial (“Freedom”) purchased the First Bank (formerly CIB) loan for $2,400,000. As part of this purchase, First Bank assigned the note as well as the mortgages, rent, and receivables securing the note to Freedom. On October 31, 2005, Freedom Financial Corporation (“Freedom”) paid $2,400,000 to purchase a loan previously made by  First Bank  (formerly CIB Bank)  to  Florida Gaming Centers, Inc. (“Centers”). First Bank assigned, without recourse,  the note representing the loan as well as the mortgages, rents, and receivables securing the loan to Freedom, but retained the right to elect between receiving a $250,000 deferred fee or exercising warrants to purchase 102,115 shares of the Registrant's common stock in connection with the loan. First Bank exercised all options in 2006. Effective October 31, 2005, Freedom and Centers entered  into an Amended and Restated Loan Agreement and a Third  Amended and Restated Note in the principal amount of $2,400,000 with an 8% fixed rate of interest. The  Amended and Restated Note is unconditionally guaranteed by the Registrant and by W. Bennett Collett, individually. The Registrant issued warrants to purchase 20,000 shares of its common stock to Freedom and 40,000 shares  of its common stock to third parties as an inducement for them to fund Freedom's loan to Centers. On March 17, 2008 Freedom transferred the 20,000 options to Freedom Holding, Inc. As of December 31, 2007, Centers owed Freedom $1,416,172.

In lieu of a salary for the Chairman / CEO, the Company pays management fees to Freedom Financial of $60,000 per month. Effective May 1, 2007, the Board of Directors increased the monthly management fee from $50,000 to $60,000 per month.

Item 13. Exhibits List and Reports on Form 8-K

3.1
Registrant’s Third Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 28, 2005, filed as reference 3.1 to the Registrant’s 2004 10-KSB, is incorporated herein by reference as Exhibit 3.1.

3.2	Registrant’s By-Laws as amended to date filed as Exhibit 3.5 to Registrant’s Form 10-kSB for the fiscal year ended December 31, 1998 are incorporated herein by reference as Exhibit 3.2.

4.1
Registrant’s Amended and Restated Master Stock Option Plan filed as Exhibit 99.1 to the Second Post-Effective Amendment of Registrants Registration Statement Form S-8 is incorporated herein by reference as Exhibit 4.1.

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

10.4
Letter Agreement dated October 29, 2004 entered into by and among Registrant, Florida Gaming Centers, Inc., and Isle of Capri Casinos, Inc. filed as Exhibit 10.48 to Registrant’s Current Report on Form 8-K dated November 4, 2004 and is incorporated herein by reference as Exhibit 10.5.

10.5
Shareholders Support and Release of Lien Agreement dated October 29, 2004 entered into among Registrant, Isle of Capri Casinos, Inc., Freedom Financial Corporation, Freedom Holding, Inc., Collett Capital Corporation, and W. Bennett Collett, individually, field as Exhibit 10.49 on Form 8-K dated November 4, 2004, is incorporated herein by reference as Exhibit 10.5.

10.6
Shareholders Support Agreement dated October 29, 2004 entered into between Isle of Capri Casinos, Inc. and Roland and Dorothy Howell filed as Exhibit 10.50 on Form 8-K dated November 4, 2004 is incorporated herein by reference as Exhibit 10.6.

10.7
Agreement dated January 31,2005 between Florida Gaming Centers, Inc., d/b/a Miami Jai-Alai, the Summer Jai-Alai partnership and Miami Dade County regarding slot machine in pari-mutuel facilities was filed as reference 10.7 to the Registrant’s 2004 10-KSB and is incorporated herein by reference as Exhibit 10.7.

10.8
Registrant’s Third Amended and Restated Note between Florida Gaming Centers, Inc. and Freedom Financial Corp, dated October 31, 2005, was filed as reference 10.8 to Registrant’s 2005 10KSB, herein incorporated by reference as Exhibit 10.8.

10.9
Registrant’s Amended and Restated Loan Agreement between Florida Gaming Centers, Inc. City National Bank of Florida, and Freedom Financial Corp, dated October 31, 2005, was filed as reference 10.9 to Registrant’s 2005 10-KSB, herein incorporated by reference as Exhibit 10.9.

10.10
Registrant’s Guaranty Agreement between Florida Gaming Corporation and Freedom Financial Corporation, dated October 31, 2005, was filed as Exhibit 10.10 to Registrant’s 2005 10-KSB, is incorporated herein by reference as Exhibit 10.10.

10.11
Registrant’s Guaranty Agreement between W, Benett Collett and Freedom Financial Corporation, dated October 31, 2005, was filed as reference 10.11 to Registrant’s 2005 10-KSB, is incorporated herein by reference as Exhibit 10.11.

14.0	Registrant’s Code of Ethics adopted by the Board of Directors on May 16, 2003, filed as Exhibit 14 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 14.0

21.0	List of Registrant’s Subsidiaries as of December 31, 2004, filed as Exhibit 21 to Registrant’s 2004 10-ksb is incorporated by reference as Exhibit 14.

31.1	Certification by Registrant’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.

31.2	Certification by Registrant’s Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.

32.1	Certification by Registrant’s Chief Executive Officer pursuant to18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

32.2	Certification by Registrant’s Chief Financial Officer pursuant to18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

99.2	Secured Promissory Noted dated October 29, 2004 in the face amount of $5,000,000 executed by Registrant in favor of Isle of Capri Casinos, Inc. and is incorporated herein by reference as Exhibit 99.2.

99.3
Promissory Note dated January 31,2 005 in the face amount of $833,333 executed by Florida Gaming Centers, Inc. to Calder Race Course, Inc. and West Flagler Associated, LTD., and is incorporated herein by reference as Exhibit 99.3.

(b)	Registrant filed a current report on Form 8-K dated June 15, 2007 reporting the transaction with Pride's Capital described herein.

Item. 14  Principal Accountant Fees and Services

Audit Fees. For the year ended December 31, 2007, audit fees were $73,960 compared to $68,577 for the year ended December 31, 2006.

Audit-Related Fees. For the year ended December 31, 2007, audit-related fees were $6,293 compared to $7,288 for the year ended December 31, 2006. Audit-Related fees consisted of a review of 10-KSB and communications with audit committee.

Tax Fees. For corporation tax return preparation for the year ended December 31, 2007, the fees were $15,580 compared to $14,740 for the year ended December 31, 2006.

All Other Fees. Miscellaneous Fees for the year ended December 31, 2007 were $18,043 compared to $4,163 for the year ended December 31, 2006.

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

FLORIDA GAMING CORPORATION

Date: March 31, 2008	By:	/s/ W. Bennett Collett
W. Bennett Collett
Chairman and Chief Executive Officer

 In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ W. Bennett Collett	Chairman of the Board	March 31, 2008
W. Bennett Collett	of Directors and
Chief Executive Officer
(Principal Executive Officer)

/s/ Kimberly R. Tharp	Chief Financial Officer, Secretary	March 31, 2008
Kimberly R.Tharp	and Treasurer

/s/ W. Bennett Collett, Jr.	President, Director,	March 31, 2008
W. Bennett Collett, Jr.	and Chief Operating Officer

/s/ George W. Galloway, Jr.	Director	March 31, 2008
George W. Galloway, Jr.

/s/ Roland M. Howell	Director	March 31, 2008
Roland M. Howell

/s/ William C. Haddon	Director	March 31, 2008
William C. Haddon

Audited Consolidated Financial Statements

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders
Florida Gaming Corporation and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Florida Gaming Corporation and Subsidiaries (a Delaware Corporation) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida Gaming Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ King + Company, PSC

Louisville, Kentucky
March 7, 2008

CONSOLIDATED BALANCE SHEETS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

	December 31,
	2007	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,423,695	$2,177,910
Accounts receivable, including ITW, net	355,812	1,615,190
Inventory	41,846	41,185
	3,821,353	3,834,285

PROPERTY, PLANT AND EQUIPMENT—Notes C and J
Land	4,403,594	4,383,986
Buildings and improvements	7,171,563	6,811,178
Furniture, fixtures and equipment	1,909,233	1,500,938
	13,484,390	12,696,102

Less accumulated depreciation	(3,594,364)	(3,296,717)
	9,890,026	9,399,385

REAL ESTATE HELD FOR SALE—Note L	297,500	297,500

OTHER ASSETS—Notes G and K	685,959	696,184

	$14,694,838	$14,227,354

	December 31,
	2007	2006

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Unclaimed winnings	$176,349	$158,894
ITW payables	118,049	136,894
Accrued payroll and related expenses	242,630	221,061
Accounts payable and accrued expenses	3,594,122	2,794,267
Current portion of long-term debt—Note I	6,459,199	165,322
	10,590,349	3,476,438

LONG-TERM DEBT (less current portion)—Note I	-0-	6,468,741

STOCKHOLDERS' EQUITY—Notes B, D, and H
Class A cumulative convertible preferred stock; 1,200,000 shares authorized; 28,235 shares issued and outstanding in 2007 and 2006; aggregate 2007 liquidation preference of $283,610	2,823	2,823
Series AA 7% cumulative convertible preferred stock; 5,000 shares authorized; issued and outstanding in 2007; aggregate 2007 liquidation preference of $5,087,500	500	-0-
Series B cumulative convertible preferred stock; 50 shares authorized; 45 shares issued and outstanding in 2007 and 2006; aggregate 2007 liquidation preference of $87,752	5	5
Series E 8% cumulative convertible preferred stock, 300 shares authorized; 200 issued and outstanding in 2007 and 2006; aggregate 2007 liquidation preference of $190,000	20	20
Series F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 issued and outstanding in 2007 and 2006; aggregate 2007 liquidation preference of $2,040,000	200	200
Common stock, $.20 par value, 7,500,000 shares authorized; 3,339,194 shares issued and outstanding in 2007 and 2006	667,839	667,839
Capital in excess of par value	48,553,076	41,683,889
Accumulated deficit	(45,119,974)	(38,072,601)
	4,104,489	4,282,175

	$14,694,838	$14,227,354

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2007 and 2006

	2007	2006

JAI-ALAI MUTUEL REVENUE	$10,425,857	$12,039,961
Less Florida State pari-mutuel taxes incurred—Note E	(1,318,828)	(1,492,131)
Less simulcast guest commissions	(3,097,155)	(3,496,271)
INTER TRACK MUTUEL COMMISSIONS	3,637,796	3,932,392
Net Pari-Mutuel Revenue	9,647,670	10,983,951

ADMISSION INCOME, net of State taxes incurred	21,044	138,482
PROGRAM REVENUE	140,040	159,456
FOOD AND BEVERAGE	677,784	832,336
CARD ROOM REVENUE	781,732	745,539
OTHER	123,938	224,006
GAMING OPERATING REVENUE	11,392,208	13,083,770

REAL ESTATE SALES	-0-	4,320,000

TOTAL OPERATING REVENUE	11,392,208	17,403,770

OPERATING EXPENSES
Advertising and promotions	390,729	456,038
Operating and mutuels payroll and related costs	4,328,749	4,340,085
Player payroll and related costs	3,349,123	3,476,158
Food and beverage costs	757,660	771,791
Repairs and maintenance	305,546	288,667
Totalizator/teleview rent—Note H	240,421	235,878
ITW and television costs	852,315	855,036
Programs	179,695	173,301
Card room payroll and related costs	256,437	216,817
Other card room operating costs	264,253	219,588
Depreciation and amortization	317,815	304,769
Utilities	569,469	566,539
Cost of real estate sales	-0-	1,708,022
Provision for loss on real estate	-0-	5,050
Miscellaneous, net	1,085,558	1,159,710
TOTAL OPERATING EXPENSES	12,897,770	14,777,449

(CONTINUED)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS—CONTINUED

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2007 and 2006

	2007	2006

GENERAL AND ADMINISTRATIVE
Executive payroll and related costs	$538,952	$584,621
Stock options—Note D	1,890,544	1,393,359
Directors' fees	45,000	27,000
Management consulting—Note G	680,000	600,000
Telephone and travel	387,879	369,571
Professional fees	632,749	572,784
Interest and financing costs—Note I	704,281	532,388
Property taxes	400,191	399,880
Insurance	844,467	881,672
	6,124,063	5,361,275
LOSS FROM OPERATIONS	(7,629,625)	(2,734,954)

OTHER INCOME
Interest and dividend income	159,971	119,014
State tax credits on handle and admissions—Note E	817,326	1,209,491
Insurance recoveries, net lof losses—Note O	-0-	841,944
	977,297	2,170,449

NET LOSS	(6,652,328)	(564,505)

Dividends on preferred stock	395,045	201,322
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(7,047,373)	$(765,827)

Loss per common share – Basic	$(2.11)	$(.23)
Loss per common share – Diluted	$(2.11)	$(.23)

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the two years ended December 31, 2007

	Class A Preferred Stock Par Value $.10		Series AA Preferred Stock Par Value $.10		Series B Preferred Stock Par Value $.10		Series E Preferred Stock Par Value $.10		Series F Preferred Stock Par Value $.10		Common Stock Par Value $.20		Capital in Excess of	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Deficit

Balances at January 1, 2006	31,235	$3,123	-0-	-0-	45	$5	200	$20	2,000	$200	3,178,030	$635,606	$40,091,262	$(37,306,774)

Dividends on Series F preferred stock														(160,000)

Dividends on Series A preferred stock														(21,272)

Dividends on Series E preferred stock														(16,000)

Dividends on Series B preferred stock														(4,050)

Stock options exercised											60,000	12,000	219,201

Stock warrants exercised											101,037	20,208	(20,208)

Common stock conversion	(3,000)	(300)									338	67	233

Stock options issued													1,393,359

Other											(211)	(42)	42

Net loss for the year														(564,505)
BALANCES AT DECEMBER 31, 2006	28,235	2,823	-0-	-0-	45	5	200	20	2,000	200	3,339,194	667,839	41,683,889	(38,072,601)

Dividends on Series F preferred stock														(160,000)

Dividends on Series A preferred stock														(25,412)

Dividends on Series E preferred stock														(16,000)

Dividends on Series B preferred stock														(4,050)

Dividends on Series AA preferred stock														(189,583)

Series AA preferred stock issued less costs of raising capital			5,000	$500									4,795,879

Stock warrant issued													182,764

Stock options issued													1,890,544

Net loss for the year														(6,652,328)

BALANCES AT DECEMBER 31, 2007	28,235	$2,823	5,000	$500	45	$5	200	$20	2000	$200	3,339,194	$667,839	$48,553,076	$(45,119,974)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2007 and 2006

	2007	2006
OPERATING ACTIVITIES
Net loss	$(6,652,328)	$(564,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	387,565	374,519
Loss on impairment of assets	-0-	5,050
Stock options and warrants	1,890,544	1,393,359
Preferred stock discount	182,764	-0-
Insurance recoveries, net of losses	-0-	(841,944)
Provision for doubtful accounts	(37,364)	(1,636)
Decrease (increase) in inventory	(661)	4,929
(Increase) decrease in accounts receivable	344,582	(291,741)
(Increase) decrease in other assets	(70,858)	70,554
Increase in unclaimed winnings	17,455	66,330
Increase (decrease) in accounts payable and accrued expenses	690,849	(627,989)
Realized gain on sale of real estate	-0-	(2,611,978)
Decrease in deposits on real estate sales	-0-	(258,082)
NET CASH USED IN OPERATING ACTIVITIES	(3,247,452)	(3,283,134)

INVESTING ACTIVITIES
Purchases of property and equipment	(797,123)	(407,275)
Insurance proceeds from hurricane settlement	952,160	350,000
Capitalized improvement costs	-0-	(5,050)
Proceeds from payments of notes receivable	-0-	509,959
Proceeds from the sale of real estate	-0-	4,069,609
NET CASH PROVIDED BY INVESTING ACTIVITIES	155,037	4,517,243

FINANCING ACTIVITIES
Repayment of short-term debt	(174,864)	(1,062,351)
Proceeds from issuing preferred stock and stock warrant	5,000,000	-0-
Costs to issue preferred stock	(203,621)	-0-
Proceeds from exercise of stock options	-0-	231,201
Dividends paid	(283,315)	(267,546)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,338,200	(1,098,696)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,245,785	135,413

Cash and cash equivalents at beginning of period	2,177,910	2,042,497

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,423,695	$2,177,910

SUPPLEMENTAL DISCLOSURES
Interest paid	$453,892	$555,897
Noncash exercise of stock warrants	-0-	$20,208

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce, and Miami, Florida through its Florida Gaming Centers, Inc. subsidiary (Centers). The Company also conducts intertrack wagering (ITW) on jai alai, horse racing and dog racing from its facilities. In addition, the Company operates Tara Club Estates, Inc. (“Tara”), a residential real estate development and commercial project located near Atlanta in Walton County, Georgia (See Note M). Approximately 44% of the Company's common stock is controlled by the Company's Chairman and CEO either directly or beneficially through available stock options and his ownership of Freedom Financial Corporation (Freedom), a closely held investment company.

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

December 31, 2007 and 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Bad Debt Reserve: The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company’s estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables. Activity in the allowance for 2007 and 2006 was as follows:

	2007	2006

Allowance for doubtful accounts
Balances, January 1	$135,972	$137,608
Provision for losses	(37,364)	(1,636)
Charges to the allowance	(98,608)	-0-

Balances, December 31	$-0-	$135,972

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at December 31, 2007.

Other comprehensive income: The Company follows the provisions of Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income in 2007 and 2006.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. Unclaimed winnings (outs) totaled $176,349 and $158,894 at December 31, 2007 and 2006, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

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

Income (Loss) Per Common Share: Basic income (loss) per common share is determined by dividing income (loss), less required dividends on preferred shares ($205,452 and $201,322 in 2007 and 2006, respectively), by the weighted average number of shares of common stock outstanding. Diluted income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options and warrants assuming proceeds are used to repurchase shares pursuant to the treasury stock method plus the weighted average number of shares that would be issued if holders of the Company’s preferred stock converted those shares to common stock using the “if converted” method, unless the use of such methods would be anti-dilutive.

The weighted average number of shares outstanding used in the calculation of both basic and diluted net loss per common share was 3,339,194 and 3,276,702 for 2007 and 2006, respectively.

Options and warrants to purchase 1,558,625 and 1,488,625 shares of the Company’s common stock were outstanding on December 31, 2007 and 2006, respectively. None of the shares subject to option at December 31, 2007 or 2006, net of forfeitures, were included in the computation of diluted loss per common share for either year because their effect would have been antidilutive. Outstanding options and warrants are discussed further in Notes B, D, and I.

Advertising Costs: Advertising costs are expensed as incurred.

Stock Options: The Company accounts for all employee stock based compensation in accordance with FASB 123(R), which requires that equity instruments issued as compensation be measured at fair value (See Note D).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

The Company accounts for non-employee stock-based compensation in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Amounts are based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value assigned to stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18, which require that such costs be measured at the end of each reporting period to account for changes in the fair value of our Common Stock until the options are vested using the Black-Scholes pricing model. Common Stock is valued using the market price of Common Stock on the measurement date as defined in EITF 96-18 (See Note D).

Real Estate Development: The Company’s Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition and development costs by the number of lots developed.

Compensated Absences: The Company has not accrued compensated absences for the years ending December 31, 2007 and 2006 because the amounts cannot be reasonably estimated.

Effect of Implementing Recently Issued Accounting Standards: On September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88,106, and 132(R)", effective for the Company for the year ending December 31, 2006. This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet, and the recognition of changes in that funded status through other comprehensive income. The adoption of SFAS 158 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, effective for the Company beginning on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity's own unobservable inputs that are not corroborated by observable market data. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109, Accounting for Income Taxes,” effective for the Company beginning on January 1, 2007. FIN 48 clarifies the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on disclosure and other matters. The adoption of FIN 48 did not have material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, effective for the Company beginning on January 1, 2008. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

NOTE B—PREFERRED STOCK

Class A Preferred: The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The Company has declared and paid or accrued the required dividends for 2007 and 2006.

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

Series AA Preferred: On June 15, 2007, the Company authorized and issued 5,000 shares of Series AA cumulative convertible preferred stock, $.10 par value (the “Series AA Preferred Stock”), which provides annual dividends at the rate of 7% of the shares stated value. The stated value per share is equal to $1,000 (as adjusted for any stock dividends, combinations or splits). The Company has declared and paid or accrued the required dividends for 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

NOTE B—PREFERRED STOCK—CONTINUED

Each share of the Series AA Preferred Stock may be converted into 40 shares of the Company’s $.20 par value Common Stock (the “Conversion Stock”). The number of shares of Conversion Stock into which each share of Series AA Preferred Stock may be converted shall be proportionately adjusted for any increase or decrease in the number of shares of Common Stock or Series AA preferred Stock, as the case may be, outstanding arising from any division or consolidation of shares, stock dividend, reverse stock split, or other similar increase or decrease in the number of shares of Common Stock or Series AA Preferred Stock outstanding. The Company will also pay the holder of converted shares all accrued but unpaid dividends through the conversion date on the converted shares.

Upon liquidation, the holders of Series AA Preferred Stock are entitled to receive the greater of (i) the stated value per share and all accrued and unpaid dividends to and including the date of payment thereof and (ii) the amount the holders of Series AA Preferred Stock would have received upon liquidation of the Company had such holders converted their shares of common stock.

All 5,000 shares of Series AA Preferred Stock were issued to Prides Capital Fund 1, LP (“Prides) for an aggregate of $5,000,000. Costs associated with the issuance of the Series AA Preferred stock include professional fees of $203,620. Additionally, to induce Prides to purchase the Series AA Preferred Stock, the Company issued Prides a stock warrant to purchase 20,000 shares of the Company’s common stock at an exercise price of $30 per share (see Note D). The stock warrant was recorded at its fair value of $182,794 in the accompanying 2007 Statement of Operations as a financing cost.

In association with the Series AA Preferred Stock issue, the Company entered into a Stockholders Agreement (the “Agreement”) with Prides which provides shelf and demand registration rights to Prides at any time after September 1, 2009 for all registrable securities issued to Prides. The Agreement also provides Prides with Tag-Along rights to shares of the Company’s common stock owned by the Company’s Chairman.

Class B Preferred: The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration received by the Company upon initial issuance of each share of the Series B stock was $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. The required Series B dividends were declared and accrued during 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

NOTE B—PREFERRED STOCK—CONTINUED

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

Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock. The required Series E dividends were declared and paid during 2007 and 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

NOTE B—PREFERRED STOCK—CONTINUED

The Series F shares are all held by related parties of the Company. 2,000 Series F shares were outstanding at December 31, 2007 and 2006. The required Series F dividends were declared and paid or accrued during 2007 and 2006.

The Class A Preferred Stock, the Series AA Preferred Stock, the Series B Preferred Stock, the Series E Preferred Stock and the Series F Preferred Stock are all equal in rank with respect to the payment of dividends and the distribution of assets upon liquidation of the Company.

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

In 1996 a principal of WJA (Donovan) entered into a five-year consulting agreement with Centers, with annual compensation of $240,000, plus certain benefits. During late 2001, the Company and Donovan negotiated a new agreement. The 2001 Donovan agreement continued his consulting and non-competition agreement for payments of $25,000 in December 2001, $216,000 on January 14, 2002 and $1,000 per month for 60 months through December 2007. All scheduled payments have been made through December 31, 2007, concluding the agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

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

On July 10, 2006 the Company issued a total of 473,125 options: 33,000 options were issued to key employees, 325,000 options were issued to Freedom Financial Corporation, and 115,125 options were granted to executive employees and directors. The mean closing bid-asked price of the shares on July 7, 2006 (the most recent trading day prior to July 10, 2006) was $13.30. The options became vested and exercisable 50% on December 31, 2006, and 50% on July 1, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

NOTE D—STOCK OPTIONS AND WARRANTS—CONTINUED

Also on July 11, 2006, the Company issued 362,500 options to executive employees and directors. The mean closing bid-asked price of the shares on July 10, 2006 (the most recent trading day prior to July 11, 2006) was $13.30. The options became vested and exercisable 50% on December 31, 2006, and 50% on July 1, 2007. On August 21, 2006, the Company issued an option under its Advisors and Consultants Stock Option Plan to purchase 3,000 shares of FGC Common Stock for $20.00 per share. The mean closing bid-asked price of the FGC Common Stock on August 18, 2006 (the last day of trading prior to August 21, 2006) was $12.80. The option is exercisable anytime after August 21, 2006 and before August 21, 2008, and is non-transferable except by operation of law. On September 30, 2006, the Company issued an option under its Advisors and Consultants Stock Option Plan to purchase 20,000 shares of FGC Common Stock for $20.00 per share. The mean closing bid-asked price of the FGC Common Stock on September 29, 2006 (the last day of trading prior to September 30, 2006) was $12.75. The option is exercisable anytime after September 30, 2006 and before March 30, 2009, and is non-transferable except by operation of law. The Company recognized stock based compensation expense of $1,890,544 ($.57 per share) and $1,393,359 ($.42 per share) for the years ended December 31, 2007 and 2006, respectively. The fair value of each option grant was amortized as compensation expense over the vesting period of each option grant.

On May 4, 2007, the Company entered into an option agreement (the “Agreement”) which granted a consultant (“the optionee”), a non-employee, an option (the “Option”) under the Company’s Advisors and Consultants Stock Option plan (the “Plan”), to purchase up to 50,000 shares of $.20 par value common stock of the Company at an exercise price of $35 per share. The Option is non-transferable except by operation of law and is exercisable, in whole or in part, from time to time, anytime after the date legal approval of slot machines has been obtained at the Company’s Miami Jai-Alai facility and before twelve months following the date of the Agreement. The obligation of the company to issue any shares to the optionee pursuant to this Agreement is subject to the legal approval of slot machines at the Company’s Miami Jai-Alai facility and subject to terms and conditions of the Agreement, the Plan and all applicable laws, rules and regulations, including without limitation, all applicable federal and state securities laws. The Company recognized no expense upon granting the Option. The obligation of the Company to issue any shares to the optionee is subject to the simultaneous payment from the optionee to the Company of an amount equal to the required charge to the Company’s capital or expense accounts as computed using the Black-Scholes Method.

On June 15, 2007, in connection with its issuance of 5,000 shares of Series AA Preferred Stock (see Note B) the Company entered into a warrant agreement (the “Agreement”) with Prides, which entitled Prides to purchase an aggregate of 20,000 shares of the Company’s $0.20 par value common stock at an exercise price per share of $30.00. The warrant is exercisable from and after June 15, 2007 and expires June 15, 2012. The warrant issued is considered a Preferred Stock issuance cost of $182,764.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

NOTE D—STOCK OPTIONS AND WARRANTS—CONTINUED

Date of Grant	Number of Options/ Warrants	Grantee	Vesting Period: Grant Date Through	Option Period in Years	Grant Price	Fair Value of Stock on Grant Date

July 10, 2006	33,000	Key Employees	50%-12/31/06 50%-07/01/07	6	$17.00	$13.30

July 10, 2006	325,000	Freedom Financial Corp.	50%-12/31/06 50%-07/01/07	6	$17.00	$13.30

July 10, 2006	115,125	Executive Employees and Directors	50%-12/31/06 50%-07/01/07	6	$17.00	$13.30

July 11, 2006	362,500	Executive Employees and Directors	50%-12/31/06 50%-07/01/07	3	$17.00	$13.30

Aug. 21, 2006	3,000	Advisors and Consultants	8/21/06	2	$20.00	$12.80

Sept. 30, 2006	20,000	Advisors and Consultants	9/30/06	2 ½	$20.00	$12.75

May 4, 2007	50,000	Advisors and Consultants	1/29/08	1	$35.00	$23.50

June 15, 2007	20,000	Prides Capital Fund I, LP	06/15/07	5	$30.00	$26.15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

NOTE D—STOCK OPTIONS AND WARRANTS—CONTINUED

The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with FASB 123(R) and EITF 96-18. The assumptions used during 2007 and 2006 to value the Company's stock options and warrants were as follows:

	2007	2006

Risk-free rate of return	5.01%	5.00%
Expected forfeitures	None	None
Expected volatility	42.86%	30.00%
Expected dividends	None	None

	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	1,488,625	$11.60
Granted	70,000	33.57
Exercised	-0-	N/A
Forfeited	-0-	N/A
Expired	-0-	N/A

Outstanding, end of year	1,558,625	$12.59

Options and warrants exercisable, end of year	1,558,625

The number of shares of Common Stock reserved for issuance upon the exercise of fixed conversion rights, options and warrants were 2,074,617 and 1,788,471 at December 31, 2007 and 2006, respectively.

NOTE E—TAXES ON INCOME, HANDLE AND ADMISSIONS

At December 31, 2007, the Company had tax net operating loss (NOL) carryforwards of approximately $16,217,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

NOTE E—TAXES ON INCOME, HANDLE AND ADMISSIONS—CONTINUED

Any deferred tax assets arising from differences from taxable income and financial reporting income are deemed to be offset by an allowance in an equal amount due to the uncertainty of future taxable income.

The components of the Company’s deferred tax asset/liability are as follows:

	2007	2006

Deferred tax asset:
Net operating loss carryforwards	$5,513,775	$4,078,843
Difference in depreciation methods	-0-	60,907
Accounts receivable valuation reserve	-0-	46,230
Real estate valuation reserve	1,723	1,723
Stock options	1,680,530	1,037,745
Charitable contributions	13,420	3,358
Total deferred tax assets	7,209,448	5,228,806
Deferred tax liability:
Difference in depreciation methods	(129,209)	-0-
Net deferred tax asset before valuation allowance	7,080,239	5,228,806
Less: Valuation allowance	(7,080,239)	(5,228,806)

Net deferred tax assets	$-0-	$-0-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

NOTE E—TAXES ON INCOME, HANDLE AND ADMISSIONS—CONTINUED

As of December 31, 2007, unused credits available for recovery under the permit held by Miami Jai-Alai totaled $2,352,201. An analysis of the Miami Jai Alai (Miami) tax credits used and accumulated is as follows:

 Miami Jai Alai
Year	Statutory Operating Loss	Taxes Incurred	Tax Credits Used	Cumulative Tax Credit Carried Forward

1998	$(831,326)	$1,330,864	$(509,714)	$2,352,201
1999	(646,894)	1,219,042	(1,219,042)	2,352,201
2000	(301,012)	1,128,321	(1,128,321)	2,352,201
2001	(441,803)	815,055	(815,055)	2,352,201
2002	(218,207)	712,191	(712,191)	2,352,201
2003	(351,317)	635,411	(635,411)	2,352,201
2004	(985,735)	599,800	(599,800)	2,352,201
2005	(1,395,639)	554,496	(554,496)	2,352,201
2006	(1,852,317)	582,352	(582,352)	2,352,201
2007	(2,346,238)	488,461	(488,461)	2,352,201

Pari-mutuel taxes incurred and tax credits utilized reflected in the 2007 and 2006 Statement of Operations include $542,540 and $597,071, respectively related to Summer Jai Alai operations (See Note K).

Each permit holder is required by Florida State Law to file a periodic (30 day) report summarizing its pari-mutuel handle and its admissions. Taxes are then remitted to the state on the basis of these reports. In this connection, the Company has made two interpretations pertaining to the operation of HB3663, which affect the manner in which it reports taxes due and credits earned. First, management believes the calculation of statutory operating losses should reflect taxes incurred but not tax credits used in a given period. Second, management believes credits used are the equivalent of taxes “paid” for determination of its tax rate on ITW handle. (As a result of legislation enacted July 1, 2000, Miami’s Jai Alai’s tax rate on live handle decreased from 3.85% to 2%.) The 30 day reports filed by the Company for its Miami permit from December, 1998 through December, 2007, as amended, reflect these interpretations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

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

NOTE F—RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching. The Company’s costs for matching employee contributions totalled $58,000 and $59,000 during 2007 and 2006, respectively.

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

December 31, 2007 and 2006

NOTE G—RELATED PARTY TRANSACTIONS—CONTINUED

Additional information can be found in Note D pertaining to compensating stock option arrangements between the Company and its employees and Directors.

The Company paid $680,000 and $600,000 in 2007 and 2006, respectively to Freedom Financial Corporation for the services of the Company’s Chairman and CEO. No written employment or consulting agreement exists between the Company and Freedom.

The Company had an account receivable from Freedom at January 1, 2006 which totaled $136,072. During the year ending December 31, 2006, the Company agreed to offset this receivable against its note payable to Freedom (See Note I).

Reference is made to Note I regarding the Chairman’s guarantee of the Company’s debts with First Bank and Freedom and the related compensation to the Chairman.

NOTE H—COMMITMENTS AND CONTINGENCIES

Leases: The Company rents totalizator equipment (Autotote) at each fronton under leases which expire October 31, 2008. The totalizator leases require a minimum annual rental at the Miami and Ft. Pierce locations. Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance, under a contract which expires 2008. Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2007 and 2006 was approximately $387,000 and $372,000, respectively. The remaining minimum lease commitments under all operating leases at December 31, 2007 are as follows:

	Miami	Ft. Pierce	Total

2008	$226,200	$124,800	$351,000

The Company also leases certain parking facilities adjacent to its Miami Fronton. This lease dated February 17, 2003, required monthly lease payments totaling $91,000 per year. The 2007 renewal required annual payments of $126,000. The 2008 renewal requires annual payments of $130,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

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

NOTE I—LONG-TERM DEBT

The Company's long-term debt comprised the following at December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	Current	Long-Term	Current	Long-Term
Note payable to Wheeler-Phoenix, Inc., assumed in connection with the acquisition of assets described in Note C; principal payable in 10 annual installments plus interest at 6%.	-0-	-0-	$50,000	-0-

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
	$5,000,000	-0-	-0-	$5,000,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

NOTE I—LONG-TERM DEBT—CONTINUED

	December 31, 2007		December 31, 2006
	Current	Long-Term	Current	Long-Term

Installment note payable to American Honda Finance Corporation dated January 22, 2005, secured by 2005 Acura TL; principal and interest payable in 48 installments of $737.74	-0-	-0-	$7,888	$9,405

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
	$1,416,172	-0-	104,410	1,416,172

Mortgage note dated December 18, 2006 secured by lot #28.B at Tara Club Estates; principal and interest payable in 34 monthly installments of $578.86 with final payment due November 17, 2009	43,027	-0-	3,024	43,164

	$6,459,199	-0-	$165,322	$6,468,741

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

NOTE I—LONG-TERM DEBT—CONTINUED

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

In connection with the Loan, Florida Gaming, Centers, and ICC also entered into a letter agreement dated October 29, 2004 (the "Letter"). Pursuant to the Letter, Florida Gaming and Centers promised that during the period beginning October 29, 2004 and ending on the date (the "Final Approval Date") which is the earlier of (i) the date that is six months after the date on which legislation allowing for the operation of slot machines at the Miami Jai Alai business owned and operated by Centers (the "Miami Jai Alai Business") is duly passed and adopted by the State of Florida and (ii) December 31, 2008, Florida Gaming and Centers will not solicit, initiate, or engage in any discussions or negotiations with any third party relating to any possible agreement or other arrangement involving the acquisition of all or substantially all of the Miami Jai Alai Business from Centers or any other transaction (a "Prohibited Transaction") that would otherwise materially interfere with or impair or delay the Transaction (as hereinafter defined). The Letter further provides that beginning on October 29, 2004 and ending on the date that is six months after the Final Approval Date, but in no event later than December 31, 2008, Florida Gaming, Centers, and ICC will use their commercially reasonable best efforts to negotiate in good faith a definitive agreement providing for the purchase by ICC of the Miami Jai Alai Business (the "Transaction") at a purchase price that is, to the extent that the projected net revenue retained by the Miami Jai Alai Business is greater than or equal to 55%, equal to the greater of: (i) the difference between (a) six times the projected first year EBITDA of the Miami Jai Alai Business and (b) the projected cost to ICC of the development, construction, equipping and opening of the slot machine facility proposed by ICC at the location of the Miami Jai Alai Business; or (ii) $100 million. The Letter further provides that if the projected net revenue is less than 55%, the parties may further negotiate the purchase price with appropriate adjustments for such lesser net revenue. The Letter’s Final Approval Date was triggered on January 29, 2007 when legislation allowing for the operation of slot machines was approved in Dade County, Florida; the county in which the Miami Jai Alai business is located.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

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

On October 31, 2005 Freedom Financial purchased the Company’s note with First Bank (formerly CIB) for $2,400,000.  As part of this purchase, First Bank assigned the note as well as the mortgages, rents, and receivables securing the note to Freedom.  First Bank retained the right to a deferred fee of up to $250,000 and First Bank and Citrus Bank retained the right to exercise certain stock warrants with such exercise resulting in the elimination of the deferred fee (see Note D).  At the same date, Florida Gaming renegotiated the terms of this note with Freedom. Under the new terms, the note has a fixed interest rate of 8.0% per annum and is secured by various mortgages, rents, and receivables.  The note matures on October 31, 2008.  The Company issued 20,000 stock warrants to Freedom Financial and 40,000 stock warrants to two financiers who helped to facilitate this loan.  The warrants were valued at $3.52 per share for a total value of $210,582 and were recorded as a capitalized financing cost (see Note D).  Such cost is being amortized over the life of this loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

NOTE I—LONG-TERM DEBT—CONTINUED

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

The Company has also agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the Freedom debt. Guarantee payments totaling $29,468 and $35,854 were paid during 2007 and 2006, respectively, pursuant to this agreement.

NOTE J—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprise the following:

	December 31,
	2007	2006

Land	$4,403,594	$4,383,986
Buildings and improvements	7,171,563	6,811,178
Equipment furniture and fixtures	1,434,143	1,376,052
Vehicles	85,910	124,886
Construction in progress	389,180	-0-
Less accumulated depreciation	(3,594,364)	(3,296,717)

	$9,890,026	$9,399,385

Depreciation expense totaled $306,482 and $293,436 during 2007 and 2006, respectively.

NOTE K—SUMMER JAI ALAI

In conjunction with the acquisition of WJA’s Frontons, the Company acquired WJA’s 21% interest in the Summer Jai-Alai, Partnership (the “Partnership”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami fronton during the six months between May 1 to October 31 (“Summer Jai-Alai Operations”). The Company’s partners were Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors. The Company’s interest in the Partnership was accounted for under the equity method and had a carrying value of $92,491 and $50,657 at December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

NOTE K—SUMMER JAI ALAI—CONTINUED

Pursuant to the settlement of certain partnership disputes, since the 1998 season the Company operated the Partnership at its own risk and for its own benefit under annual agreements which required fixed payments to each of the partners. The agreement authorizing the Company’s use of the Summer Jai-Alai permit (the “Permit”) between June 30, 2002 and June 30, 2004 required a fee of $345,000 payable monthly in 12 equal installments. The Company agreed to hold its partners harmless for any and all losses or liabilities incurred through June 30, 2004. After June 30, 2004, the permit agreement terminated and the previous partnership agreement became the controlling document for the operation of the Partnership by the parties. The Partnership had a loss of $202,227 for its 2004 summer season. The Company entered into a dispute to recover $98,608 from its partners for their allocable shares of the loss after June 30, 2004.

The Company also took the position in the dispute with its partners that effective October 31, 2004 the Partnership terminated and subsequent to December 31, 2004 the Company has operated the Summer Jai-Alai Operations for its own benefit as a division of the Company. In this connection the Company assumed certain operating payables and receivables of the Partnership which resulted in the Company carrying a receivable from the Partnership of $255,509 at December 31, 2006. During 2007 a settlement was reached between the Company and its partners. The Company forgave its $255,509 receivable from the Partnership and its $98,608 receivable from its partners. The settlement provides the Partnership will continue as a going concern with the Company a 21% owner, West Flagler Associates LTD a 52% owner, and BKCLP 2 LTD a 27% owner. The Partnership owns the Permit and under a Permit Use Agreement (the “PUA”) between the Company and the Partnership, the Company has the exclusive right to conduct gaming operations under the Permit. The Company derives all revenue, and is responsible for all expenses, from such gaming operations. In addition, the Company must assure that the holder of the Permit remains authorized to conduct all activities that Florida law authorizes under the Permit, based on the law in effect at any particular time. The Company may terminate the PUA if the requirement to keep it valid imposes a material burden on the Company. West Flagler and BKCLP may terminate the PUA if they jointly elect to do so. If the PUA is terminated (and, thus the Permit’s use reverts to the Partnership) the Partnership does not have the right to conduct activities at the Company’s fronton. The Company, West Flagler and BKCLP entered into an Amended and Restated Partnership Agreement for the Summer Jai Alai Partnership and except for the following put/call rights, all actions of the Partnership require unanimous approval of the three Partners. The Partnership contains mandatory put/call rights which take effect if (1) the PUA is terminated by the Company, (2) the PUA is terminated by West Flagler and BKCLP, or (3) any two partners deliver to the third partner a notice of election to trigger the put/call. Under the put/call rights, the party(ies) triggering the put/call must offer to sell to the other partner(s) its interest at a stated price. The other partners may either buy the interest at that price, or sell their interests to the triggering partner at that price. Each partner must give the other partners 45 days advance notice of a “Change of Control” – which is a change of ownership of more that 40% of the partner’s equity and, in the case of the Company, a sale by its Chairman and his affiliates of more than 50% of their stock in the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

NOTE K—SUMMER JAI ALAI—CONTINUED

In accordance with the settlement, all revenues and expenses of the Summer Jai-Alai Operations are included in operating income and expenses of the Company in the accompanying Statements of Operations.

NOTE L—REAL ESTATE HELD FOR SALE

The Company’s Tara subsidiary held residential real estate called Tara Club Estates (collectively, “Tara” or the “Properties”), all of which was situated in Loganville, Walton County, Georgia. At January 1, 2006 the Tara residential property comprised one home and six developed lots. The Company also owned land in Ft. Pierce, Florida held for sale as commercial property comprising 79 acres.

On February 14, 2006, Tara sold the remaining home at its Tara Development. Net proceeds from the sale amounted to $343,090 ($370,000 sales price less $26,910 in settlement charges) and Tara’s basis in the property totaled $370,000 ($594,002 in total costs less provisions for losses of $224,002).

Total sales and the related cost of the Tara property were as follows:

	2007	2006

Total residential sales, less settlement charges	-0-	$343,090
Total residential cost of sales	-0-	(370,000)

GROSS LOSS	-0-	$(26,910)

As of January 1, 2006 the Company also held approximately 79 acres of real estate in Ft. Pierce, Florida adjacent to its fronton. The 79 acres were sold in 2006. Net proceeds on the sale amounted to $3,726,519 ($3,800,000 sales price plus $150,000 of extension fees less $223,481 in settlement costs). The Company’s basis in the property totaled $1,087,631, resulting in a $2,638,888 gain.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

NOTE L—REAL ESTATE HELD FOR SALE—CONTINUED

Accordingly, the Company’s remaining property held for sale comprises six residential lots totaling $297,500 at December 31, 2007 and 2006.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” the Company periodically evaluates and adjusts its reserve for losses on its property held for sale. Activity in the reserve for 2007 and 2006 was as follows:

	2007	2006

Allowance for losses on property held for sale
Balances, January 1	$5,069	$224,021
Provision for losses	-0-	5,050
Charges to the reserve	-0-	(224,002)

Balances, December 31	$5,069	$5,069

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

December 31, 2007 and 2006

NOTE M—SEGMENT INFORMATION—CONTINUED

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

Centers’ gaming operations comprise approximately 100% of the Company’s revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

	December 31, 2007
(Dollar Amounts in Thousands)		Assets		Revenues		Profit (Loss)

Florida Gaming Centers	77%	$11,405	100%	$11,392	59%	$(3,756)

Real Estate Development	23%	3,392	-0-	-0-	41%	(2,645)

CONSOLIDATED TOTAL	100%	$14,797	100%	$11,392	100	$(6,401)

	December 31, 2006
(Dollar Amounts in Thousands)		Assets		Revenues		Profit (Loss)

Florida Gaming Centers	84%	$11,951	75%	$13,084	184%	$(1,040)

Real Estate Development	16%	2,276	25%	4,320	(84)%	475

CONSOLIDATED TOTAL	100%	$14,227	100%	$17,404	100%	$(565)

NOTE N—REFERENDUM ON CASINO GAMING/SUBSEQUENT EVENT

In November 2004, voters in Florida approved an amendment to the Constitution of the State of Florida to allow Broward and Dade Counties in Florida the local option to hold elections to approve certain types of casino gaming at pari-mutuel betting facilities within each county. In March 2005, local option elections were held in Broward and Dade Counties. The Company’s Miami fronton is in Dade County. The local referendum passed in Broward County and failed in Dade County in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

NOTE N—REFERENDUM ON CASINO GAMING—CONTINUED

On January 31, 2005 the Company agreed to pay Dade County for certain “infrastructure improvements” required by the County in connection with the referendum. The arrangement required the Company to make an initial payment of $500,000 to Dade County in January 2005. A second payment of $833,000 was made on behalf of the Company by two other pari-mutuel facilities in Dade County. In consideration for this payment, the Company issued a note payable to these parties. The Company’s obligation to repay the $833,000 note was contingent on the passage of the gaming question. In January, 2008, the voters in Dade County voted to approve certain types of casino gaming at pari-mutual betting facilities. Accordingly, the Company recorded the resulting $833,000 liability concurrently with a charge to expense.

NOTE O—INSURANCE RECOVERY

During 2005, the Company’s Miami facilities were damaged by a hurricane. The Company’s insurance carrier issued a payment of $400,000 and offered an additional $500,000 for a total of $900,000 in settlement of the claims made to repair or replace the damaged Miami components. The Company incurred $171,795 in expenses related to the hurricane damage. The carrying value of the Miami assets damaged totaled $404,602. Accordingly the Company’s insurance recoveries, net of losses, totaled $323,603 for the year ending December 31, 2005. As a result of the Company’s continued negotiations with the insurance carrier the Company received insurance proceeds totaling $1,852,160 from the carrier, $952,160 in excess of the Company’s original estimate, through March 22, 2007. The Company incurred expenses totaling $110,216 in connection with the collection of these funds for the services of an independent consultant assisting with the negotiations. The Company recorded these additional net proceeds as insurance recoveries, net of losses, of $841,944 for the year ending December 31, 2006. The 2006 recovery, net of losses, was recorded as a change in accounting estimate in accordance with Statements of Financial Accounting Standards No. 154 (FAS 154), Accounting Changes and Error Corrections, which requires a change in accounting estimate be recorded prospectively. There were no income taxes resulting from the gain because the Company has sufficient tax net operating losses available to be carried forward. The 2006 recovery, net of losses, of $841,444 is included as other income in the accompanying 2006 Statements of Operations. The Company continues to litigate the claim seeking to recover all its losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2007 and 2006

NOTE P—HANDLE

Pari-Mutuel handle for years ending December 31, 2007 and 2006 is as follows:

	2007	2006
HANDLE
Live Jai-Alai	$17,826,419	$20,808,526
ITW-Guest	44,337,753	47,404,674
ITW-Host	22,107,103	25,295,404

Total Pari-Mutuel Handle	$84,271,275	$93,508,604

Since 2005, the Company has operated Summer Jai-Alai (Summer) as a division of the Company. Accordingly, all handle, income and expenses from Summer’s operations are included in the Company’s consolidated financial statements for the years ending December 31, 2007 and 2006 (see Note K). The Company’s Florida Gaming Centers and Summer Jai Alai handle and operations are reported under separate licenses to the State of Florida.