Form 10QSB
period 2008-03-31
FLORIDA GAMING CORP
filed 2008-05-15
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

F O R M 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
March 31, 2008

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

YES ☒        NO ☐

3,754,194shares of the issuer's Common Stock were outstanding as of the latest practicable date, May 14, 2008
Transitional Small Business Disclosure Format:

YES ☐        NO ☒

FLORIDA GAMING
CORPORATION

INDEX TO FORM 10-QSB

PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3

Statements of Operations (unaudited) for the Three Months ended March 31, 2008 and 2007	5

Statements of Cash Flows (unaudited) for the Three Months ended March 31, 2008 and 2007	6

Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	14

Item 3. Controls and Procedures	22

PART II. OTHER INFORMATION	23

SIGNATURES	26

Certification of CEO (Exhibit 31.1)

Certification of CFO (Exhibit 31.2)

Certification of CEO (Exhibit 32.1)

Certification of CFO (Exhibit 32.2)

PART 1. FINANCIAL INFORMATION

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$2,122,727	$3,423,695
Accounts receivable, net	411,410	355,812
Inventory (Note 2)	42,927	41,846
Total current assets	$2,577,064	$3,821,353

PROPERTY AND EQUIPMENT:

Land	$4,403,594	$4,403,594
Buildings and Improvements	7,187,356	7,171,563
Furniture, fixtures and equipment	3,122,812	1,909,233
	$14,713,762	$13,484,390
Less accumulated depreciation	(3,677,759)	(3,594,364)
	$11,036,003	$9,890,026

REAL ESTATE HELD FOR SALE (net)	297,500	297,500

OTHER ASSETS	616,285	685,959
	$14,526,852	$14,694,838

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$4,705,918	$4,131,150
Short-term borrowing and current portion of long-term debt	6,709,895	6,459,199
Total current liabilities	$11,415,813	$10,590,349
LONG-TERM LIABILITIES
Long-term portion notes payable	509,258	-0-

STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):

Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 28,235 shares issued and outstanding at March 31, 2008 and December 31, 2007	2,823	2,823

Class AA convertible preferred stock, convertible to common stock; $.10 par value, 5,000 shares authorized; 5000 shares issued and outstanding at March 31, 2008 and December 31, 2007	500	500

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at March 31, 2008 and December 31, 2007	5	5

Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 200 Shares issued and outstanding at March 31, 2008 and December 31, 2007	20	20

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at March 31, 2008 and December 31, 2007	200	200

Common stock, $.20 par value, authorized 7,500,000 shares, 3,754,194 issued and outstanding at March 31, 2008 and 3,339,194 issued and outstanding at December 31, 2007	750,839	667,839

Capital in excess of par value	49,403,826	48,553,076
Accumulated deficit	(47,556,432)	(45,119,974)
Total stockholders’ equity	2,601,781	4,104,489
Total liabilities and stockholders’ equity	$14,526,852	$14,694,838

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net
of State Taxes	$1,387,000	$1,816,218
Inter-Track Commissions	874,237	1,063,916
	$2,261,237	$2,880,134

OTHER REVENUE
Cardroom Income	404,701	105,849
Admissions Income, net of taxes	9,236	2,861
Programs, Food, Beverage and Other	222,200	294,406
Total Operating Revenue	$2,897,374	$3,283,250

EXPENSES
Operating	$3,432,449	$3,164,306
General and Administrative	1,068,109	1,589,829
Depreciation and Amortization	83,395	79,362
	$4,583,953	$4,833,497

NET LOSS FROM OPERATIONS	$(1,686,579)	$(1,550,247)

OTHER INCOME (EXPENSE)
Legislative Initiatives Note	(833,333)	0
Pari-Mutuel Tax Credits	193,743	207,718
Interest Income	21,211	21,550
	(618,379)	229,268

NET LOSS	$(2,304,958)	$(1,320,979)
Basic Loss per Common Share	$(0.71)	$(0.41)
Diluted Loss per Common Share	$(0.71)	$(0.41)
Weighted Avg Common Shares Outstanding	3,435,416	3,339,194

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	31-Mar	31-Mar
	2008	2007
Cash flows from operating activities:
Net Loss	$(2,304,958)	$(1,320,979)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and Amortization	83,394	79,362
Compensation Expense for Stock Issued	0	685,308
Increase in Inventory	(1,081)	(2,586)
Decrease (increase) in Accounts Receivable	(55,598)	977,155
Increase (Decrease) in A/P and Accrued Expenses	574,768	(8,657)
Net cash provided by (used in) operating activities	(1,703,475)	409,603

Investing Activities:
Purchases of Property and Equipment	(1,229,372)	(29,862)
Decrease in Other Assets	69,674	94,784
Net proceeds provided by (used in) investing activities	(1,159,698)	64,922

Financing Activities:
Proceeds from Issuance of Common Stock	933,750	0
Proceeds from legislative initiatives loan	833,333	0
Repayment of Debt	(73,378)	(52,435)
Dividends Paid	(131,500)	(40,000)
Net cash provided by (used in) financing activities	1,562,205	(92,435)

INCREASE (DECREASE) IN CASH	(1,300,968)	382,090
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,423,695	2,177,910
CASH AND CASH EQUIVALENTS AT MARCH 31, 2008 AND MARCH 31, 2007	$2,122,727	$2,560,000
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$139,551	$131,500

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce, and Miami, Florida through its Florida Gaming Centers, Inc. subsidiary (Centers). The Company also conducts intertrack wagering (ITW) on jai alai, horse racing and dog racing from its facilities. Poker and dominoes are played at the Miami Jai-Alai.  Ft. Pierce received approval on June 5, 2007 to operate a card room at its’ facility. The Company remodeled the Ft. Pierce facility and on April 28, 2008 the Company opened the Ft. Pierce cardroom. In addition, the Company operates Tara Club Estates, Inc. (“Tara”), a residential real estate development located near Atlanta in Walton County, Georgia. Approximately 45% of the Company's common stock is controlled by the Company's Chairman and CEO either directly or beneficially through his ownership of Freedom Financial Corporation (Freedom), a closely held investment company.

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

Activity in the allowance for the quarters ended March 31, 2008, and 2007 was as follows:

	3/31/2008	3/31/2007

Allowance for doubtful accounts
Balances, January 1	$-0-	$135,972
Provision for losses	-0-	-0-
Charges to the allowance	-0-	-0-
Balances, March 31, 2008 and 2007	$-0-	$135,972

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at March 31, 2008.

Other comprehensive income: The Company follows the provisions of Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income . The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income in 2007 and 2008.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. During the three months ended March 31, 2008, the Company's liability to host tracks for ITW collections totaled $117,786 and unclaimed winnings (outs) totaled $204,948.

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

The net loss per common share for the quarters ended March 31, 2008 and March 31, 2007 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock ($138,866 and $51,366 respectively) by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended March 31, 2008 and March 31, 2007 was 3,435,416 and 3,339,194, respectively.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the three months ended March 31, 2008 and March 31, 2007 because the effect would be antidilutive.

Advertising Costs: Advertising costs are expensed as incurred.

Stock Options: The Company accounts for stock based compensation to employees in accordance with FASB 123(R) and EITF 96-18, which requires that equity instruments issued as compensation be measured at fair value determined by the Black-Scholes option pricing model consistent with FASB 123 (R). In July 2006, the Company issued 510,625 options to employees and directors for an exercise price of $17.00, with a fair value of $13.30. The options vested half on December 31, 2006, and the other half vested July 1, 2007. The fair value of these options and warrants were determined using the following assumptions:

Risk Free Rate of Return	5.00%
Expected Forfeiture	None
Expected Volatility	30.00%
Expected Dividends	None

During the quarter ended March 31, 2007, there was $494,336 in expense relating to the issuance of the employee and directors options, compared to
-0- expense during the first quarter 2008. During the first quarter 2008, 415,000 options were exercised by officers and directors at $2.25 per share.
		Weighted- Average
	Shares	Exercise Price
Outstanding, beginning of year	1,558,625	$12.59
Granted	-0-
Exercised	(415,000)	$2.25
Forfeited	-0-
Expired	-0-
Outstanding, at March 31, 2008	1,143,625	$16.34

Options and warrants exercisable at March 31, 2008	1,143.625

The Company accounts for non-employee stock-based compensation in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services . Amounts are based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.      The value assigned to stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18, which require that such costs be measured at the end of each reporting period to account for changes in the fair value of our Common Stock until the options are vested using the Black-Scholes pricing model. Common Stock is valued using the market price of Common Stock on the measurement date as defined in EITF 96-18. In July 2006, the Company issued non employee Freedom Financial Corporation 325,000 options for an exercise price of $17.00, with a fair value of $13.30. The options vested half on December 31, 2006, and the remaining half vested July 1, 2007. The company had -0- compensation for the Freedom options during the first quarter 2008, compared to $190,972 during the first quarter 2007.

Real Estate Development: The Company's Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition and development costs by the number of lots developed.

Effect of Implementing Recently Issued Accounting Pronouncements

In September, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard on January 1, 2008 did not have a material effect on the Company's financial statements.

In September, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (ii) measure a plan's assets and its benefit obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to measure plan assets and benefit obligations to determine the funded status as of the end of the fiscal year and to recognize changes in the funded status in the year in which the changes occur is effective for fiscal years ending after December 15, 2008. The adoption of this standard is not expected to have a material effect on the Company's financial statements.

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard on January 1, 2008 did not have a material effect on the Company's financial statements.

In December, 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard is not expected to have a material effect on the Company's financial statements.

In March, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". SFAS No. 161 changes the reporting requirements for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivatives and Hedging Activities", by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments are accounted for under SFAS No. 133 and (c) the effect of derivative instruments and hedging activities on an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company does not believe that the adoption of this statement will have a material effect on the Company's financial statements.

In December, 2007, the FASB issued No. 141, (revised 2007) "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R replaces SFAS No. 141, which the Company previously adopted. SFAS No. 141R revises the standards for accounting and reporting of business combinations. In summary, SFAS No. 141R requires the acquirer of a business combination to measure, at fair value, the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions. SFAS No. 141R applies to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that the adoption of this statement on January 1, 2009 will have a material effect on the Company's financial statements.

(3) REAL ESTATE HELD FOR SALE

As of March 31, 2008, the Company's subsidiary, Tara Club Estates, Inc. held six (6) residential lots at it’s residential real estate development (“Tara”), which is situated in Loganville, Walton County, Georgia with an aggregate carrying value of $297,500. The Company carries a valuation reserve on one lot in the amount of $5,069. The Company has completed its development activities at Tara. Accordingly, any future costs incurred related to these properties will be expensed.

Valuation Reserve Analysis

	03/31/2008	3/31/2007
Balance at the beginning of the year	$5,069	$5,069
Provision charged to operations
Charge offs to the reserve
Ending Balance	$5,069	$5,069

The Company had no real estate sales during the three months ended March 31, 2008 and March 31, 2007.

4) TAXES

At December 31, 2007, the Company had tax net operating loss (NOL) carryforwards of approximately $16,217,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2022.

Effective July 1, 1998, tax relief legislation was enacted by the State of Florida stipulating that jai alai permit holders incurring state taxes on handle and admissions in an amount exceeding its operating earnings (before deduction of certain expenses such as depreciation and interest) for the prior year are entitled to credit such excess amounts against pari-mutuel taxes due and payable. For the years 2001 through 2007 Miami had unused credits totaling $2,352,201. Tax credits are used to satisfy the Company's obligation to pay taxes incurred on handle and admission. Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of the amounts of future tax credits.

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

(5) PREFERRED STOCK

CLASS A PREFERRED STOCK
The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock. The Company has declared and paid the required dividends.

CLASS AA PREFERRED STOCK
On June 15, 2007 the Company authorized and issued 5,000 shares of its Series AA 7% cumulative convertible preferred stock to Prides Capital for $1,000 cash per share for an aggregate of $5,000,000. Each share is convertible into 40 shares of the Company’s $.20 par value common stock. The stated value per share is $1,000 (as adjusted for stock splits, combinations or splits). The Company has declared and paid the required dividends.

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

CLASS E PREFERRED STOCK
The Company is authorized to issue 300 shares of Series E 8% cumulative convertible preferred stock, $.10 par value (the “Series E Preferred Stock”), which provides annual dividends at the rate of 8% of the share's stated value, payable upon conversion of the Series E preferred stock into common stock. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or splits). The Company has declared and paid the required dividends.

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

CLASS F PREFERRED STOCK
The Company is also authorized to issue up to 2,500 shares of Series F 8% Cumulative Convertible Preferred Stock (the “Series F Preferred Stock”), which provides annual dividends at the rate of 8% of the shares' stated value. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company's Board of Directors, such dividends may be paid in shares of the Series F Preferred Stock. Holders of Series F Preferred Stock may convert all or any of such shares to the Company's common stock at any time. Each share of Series F Preferred Stock shall be converted into 148.3345 shares of common stock (the “Conversion Stock”). The number of shares of Conversion Stock into which each share of Series F Preferred Stock shall be converted shall be proportionately adjusted for any increase or decrease in the number of shares of common stock or Series F Preferred Stock. Upon liquidation, the holders of Series F Preferred Shares shall be entitled to be paid $1,000 per share plus accrued dividends before any distribution to holders of common stock. The Company has declared and paid the required dividends.

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

In connection with the Isle Loan, the Company and its subsidiary, Centers, and Isle also entered into a letter agreement dated October 29, 2004 (the "Letter"). Pursuant to the Letter, Florida Gaming and Centers agreed that during the period beginning October 29, 2004 and ending on the date (the "Final Approval Date") which is the earlier of (i) the date that is six months after the date on which approval by local referendum allowing for the operation of slot machines at the Miami Jai Alai (the "Miami Jai Alai Business") is adopted by the State of Florida and approved by a local referendum in Dade County, FL (ii) December 31, 2008, Florida Gaming and Centers will not solicit, initiate, or engage in any discussions or negotiations with any third party relating to any possible agreement or other arrangement involving the acquisition of all or substantially all of the Miami Jai Alai Business from Centers or any other transaction (a "Prohibited Transaction") that would  otherwise materially interfere with or impair or delay the Transaction (as hereinafter defined). The Letter further provides that beginning on October 29,2004 and ending on the date that is six months after the Final Approval Date, but in no event later than December 31, 2008, Florida Gaming, Centers, and Isle will use their commercially reasonable best efforts to negotiate in good faith a definitive agreement providing for the purchase by Isle of the Miami Jai Alai Business (the "Transaction"). equal to the greater of: (i) the difference between (a) six times the projected first year EBITDA of the Miami Jai Alai Business and (b) the projected cost to Isle of the development, construction, equipping and opening of the slot machine facility proposed by Isle at the location of the Miami Jai Alai Business; or (ii) $100 million. The Letter further provides that if the projected net revenue is less than 55%, the parties may further negotiate the purchase price with appropriate adjustments for such lesser net revenue. The Letter’s Final Approval Date was triggered on January 29, 2008 when legislation allowing for the operation of slot machines was approved in Dade County, Florida, the county in which the Miami Jai-Alai business is located.

Registration Rights: The Company has committed upon certain terms and conditions, to use its best efforts to register for resale, certain shares held by other parties, allowing those shares to be publicly traded. The Company intends to use reasonable efforts to comply with these commitments.

Leases: The Company rents totalizator equipment (Autotote) at each fronton under leases which expire October 31, 2008. The totalizator leases require a minimum annual rental at the Miami and Ft. Pierce locations. Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance, under a contract which expires 2008. The aggregate totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2007 and 2006 was approximately $387,000 and $372,000, respectively. The remaining minimum lease commitments under all operating leases at March 31, 2008 total $351,000 per year ($226,200 at Miami, and $124,800 at Ft. Pierce) and expire in October, 2008. The Company also leases certain parking facilities adjacent to Miami Fronton. The 2008 renewal requires annual payments of $130,000 per year, compared to $126,000 annual payment in 2007.

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

The consideration for the acquisition of the three WJA frontons included (i) the cancellation of WJA Notes and related obligations acquired by the Company from the Bank of Oklahoma, NA, (ii) the retention by WJA of 200,000 shares of the Company's common stock received by WJA in the sale of the Ft. Pierce facility, and (iii) a profit sharing arrangement described below. The Company assumed all liabilities of WJA arising in the ordinary course of the business, subject to certain limitations and exceptions. The Company also assumed the principal amount outstanding under a $500,000 promissory note owed by WJA to Wheeler-Phoenix, Inc. The terms of the note were amended to provide for repayment of principal over a ten year period, following the closing, in equal annual installments of $50,000 plus interest at 6% per annum. This note was paid in full on March 23, 2007.

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

CIB Bank/Freedom Note
On October 31, 2005 Freedom Financial purchased from the First Bank (formerly CIB) the Company loan for $2,400,000.  As part of this purchase, First Bank assigned the Company’s note as well as the mortgages, rents, and receivables securing the note to Freedom.  First Bank retained the right to a deferred fee of up to $250,000 and First Bank and Citrus Bank retained the right to exercise certain stock warrants to purchase common stock of the Company. The exercise of the warrants eliminated the payment of the deferred fee.   At the same date, Florida Gaming renegotiated the terms of this note with Freedom. Under the new terms, the note has a fixed interest rate of 8.0% per annum and is secured by various mortgages, rents, and receivables.  As of March 31, 2008, the Company owes $1,388,743 on the note. The note matures on October 31, 2008.  The Company issued 20,000 stock warrants to Freedom Financial and 40,000 stock warrants to two financiers who helped to facilitate this loan.  The warrants were valued at $3.52 per share for a total value of $210,582 and were recorded as a capitalized financing cost. Such cost is being amortized over the life of this loan.

The First Bank debt was personally guaranteed by the Company’s Chairman. In that connection the Company agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the First Bank loan on each anniversary date of the loan. The Company has also agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the Freedom debt. Guarantee payments for the Freedom Note totaling $65,322 were paid through December 31, 2007, pursuant to this agreement. At March 31, 2008, the Company had accrued $7,000 in guarantee payments.

In July 2006, the Company issued non employee Freedom Financial Corporation 325,000 options for an exercise price of $17.00, with a fair value of $13.30. The options vested half on December 31, 2006, and the remaining half vested July 1, 2007. In accordance with EITF 96-18 the Company recorded -0- in compensation expense for the quarter ended March 31, 2008 compared to $190,972 for the three months ended March 31, 2007 on the options issued to Freedom Financial Corporation.

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

Florida Gaming Corporation (the "Company") currently owns and operates two jai-alai and inter-track pari-mutuel wagering facilities (each, a "Fronton," and collectively, the "Frontons") located in Miami and Central Coastal Florida (“Ft. Pierce”). The Company's business consists primarily of its operations at the Frontons, which include, among other things, live jai-alai games, poker, dominoes, inter-track pari-mutuel wagering ("ITW") on jai-alai, thoroughbred racing, harness racing, and dog racing, and the sale of food and alcoholic beverages. Poker and dominoes are played at the Miami Jai-Alai Crystal Card Room. On April 28, 2008 the Company opened the Ft. Pierce card room. The Company also owns a third gaming permit which was previously operated by the Company at the Tampa Jai-Alai Fronton in Hillsborough County (Tampa) Florida.

The term "pari-mutuel wagering," which refers to the betting by members of the public against each other, as used in this report includes wagering on both live Jai-Alai performances and ITW.

The Company's Ft. Pierce location provides audio, video and Inter-Track Wagering (“ITW”) on live inter-track and interstate telecasting of horse racing, dog racing and jai-alai from the State of Florida as well as the rest of the country. The Miami location receives limited ITW telecasts, but telecasts its jai-alai performances via satellite to approximately sixty-two (62) other gaming facilities in Florida, Connecticut, Rhode Island, and to approximately 25 locations in Mexico, Central America, and Austria. ITW provides about 50% of the Company's revenue as well as providing additional entertainment for customers. The Miami location also operates a card room which includes domino tables. The Company received approval on June 5, 2007 to operate a card room at it’s Ft. Pierce Jai-Alai facility. The Company remodeled the Ft. Pierce facility and opened the card room on April 28, 2008.

In November, 2004 voters in the state of Florida approved an amendment to the Constitution of the State of Florida to allow Broward and Dade Counties in Florida the local option to hold elections to approve Class III slot machine gaming at pari-mutuel betting facilities located within Dade and Broward counties. The Company's Miami fronton is located in Dade County. In March, 2005 referendums were held in Broward and Dade Counties. The local referendum to approve slots passed in Broward County and failed in Dade County. State Law allowed another local option referendum in Dade County every two years. On January 29, 2008, residents of Miami-Dade County passed a referendum that will allow Miami Jai-Alai and two other pari-mutuel facilities in Dade County to install up to 2,000 slot machines. The Company will compete with three established racinos in adjoining Broward County north of Miami-Dade County, plus competition from Native American casinos. The tax rate on the slots is 50% of slot gross income. The 50% high tax rate makes it difficult to compete with the Indians who pay no taxes and other forms of entertainment with customers discretionary income.

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

On June 5, 2007, the St. Lucie county commissioners voted that Ft. Pierce Jai-Alai be allowed to operate a card room. The Company converted approximately 12,000 square feet for the card room which will host poker games and tournaments with the maximum bet of $5.00, and no pot limit. Ft. Pierce Jai-alai management believes that the card room will be an alternative to local patrons who are currently traveling about fifty (50) miles to Palm Beach and Brevard Counties in order to play poker. After extensive remodeling, the Company opened the card room on April 28, 2008.

On July 1, 2007 Legislation was passed by Senate Bills 134 and 135, allowing year-round operation of poker rooms, adding dominoes to card rooms, and raising the maximum wager on poker from $2 to $5. Also, on July 1, 2007, legislation passed permitting an additional 500 slot machines up from the current 1,500 machines in Dade and Broward County, and permitting ATM machines at the facilities, and extending the hours of operation from 16 hrs to 18 hrs on weekdays, and allowing 24 hours a day on the weekends. On January 29, 2008 the voters of Miami-Dade voted to allow slot machines in Dade County. This new legislation applies to the Miami Jai-Alai.

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

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. The Company had -0- for Allowance for doubtful accounts for the quarter ended March 31, 2008 compared to $135,972 for the same period in 2007. The Company carried $98,609 as a receivable from its’ Summer Jai-Alai partners for the first quarter of 2007. The Summer Jai-Alai receivable was dismissed when a lawsuit was settled in the third quarter 2007. The allowance for doubtful account is as follows:

	3/31/2008	3/31/2007
Allowance for doubtful accounts
Balances, January 1	$-0-	$135,972
Provision for losses	-0-	-0-
Charges to the allowance	-0-	-0-
Balances, March 31, 2008 and 2007	$-0-	$135,972

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

In accordance with SFAS No. 144, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated by using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annually and has found this to be very effective. There have been no provision for losses for the three months ending March 31, 2008 and 2007.

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

The Company's policy for unclaimed winning tickets follows the requirements as set forth by the State of Florida. Abandoned tickets are winning tickets that remain uncashed for a period of one year. The value of the abandoned tickets escheat to the state. These funds are deposited into the State School Fund for support and maintenance of Florida's public schools. During the first three months of 2008, unclaimed winning totaled $121,226.

Jai-Alai Industry
The jai-alai industry live handle (money wagered) generally has declined in the last several years, due to increased gaming competition such as Indian Casino Gaming, gambling cruise ships, and the State of Florida lottery. Also, competition in the sports/entertainment area has increased significantly due to more professional sports teams in the Company's market areas. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future. Because the Company's jai-alai business is tied directly to many, if not all, of the factors which influence the jai-alai industry as a whole, a players strike or the enactment of unfavorable legislation could have an adverse impact on the Company's operations.

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

Card Room & Dominoes Development

A new Florida pari-mutuel statute was enacted July 1, 2007 allowing card rooms at licensed pari-mutuel facilities to add the game of dominoes, increase the maximum wager on poker, and permit year round operation of card rooms. Card rooms are regulated by the Florida Division of Pari-Mutuel Wagering (“DPMW)”. Permitted games are limited to non-banked poker games and dominoes. On June 5, 2007, the St. Lucie County commission approved a card room at the Company’s Ft. Pierce Jai-Alai facility. The Ft. Pierce card room opened April 28, 2008 and the new rules also apply to the Ft. Pierce facility.

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

RESULTS OF OPERATIONS — FIRST QUARTER ENDED MARCH 31, 2008 COMPARED WITH FIRST QUARTER ENDED MARCH 31, 2007

During the quarter ending March 31, 2008, the Company's operations reflect three months' operation of live Jai-Alai performances at Miami and Ft. Pierce did not conduct live jai-alai during the first quarter 2008. This compares to three months’ operation of live Jai-Alai performances at Miami and two months operation of live jai-alai at Ft. Pierce during the same period in 2007. Since Ft. Pierce did not conduct live jai-alai during the first quarter 2008, this has an effect on handle, revenue, attendance and some expenses. A full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce for the quarters ending March 31, 2008 and March 31, 2007. Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria. The Miami location also offered poker and dominoes in its’ card room. The Ft. Pierce card room opened on April 28, 2008.

Handle Analysis
Total handle (amount of money wagered) for the three months ended March 31, 2008 was $19,429,103 of which $8,929,819 was from live jai-alai wagering and $10,499,284 was from inter-track wagering. Total handle (amount of money wagered) for the three months ended March 31, 2007 was $23,945,254 of which $11,395,104 was from live jai-alai wagering and $12,550,150 was from inter-track wagering. There was an overall decrease of $4,516,151 from the period ending March 31, 2007 to March 31, 2008. Live handle decreased $2,465,285 and Inter-track wagering decreased $2,050,866. A portion of the decrease in live handle was due to no live operations at Ft. Pierce as a result of the poker room construction.

Revenues
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended March 31, 2008 were $2,261,237 compared to pari-mutuel revenues of $2,880,134 the same period in 2007. Revenues for the quarter ended March 31, 2008 ($2,261,137) consisted of $1,387,000 from live Jai-Alai wagering and $874,237 from Inter-Track Wagering. Revenues for the quarter ended March 31, 2007 ($2,880,134) consisted of $1,816,218 from live Jai-Alai wagering and $1,063,916 from Inter-Track Wagering.

Card room Revenue for the three months ended March 31, 2008 was $404,701 compared to $105,849 for the three months ended March 31, 2007 a 282% increase. Direct Operating Costs totaled $212,373 for the period ending March 31, 2008, compared to $77,278 for the same period in 2007. The new card room legislation that went into effect in July 2007 has resulted in an increase of the number of patrons attending the card room.

Admissions income, net of state taxes, for the three month period ended March 31, 2008 was $9,236 compared to $2,861 for the three month period ended March 31, 2007. The reason for the increase in income is that Ft. Pierce did not charge admission during 2007.

Food, beverage and other income for the three months ended March 31, 2008 and March 31, 2007 were $222,200 and $294,406 respectively. There was no live jai-alai at the Ft. Pierce jai-alai for the first quarter 2008, compared to two months of live jai-alai during the same period in 2007.

Total Operating Revenues for the quarter ended March 31, 2008 was $2,897,374 compared to $3,283,250 for the same period in 2007, a decrease of $385,876 (11.7%). Gaming related revenue was lower due to a decrease in attendance and fewer performances. The card room is the only area that showed an increase in revenue.

General And Administrative Expenses
The Company's general and administrative expenses for the three months ended March 31, 2008 and March 31, 2007, were $1,068,109 and $1,589,829, respectively. The Company’s general and administrative expenses compared to the first quarter last year are as follows: Executive salaries and director fees for the quarter ended March 31, 2008 were $148,150 compared to $141,400 for the quarter ended March 31, 2007 (see consulting fees). Director fees increased from $750 per month to $1500 a month in May 2007. Professional fees increased from $73,640 for the first quarter 2007, to $134,772 for the quarter ended March 31, 2008. The increase in professional fees is due to an increase in legal fees. Consulting fees were $180,000 for the quarters ended March 31, 2008 compared to $150,000 for the quarter ending March 31, 2007. Consulting fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO. In May, 2007, the Board of Directors increased management fees to Freedom Financial from $50,000 a month to $60,000. Travel and entertainment expense increased from $84,650 for the first quarter of 2007, to $97,737 for the first quarter of 2008. The increase in travel expenses is related to the Chairman traveling relating to political activities related to slot machine campaign. Interest expense totaled $139,551 for the first quarter of 2008, compared to $131,500 for the same period in 200. During the first quarter 2008, the Company had stock option expense of –-0- compared to $685,307 in 2007. The Company issued stock options in July 2006 which vested 50% on December 31, 2006, and 50% on July 1, 2007. The fair value of options was determined using the Black- Scholes method of calculation.

Operating Expenses
The Company's operating expenses for the three months ended March 31, 2008 were $3,432,449 compared to $3,164,306 for the same period in 2007. A portion of the operating costs decreased during the first quarter 2008 because Ft. Pierce did not conduct live jai-alai during the first quarter 2008, due to the card room construction, compared to two months of live jai-alai in 2007. The largest increase in operating expenses were expenses relating to the slot machine campaign held on January 29, 2008. The Company incurred promotional and contribution expenses of $205,563 relating to the slots campaign. The components of the Company’s operating expenses and their comparison to the first quarter last year are as follow: Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending March 31, 2008 and March 31, 2007, were $797,471 and $934,050 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $274,082 for the three months ended March 31, 2008, compared to $281,085 for three months ended March 31, 2007. The components of the 2008 wagering equipment and expenses were $84,035 in ITW tote, interface, and telephone charges; $61,145 in totalizator equipment rental; $52,500 in satellite charges and $76,402 in camera/television rental. This compares to the 2007 wagering equipment and expenses of $82,660 in ITW tote, interface, and telephone charges; $59,915 in totalizator equipment rental; $58,000 in satellite charges and $80,510 in camera/television rental. Utilities expense totaled $139,464 and $129,440 respectively, for the three months periods ended March 31, 2008 and March 31, 2007. Program costs totaling $43,500 and $49,794, respectively, are also included in the total operating expenses for the three month period ended March 31, 2008 and March 31, 2007. Operating expenses (including payroll costs) for the bar, souvenir and concessions costs were $206,336 and $212,172 for the three month periods which ended March 31, 2008 and March 31, 2007, respectively. Operating payrolls and contract labor costs totaled $684,290 and $664,484 for the three month periods ended March 31, 2008 and March 31, 2007, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas. Of the $684,290, $227,070 was mutuels payroll, $163,685 was maintenance payroll, $16,532 was admissions payroll, $42,953 was office payroll, and $234,050 was security payroll. Maintenance expense for the three months ended March 31, 2008, totaled $78,468 compared to $82,780 for the same period in 2007. Advertising expense for the three months ended March 31, 2008, totaled $31,452 compared to $63,684 for the three months ended March 31, 2007. The Company continues to evaluate the effectiveness of advertising, and has cut expenses in areas that were not effective.

Other Income (Expense)
The Company had other expense of $618,379 for the three-month period ended March 31, 2008, compared to other income of $229,268 for the quarter ended March 31, 2007. Other expense for the quarter ended March 31, 2008, consisted of an expense of $833,333 for Dade County infrastructure improvements. In November 2004, voters in Florida approved an amendment to the Constitution of the State of Florida to allow Broward and Dade Counties in Florida the local option to hold elections to approve certain types of casino gaming at pari-mutuel betting facilities within each county. In March 2005, local option elections were held in Broward and Dade Counties. The Company’s Miami fronton is in Dade County. The local referendum passed in Broward County and failed in Dade County. State Law prohibited a similar local option referendum in Dade County for two years. On January 31, 2005 the Company agreed to pay Dade County for certain “infrastructure improvements” required by the County in connection with the referendum. The arrangement required the Company to make an initial payment of $500,000 to Dade County in January 2005. A second payment of $833,000 was made on behalf of the Company by two other pari-mutuel facilities in Dade County. In consideration for this payment, the Company issued a note payable to these parties. The Company’s obligation to repay the $833,000 note was contingent on the passage of the gaming question on a future referendum. On January 29, 2008, another election was held and Miami-Dade passed legislative to allow slot machines at the three pari-mutuels in Miami-Dade. The Company owned Miami Jai-Alai is allowed to install up to 2,000 slot machines at the Jai-Alai. At this time, the note became due and the Company is making monthly payments to the two pari-mutuels in repayment of the note. The Note is payable over three years and interest shall accrue on the outstanding principal balance of this Note at the prime lending rate plus four percent (4%).  At March 31, 2008 the Company owed $788,037 on this Note. The Company had Pari-mutuel tax credits of $193,743 for the quarter ended March 31, 2008, compared to $207,718 for the same period in 2007. Interest income remained relatively the same at $21,211 for the year March 31, 2008, compared to $21,550 for the same period in 2007.

Tax Loss Carryforwards
At December 31, 2007, the Company had tax net operating loss (NOL) carryforwards of approximately $16,217,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2022.

Summary of Operations
The Company had net loss of $2,304,958 or ($.71) per common share for the three months ended March 31, 2008, compared to net loss of $1,320,979 or ($.41) per common share for the quarter ended March 31, 2007. Cardroom Revenue was the only area of revenue that increased from the first quarter 2007 to the first quarter 2008. All other areas of operating revenue decreased during the first quarter 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at March 31, 2008 was $2,122,727. At March 31, 2008, the Company had negative working capital of $8,838,749, this is a decrease in working capital of approximately $2,069,753 from December 31, 2007. The negative working capital can be attributed to the $5,000,000 Isle of Capri Note becoming due on December 31, 2008, and the $1,388,743 Freedom Note that is due on October 31, 2008. The Company also received approval to operate a card room at its’ Ft. Pierce facility in June, 2007. The Company has spent $1,166,128 in remodeling the jai-alai card room which opened on April 28, 2008.

During the three months ended March 31, 2008, net cash used in Company's operating activities was $1,703,475 compared to net cash provided by operating activities of $409,603 during the three months ended March 31, 2007. The Company had -0- stock compensation expense during the first quarter 2008, compared to $685,308 during the same period in 2007. The Company had issued stock options in 2006, whereas half vested in December, 2006, and the other half vested on July 1, 2007. The Company had an increase in accounts receivable of $55,598 during the first quarter 2008 compared to a decrease of $977,155 for the same period in 2007. During the first quarter 2007, an insurance receivable of $991,944 was received. The Company's continuing operating expenses consist principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations.

During the three months ended March 31, 2008, cash used in investing activities was $1,159,698 compared to cash provided by investing activities were $64,922 for the three months ended March 31, 2007. The Company’s Ft. Pierce Jai-Alai received approval to operate a card room on June 5, 2007. The Company has performed extensive remodeling at the Ft. Pierce facility and had expenses relating to the remodeling for the card room of $1,166,128.

During the three months ended March 31, 2008, cash provided by financing activities was $1,562,205 compared to $92,435 cash used in financing during the three months ended March 31, 2007. During the first quarter 2008, the Company received $933,750 in cash from 415,000 stock options that were exercised at $2.25 per share. In November 2004, voters in Florida approved an amendment to the Constitution of the State of Florida to allow Broward and Dade Counties in Florida the local option to hold elections to approve certain types of casino gaming at pari-mutuel betting facilities within each county. In March 2005, local option elections were held in Broward and Dade Counties. The Company’s Miami fronton is in Dade County. The local referendum passed in Broward County and failed in Dade County in 2005. On January 31, 2005 the Company agreed to pay Dade County for certain “infrastructure improvements” required by the County in connection with the referendum. The arrangement required the Company to make an initial payment of $500,000 to Dade County in January 2005. A second payment of $833,000 was made on behalf of the Company by two other pari-mutuel facilities in Dade County. In consideration for this payment, the Company issued a note payable to these parties. The Company’s obligation to repay the $833,000 note was contingent on the passage of the gaming question. In January, 2008, the voters in Dade County voted to approve certain types of casino gaming at pari-mutual betting facilities. Accordingly, the Company recorded the resulting $833,000 liability concurrently with a charge to expense. The Note is payable over three years and interest shall accrue on the outstanding principal balance of this Note at the prime lending rate plus four percent (4%).  At March 31, 2008 the Company owed $788,037 on this Note.

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

The Company also leases parking facilities adjacent to the Miami fronton. This lease was dated February 17, 2003, and during 2007 the required annual payment of $126,000. For 2008, the annual payment will be $130,000.

As of March 31, 2008, the Company owed Freedom $1,388,743 secured by a first mortgage on both the Miami and Ft. Pierce facilities. The mortgage to Freedom is due in full on October 31, 2008. The Company also owes Isle of Capri Casinos, Inc. a secured note in the amount of $5,000,000 which is due in full on December 31, 2008. The Company plans to secure the funds necessary to pay these amounts as they become due by raising new capital in a private placement of equity securities or from the sale of a portion of the excess real estate adjacent to the Fort Pierce Jai-Alai facility. There is no assurance that the Company will be successful in these efforts.

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

During the three months ended March 31, 2008, Centers’ gaming operations comprised 100% of the Company’s revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

March 31, 2008

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	98%	$13,959	100%	$2,897	100%	$(2,299)
Real Estate Development	2%	350	-	-0-		(6)
Consolidated Total	100%	$14,309	100%	$2,897	100%	$(2,305)

March 31, 2007

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	97%	$12,956	100%	$3,283	100%	$(1,316)
Real Estate Development	3%	450		-0-		(5)
Consolidated Total	100%	$13,406	100%	$3,283	100%	$(1,321)

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2008, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(a) Management’s quarterly report on internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15f under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of March 31, 2008, the Company maintained effective internal control over financial reporting.

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

FLORIDA GAMING CORPORATION
(Registrant)

Date: May 15, 2008	By:	/s/ W. B. Collett
W.B. Collett
Chairman of the Board and Chief
Executive Officer

Date: May 15, 2008	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer