Form 10-Q
period 2008-06-30
FLORIDA GAMING CORP
filed 2008-08-14
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

F O R M 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 2008

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

3,754,194 shares of the issuer's Common Stock were outstanding as of the latest practicable date,   August 14, 2008

FLORIDA GAMING
CORPORATION

INDEX TO FORM 10-Q

PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	3

Statements of Operations (unaudited) for the Three and Six Months ended June 30, 2008 and 2007	5

Statements of Cash Flows (unaudited) for the Six Months ended June 30, 2008 and 2007	6

Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	15

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION	25

SIGNATURES	29

Exhibit 10.12

Certification of CEO (Exhibit 31.1)

Certification of CFO (Exhibit 31.2)

Certification of CEO (Exhibit 32.1)

Certification of CFO (Exhibit 32.2)

PART 1. FINANCIAL INFORMATION

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$1,393,021	$3,423,695
Accounts receivable, net	327,175	355,812
Inventory (Note 2)	54,348	41,846
Total current assets	$1,774,544	$3,821,353

PROPERTY AND EQUIPMENT:
Land	$4,403,594	$4,403,594
Buildings and Improvements	8,819,176	7,171,563
Furniture, fixtures and equipment	1,729,272	1,909,233
	$14,952,042	$13,484,390
Less accumulated depreciation	(3,756,867)	(3,594,364)
	$11,195,175	$9,890,026
REAL ESTATE HELD FOR SALE (net)	297,500	297,500
OTHER ASSETS	718,153	685,959
	$13,985,372	$14,694,838

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$4,679,321	$4,131,150
Short-term borrowing and current portion of long-term debt	7,679,987	6,459,199
Total current liabilities	$12,359,308	$10,590,349

LONG-TERM LIABILITIES
Long-term portion notes payable	439,814	-0-

STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):

Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 28,235 shares issued and outstanding at June 30, 2008 and December 31, 2007	2,823	2,823

Class AA convertible preferred stock, convertible to common stock; $.10 par value, 5,000 shares authorized; 5000 shares issued and outstanding at June 30, 2008 and December 31, 2007	500	500

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at June 30, 2008 and December 31, 2007	5	5

Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 200 Shares issued and outstanding at June 30, 2008 and December 31, 2007	20	20

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at June 30, 2008 and December 31, 2007	200	200

Common stock, $.20 par value, authorized 7,500,000 shares, 3,754,194 issued and outstanding at June 30, 2008 and 3,339,194 issued and outstanding at December 31, 2007	750,839	667,839

Capital in excess of par value	49,438,582	48,553,076
Accumulated deficit	(49,006,719)	(45,119,974)
Total stockholders’ equity	1,186,250	4,104,489
Total liabilities and stockholders’ equity	$13,985,372	$14,694,838

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net of State Taxes	$1,397,249	$1,661,435	$2,784,249	$3,477,653
Inter-Track Commissions	802,727	944,765	1,676,964	2,008,681
	$2,199,976	$2,606,200	$4,461,213	$5,486,334

OTHER REVENUE
Cardroom Income	1,384,981	104,792	1,789,682	210,640
Admissions Income, net of taxes	3,808	6,422	13,044	9,283
Programs, Food, Beverage and Other	345,129	248,079	567,329	542,484
Total Operating Revenue	$3,933,894	$2,965,493	$6,831,268	$6,248,741

EXPENSES
Operating	$4,229,079	$3,018,893	$7,661,528	$6,183,197
General and Administrative	1,098,937	1,707,503	2,167,046	3,297,332
Depreciation and Amortization	84,774	77,840	168,169	157,203
	$5,412,790	$4,804,236	$9,996,743	$9,637,732

NET LOSS FROM OPERATIONS	$(1,478,896)	$(1,838,743)	$(3,165,475)	$(3,388,991)

OTHER INCOME (EXPENSE)
Legislative Initiatives Note	0	0	(833,333)	0
Pari-Mutuel Tax Credits	155,538	207,492	349,281	415,210
Interest Income	4,571	16,742	25,782	38,293
	160,109	224,234	(458,270)	453,503

NET LOSS	$(1,318,787)	$(1,614,509)	$(3,623,745)	$(2,935,488)
Basic Loss per Common Share	$(0.39)	$(0.50)	$(1.09)	$(0.91)
Diluted Loss per Common Share	$(0.39)	$(0.50)	$(1.09)	$(0.91)
Weighted Avg Common Shares Outstanding	3,754,194	3,339,178	3,575,929	3,339,186
Diluted Avg Common Shares Outstanding	3,754,194	3,339,178	3,575,929	3,339,186

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30,	June 30,
	2008	2007
Cash flows from operating activities:
Net Loss	$(3,623,745)	$(2,935,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	168,169	157,203
Compensation Expense for Stock Options Issued	0	1,370,619
Loss on Impairment of Assets	0	5,050
Decrease (Increase) in Inventory	(12,502)	4,166
Decrease in Accounts Receivable	28,637	900,518
Increase in A/P and Accrued Expenses	548,171	472,560
Net cash used in operating activities	(2,891,270)	(25,372)

Investing Activities:
Purchases of Property and Equipment	(1,467,651)	(377,714)
Capitalized Improvement Costs		(5,050)
Increase (Decrease) in Other Assets	(3,105)	4,966
Net proceeds used in investing activities	(1,470,756)	(377,798)

Financing Activities:
Proceeds from Issuance of Preferred Stock	0	4,796,380
Proceeds from Issuance of Common Stock	933,750	0
Proceeds from loan	1,833,333	0
Repayment of Debt	(172,731)	(120,351)
Dividends Paid	(263,000)	(88,000)
Net cash provided by financing activities	2,331,352	4,588,029

INCREASE (DECREASE) IN CASH	(2,030,674)	4,184,859
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,423,695	2,177,910
CASH AND CASH EQUIVALENTS AT JUNE 30, 2008 AND JUNE 30, 2007	$1,393,021	$6,362,769
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$284,101	$262,324
Capitalized Financing Costs	$34,756	0

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce, and Miami, Florida through its Florida Gaming Centers, Inc. subsidiary (Centers). The Company also conducts intertrack wagering (ITW) on jai alai, horse racing and dog racing from its facilities. Poker is played at the Miami and Ft. Pierce Jai-Alai, and dominoes are played at the Miami Jai-Alai. In addition, the Company operates Tara Club Estates, Inc. (“Tara”), a residential real estate development located near Atlanta in Walton County, Georgia. Approximately 45% of the Company's common stock is controlled by the Company's Chairman and CEO either directly or beneficially through his ownership of Freedom Holding, Inc.

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets as follows:

Buildings	39 years
Land and building improvements	15 years
Furniture and equipment	5-7 years
Automobiles	5 years

	June 30,
	2008	2007
Land	$4,403,594	$4,390,487
Buildings and improvements	8,819,176	6,811,178
Equipment furniture and fixtures	1,620,261	1,786,240
Automobiles	85,910	85,910
Construction in progress	23,101	410,188
Less accumulated depreciation	(3,756,867)	(3,439,418)

	$11,195,175	$10,044,585

Depreciation expense totaled $162,502 and $151,536 during the six months ended June 30, 2008 and 2007, respectively.

Long-lived assets: The Company's investment in its residential and commercial property is carried at cost. The Company evaluates the carrying value of its real estate development and other long-lived assets under FAS 67 and FAS 144 annually.

Bad Debt Reserve: The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables. During 2007, as part of the Allowance for Doubtful Accounts, the Company had reserved $98,608 for a receivable from Summer Jai-Alai Partners (SJA) . The Company was in a dispute with SJA and the $98,608 receivable was dismissed during the fourth quarter 2007. Activity in the allowance for the six months ended June 30, 2008, and 2007 was as follows:

	6/30/2008	6/30/2007

Allowance for doubtful accounts
Balances, January 1	$-0-	$135,972
Provision for losses	-0-	-0-
Charges to the allowance	-0-	-0-
Balances, June 30, 2008 and 2007	$-0-	$135,972

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at June 30, 2008.

Other comprehensive income: The Company follows the provisions of Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income . The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income in 2007 and 2008.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. During the six months ended June 30, 2008, the Company's unclaimed winnings (outs) totaled $266,450.

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

The net loss per common share for the quarters ended June 30, 2008 and June 30, 2007 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended June 30, 2008 and June 30, 2007 was 3,754,194 and 3,339,178, respectively.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the quarter ended June 30, 2008 and June 30, 2007 because the effect would be antidilutive.

The net loss per common share for the six months ended June 30, 2008 and June 30, 2007 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the six months ended June 30, 2008 and June 30, 2007 was 3,575,929 and 3,339,186, respectively.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the six months ended June 30, 2008 and June 30, 2007 because the effect would be antidilutive.

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

During the quarter and six months ended June 30, 2008 there was no expense relating to the issuance of the employee and directors options, compared to $354,245 for the quarter ended June 30, 2007 and $708,486 for the six months ended June 30, 2007. On July 3, 2008, the Company canceled the 510,625 options that were issued in July 2006 with an exercise price of $17, in exchange for new options with an exercise price of $12. The Company will record the compensation expense on these options in July, 2008.

The Company accounts for non-employee stock-based compensation in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services . Amounts are based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.      The value assigned to stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18, which require that such costs be measured at the end of each reporting period to account for changes in the fair value of our Common Stock until the options are vested using the Black-Scholes pricing model. Common Stock is valued using the market price of Common Stock on the measurement date as defined in EITF 96-18. In July 2006, the Company issued non employee Freedom Financial Corporation 325,000 options for an exercise price of $17.00, with a fair value of $13.30. The options vested half on December 31, 2006, and the remaining half vested July 1, 2007. The company had no compensation for the Freedom options during the six months ended June 30, 2008, compared to $331,067 during the first quarter 2007, and $662,133 for the six months ended June 30, 2007. On July 3, 2008, the Company canceled the 325,000 non employee options that were issued in July 2006 with an exercise price of $17, in exchange for new options with an exercise price of $12. The Company will record the compensation expense on these options in July, 2008.

On January 21, 2008, the Company granted to Florida Marketing Ventures, LLC, Optionee, an option (the “Option”) under the Company’s Advisors and Consultants Stock Option plan (the “Plan”), to purchase up to 20,000 shares of $.20 par value common stock of the Company at an option price of $30.00 per share. The Option is non-transferable except by operation of law and is exercisable, in whole or in part, from time to time, anytime after the date of the legal approval of slot machines at the Company’s Miami Jai-Alai facility has been obtained and before twelve (12) months following the date of this Agreement. The purchase price for each share subject to the Option is $30.00 (“the Purchase Price”). The Optionee acknowledges and agrees that the obligation of the Company to issue any Shares to the Optionee pursuant to this Agreement is subject to the legal approval of slot machines at the Company’s Miami Jai-Alai facility and subject to terms and conditions of this Agreement, the Plan and all applicable laws, rules and regulations, including, without limitation, all applicable federal and state securities laws. The Optionee acknowledges and agrees that the obligation of the Company to issue any Shares to the Optionee pursuant to this Agreement is subject to the simultaneous payment made by the Optionee to the Company of an amount equal to the required charge to the Company’s capital or expense accounts as computed by the Company’s Certified Public Accountants pursuant to the Black-Scholes Method of calculating the required charge.

During the six months ended June 30, 2008, 415,000 options were exercised by officers and directors at $2.25 per share.

		Weighted- Average
	Shares	Exercise Price
Outstanding, beginning of year	1,558,625	$12.59
Granted	40,000	$21.25
Exercised	(415,000)	$2.25
Forfeited	-0-
Expired	-0-
Outstanding, at June 30, 2008	1,183,625	$16.51
Options and warrants exercisable at June 30, 2008	1,183.625

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

(3) REAL ESTATE HELD FOR SALE

As of June 30, 2008, the Company's subsidiary, Tara Club Estates, Inc. held six (6) residential lots at its residential real estate development (“Tara”), which was situated in Loganville, Walton County, Georgia with an aggregate carrying value of $297,500. The Company carries a valuation reserve on one lot in the amount of $5,069. The Company has completed its development activities at Tara. Accordingly, any future costs incurred related to these properties will be expensed.

Valuation Reserve Analysis

	06/30/2008	6/30/2007
Balance at the beginning of the year	$5,069	$5,069
Provision charged to operations
Charge offs to the reserve
Ending Balance	$5,069	$5,069

The Company had no real estate sales during the three or six months ended June 30, 2008 and June 30, 2007.

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

In connection with the Isle Loan, the Company and its subsidiary, Centers, and Isle also entered into a letter agreement dated October 29, 2004 (the "Letter"). Pursuant to the Letter, Florida Gaming and Centers agreed that during the period beginning October 29, 2004 and ending on the date (the "Final Approval Date") which is the earlier of (i) the date that is six months after the date on which approval by local referendum allowing for the operation of slot machines at the Miami Jai Alai (the "Miami Jai Alai Business") is adopted by the State of Florida and approved by a local referendum in Dade County, FL (ii) December 31, 2008, Florida Gaming and Centers will not solicit, initiate, or engage in any discussions or negotiations with any third party relating to any possible agreement or other arrangement involving the acquisition of all or substantially all of the Miami Jai Alai Business from Centers or any other transaction (a "Prohibited Transaction") that would  otherwise materially interfere with or impair or delay the Transaction (as hereinafter defined). The Letter further provides that beginning on October 29,2004 and ending on the date that is six months after the Final Approval Date, but in no event later than December 31, 2008, Florida Gaming, Centers, and Isle will use their commercially reasonable best efforts to negotiate in good faith a definitive agreement providing for the purchase by Isle of the Miami Jai Alai Business (the "Transaction"). equal to the greater of: (i) the difference between (a) six times the projected first year EBITDA of the Miami Jai Alai Business and (b) the projected cost to Isle of the development, construction, equipping and opening of the slot machine facility proposed by Isle at the location of the Miami Jai Alai Business; or (ii) $100 million. The Letter further provides that if the projected net revenue is less than 55%, the parties may further negotiate the purchase price with appropriate adjustments for such lesser net revenue. The Letter’s Final Approval Date was triggered on January 29, 2008 when legislation allowing for the operation of slot machines was approved in Dade County, Florida, the county in which the Miami Jai-Alai business is located. The "exclusivity period" under the Letter of Agreement ("Agreement") dated October 29, 2004, between Isle of Capri Casinos, Inc. ("Isle") and Florida Gaming regarding the Company’s Miami Jai-Alai facility expired on July 29, 2008. Pursuant to the terms of the Agreement, Isle had the exclusive right to negotiate for the purchase of the Miami Jai-Alai facility until the end of the exclusivity period. Florida Gaming is now exploring other options concerning a potential sale of the Company, or the operation of up to 2,000 Class III slot machines at the facility as currently authorized under Florida law.

Registration Rights: The Company has committed upon certain terms and conditions, to use its best efforts to register for resale, certain shares held by other parties, allowing those shares to be publicly traded. The Company intends to use reasonable efforts to comply with these commitments.

Leases: The Company rents totalizator equipment (Autotote) at each fronton under leases which expire October 31, 2008. The totalizator leases require a minimum annual rental at the Miami and Ft. Pierce locations. Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance, under a contract which expires 2008. The aggregate totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2007 and 2006 was approximately $387,000 and $372,000, respectively. The remaining minimum lease commitments under all operating leases at June 30, 2008 total $351,000 per year ($226,200 at Miami, and $124,800 at Ft. Pierce) and expire in October, 2008. The Company also leases certain parking facilities adjacent to Miami Fronton. The 2008 renewal requires annual payments of $130,000 per year, compared to $126,000 annual payment in 2007.

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

The Company also took the position in the dispute with its partners that effective October 31, 2004 the Partnership terminated and subsequent to December 31, 2004 the Company has operated the Summer Jai-Alai Operations for its own benefit as a division of the Company. In this connection the Company assumed certain operating payables and receivables of the Partnership which resulted in the Company carrying a receivable from the Partnership of $255,509 at December 31, 2006. During 2007 a settlement was reached between the Company and its partners. The Company forgave its $255,509 receivable from the Partnership and its $98,608 receivable from its partners. The settlement provides the Partnership will continue as a going concern with the Company a 21% owner, West Flagler Associates LTD a 52% owner, and BKCLP 2 LTD a 27% owner. The Partnership owns the Permit and under a Permit Use Agreement (the “PUA”) between the Company and the Partnership, the Company has the exclusive right to conduct gaming operations under the Permit. The Company derives all revenue, and is responsible for all expenses, from such gaming operations. In addition, the Company must assure that the holder of the Permit remains authorized to conduct all activities that Florida law authorizes under the Permit, based on the law in effect at any particular time. The Company may terminate the PUA if the requirement to keep it valid imposes a material burden on the Company. West Flagler and BKCLP may terminate the PUA if they jointly elect to do so. If the PUA is terminated (and, thus the Permit’s use reverts to the Partnership) the Partnership does not have the right to conduct activities at the Company’s fronton. The Company, West Flagler and BKCLP entered into an Amended and Restated Partnership Agreement for the Summer Jai Alai Partnership and except for the following put/call rights, all actions of the Partnership require unanimous approval of the three Partners. The Partnership contains mandatory put/call rights which take effect if (1) the PUA is terminated by the Company, (2) the PUA is terminated by West Flagler and BKCLP, or (3) any two partners deliver to the third partner a notice of election to trigger the put/call. Under the put/call rights, the party(ies) triggering the put/call must offer to sell to the other partner(s) its interest at a stated price. The other partners may either buy the interest at that price, or sell their interests to the triggering partner at that price. Each partner must give the other partners 45 days advance notice of a “Change of Control” - which is a change of ownership of more that 40% of the partner’s equity and, in the case of the Company, a sale by its Chairman and his affiliates of more than 50% of their stock in the Company.

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

The Agreements associated with the purchase of WJA have expired and the Notes have been paid in full.

(8) RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.

(9) RELATED PARTY TRANSACTIONS

Management fees. In lieu of salaries for the Chairman/CEO, the Company pays management fees to Freedom of $780,000 per year. On February 29, 2008, the Board of Directors increased the Chairman/CEO monthly management fee from $60,000 to $65,000 per month, the increase was effective April 1, 2008.

CIB Bank/Freedom Note
On October 31, 2005 Freedom Financial purchased from the First Bank (formerly CIB) the Company loan for $2,400,000.  As part of this purchase, First Bank assigned the Company’s note as well as the mortgages, rents, and receivables securing the note to Freedom.  First Bank retained the right to a deferred fee of up to $250,000 and First Bank and Citrus Bank retained the right to exercise certain stock warrants to purchase common stock of the Company. The exercise of the warrants eliminated the payment of the deferred fee.   At the same date, Florida Gaming renegotiated the terms of this note with Freedom. Under the new terms, the note has a fixed interest rate of 8.0% per annum and is secured by various mortgages, rents, and receivables.  As of June 30, 2008, the Company owes $1,360,761 on the note. The note matures on October 31, 2008.  The Company issued 20,000 stock warrants to Freedom Financial and 40,000 stock warrants to two financiers who helped to facilitate this loan.  The warrants were valued at $3.52 per share for a total value of $210,582 and were recorded as a capitalized financing cost. Such cost is being amortized over the life of this loan.

The First Bank debt was personally guaranteed by the Company’s Chairman. In that connection the Company agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the First Bank loan on each anniversary date of the loan. The Company has also agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the Freedom debt. Guarantee payments for the Freedom Note totaling $65,322 were paid through December 31, 2007, pursuant to this agreement. At June 30, 2008, the Company had accrued $13,757 in guarantee payments.

In July 2006, the Company issued non employee Freedom Financial Corporation 325,000 options for an exercise price of $17.00, with a fair value of $13.30. The options vested half on December 31, 2006, and the remaining half vested July 1, 2007. In accordance with EITF 96-18 the Company recorded no compensation expense for the six months ended June 20, 2008 compared to $662,133 for the six months ended June 30, 2007 on the options issued to Freedom Financial Corporation. On July 3, 2008, the Company canceled these options and reissued a new option with an exercise price of $12.00. The Company will record option expense for these options in July.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions. When the Company makes forward-looking statements, it is basing them on management’s beliefs and assumptions, using information currently available. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to the following:

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

If one or more of these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated. Any forward-looking statements in this Form 10-Q or the documents incorporated herein by reference reflect management’s current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the Company’s operations, results of operations, growth strategy and liquidity. The factors specifically consider the factors identified in the Company’s Form 10-KSB including under the caption “Risk Factors” should be considered.

References to “we”, “us”, “our”, “the registrant”, “Florida Gaming ” and “the Company” in this quarterly report on Form 10Q shall mean or refer to Florida Gaming Corporation, unless the context in which those words are used would indicate a different meaning.

Florida Gaming Corporation (the "Company") currently owns and operates two jai-alai and inter-track pari-mutuel wagering facilities (each, a "Fronton," and collectively, the "Frontons") located in Miami and Central Coastal Florida (“Ft. Pierce”). The Company's business consists primarily of its operations at the Frontons, which include, among other things, live jai-alai games, poker, dominoes, inter-track pari-mutuel wagering ("ITW") on jai-alai, thoroughbred racing, harness racing, and dog racing, and the sale of food and alcoholic beverages. Poker is played at the Miami Jai-Alai and Ft. Pierce Jai-Alai, and dominoes are played at the Miami Jai-Alai Card Room. On April 28, 2008 the Company opened the Ft. Pierce card room. The Company also owns a third gaming permit which was previously operated by the Company at the Tampa Jai-Alai Fronton in Hillsborough County (Tampa) Florida.

The term "pari-mutuel wagering," which refers to the betting by members of the public against each other, as used in this report includes wagering on both live Jai-Alai performances and ITW.

The Company's Ft. Pierce location provides audio, video and Inter-Track Wagering (“ITW”) on live inter-track and interstate telecasting of horse racing, dog racing and jai-alai from the State of Florida as well as the rest of the country. The Miami location receives limited ITW telecasts, but telecasts its jai-alai performances via satellite to approximately sixty-two (62) other gaming facilities in Florida, Connecticut, Rhode Island, and to approximately 25 locations in Mexico, Central America, and Austria. ITW provides about 50% of the Company's revenue as well as providing additional entertainment for customers. Miami operates a card room which includes domino tables. The Ft. Pierce card room does not operate domino tables.

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

On June 5, 2007, the St. Lucie county commissioners voted that Ft. Pierce Jai-Alai be allowed to operate a card room. The Company converted approximately 12,000 square feet for the card room which will host poker games and tournaments with the maximum bet of $5.00, and no pot limit. Ft. Pierce Jai-alai management believes that the card room will be an alternative to local patrons who are currently traveling about fifty (50) miles to Palm Beach and Brevard Counties in order to play poker. After extensive remodeling of approximately $1.6 million the card room opened on April 28, 2008.

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

On January 29, 2008, residents of Miami-Dade County passed a referendum that will allow Miami Jai-Alai and two other pari-mutuel facilities in Dade County to install up to 2,000 slot machines. The Company will compete with three established racinos in adjoining Broward County north of Miami-Dade County, plus competition from Native American casinos. The tax rate on the slots is 50% of slot gross income. The 50% high tax rate makes it difficult to compete with the Native American Casinos who pay no taxes.

On June 26, 2008, the Company entered into a Promissory Note for $1,000,000 with interest rate equal to prime plus three points. The entire unpaid principal balance of this Note, together with accrued interest, shall be due and payable on or before September 30, 2008. The Company issued 20,000 warrants at $12.50 per share to help facilitate this loan. The warrants were valued at $3.34 per share for a total capitalized financing cost of $34,756.

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

The Company presents accounts receivable, net of allowances for doubtful accounts, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an assessment of the overall economic conditions as well as the aging of the accounts receivable. In the event that the receivables become uncollectible after exhausting all available means of collection, the company will be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The effect of this entry would be a charge to income, thereby reducing its net profit. Although the company considers the likelihood of this occurrence to be remote, based on past history and the current status of its accounts, there is a possibility of this occurrence.

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. The Company had -0- for Allowance for doubtful accounts for the quarter and six months ended June 30, 2008 compared to $135,972 for the same period in 2007. The Company carried $98,608 as a receivable from its’ Summer Jai-Alai partners for the quarter and six months ended June 30, 2007. The Summer Jai-Alai receivable was dismissed when a lawsuit was settled in the fourth quarter 2007. The allowance for doubtful account is as follows:

	6/30/2008	6/30/2007
Allowance for doubtful accounts
Balances, January 1	$-0-	$135,972
Provision for losses	-0-	-0-
Charges to the allowance	-0-	-0-
Balances, June 30, 2008 and 2007	$-0-	$135,972

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

In accordance with SFAS No. 144, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated by using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annually and has found this to be very effective. There have been no provision for losses for the six months ending June 30, 2008 and 2007.

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

Card Room & Dominoes Development

A new Florida pari-mutuel statute was enacted July 1, 2007 allowing card rooms at licensed pari-mutuel facilities to add the game of dominoes, increase the maximum wager on poker, and permit year round operation of card rooms. Card rooms are regulated by the Florida Division of Pari-Mutuel Wagering (“DPMW”). Permitted games are limited to non-banked poker games and dominoes. On June 5, 2007, the St. Lucie County commission approved a card room at the Company’s Ft. Pierce Jai-Alai facility. The Ft. Pierce card room opened April 28, 2008 and the new rules also apply to the Ft. Pierce facility.

There have been some positive changes in the new legislation:

1.	Card rooms may operate on any day for a cumulative amount of 12 hours;
2.	“Authorized games” means a game or series of games of poker or dominoes;
3.	“Tournament” means a series of games that have more than one betting round involving one or more tables and where the winners or others receive a prize or cash award;
4.	Card room operators may award giveaways, jackpots, and prizes to a player who holds certain combinations of cards specified by the card room operator;
5.	Card rooms maximum bet may not exceed $5 in value. There may not be more than three raises in any round of betting;
6.	Card rooms may conduct games of Texas Hold'ems with a betting limit if the required player buy-in is not more than $100.

Florida state taxes are 10% of revenue and 4% of the revenues are paid to the jai-alai players. The Company is encouraged with the recent changes to the card room rules and the addition of dominoes and believes these changes should improve the overall profitability of the card room operations.

RESULTS OF OPERATIONS — SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2007

During the quarters ended June 30, 2008, and June 30, 2007, the Company's operations reflects three months' operation of live Jai-Alai performances at Miami. During 2008, Ft. Pierce conducted live jai-alai from April 4th, 2008 through May 31, 2008, compared to conducting live jai-alai from January 5, 2007, through February 28, 2007 during the 2007 season. Ft. Pierce conducted a full schedule of Inter-Track Wagering (“ITW”) for the quarters ending June 30, 2008 and June 30, 2007. Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria. The Miami location offer dominoes and poker in its card room. Ft. Pierce opened its card room on April 28, 2008, and does not offer dominoes.

Handle Analysis for the Quarter Ended June 30, 2008 compared to the Quarter ended June 30, 2007
Total handle (amount of money wagered) for the three months ended June 30, 2008 was $18,763,253 of which $8,856,908 was from live jai-alai wagering and $9,906,345 was from inter-track wagering. This compared to the total handle (amount of money wagered) for the three months ended June 30, 2007 was $22,669,190 of which $10,651,642 was from live jai-alai wagering and $12,017,548 was from inter-track wagering. The $3,906,207 decrease is due to a decrease of $1,794,734 of live jai-alai and a decrease of $2,111,473 in ITW. A reduction in the number of live performances at Miami and the live operation of Ft. Pierce during a less favorable time of year when compared to 2007, adversely impacted live handle. Also ITW operation was negatively impacted due to an action taken by horse breeders against Calder that effected what simulcast signals could pass through to Ft. Pierce an Miami. This was in addition to increased competition with the market as well as a downturn in the overall economy.

TotalPari-Mutuel Revenues for the Quarter ended June 30, 2008 compared to Quarter ended June 30, 2007
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended June 30, 2008 were $2,199,976 compared to pari-mutuel revenues of $2,606,200 the same period in 2007. Revenues for the quarter ended June 30, 2008 ($2,199,976) consisted of $1,397,249 from live Jai-Alai wagering and $802,727 from Inter-Track Wagering. Revenues for the quarter ended June 30, 2007 ($2,606,200) consisted of $1,661,435 from live Jai-Alai wagering and $944,765 from Inter-Track Wagering. Revenues.

Card Room Revenue for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007
Card room Revenue for the three months ended June 30, 2008 was $1,384,981 compared to $104,792 for the three months ended June 30, 2007 a $1,280,189 increase. Card room operating expenses totaled $677,525 for the quarter ending June 30, 2008, compared to $80,502 or the quarter ending June 30, 2007. Ft. Pierce opened its card room on April 28, 2008. Ft. Pierce had card room revenue of $942,827 with direct operating expense of $482,110.

Admissions for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007
Admissions income, net of state taxes, for the quarter ended June 30, 2008 was $3,808 compared to $6,422 for the same period in 2007. Ft. Pierce does not charge admission at their facility.

Food, beverage and other income for the quarter ended June 30, 2008 and June 30, 2007
Food, beverage and other income for the quarter ended June 30, 2008 and June 30, 2007 were $345,129 and $248,079, respectively.
The increase of $97,050 is primarily due to the concession and bar revenues being higher. The concession stand revenue was $54,622 higher and the bar revenue was $31,993 higher mainly due to the increased activity at the Ft. Pierce card room.

Real Estate Revenue for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007
There were no real estate sales for the quarters ended June 30, 2008 and June 30, 2007.

Total Operating Revenues for the Quarter ended June 30, 2008 compared to June 30, 2007
Total Operating Revenues for the quarter ended June 30, 2007 were $3,933,894 compared to $2,965,493 for the same period in 2007, an increase of $968,401. The largest increase in revenue was due to the Ft. Pierce card room. Ft. Pierce opened its card room on April 28, 2008.

Operating Expenses for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007
The Company's operating expenses for the three months ended June 30, 2008 were $4,229,079 compared to $3,018,893 for the same period in 2007. The opening of the Ft. Pierce card room had an impact in many areas of operating expenses. Ft. Pierce hired approximately 145 new employees for the card room. The components of the Company’s operating expenses and their comparison to the second quarter last year are as follow: Player costs, salaries, benefits, and support staff, represent a significant portion operational expenses. Player costs for the quarter ending June 30, 2008 and June 30, 2007, were $942,336 and $844,101 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $303,400 for the quarter ended June 30, 2008, compared to $270,933 for quarter ended June 30, 2007. The components of the 2008 wagering equipment and expenses were $82,497 in ITW tote, interface, and telephone charges; $60,948 in totalizator equipment rental; $52,000 in satellite charges and $107,954 in camera/television rental. The components of the 2007 wagering equipment and expenses were $82,260 in ITW tote, interface, and telephone charges; $59,776 in totalizator equipment rental; $58,000 in satellite charges and $70,897 in camera/television rental. The major increase in the rentals of the totes and cameras was the TV Cameras rental. The increase of $37,056 was due to the addition of surveillance cameras in the new card room at Ft. Pierce. Utilities expense totaled $171,024 and $146,209 respectively, for the quarter ended June 30, 2008 and June 30, 2007. Program costs totaling $50,093 and $45,025, respectively, are also included in the total operating expenses for the three month period ended June 30, 2008 and June 30, 2007. Operating expenses (including payroll costs) for the cardroom, bar, souvenir, parking, and concessions costs were $980,730 and $291,070 for the quarter ended June 30, 2008 and June 30, 2007, respectively. Due to the opening of the Ft. Pierce card room there was a significant increase in payroll. Operating payrolls for mutuels, maintenance, admissions, office, security and contract labor costs totaled $770,609 and $662,237 for the quarter ended June 30, 2008 and June 30, 2007. Of the $770,609, $241,477 was mutuels payroll, $189,272 was maintenance payroll, $17,570 was admissions payroll, $47,167 was office payroll, and $275,125 was security payroll. Security payroll increased $63,521 for the quarter, and maintenance payroll increased $41,338 for the quarter. When the Ft. Pierce card room opened it required more maintenance and security personnel. Maintenance and cleaning expenses for the quarter ended June 30, 2008, totaled $103,853 compared to $82,548 for the same period in 2007. Advertising expense for the quarter ended June 30, 2007, totaled $65,835 compared to $41,688 for the quarter ended June 30, 2007, a $24,147 increase. The Company had additional advertising expense associated with the new card room.

General And Administrative Expenses for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007
The Company's general and administrative expenses for the quarter ended June 30, 2008 and June 30, 2007, were $1,098,937 and $1,707,503, respectively, a $608,566 decrease. One of the most significant reasons for the $608,566 decrease is there was no stock option expense during the three month period ended June 30, 2008 compared to $685,311 for the same period in 2007. The Company issued stock options in July 2006 which vested 50% on December 31, 2006, and 50% on July 1, 2007. The fair value of options was determined using the Black- Scholes method of calculation. Significant categories of the Company’s general and administrative expenses for the second quarter of 2008 compared to the second quarter of 2007 are as follows: Executive salaries and director fees for the quarter ended June 30, 2008 were $148,150 compared to $145,900 for the quarter ended June 30, 2007 (see consulting fees). Professional fees remained relatively the same with a slight decrease from $166,608 for the second quarter 2007, to $160,109 for the second quarter ended June 30, 2008. Consulting fees were $195,000 for the quarters ended June 30, 2008 compared to $170,000 for the same period in 2007. Consulting fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO. Effective February 29, 2008, the Board of Directors authorized a $5,000 per month increase in salary to the Chairman/CEO, effective April 1, 2008. Travel and entertainment expense increased from $83,309 for the second quarter of 2007, to $92,604 for the second quarter of 2008. The increase in travel expenses is related to the construction of the Ft. Pierce card room. Interest expense totaled $144,550 for the second quarter of 2008, compared to $130,824 for the same period in 2007.

Handle Analysis for the Six Months Ended June 30, 2008 compared to the Six Months ended June 30, 2007
Total handle (amount of money wagered) for the six months ended June 30, 2008 was $38,192,356 of which $17,786,727 was from live jai-alai wagering and $20,405,629 was from inter-track wagering. Total handle (amount of money wagered) for the six months ended June 30, 2007 was $46,614,444 of which $22,046,746 was from live jai-alai wagering and $24,567,698 was from inter-track wagering. Of the total handle, live handle decreased $4,260,019 from the six months ended June 30, 2007 to the six months ended June 30, 2008. Inter-track wagering decreased from $24,567,698 for the six months ended June 30, 2007 to $20,405,629 for the six months ended June 30, 2008, a $4,162,089 decrease. A reduction in the number of live performances at Miami and the live operation of Ft. Pierce during a less favorable time of year when compared to 2007, adversely impacted live handle. Also ITW operation was negatively impacted due to an action taken by horse breeders against Calder that effected what simulcast signals could pass through to Ft. Pierce an Miami. This was in addition to increased competition with the market as well as a downturn in the overall economy.

Total Pari-Mutuel Revenues for the Six Months ended June 30, 2008 compared to the Six months ended June 30, 2007
Pari-mutuel revenues (net of state pari-mutuel taxes) for the six months ended June 30, 2008 were $4,461,213 compared to $5,486,334 for the same period in 2007. Revenues ($4,461,213) for the six months ended June 30, 2008 consisted of $2,784,249 from live Jai-Alai wagering and $1,676,964 from Inter-Track Wagering. Revenues ($5,486,334) for the six months ended June 30, 2007 consisted of $3,477,653 from live Jai-Alai wagering and $2,008,681.

Card Room Revenue for the six months ended June 30, 2008 compared to the six months ended June 30, 2007
Card room Revenue for the six months ended June 30, 2008 was $1,789,682 compared to $210,640 for the six months ended June 30, 2007 a 750% increase. The Card Room Revenue increased significantly due to the opening of the Ft. Pierce card room on April 28, 2008. Card Room operating costs totaled $889,898 for the period ending June 30, 2008, compared to $157,780 for the same period in 2007.

Admissions for the six months ended June 30, 2008 compared to the six months ended June 30, 2007
Admissions income, net of state taxes, for the six months ended June 30, 2008 was $13,044 compared to $9,283 for the six months ended June 30, 2007. Ft. Pierce does not charge admission.

Food, beverage and other income for the six months ended June 30, 2008 and June 30, 2007
Food, beverage and other income for the six months ended June 30, 2008 and June 30, 2007 were $567,329 and $542,484 respectively. The opening of the card room at Ft. Pierce on April 28, 2008, which resulted in an increase in bar and concession revenues.

Real Estate Revenue for the six months ended June 30, 2008 compared to six months ended June 30, 2007
There were no Real Estate sales for the six months ended June 30, 2008 and June 30, 2007.

Total Operating Revenues for the six months ended June 30, 2008 compared to six months ended June 30, 2007
Total Operating Revenues for the six months ended June 30, 2008 was $6,831,261 compared to $6,248,748 for the same period in 2007, an increase of $582,527. The Company saw an increase in card room, admissions and other revenue due to the opening of the Ft. Pierce card room. Pari-Mutuel Revenue decreased $1,025,121 for the six months ended June 30, 2008. ITW decreased $331,717 and live Jai-Alai decreased $693,404.

Operating Expenses for the six months ended June 30, 2008 compared to the six months ended June 30, 2007
The Company's operating expenses for the six months ended June 30, 2008 were $7,661,528 compared to $6,183,197 for the same period in 2007, and increase of $1,478,331. The increase can be attributed to the Ft. Pierce card room that opened on April 28, 2008. The Company hired approximately 145 new employees. The components of the Company’s operating expenses and their comparison to the six months ended June 30, 2008 are as follow: Player costs, salaries, benefits, and support staff, represent a significant portion operational expenses. Player costs for the six months ending June 30, 2008 and June 30, 2007, were $1,739,807 and $1,778,151 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $577,482 for the six months ended June 30, 2008, compared to $552,018 for quarter ended June 30, 2007. The components of the 2008 wagering equipment and expenses were $166,533 in ITW tote, interface, and telephone charges; $122,094 in totalizator equipment rental; $104,500 in satellite charges and $184,356 in camera/television rental. This compares to the 2007 wagering equipment and expenses of $164,919 in ITW tote, interface, and telephone charges; $119,690 in totalizator equipment rental; $116,000 in satellite charges and $151,408 in camera/television rental. Utilities expense totaled $310,488 and $275,650 respectively, for the six months ended June 30, 2008 and June 30, 2007. Program costs totaling $93,594 and $94,818, respectively, are also included in the total operating expenses for the six months ended June 30, 2008 and June 30, 2007. Operating expenses (including payroll costs) for the cardroom, bar, souvenir, parking and concessions costs were $1,413,499 and $593,104 for the six months ended June 30, 2008 and June 30, 2007, respectively, a $820,395 increase. The largest increase was the card room costs, which increased from $157,780 for the six months ended June 30, 2007 compared to $889,898 for the six months ended June 30, 2008. Operating payrolls for admissions, mutuels, office, maintenance and security and contract labor costs totaled $1,454,899 and $1,326,720 for the six month periods ended June 30, 2008 and June 30, 2007, respectively. Of the $1,454,899, $468,546 was mutuels payroll, $352,957 was maintenance payroll, $34,102 was admissions payroll, $90,121 was office payroll, and $509,174 was security payroll. The Company had an increase in security and maintenance payroll due to the opening of the Ft. Pierce card room. Maintenance expense for the six months ended June 30, 2008, totaled $182,322 compared to $165,327 for the same period in 2007. Advertising expense for the six months ended June 30, 2008, totaled $97,287 compared to $105,372 for the six months ended June 30, 2007.

General And Administrative Expenses for the six months ended June 30, 2008 compared to the six months ended June 30, 2007
The Company's general and administrative expenses for the six months ended June 30, 2008 and June 30, 2007, were $2,167,046 and $3,297,332 respectively, a $1,130,286 decrease. A large portion of the decrease can be attributed to the Company’s stock option expense of $1,370,619 during the six months ended June 30, 2007, compared to no expense in 2008. The Company issued stock options in July 2006 which vested 50% on December 31, 2006, and 50% on July 1, 2007. The fair value of options was determined using the Black- Scholes method of calculation. Significant categories of the Company’s general and administrative expenses for the six months of 2008 compared to the six months of 2007 are as follows: Executive salaries and director fees for the six months ended June 30, 2008 were $296,300 compared to $287,300 for the six months ended June 30, 2007 (see consulting fees). Professional fees increased from $240,247 for the six months 2007 to $294,881 for the six months ended June 30, 2008. Consulting fees were $320,000 for the six months ended June 30, 2007 compared to $375,000 for the same period in 2008. Consulting fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO. The increase was due to an increase in salary of $10,000 per month on May 1, 2007, and on February 29, 2008, the Board of Directors authorized a $5,000 per month increase in salary to the Chairman/CEO effective April 1, 2008. Travel and entertainment expense increased from $167,959 for the six months of 2007, to $190,341 for the six months of 2008. The increase in travel expenses is related to the construction of the Ft. Pierce Card Room. Interest expense was $284,101 for the six months of 2008, compared to $262,324 for the same period in 2007.

Real Estate Cost of Sales
The Company had no real estate cost of sales during the quarters ended or six months ended June 30, 2008 and June 30, 2007.

Other Income
The Company had other income of $160,109 for the quarter ended June 30, 2008, compared to $224,234 for the quarter ended June 30, 2007. Other income for the quarter ended June 30, 2008, consisted of $155,538 in pari-mutuel tax credits, and interest income of $4,571, compared to $207,492 in pari-mutuel tax credits and $16,742 in interest income for the same period in 2007.

The Company had other expense of $458,270 for the six months ended June 30, 2008, compared to other income of $453,303 for the six months ended June 30, 2007. Other expense for the six months ended June 30, 2008, consisted of a $833,333 Legislative Initiative Note that was triggered on January 29, 2008 by the state authorizing slot machines at the Miami Jai-Alai facility, $349,281 in pari-mutuel tax credits, and $25,782 in interest income.  Other income for the six months ended June 30, 2007 was $453,503 and consisted of $415,210 in pari-mutuel tax credits, and interest income of $38,293.

Tax Loss Carryforwards
At December 31, 2007, the Company had tax net operating loss (NOL) carryforwards of approximately $16,217,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2022.

Summary of Operations
The Company had net loss of $1,318,787 or ($.39) per common share for the three months ended June 30, 2008, compared to net loss of $1,614,509 or ($.50) per common share for the quarter ended June 30, 2007. The Company had net loss of $3,623,745 or ($1.09) per common share for the six months ended June 30, 2008, compared to net loss of $2,935,488 or ($.91) per common share for the six months ended June 30, 2008. The Company had a significant increase in operating revenue and operating expenses due to the Ft. Pierce card room that opened on April 28, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at June 30, 2008 was $1,393,021. At June 30, 2008, the Company had negative working capital of $10,584,764, this is a decrease in working capital of approximately $3,815,768 from December 31, 2007. The negative working capital can be attributed to the $5,000,000 Isle of Capri note becoming due on December 31, 2008, the $1,360,761 Freedom note that is due on October 31, 2008, and the $1,000,000 Stuckert Note that is due September 30, 2008. The Company had construction costs of approx $1.6 million on the Ft. Pierce card room that opened on April 28, 2008.

During the six months ended June 30, 2008, net cash used in Company's operating activities was $2,891,270 compared to net cash used in operating activities of $25,372 during the six months ended June 30, 2007. The Company had no stock compensation expense during the six months ended June 30, 2008, compared to $1,370,619 during the same period in 2007. The Company had issued stock options in 2006, of which half vested in December, 2006, and the other half vested on July 1, 2007. The Company had a slight decrease in accounts receivable of $28,637 during the six months ended June 30, 2008 compared to a decrease of $900,518 for the same period in 2007. During the six months ended June 30, 2007, an insurance receivable of $991,944 was received. The Company's continuing operating expenses consist principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations.

During the six months ended June 30, 2008, cash used in investing activities was $1,470,756 compared to cash used in investing activities was $377,798 for the six months ended June 30, 2008. The Company’s Ft. Pierce Jai-Alai received approval to operate a card room on June 5, 2007. The Company has performed extensive remodeling at the Ft. Pierce facility and had capital outlays relating to the remodeling for the card room of approximately $1.6 million.

During the three months ended June 30, 2008, cash provided by financing activities was $2,331,362 compared to $4,588,029 cash provided by financing during the six months ended June 30, 2008. During the six months ended June 30, 2008, the Company received $933,750 in cash from 415,000 stock options that were exercised at $2.25 per share and there were no options exercised during 2007. The Company also recorded a $833,333 contingent note payable related to the slot machine campaign at its Miami facility in January, 2008. In November 2004, voters in Florida approved an amendment to the Constitution of the State of Florida to allow Broward and Dade Counties in Florida the local option to hold elections to approve certain types of casino gaming at pari-mutuel betting facilities within each county. In March 2005, local option elections were held in Broward and Dade Counties. The Company’s Miami fronton is in Dade County. The local referendum passed in Broward County and failed in Dade County in 2005. On January 31, 2005 the Company agreed to pay Dade County for certain “infrastructure improvements” required by the County in connection with the referendum. The arrangement required the Company to make an initial payment of $500,000 to Dade County in January 2005. A second payment of $833,333 was made on behalf of the Company by two other pari-mutuel facilities in Dade County. In consideration for this payment, the Company issued a note payable to these parties. The Company’s obligation to repay the $833,333 note was contingent on the passage of the gaming question. In January, 2008, the voters in Dade County voted to approve certain types of casino gaming at pari-mutual betting facilities. Accordingly, the Company recorded the resulting $833,333 liability concurrently with a charge to expense. The Note is payable over three years, with an interest rate of prime plus 4%. On June 26, 2008 the Company borrowed $1,000,000 from Mr. James Stuckert (“Stuckert”) in exchange for its Promissory Note, with an interest rate of prime plus three percent. The entire unpaid principal balance of this Note, together with accrued interest, is due and payable on or before September 30, 2008. As an additional inducement to Payee to provide to make the loan, the Company issued 20,000 common stock warrants at a price of $12.50 per share. The warrants had a fair value of $3.34 per share and a total value of $34,756. Such cost was capitalized as part of financing. The Company paid $263,000 in dividends during the six months ended June 30, 2008 compared to $88,000 for the six months ended June 30, 2007. There was additional increase in dividends due to the Preferred AA Stock issued in June 2007, which resulted in an additional $175,000 being paid in dividends for the six months ended June 30, 2008.

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

As of June 30, 2008, the Company has three large notes which are due on or before December 31, 2008. As of June 30, 2008, the Company owed Freedom Financial Corporation (“Freedom”) $1,360,761 secured by a first mortgage on both the Miami and Ft. Pierce facilities. The mortgage to Freedom is due in full on October 31, 2008. The Company also owes Isle of Capri Casinos, Inc. a secured note in the amount of $5,000,000 which is due in full on December 31, 2008. The Company entered into a new short-term promissory note for $1,000,000 on June 26, 2008 with Mr. James Stuckert which is due in full on September 30, 2008. The Company plans to secure the funds necessary to pay these amounts as they become due by refinancing these amounts through a first mortgage on the jai-alai facilities. There is no assurance that the Company will be successful in these efforts.

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

During the six months ended June 30, 2008, Centers’ gaming operations comprised 100% of the Company’s revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

June 30, 2008

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	98%	$13,604	100%	$2,897	100%	$(3,613)
Real Estate Development	2%	347		-0-		(11)
Consolidated Total	100%	$13,951	100%	$2,897	100%	$(3,624)

June 30, 2007

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	97%	$16,719	100%	$3,283	100%	$(2,924)
Real Estate Development	3%	446		-0-		(11)
Consolidated Total	100%	$17,165	100%	$3,283	100%	$(2,935)

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2008, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of June 30, 2008, the Company maintained effective internal control over financial reporting.

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

Affiliated

The Company is a Plaintiff in the United States District Court Southern District of Florida, Case No. 07-20897-CIV-UNGARO against Affiliated FM Insurance Company (“Affiliated”). The Company brought this action to compel appraisal of losses incurred when hurricane Wilma damaged its facilities on October 24, 2005. Affiliated issued an insurance policy to the Company, with a term from December 1, 2004 until December 1, 2005. Affiliated argues that the Company has failed to fulfill its obligations under the policy by refusing to submit certain persons to examinations under oath and by failing to turn over documents, in particular the contract with Professional Construction Analysts (PCA) , and documents related to PCA’s licensing status in Florida. The Defendant filed a motion to dismiss the Company’s claims on June 1, 2007, and requested a summary judgment with respect to post-loss obligations under the policy. On August 2, 2007, the Court denied Defendants Motion for Summary Judgment. The Company and Affiliated have agreed on a party to serve as umpire in the dispute. On August 31, 2007 the parties stipulated “to have the Appraisal Umpire issue an Itemized Appraisal Award per the policy’s terms.” The Appraisal Umpire entertained both oral and written evidence concerning the losses and issued an award based on that evidence. The award amount is being contested by Affiliated and the Company makes no representation regarding the eventual outcome of the suit or any amount which the Company may receive as a result.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

 Registrant filed a current report on Form 8-K dated June 26, 2008 reporting the transaction with Mr. James Stuckert.

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

10.12	Registrant’s Promissory Note, dated June 26, 2008, between Mr. James W. Stuckert and Florida Gaming Corporation is attached hereto.

14.0	Registrant’s Code of Ethics adopted by the Board of Directors on May 16, 2003, filed as Exhibit 14 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 14.0

21.0	List of Registrant’s Subsidiaries as of December 31, 2004, filed as Exhibit 21 to Registrant’s 2004 10-ksb is incorporated by reference as Exhibit 14.

31.1	Certification by Registrant’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.

31.2	Certification by Registrant’s Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.

32.1	Certification by Registrant’s Chief Executive Officer pursuant to18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

32.2	Certification by Registrant’s Chief Financial Officer pursuant to18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

99.2	Secured Promissory Noted dated October 29, 2004 in the face amount of $5,000,000 executed by Registrant in favor of Isle of Capri Casinos, Inc. and is incorporated herein by reference as Exhibit 99.2.

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

FLORIDA GAMING CORPORATION
(Registrant)

Date: August 14, 2008	By:	/s/ W. B. Collett
W.B. Collett
Chairman of the Board and Chief
Executive Officer

Date: August 14, 2008	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer