Form 10-Q
period 2008-09-30
FLORIDA GAMING CORP
filed 2008-11-14
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

3,754,205 shares of the issuer's Common Stock were outstanding as of the latest practicable date,   November 14, 2008

FLORIDA GAMING
CORPORATION

INDEX TO FORM 10-QSB

PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3

Statements of Operations (unaudited) for the Three and Nine Months ended September 30, 2008 and 2007	5

Statements of Cash Flows (unaudited) for the Nine Months ended September 30, 2008 and 2007	6

Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	16

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION	26

SIGNATURES	30

Exhibit 10.13

Certification of CEO (Exhibit 31.1)

Certification of CFO (Exhibit 31.2)

Certification of CEO (Exhibit 32.1)

Certification of CFO (Exhibit 32.2)

PART 1. FINANCIAL INFORMATION

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$753,684	$3,423,695
Accounts receivable, net	7,590,856	355,812
Inventory (Note 2)	49,375	41,846
Total current assets	$8,393,915	$3,821,353

PROPERTY AND EQUIPMENT:

Land	$4,710,518	$4,403,594
Buildings and Improvements	8,793,562	7,171,563
Furniture, fixtures and equipment	1,827,045	1,909,233
	$15,331,125	$13,484,390
Less accumulated depreciation	(3,887,041)	(3,594,364)
	$11,444,084	$9,890,026
REAL ESTATE HELD FOR SALE (net)	297,500	297,500

OTHER ASSETS	669,446	685,959
	$20,804,945	$14,694,838

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$5,768,061	$4,131,150
Short-term borrowing and current portion of long-term debt	7,650,523	6,459,199
Total current liabilities	$13,418,584	$10,590,349

LONG-TERM LIABILITIES
Long-term portion notes payable	370,370	-0-

STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):

Class A convertible preferred stock, convertible to common stock; $.10 par value,1,200,000 shares authorized; 28,135 shares issued and outstanding at September 30,2008 and 28,235 shares issued and outstanding at December 31, 2007	2,813	2,823

Class AA convertible preferred stock, convertible to common stock; $.10 par value,5,000 shares authorized; 5000 shares issued and outstanding at September 30,2008 and December 31, 2007	500	500

Class B convertible preferred stock; convertible to common stock, 50 sharesAuthorized; 45 shares issued and outstanding at September 30, 2008 and December31, 2007	5	5

Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; 200Shares issued and outstanding at September 30, 2008 and December 31, 2007	20	20

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000Shares issued and outstanding at September 30, 2008 and December 31, 2007	200	200

Common stock, $.20 par value, authorized 7,500,000 shares, 3,754,205 issued andoutstanding at September 30, 2008 and 3,339,194 issued and outstanding at December 31,2007	750,841	667,839

Capital in excess of par value	50,102,880	48,553,076
Accumulated deficit	(43,841,268)	(45,119,974)
Total stockholders’ equity	7,015,991	4,104,489
Total liabilities and stockholders’ equity	$20,804,945	$14,694,838

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	Sep. 30, 2008	Sep. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net
of State Taxes	$1,098,535	$1,305,114	$3,882,784	$4,782,767
Inter-Track Commissions	694,564	838,531	2,371,528	2,847,211
	$1,793,099	$2,143,645	$6,254,312	$7,629,978

OTHER REVENUE
Cardroom Income	1,555,100	271,824	3,344,782	482,465
Admissions Income, net of taxes	8,162	3,163	21,206	12,446
Programs, Food, Beverage and Other	305,458	195,417	872,787	737,901
Total Operating Revenue	$3,661,819	$2,614,049	$10,493,087	$8,862,790

EXPENSES
Operating	$4,035,430	$3,192,934	$11,696,957	$9,376,132
General and Administrative	1,811,068	1,549,156	3,978,115	4,846,487
Depreciation and Amortization	133,008	81,240	301,177	238,443
	$5,979,506	$4,823,330	$15,976,249	$14,461,062
NET LOSS FROM OPERATIONS	$(2,317,687)	$(2,209,281)	$(5,483,162)	$(5,598,272)

OTHER INCOME (EXPENSE)
Legislative Initiatives Note	0	0	(833,333)	0
Insurance recoveries net of losses	7,328,590	0	7,328,590	0
Pari-Mutuel Tax Credits	285,345	342,649	634,626	757,858
Interest Income	703	51,477	26,485	89,770
	7,614,638	394,126	7,156,368	847,628
NET INCOME (LOSS)	$5,296,951	$(1,815,155)	$1,673,206	$(4,750,644)

Basic Income (Loss) per Common Share	$1.37	$(0.59)	$0.34	$(1.50)
Diluted Income (Loss) per Common Share	$1.22	$(0.59)	$0.31	$(1.50)
Weighted Avg Common Shares Outstanding	3,754,205	3,339,178	3,649,493	3,339,183
Diluted Avg Common Shares Outstanding	4,268,597	3,339,178	4,061,251	3,339,183

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Sept. 30	Sept. 30
	2008	2007
Cash flows from operating activities:
Net Income (Loss)	$1,673,206	$(4,750,644)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	301,175	238,443
Stock Options and Warrants	699,047	1,890,544
Increase in Inventory	(7,529)	(13)
Decrease (Increase) in Accounts Receivable	(7,235,044)	942,366
Increase in A/P and Accrued Expenses	1,636,910	1,095,053
Net cash used in operating activities	(2,932,235)	(584,251)

Investing Activities:
Purchases of Property and Equipment	(1,846,734)	(666,857)
Decrease in Other Assets	8,014	116,487
Net proceeds used in investing activities	(1,838,720)	(550,370)

Financing Activities:
Proceeds from Issuance of Preferred Stock	0	4,796,380
Proceeds from Issuance of Common Stock	933,750	0
Proceeds from Loans	1,833,333	0
Repayment of Debt	(271,639)	(146,775)
Dividends Paid	(394,500)	(234,083)
Net cash provided by financing activities	2,100,944	4,415,522

NET INCREASE (DECREASE) IN CASH	(2,670,011)	3,280,901
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,423,695	2,177,910
CASH AND CASH EQUIVALENTS AT SEPT. 30, 2008 AND SEPT. 30, 2007	$753,684	$5,458,811
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$446,282	$391,554
Capitalized Financing Costs	$34,756	$-

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets as follows:

Buildings	39 years
Land and building improvements	15 years
Furniture and equipment	5-7 years
Automobiles	5 years

	September 30,
	2008	2007
Land	$4,710,518	$4,390,487
Buildings and improvements	8,793,562	6,811,178
Equipment furniture and fixtures	1,680,554	1,426,081
Automobiles	85,910	85,910
Construction in progress	60,581	640,469
Less accumulated depreciation	(3,887,041)	(3,517,825)

	$11,444,084	$9,836,300

Depreciation expense totaled $292,677 and $221,108 during the nine months ended September 30, 2008 and 2007, respectively.

Long-lived assets: The Company's investment in its residential and commercial property is carried at cost. The Company evaluates the carrying value of its real estate development and other long-lived assets under FAS 67 and FAS 144 annually.

Bad Debt Reserve: The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables. During 2007, as part of the Allowance for Doubtful Accounts, the Company had reserved $98,608 for a receivable from Summer Jai-Alai (SJA) . The Company was in a dispute with SJA and the $98,608 receivable was dismissed during the fourth quarter 2007. Activity in the allowance for the nine months ended September 30, 2008, and 2007 was as follows:

	9/30/2008	9/30/2007

Allowance for doubtful accounts
Balances, January 1	$-0-	$135,972
Provision for losses	-0-	(37,364)
Charges to the allowance	-0-	-0-
Balances, September 30, 2008 and 2007	$-0-	$98,608

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at September 30, 2008.

Other comprehensive income: The Company follows the provisions of Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income . The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income in 2007 and 2008.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. As of September 30, 2008, the Company's unclaimed winnings (outs) totaled $210,734.

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

The net income (loss) per common share for the quarters ended September 30, 2008 and September 30, 2007 were calculated based upon reducing net income (loss) attributable to common stock shareholders by dividends of $138,843 for the quarter ended September 30, 2008 and $138,866 for the quarter ended September 30, 2007, by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net income (loss) per common share for the quarters ended September 30, 2008 and September 30, 2007 was 3,754,205 and 3,339,178, respectively.

Weighted average equivalent shares on a fully diluted basis for the three months ended September 30, 2008 were 4,268,597 consisting of options held by directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants, and conversion of preferred stock and the 3,754,205 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of the preferred stock. Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the three months ended September 30, 2007 because the result would be antidilutive.

The net income (loss) per common share for the nine months ended September 30, 2008 and September 30, 2007 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock, $416,529 for the nine months ended September 30, 2008, and $256,180 for the nine months ended September 30, 2007, by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net income per common share for the nine months ended September 30, 2008 and September 30, 2007 was 3,649,493 and 3,339,183.

Weighted average equivalent shares on a fully diluted basis for the nine months ended September 30, 2008 were $4,061,251 consisting of options held by directors, executive officers and key employees under the Qualified and Nonqualified Stock Option Plans, warrants, and conversion of preferred stock and the 3,649,493 weighted average common shares. Refer to the Company's latest annual report on Form 10-KSB for more information on outstanding options, warrants, and conversion features of the preferred stock. Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the nine months ended September 30, 2007 because the result would be antidilutive.

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

During the quarter and nine months ended September 30, 2008 the Company recorded $429,743 in expense relating to the issuance of these employee and directors options, compared to -0- for the quarter ended September 30, 2007 and $1,370,619 for the nine months ended September 30, 2007. On July 3, 2008, the Company re-priced the 510,625 options that were issued in July 2006 with an exercise price of $17, and reissued new options with an exercise price of $12. On August 26, 2008, the Company re-priced the options with an exercise price of $12 and reissued them with an exercise price of $8.25 per share. The fair value of the options re-priced and reissued on July 3, 2008 and August 26, 2008, respectively, were determined using the following assumptions:

	July 3, 2008	August 26, 2008
Risk Free Rate of Return	2.34%	2.11%
Expected Forfeiture	48%	48%
Expected Volatility	46%	62%
Expected Dividends	None	None

The Company accounts for non-employee stock-based compensation in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services . Amounts are based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.      The value assigned to stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18, which require that such costs be measured at the end of each reporting period to account for changes in the fair value of our Common Stock until the options are vested using the Black-Scholes pricing model. Common Stock is valued using the market price of Common Stock on the measurement date as defined in EITF 96-18. In July 2006, the Company issued non employee Freedom Financial Corporation 325,000 options for an exercise price of $17.00, with a fair value of $13.30. The options vested half on December 31, 2006, and the remaining half vested July 1, 2007. Freedom Financial Corporation transferred 10,000 options of the 325,000 options in January, 2008 to a private party. On March 11, 2008 Freedom Financial transferred the remaining 315,000 options to Freedom Holding, Inc (“Holding”). The Company had $234,548 in compensation expense for the non-employee options during the quarter and nine months ended September 30, 2008, compared to $519,925 for the quarter and $1,890,544 for the nine months ended September 30, 2007. On July 3, 2008, the Company re-priced the 325,000 non employee options that were issued in July 2006 with an exercise price of $17 and reissued the options with an exercise price of $12. On August 26, 2008, the Company re-priced the Options that were issued on July 3, 2008 with an exercise price of $12 and reissued the options with an exercise price of $8.25 per share.

On January 21, 2008, the Company granted to Florida Marketing Ventures, LLC, Optionee, an option (the “Option”) under the Company’s Advisors and Consultants Stock Option plan (the “Plan”), to purchase up to 20,000 shares of $.20 par value common stock of the Company at an option price of $30.00 per share. The Option is non-transferable except by operation of law and is exercisable, in whole or in part, from time to time, anytime after the date of the legal approval of slot machines at the Company’s Miami Jai-Alai facility has been obtained and before twelve (12) months. The purchase price for each share subject to the Option is $30.00 (“the Purchase Price”). The Optionee acknowledges and agrees that the obligation of the Company to issue any shares to the Optionee is subject to the simultaneous payment made by the Optionee to the Company of an amount equal to the required charge to the Company’s capital or expense accounts as computed by the Company’s Certified Public Accountants pursuant to the Black-Scholes Method of calculating the required charge.

During the nine months ended September 30, 2008, 415,000 options were exercised by Freedom Holding, Officers and Directors at $2.25 per share.

	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	1,558,625	$12.59
Granted	40,000	$21.25
Exercised	(415,000)	$2.25
Forfeited	-0-
Expired	(123,000)	$6.83
Outstanding, at September 30, 2008	1,060,625	$10.74

Options and warrants exercisable at September 30, 2008	1,060,625

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

(3) REAL ESTATE HELD FOR SALE

As of September 30, 2008, the Company's subsidiary, Tara Club Estates, Inc. held six (6) residential lots at it’s residential real estate development (“Tara”), which was situated in Loganville, Walton County, Georgia with an aggregate carrying value of $297,500. The Company carries a valuation reserve on one lot in the amount of $5,069. The Company has completed its development activities at Tara. Accordingly, any future costs incurred related to these properties will be expensed.

Valuation Reserve Analysis
	09/30/2008	9/30/2007
Balance at the beginning of the year	$5,069	$5,069
Provision charged to operations
Charge offs to the reserve
Ending Balance	$5,069	$5,069

The Company had no real estate sales during the three or nine months ended September 30, 2008 and September 30, 2007.

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

(5) PREFERRED STOCK

CLASS A PREFERRED STOCK
The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock. Each share of Class A preferred is convertible into .1125 shares of common stock at the holder’s option. The Company has declared and paid the required dividends. During the nine months ended September 30, 2008, 100 shares of Class A preferred stock were converted to 11 shares of common stock.

CLASS AA PREFERRED STOCK
On June 15, 2007 the Company authorized and issued 5,000 shares of its Series AA 7% cumulative convertible preferred stock to Prides Capital for $1,000 cash per share for an aggregate of $5,000,000. Each share is convertible into 40 shares of the Company’s $.20 par value common stock. The stated value per share is $1,000 (as adjusted for dividends, combinations or splits). The Company has declared and paid the required dividends.

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

The Company also took the position in the dispute with its partners that effective October 31, 2004 the Partnership terminated and subsequent to December 31, 2004 the Company has operated the Summer Jai-Alai Operations for its own benefit as a division of the Company. In this connection the Company assumed certain operating payables and receivables of the Partnership which resulted in the Company carrying a receivable from the Partnership of $255,509 at December 31, 2006. During 2007 a settlement was reached between the Company and its partners. The Company forgave its $255,509 receivable from the Partnership and its $98,608 receivable from its partners. The settlement provides the Partnership will continue as a going concern with the Company a 21% owner, West Flagler Associates LTD a 52% owner, and BKCLP 2 LTD a 27% owner. The Partnership owns the Permit and under a Permit Use Agreement (the “PUA”) between the Company and the Partnership, the Company has the exclusive right to conduct gaming operations under the Permit. The Company derives all revenue, and is responsible for all expenses, from such gaming operations. In addition, the Company must assure that the holder of the Permit remains authorized to conduct all activities that Florida law authorizes under the Permit, based on the law in effect at any particular time. The Company may terminate the PUA if the requirement to keep it valid imposes a material burden on the Company. West Flagler and BKCLP may terminate the PUA if they jointly elect to do so. If the PUA is terminated (and, thus the Permit’s use reverts to the Partnership) the Partnership does not have the right to conduct activities at the Company’s fronton. The Company, West Flagler and BKCLP entered into an Amended and Restated Partnership Agreement for the Summer Jai Alai Partnership and except for the following put/call rights, all actions of the Partnership require unanimous approval of the three Partners. The Partnership contains mandatory put/call rights which take effect if (1) the PUA is terminated by the Company, (2) the PUA is terminated by West Flagler and BKCLP, or (3) any two partners deliver to the third partner a notice of election to trigger the put/call. Under the put/call rights, the party(ies) triggering the put/call must offer to sell to the other partner(s) its interest at a stated price. The other partners may either buy the interest at that price, or sell their interests to the triggering partner at that more than 50% of their stock in the Company.

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

CIB Bank/Freedom Note
On October 31, 2005 Freedom Financial (“Freedom”) purchased Centers First Bank (formerly CIB) loan for $2,400,000. First Bank assigned, without recourse,  the note representing the loan as well as the mortgages, rents, and receivables securing the loan to Freedom, but retained the right to elect between receiving a $250,000 deferred fee or exercising warrants to purchase 102,115 shares of the Registrant's common stock in connection with the loan. First Bank exercised all warrants in 2006. Effective October 31, 2005, Freedom and Centers entered into an Amended and Restated Loan Agreement and a Third  Amended and Restated Note in the principal amount of $2,400,000 with an 8% fixed rate of interest. On October 31, 2008, Centers note payable to Freedom matured and was subsequently refinanced with a $1,322,574 note payable issued November 1, 2008 to Freedom Holding, Inc. ("Holding"), the parent company of Freedom. The Holding note is unsecured and bears interest at a fixed rate of 10%, with all principal and interest due May 1, 2009. As an inducement to refinance the note, the Company issued Holding a warrant to purchase 20,000 shares of the Company's $0.20 par value common stock at a price per share of $8.25. The warrant is exercisable at any time from November 1, 2008 through November 1, 2011.

The First Bank debt was personally guaranteed by the Company’s Chairman. In that connection the Company agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the First Bank loan on each anniversary date of the loan. The Company has also agreed to compensate the Chairman annually in an amount equal to 2% of the outstanding balance of the Freedom debt. Guarantee payments for the Freedom Note totaling $65,322 were paid through December 31, 2007, pursuant to this agreement. At September 30, 2008, the Company had accrued $20,242 in guarantee payments.

In July 2006, the Company issued non employee Freedom Financial Corporation 325,000 options with an exercise price of $17.00, with a fair value of $13.30. The options vested half on December 31, 2006, and the remaining half vested July 1, 2007. Freedom Financial transferred 10,000 of these options to a private party in January, 2008. On March 11, 2008, Freedom transferred the remaining 315,000 options to Freedom Holding, Inc. On July 3, 2008, the Company re-priced the 325,000 non employee options that had an exercise price of $17 per share to an exercise price of $12.00 per share. On August 26, 2008, the Company re-priced the options with an exercise price of $12 per share to an exercise price of $8.25 per share. In accordance with EITF 96-18 the Company recorded $234,548 in compensation expense for the three and nine months ended September 30, 2008 compared to $519,925 in expense for the quarter ended September 30, 2007 and $1,182,058 for the nine months ended September 30, 2007.

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

The Company's Ft. Pierce location provides audio, video and Inter-Track Wagering (“ITW”) on live inter-track and interstate telecasting of horse racing, dog racing and jai-alai from the State of Florida as well as the rest of the country. The Miami location receives limited ITW telecasts, but telecasts its jai-alai performances via satellite to approximately sixty-two (62) other gaming facilities in Florida, Connecticut, Rhode Island, and to approximately 25 locations in Mexico, Central America, and Austria. ITW provides about 50% of the Company's revenue as well as providing additional entertainment for customers. Miami operates a card room which includes domino tables. The Ft. Pierce facility also operates a card room but does not operate domino tables.

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

On June 26, 2008, the Company entered into a Promissory Note for $1,000,000 with interest rate equal to prime plus three points. The entire unpaid principal balance of this Note, together with accrued interest, was due and payable on September 30, 2008. The Company issued 20,000 warrants at $12.50 per share to help facilitate this loan. The warrants were valued at $3.34 per share for a total capitalized financing cost of value of $34,756. On October 3, 2008 the Company re-priced these warrants to an exercise price of $8.25 per share. This $1,000,000 note plus $20,000 interest was paid off on October 1, 2008.

On September 19, 2008, the Company settled a lawsuit against Affiliated FM Insurance Company for a total of $8,500,000. The claim resulted from damages caused by Hurricane Wilma in October, 2005. By statute, Affiliated FM Insurance had 20 days to pay Florida Gaming the money owed. Florida Gaming incurred legal and professional expenses related to the settlement of approximately $1,275,000. The Company paid bonuses to two officers, Mr. William B. Collett, Jr. and Mr. Daniel Licciardi of $63,086 each for their efforts in obtaining this settlement. The Company paid off the $1,000,000 Promissory Note, referred to above, to Mr. James Stuckert with proceeds from this settlement.

The Company has retained Insight Casino Research, LLC to conduct a market study of Miami Dade County as well as the southern portion of Broward County. The study will determine the size and demographic composition of the gaming market, current gaming patterns and preferences of the Hispanic and Non-Hispanic populations within the aforementioned area. In addition the study will target specific segments to determine what amenities will allow Miami Jai-Alai to compete effectively. The amenities studied will be food and beverage entertainment options, and preferred promotions and incentives among others all with the purpose of providing the most likely combination to drive visitation to the Miami Jai-Alai venue. The Company seeks to determine what slot players are satisfied with at the venues they now patronize and how to enhance the overall gaming/dining experience in order to make Miami Jai Alai an effective competitor in the South Florida market.

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

The Company presents accounts receivable, net of allowances for doubtful accounts, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an assessment of the overall economic conditions as well as the aging of the accounts receivable. In the event that the receivables become uncollectible after exhausting all available means of collection, the company will be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The effect of this entry would be a charge to income, thereby reducing its net profit. Although the company considers the likelihood of this occurrence to be remote, based on past history and the current status of it’s accounts, there is a possibility of this occurrence. The Company settled a lawsuit against Affiliated FM Insurance Company (“Affiliated”) on September 19, 2008, for $8,500,000. On October 1, 2008, the Company received $7,328,590, net of adjuster fees and lawyer fees. The Company has included the $7,328,590 in their accounts receivable.

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. The Company had no Allowance for doubtful accounts for the quarter and nine months ended September 30, 2008 compared to $135,972 for the same period in 2007. The Company carried $98,608 as a receivable from its’ Summer Jai-Alai partners for the quarter and nine months ended September 30, 2007. The Summer Jai-Alai receivable was dismissed when a lawsuit was settled in the fourth quarter 2007. The allowance for doubtful account is as follows:

	9/30/2008	9/30/2007
Allowance for doubtful accounts
Balances, January 1	$-0-	$135,972
Provision for losses	-0-	-0-
Charges to the allowance	-0-	-0-
Balances, September 30, 2008 and 2007	$-0-	$135,972

In connection with losses incurred from natural disasters, insurance proceeds are collected on existing business interruption and property and casualty insurance policies. When losses are sustained in one period and the amounts to be recovered are collected in a subsequent period, management uses estimates to determine the amounts that it believes will be collected. So far the Company’s estimates have proved to be reasonable.

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

In accordance with SFAS No. 144, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated by using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annually and has found this to be very effective. There have been no provision for losses for the nine months ending September 30, 2008 and 2007.

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

Florida state taxes are 10% of revenue and 4% of the revenues are paid to the jai-alai players. The Company is encouraged with the recent changes to the card room rules and the addition of dominoes and believes these changes should improve the overall profitability of its’ card room operations.

RESULTS OF OPERATIONS -- THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2007

During the quarters ended September 30, 2008, and September 30, 2007, the Company's operations reflects three months' operation of live Jai-Alai performances at Miami. During 2008, Ft. Pierce conducted live jai-alai from April 4th, 2008 through May 31, 2008, compared to conducting live jai-alai from January 5, 2007, through February 28, 2007 during the 2007 season. Ft. Pierce conducted a full schedule of Inter-Track Wagering (“ITW”) for the quarters ending September 30, 2008 and September 30, 2007. Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria. The Miami location offer dominoes and poker in its’ card room. Ft. Pierce opened its’ card room on April 28, 2008, and does not offer dominoes.

Handle Analysis for the Quarter Ended September 30, 2008 compared to the Quarter ended September 30, 2007
Total handle (amount of money wagered) for the three months ended September 30, 2008 was $15,985,317 of which $7,572,696 was from live jai-alai wagering and $8,412,621 was from inter-track wagering. This compared to the total handle (amount of money wagered) for the three months ended September 30, 2007 was $19,380,858 of which $9,156,620 was from live jai-alai wagering and $10,224,238 was from inter-track wagering. The $3,395,541 decrease is due to a decrease of $1,583,924 of live jai-alai and a decrease of $1,811,617 in ITW. A reduction in the number of live performances at Miami and the live operation of Ft. Pierce during a less favorable time of year when compared to 2007, adversely impacted live handle. Also ITW operation was negatively impacted due to an action taken by horse breeders against Calder that effected what simulcast signals could pass through to Ft. Pierce an Miami. This was in addition to increased competition with the market as well as a downturn in the overall economy.

TotalPari-Mutuel Revenues for the Quarter ended September 30, 2008 compared to Quarter ended September 30, 2007
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended September 30, 2008 were $1,793,099 compared to pari-mutuel revenues of $2,143,645 the same period in 2007. Revenues for the quarter ended September 30, 2008 ($1,793,099) consisted of $1,098,535 from live Jai-Alai wagering and $694,564 from Inter-Track Wagering. Revenues for the quarter ended September 30, 2007 ($2,143,645) consisted of $1,305,114 from live Jai-Alai wagering and $838,531 from Inter-Track Wagering. Revenues.

Card Room Revenue for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007
Card room Revenue for the three months ended September 30, 2008 was $1,555,100 compared to $271,824 for the three months ended September 30, 2007 a $1,283,276 increase. Card room operating expenses totaled $734,675 for the quarter ending September 30, 2008, compared to $173,631 for the quarter ending September 30, 2007. Ft. Pierce opened it’s card room on April 28, 2008. Total card room revenue was $1,555,100 and of that total, Ft. Pierce had card room revenue of $1,141,008 with direct operating expense of $517,499 for the third quarter ended September 30, 2008, compared to Miami with card room revenue of $414,092 and direct operating expenses of $217,176 for the third quarter ended September 30, 2008.

Admissions for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007
Admissions income, net of state taxes, for the quarter ended September 30, 2008 was $8,162 compared to $3,163 for the same period in 2007. Ft. Pierce does not charge admission at their facility.

Food, beverage and other income for the quarter ended September 30, 2008 and September 30, 2007
Food, beverage and other income for the quarter ended September 30, 2008 and September 30, 2007 were $305,458 and $195,417, respectively. The increase of $110,041 is primarily due to the concession and bar Revenues being higher. The concession stand revenue was $56,414 higher and the bar revenue was $45,837 higher mainly due to the increased activity at the Ft. Pierce card room.

Real Estate Revenue for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007
There were no real estate sales for the quarters ended September 30, 2008 and September 30, 2007.

Total Operating Revenues for the Quarter ended September 30, 2008 compared to September 30, 2007
Total Operating Revenues for the quarter ended September 30, 2008 were $3,661,819 compared to $2,614,049 for the same period in 2007, an increase of $1,047,770. The largest increase in revenue was due to the Ft. Pierce card room. Ft. Pierce opened its’ card room on April 28, 2008.

Operating Expenses for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007
The Company's operating expenses for the three months ended September 30, 2008 were $4,035,430 compared to $3,192,934 for the same period in 2007. The opening of the Ft. Pierce card room had an impact in many areas of operating expenses. Ft. Pierce hired approximately 145 new employees for the card room. The components of the Company’s operating expenses and their comparison to the third quarter last year are as follow: Player costs, salaries, benefits, and support staff, represent a significant portion operational expenses. Player costs for the quarter ending September 30, 2008 and September 30, 2007, were $744,472 and $776,774 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $292,881 for the quarter ended September 30, 2008, compared to $279,288 for quarter ended September 30, 2007. The components of the 2008 wagering equipment and expenses were $77,365 in ITW tote, interface, and telephone charges; $60,488 in totalizator equipment rental; $52,000 in satellite charges and $103,029 in camera/television rental. The components of the 2007 wagering equipment and expenses were $85,071 in ITW tote, interface, and telephone charges; $60,360 in totalizator equipment rental; $53,000 in satellite charges and $80,856 in camera/television rental. The major increase in the rentals of the totes and cameras was the TV Cameras rental which was due to the addition of surveillance cameras in the new card room at Ft. Pierce. Utilities expense totaled $184,525 and $180,937 respectively, for the quarter ended September 30, 2008 and September 30, 2007. Operating expenses (including payroll costs) for the cardroom, bar, souvenir, program, parking, and concessions costs were $1,043,231 and $419,422 for the quarter ended September 30, 2008 and September 30, 2007, respectively. Due to the opening of the Ft. Pierce card room there was a significant increase in payroll. Operating payrolls for mutuels, maintenance, admissions, office, security and contract labor costs totaled $783,294 and $683,197 for the quarter ended September 30, 2008 and September 30, 2007. Of the $783,294, $240,873 was mutuels payroll, $181,899 was maintenance payroll, $15,488 was admissions payroll, $46,209 was office payroll, and $298,825 was security payroll. Security payroll increased $70,485 for the quarter, and maintenance payroll increased $22,663 for the quarter. When the Ft. Pierce card room opened it required more maintenance and security personnel. Maintenance and cleaning expenses for the quarter ended September 30, 2008, totaled $132,505 compared to $109,842 for the same period in 2007. Advertising expense for the quarter ended September 30, 2008, totaled $70,829 compared to $55,694 for the quarter ended September 30, 2007, a $15,136 increase. The Company had additional advertising expense associated with the new card room.

General And Administrative Expenses for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007
The Company's general and administrative expenses for the quarter ended September 30, 2008 and September 30, 2007, were $1,811,068 and $1,549,156, respectively, a $261,912 increase. One of the most significant reasons for the $261,912 increase is there was $664,291 stock option expense during the three month period ended September 30, 2008 compared to $-0- for the same period in 2007. The Company issued stock options in July 2006 which vested 50% on December 31, 2006, and 50% on July 1, 2007. The fair value of options was determined using the Black- Scholes method of calculation. During the third quarter ended September 30, 2008, the Company re-priced these options and issued new options with an exercise price of $8.25 per share. The Company recognized the $664,291 expense for these options during the third quarter 2008. Significant categories of the Company’s general and administrative expenses for the third quarter of 2008 compared to the third quarter of 2007 are as follows: Executive salaries and director fees for the quarter ended September 30, 2008 were $153,002 compared to $148,150 for the quarter ended September 30, 2007 (see consulting fees). Professional fees remained relatively the same with a slight increase from $146,788 for the third quarter 2007, to $148,724 for the third quarter ended September 30, 2008. Consulting fees were $195,000 for the quarters ended September 30, 2008 compared to $180,000 for the same period in 2007. Consulting fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO. Effective February 29, 2008, the Board of Directors authorized a $5,000 per month increase in salary to the Chairman/CEO that was effective April 1, 2008. Travel and entertainment expense increased from $68,684 for the third quarter of 2007, to $118,321 for the third quarter of 2008. The increase in travel expenses is related to the Chairman traveling relating to the Ft. Pierce card room . Interest expense totaled $196,937 for the third quarter of 2008, compared to $129,230 for the same period in 2007.

Handle Analysis for the Nine Months Ended September 30, 2008 compared to the Nine Months ended September 30, 2007
Total handle (amount of money wagered) for the nine months ended September 30, 2008 was $54,177,673 of which $25,359,423 was from live jai-alai wagering and $28,818,250 was from inter-track wagering. Total handle (amount of money wagered) for the nine months ended September 30, 2007 was $65,995,302 of which $31,203,366 was from live jai-alai wagering and $34,791,936 was from inter-track wagering. Of the total handle, live handle decreased $5,843,943 from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. Inter-track wagering decreased from $34,791,936 for the nine months ended September 30, 2007 to $28,818,250 for the nine months ended September 30, 2008, a $5,973,686 decrease. A reduction in the number of live performances at Miami and the live operation of Ft. Pierce during a less favorable time of year when compared to 2007, adversely impacted live handle. Also ITW operation was negatively impacted due to an action taken by horse breeders against Calder that effected what simulcast signals could pass through to Ft. Pierce and Miami. This was in addition to increased competition with the market as well as a downturn in the overall economy.

Total Pari-Mutuel Revenues for theNine Months ended September 30, 2008 compared to the Nine months ended September 30, 2007
Pari-mutuel revenues (net of state pari-mutuel taxes) for the nine months ended September 30, 2008 were $6,254,312 compared to $7,629,978 for the same period in 2007. Revenues ($6,254,312) for the nine months ended September 30, 2008 consisted of $3,882,785 from live Jai-Alai wagering and $2,371,528 from Inter-Track Wagering. Revenues ($7,629,978) for the nine months ended September 30, 2007 consisted of $4,782,767 from live Jai-Alai wagering and $2,847,211. The Company eliminated Wednesday night performances which resulted in fewer performances.

Card Room Revenue for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
Card room Revenue for the nine months ended September 30, 2008 was $3,344,782 compared to $482,465 for the nine months ended September 30, 2007 a 593% increase. The Card Room Revenue increased significantly due to the opening of the Ft. Pierce card room on April 28, 2008. Card Room operating costs totaled $1,624,573 for the period ending September 30, 2008, compared to $331,410 for the same period in 2007.

Admissions for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
Admissions income, net of state taxes, for the nine months ended September 30, 2008 was $21,206 compared to $12,446 for the nine months ended September 30, 2007. Ft. Pierce does not charge admission.

Food, beverage and other income for the nine months ended September 30, 2008 and September 30, 2007
Food, beverage and other income for the nine months ended September 30, 2008 and September 30, 2007 were $872,787 and $737,901 respectively. The opening of the card room at Ft. Pierce on April 28, 2008, which resulted in an increase in bar and concession revenues.

Real Estate Revenue for the nine months ended September 30, 2008 compared to nine months ended September 30, 2007
There were no Real Estate sales for the nine months ended September 30, 2008 and September 30, 2007.

Total Operating Revenues for the nine months ended September 30, 2008 compared to nine months ended September 30, 2007
Total Operating Revenues for the nine months ended September 30, 2007 was $8,862,790 compared to $10,493,087 for the same period in 2008, an increase of $1,630,297. The Company saw an increase in card room, admissions and programs, food, beverage and other revenue. A large portion of the increase is due to the opening of the Ft. Pierce card room. Live Jai-Alai decreased $899,983 and ITW decreased $475,683 for a total decrease of $1,375,666 in Pari-Mutuel Revenue.

Operating Expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
The Company's operating expenses for the nine months ended September 30, 2008 were $11,696,957 compared to $9,376,132 for the same period in 2007, an increase of $2,320,825. The increase can be attributed to the Ft. Pierce card room that opened on April 28, 2008. The Company hired approximately 145 new employees. The components of the Company’s operating expenses and their comparison to the six months ended September 30, 2008 are as follow: Player costs, salaries, benefits, and support staff, represent a significant portion operational expenses. Player costs for the nine months ending September 30, 2008 and September 30, 2007, were $2,484,279 and $2,554,926 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $870,364 for the nine months ended September 30, 2008, compared to $831,305 for quarter ended September 30, 2007. The components of the 2008 wagering equipment and expenses were $243,897 in ITW tote, interface, and telephone charges; $182,582 in totalizator equipment rental; $156,500 in satellite charges and $287,384 in camera/television rental. This compares to the 2007 wagering equipment and expenses of $249,992 in ITW tote, interface, and telephone charges; $180,050 in totalizator equipment rental; $169,000 in satellite charges and $232,264 in camera/television rental. Utilities expense totaled $495,013 and $456,587 respectively, for the nine months ended September 30, 2008 and September 30, 2007. Operating expenses (including payroll costs) for the cardroom, bar, souvenir, parking and concessions costs were $2,550,324 and $1,107,344 for the nine months ended September 30, 2008 and September 30, 2007, respectively, a $1,442,980 increase. The largest increase was the card room costs, which increased from $331,410 for the nine months ended September 30, 2007 compared to $1,624,573 for the nine months ended September 30, 2008. Operating payrolls for admissions, mutuels, office, maintenance and security and contract labor costs totaled $2,238,193 and $2,009,918 for the nine month periods ended September 30, 2008 and September 30, 2007, respectively. Of the $2,238,193, $709,419 was mutuels payroll, $534,856 was maintenance payroll, $49,589 was admissions payroll, $136,330 was office payroll, and $807,999 was security payroll. The Company had an increase in security and maintenance payroll due to the opening of the Ft. Pierce card room. Maintenance expense for the nine months ended September 30, 2008, totaled $314,826 compared to $275,169 for the same period in 2007. Advertising expense for the nine months ended September 30, 2008, totaled $168,116 compared to $161,066 for the nine months ended September 30, 2007.

General And Administrative Expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
The Company's general and administrative expenses for the nine months ended September 30, 2008 and September 30, 2007, were $3,978,115 and $4,846,487 respectively, a $868,372 decrease. A large portion of the decrease can be attributed to the Company’s stock option expense of $1,370,619 compared to $664,291 in 2008. The Company issued stock options in July 2006 which vested 50% on December 31, 2006, and 50% on July 1, 2007. The fair value of options was determined using the Black- Scholes method of calculation. During the nine months ended September 30, 2008, the Board of Directors authorized the re-pricing of these options and reissued the options at a lower per share price and incurred $664,291 in stock option expense. Significant categories of the Company’s general and administrative expenses for the nine months of 2008 compared to the nine months of 2007 are as follows: Executive salaries and director fees for the nine months ended September 30, 2008 were $449,302 compared to $435,450 for the nine months ended September 30, 2007 (see consulting fees). Professional fees increased from $387,035 for the nine months 2007 to $443,605 for the nine months ended September 30, 2008. Consulting fees were $500,000 for the nine months ended September 30, 2007 compared to $570,000 for the same period in 2008. Consulting fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO. The increase was due to an increase in salary of $10,000 per month on May 1, 2007, and on February 29, 2008, the Board of Directors authorized a $5,000 per month increase in salary to the Chairman/CEO effective April 1, 2008. Travel and entertainment expense increased from $236,643 for the nine months of 2007, to $308,662 for the nine months of 2008. The increase in travel expenses is related to the Chairman traveling relating to the construction of the Ft. Pierce Card Room and slot machines at Miami Jai-Alai. Interest expense was $481,038 for the nine months of 2008, compared to $391,554 for the same period in 2007.

Real Estate Cost of Sales
The Company had no real estate cost of sales during the quarters ended or nine months ended September 30, 2008 and September 30, 2007.

Other Income
The Company had other income of $7,614,638 for the quarter ended September 30, 2008, compared to $394,126 for the quarter ended September 30, 2007. Other income for the quarter ended September 30, 2008, consisted of a $7,328,590 insurance settlement, $285,345 in pari-mutuel tax credits, and interest income of $703, compared to $342,649 in pari-mutuel tax credits and $51,477 in interest income for the same period in 2007.

The Company had other income of $7,156,368 for the nine months ended September 30, 2008, compared to other income of $847,628 for the nine months ended September 30, 2007. Other income for the nine months ended September 30, 2008, consisted of an insurance settlement of $7,328,590, $833,333 Legislative Initiative Note that was triggered on January 29, 2008 by the state authorizing slot machines at the Miami Jai-Alai facility, $634,626 in pari-mutuel tax credits, and $26,485 in interest income for the same period in 2007. Other income for the nine months ended September 30, 2007 was $847,628 and consisted of $757,858 in pari-mutuel tax credits, and interest income of $89,770.

Tax Loss Carryforwards
At December 31, 2007, the Company had tax net operating loss (NOL) carryforwards of approximately $16,217,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2022.

Summary of Operations
The Company had net income of $5,296,951 or $1.37 per common share for the three months ended September 30, 2008, compared to net loss of $1,815,155 or $(.59) per common share for the quarter ended September 30, 2007. The Company had net income of $1,673,206 or $.34 per common share for the nine months ended September 30, 2008, compared to net loss of $4,750,644 or $(1.50) per common share for the nine months ended September 30, 2008. The Company had a significant increase in operating revenue and operating expenses due to the Ft. Pierce card room that opened on April 28, 2008. The Company had other income due to the insurance settlement of $7,328,590 received on October 1, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at September 30, 2008 was $753,684. At September 30, 2008, the Company had negative working capital of $5,024,669. The negative working capital can be attributed to the $5,000,000 Isle of Capri note becoming due on December 31, 2008, the $1,332,216 Freedom note was due on October 31, 2008, and the $1,000,000 Stuckert Note due September 30, 2008. The Company had construction costs of approx $1.6 million on the Ft. Pierce card room that opened on April 28, 2008. On October 31, 2008, Centers note payable to Freedom matured and was subsequently refinanced with a $1,322,574 note payable issued November 1, 2008 to Freedom Holding, Inc. ("Holding"), the parent company of Freedom. The Holding note is unsecured and bears interest at a fixed rate of 10%, with all principal and interest due May 1, 2009. As an inducement to refinance the note, the Company issued Holding a warrant to purchase 20,000 shares of the Company's $0.20 par value common stock at a price per share of $8.25. The warrant is exercisable at any time from November 1, 2008 through November 1, 2011. The Company paid the Stuckert Note on October 1, 2008 with proceeds from the insurance settlement.

During the nine months ended September 30, 2008, net cash used in Company's operating activities was $2,932,235 compared to net cash used in operating activities of $584,251 during the nine months ended September 30, 2007. The Company had $699,047 in stock compensation and warrants expense during the nine months ended September 30, 2008, compared to $1,890,544 during the same period in 2007. The Company had issued stock options in 2006, of which half vested in December, 2006, and the other half vested on July 1, 2007.During the third quarter 2008, the Company re-priced those options and reissued new options at $8.25 per share. The Company recognized the additional $664,291 expense as stock option expense. The Company had an increase in accounts receivable of $7,235,044 during the nine months ended September 30, 2008 compared to a decrease of $942,366 for the same period in 2007. The large increase in receivables in due to the judgment that the Company received on September 19th, 2008. The Company settled a lawsuit with Affiliated for $8,500,000 for damages incurred by Hurricane Wilma in 2005. By statute, Affiliated had 20 days to pay the Company. On October 1, 2008, the Company received $7,328,590, after adjuster fees and lawyer fees. During the nine months ended September 30, 2007, an insurance receivable of $991,944 was received. The Company had an increase in payables of $1,636,910 during the nine months ended September 30, 2008. The Company had a payable to Freedom Financial for $602,000 during the nine months ended September 30, 2008. The Company repaid the payable with the insurance proceeds during the fourth quarter. The Company's continuing operating expenses consist principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations.

During the nine months ended September 30, 2008, cash used in investing activities was $1,838,720 compared to $550,370 for the nine months ended September 30, 2007. The Company’s Ft. Pierce Jai-Alai received approval to operate a card room on June 5, 2007. The Company has performed extensive remodeling at the Ft. Pierce facility and had capital outlays relating to the remodeling for the card room of approximately $1.6 million.

During the nine months ended September 30, 2008, cash provided by financing activities was $2,100,944 compared to $4,415,522 cash provided by financing during the nine months ended September 30, 2008. During the nine months ended September 30, 2008, the Company received $933,750 in cash from 415,000 stock options that were exercised at $2.25 per share and there were no options exercised during 2007. The Company also recorded a $833,333 contingent note payable related to the slot machine campaign at it’s Miami facility in January, 2008. In November 2004, voters in Florida approved an amendment to the Constitution of the State of Florida to allow Broward and Dade Counties in Florida the local option to hold elections to approve certain types of casino gaming at pari-mutuel betting facilities within each county. In March 2005, local option elections were held in Broward and Dade Counties. The Company’s Miami fronton is in Dade County. The local referendum passed in Broward County and failed in Dade County in 2005. On January 31, 2005 the Company agreed to pay Dade County for certain “infrastructure improvements” required by the County in connection with the referendum. The arrangement required the Company to make an initial payment of $500,000 to Dade County in January 2005. A second payment of $833,333 was made on behalf of the Company by two other pari-mutuel facilities in Dade County. In consideration for this payment, the Company issued a note payable to these parties. The Company’s obligation to repay the $833,333 note was contingent on the passage of the gaming question. In January, 2008, the voters in Dade County voted to approve certain types of casino gaming at pari-mutual betting facilities. Accordingly, the Company recorded the resulting $833,333 liability concurrently with a charge to expense. The Note is payable over three years, with an interest rate of prime plus 4%. On June 26, 2008 the Company borrowed $1,000,000 from Mr. James Stuckert (“Stuckert”) in exchange for its Promissory Note, with an interest rate of prime plus three percent. The entire unpaid principal balance of this Note, together with accrued interest, was due and payable on or before September 30, 2008. As an additional inducement to Payee to provide to make the loan, the Company issued 20,000 common stock warrants at a price of $12.50 per share. The warrants had a fair value of $3.34 per share and a total value of $34,756. Such cost was capitalized as part of financing. On October 3, 2008 the Company re-priced these warrants to an exercise price of $8.25 per share. On October 1, 2008, the Company repaid Mr. Stuckert the $1,000,000 and $20,000 in interest. The Company paid $394,500 in dividends during the nine months ended September 30, 2008 compared to $234,083 for the nine months ended September 30, 2007. There was additional increase in dividends due to the Preferred AA Stock issued in June 2007. which resulted in an additional $160,417 being paid in dividends for the nine months ended September 30, 2008.

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

As of September 30, 2008, the Company has three large notes which are due on or before December 31, 2008. As of September 30, 2008, Centers owed Freedom Financial Corporation (“Freedom”) $1,332,216 secured by a first mortgage on both the Miami and Ft. Pierce facilities. The mortgage to Freedom was due in full on October 31, 2008. On October 31, 2008, Centers note payable to Freedom matured and was subsequently refinanced with a $1,322,574 note payable issued November 1, 2008 to Freedom Holding, Inc. ("Holding"), the parent company of Freedom. The Holding note is unsecured and bears interest at a fixed rate of 10%, with all principal and interest due May 1, 2009. As an inducement to refinance the note, the Company issued Holding a warrant to purchase 20,000 shares of the Company's $0.20 par value common stock at a price per share of $8.25. The warrant is exercisable at any time from November 1, 2008 through November 1, 2011. The Company paid the Stuckert Note on October 1, 2008 with proceeds from the insurance settlement.

The Company also owes Isle of Capri Casinos, Inc. a secured note in the amount of $5,000,000 which is due in full on December 31, 2008. The Company entered into a new short-term promissory note for $1,000,000 on June 26, 2008 with Mr. James Stuckert which was due in full on September 30, 2008. On September 19th, the Company settled a lawsuit with Affiliated FM Insurance Company for $8,500,000. By statute, Affiliated had 20 days to pay the Company their money. The Company received $7,328,590 net of adjuster fees and lawyer fees on October 1, 2008. On October 1, 2008, the Company repaid Mr. James Stuckert the $1,000,000 Note and interest. The Company plans to secure the funds necessary to pay these amounts as they become due by refinancing these amounts through a first mortgage on the jai-alai facilities. There is no assurance that the Company will be successful in these efforts.

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

During the nine months ended September 30, 2008, Centers’ gaming operations comprised 100% of the Company’s revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

September 30, 2008

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	98%	$20,461	100%	$10,493	100%	$1,693
Real Estate Development	2%	344	-	-0-		(20)
Consolidated Total	100%	$20,805	100%	$10,493	100%	$1,673

September 30, 2007

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	90%	$15,264	100%	$8,863	100%	$(4,733)
Real Estate Development	10%	1,614		-0-		(18)
Consolidated Total	100%	$16,878	100%	$8,863	100%	$(4,751)

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2008, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of September 30, 2008, the Company maintained effective internal control over financial reporting.

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

Summer Jai-Alai
A subsidiary of Florida Gaming Corporation (the "Corporation"), Florida Gaming Centers, Inc. (“FGC"), was named a defendant in an action entitled Hartman & Tyner, Inc., West Flagler Associates, Ltd., BKCLP 2, Ltd. and Summer Jai-Alai Partnership v. Florida Gaming Centers, Inc. Case No. 05-008302, filed on June 1, 2005 in the Circuit court of the 17 th Judicial Circuit in and for Broward County, Florida. Plaintiffs alleged breach of contract, breach of fiduciary duty and unjust enrichment arising out of their relationship with FGC in connection with the Summer Jai-Alai Partnership, a Florida partnership through which the plaintiffs and FGC have historically operated jai alai and intertrack wagering programs at FGC's Miami fronton from May 1 through October 31, each year. Plaintiffs complained, among other things, that FGC breached related agreements between the plaintiffs and FGC and that FGC sold land in violation of the agreements governing the Summer Jai-Alai Partnership.

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

Affiliated

The Company was a Plaintiff in the United States District Court Southern District of Florida, Case No. 07-20897-CIV-UNGARO against Affiliated FM Insurance Company (“Affiliated”). The Company brought this action to compel appraisal of losses incurred when hurricane Wilma damaged its facilities on October 24, 2005. Affiliated issued an insurance policy to the Company, with a term from December 1, 2004 until December 1, 2005. Affiliated argues that the Company has failed to fulfill its obligations under the policy by refusing to submit certain persons to examinations under oath and by failing to turn over documents, in particular the contract with Professional Construction Analysts (PCA) , and documents related to PCA’s licensing status in Florida. The Defendant filed a motion to dismiss the Company’s claims on June 1, 2007, and requested a summary judgment with respect to post-loss obligations under the policy. On August 2, 2007, the Court denied Defendants Motion for Summary Judgment. The Company and Affiliated have agreed on a party to serve as umpire in the dispute. On August 31, 2007 the parties stipulated “to have the Appraisal Umpire issue an Itemized Appraisal Award per the policy’s terms.” The Appraisal Umpire entertained both oral and written evidence concerning the losses and issued an award based on that evidence. On September 19, 2008 the Company received a judgment against Affiliated FM Insurance Company for $8,500,000. On October 1, 2008, the Company received $7,328,590, net of adjuster fees and lawyer fees.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information. Registrant filed a current report on Form 8-K dated

Item 6.    Exhibits and Reports on Form 8-K.
Registrant filed a current report on Form 8-K dated October 29, 2008, setting the date for the 2008 Annual Meeting of the Stockholders at December 19, 2008, with a record date of November 11, 2008.

Registrant filed a current report on Form 8-K dated September 26, 2008, reporting the Company received $8,500,000 from Affiliated FM Insurance Company (“Affiliated”) in settlement of the Company’s claims against Affiliated resulting from damages to the Company’s property caused by Hurricane Wilma in October, 2005.

iem 13. Exhibits List

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

10.12	Registrant’s Promissory Note, dated June 26, 2008, between Mr. James W. Stuckert and Florida Gaming Corporation is Incorporated herein by reference as Exhibit 10.12 hereto.

10.13	Registrant’s Loan Agreement between Florida Gaming Centers, Inc. and Freedom Holding, Inc., dated November 1, 2008, is filed as reference 10.12 and is attached hereto.

14.0	Registrant’s Code of Ethics adopted by the Board of Directors on May 16, 2003, filed as Exhibit 14 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 14.0 hereto

21.0	List of Registrant’s Subsidiaries as of December 31, 2004, filed as Exhibit 21 to Registrant’s 2004 10-ksb is incorporated by reference as Exhibit 14 hereto.

31.1	Certification by Registrant’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.

31.2	Certification by Registrant’s Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.

32.1	Certification by Registrant’s Chief Executive Officer pursuant to18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

32.2	Certification by Registrant’s Chief Financial Officer pursuant to18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

99.2	Secured Promissory Noted dated October 29, 2004 in the face amount of $5,000,000 executed by Registrant in favor of Isle of Capri Casinos, Inc. and is incorporated herein by reference as Exhibit 99.2.

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

FLORIDA GAMING CORPORATION
(Registrant)

Date:	November 14, 2008	By:	/s/ W. B. Collett
W.B. Collett
Chairman of The Board and
Chief Executive Officer

Date:	November 14, 2008	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer