Form 10-K
period 2008-12-31
FLORIDA GAMING CORP
filed 2009-03-31
CIK 312065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number 0-9099

FLORIDA GAMING CORPORATION
(Name of Small Business Issuer in its Charter)

Delaware	59-1670533
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3500 N.W. 37th Avenue
Miami, Florida	33142
(Address of principal	(Zip Code)
executive offices)

Issuer's telephone number
Including area code:	(305) 633-6400

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 30, 2008 was approximately $21,829,377 (based on the last sale price for shares of the Registrant’s common stock). Shares of common stock held by each executive officer, director and holder of 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates.

The number of shares of the registrant's common stock outstanding as of March 27, 2009 - 3,888,917 shares.

PART I

FORWARD-LOOKING STATEMENTS

This Form 10-K and the documents incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to the following:

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

 If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated. Any forward-looking statements you read in this Form 10-K or the documents incorporated herein by reference reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should specifically consider the factors identified in this Form 10-K included under the caption “Risk Factors,” or in the documents incorporated by reference in this Form 10-K which could cause actual results to differ materially from those indicated by the forward-looking statements. In light of the foregoing risks and uncertainties, you should not unduly rely on such forward-looking statements when deciding whether to buy, sell or hold any of our securities. We disclaim any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances or otherwise.

References to “we”, “us”, “our”, “the registrant”, “Florida Gaming ” and “the Company” in this annual report on Form 10K shall mean or refer to Florida Gaming Corporation, unless the context in which those words are used would indicate a different meaning.

Item 1. Description of Business

(a) Business Development

Florida Gaming Corporation (“FGC” or the “Company”), was incorporated in the state of Delaware in 1976 as Lexicon Corporation (“Lexicon”). In 1993, Lexicon sold 699,480 shares of common stock to Freedom Financial Corporation ("Freedom") and a new board of directors was elected, and present management assumed control of Lexicon. The acquisition of the Ft. Pierce Fronton (“Ft. Pierce”) was consummated in February, 1994 following receipt of the approval from the Florida Department of Business Regulation on that date. Following the purchase of Ft. Pierce the Company, changed its’ name to Florida Gaming Corporation on March 17, 1994. On January 1, 1997, the Company purchased the Jai-Alai Facilities at Ocala, Tampa, and Miami, Florida.   The Company also entered into the real estate development business in 1997. The Company’s stock is traded on the over-the-counter bulletin board under the stock symbol “FGMG”. The Company’s principal place of business and executive offices are located at 3500 N.W. 37 th Avenue, Miami, FL 33142.

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

(b) Business of Issuer

Overview
The Company currently owns and operates two jai-alai frontons and inter-track pari-mutuel wagering facilities (each, a "Fronton", and collectively, the "Frontons") located in South and Central Florida. The Company also owns an inactive Jai-Alai pari-mutuel permit for Hillsborough County (Tampa), Florida. The Company's business at this time consists primarily of its operations at the Frontons, which include, card rooms, live jai-alai performances, inter-track pari-mutuel wagering ("ITW") on jai-alai, horse racing (both thoroughbred and harness) and dog racing, and the sale of food and alcoholic beverages. The Fort Pierce location provides inter-track wagering on interstate simulcasting of horse racing, dog racing, and jai-alai from various tracks and frontons in the United States and within the State of Florida. Jai-alai games are played live and simulcast year round from the Miami facility via satellite to a total of sixty two (62) pari-mutuel wagering locations in Florida, Connecticut, Rhode Island, as well as locations in Mexico, Central America, and Austria. Poker and dominoes are played at the Miami Jai-Alai Crystal Card Room. Ft. Pierce opened a card room on April 28, 2008 but does not operate domino tables.

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

On November 25, 1996, the Company, through a wholly-owned subsidiary, Florida Gaming Centers, Inc. ("Centers") entered into an agreement with WJA pursuant to which Centers agreed to acquire title to the three (3) WJA Frontons. The acquisition was consummated as of January 1, 1997. The Fort Pierce Fronton which had been purchased previously from WJA was also transferred into Centers. As of December 31, 2006 all agreements and contracts were paid in full or had expired.

Summer Jai Alai: Florida Gaming Centers, Inc. (“Centers”) held a 21% interest in Summer Jai-Alai (“SJA”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami Jai-Alai fronton.  The Company's Summer partners were Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors. Under the terms of the partnership agreement certain costs and expenses were allocated to Summer Jai-Alai Operations based upon specific formulas as set forth in the agreement. Pursuant to a lease agreement which expired in 2004, Summer Jai-Alai Operations rented the Miami fronton for the time in which its season was conducted. The rental was based upon 1% of handle.

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

Development of Cardrooms  On June 5, 2007, the St. Lucie county commissioners voted that Ft. Pierce Jai-Alai  be allowed to operate a card room.  The Company  converted approximately 12,000 square feet for the card room which will host poker games and tournaments with the maximum bet of $5.00, and no pot limit. Ft. Pierce Jai-alai management believes that the card room will be an alternative to local patrons who are currently traveling about fifty (50) miles to Palm Beach and Brevard Counties in order to play poker.   After extensive remodeling of approximately $1.6 million the card room opened on April 28, 2008.

A new Florida pari-mutuel statute was enacted July 1, 2007 allowing card rooms at licensed pari-mutuel facilities to add the game of dominoes, increase the maximum wager on poker from $2 to $5, and permit year round operation of card rooms. Card rooms are regulated by the Florida Division of Pari-Mutuel Wagering (“DPMW”).  Permitted games are limited to non-banked poker games and dominoes.

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

Development of Slot Machines.      On January 29, 2008, residents of Miami-Dade County passed a referendum that will allow Miami Jai-Alai  and two other pari-mutuel facilities in Dade County to install up to 2,000 slot machines.   The Company  will compete with three established racinos in adjoining Broward County north of Miami-Dade County, plus competition from Native American casinos.   Upon submission of the initial application for a slot machine license and annually thereafter, on the anniversary date of the issuance of the initial license, Miami Jai-Alai must pay to the division a nonrefundable license fee of $3 million for the succeeding 12 months of licensure. The current tax rate on slots is 50% of slot gross income.  The 50% high tax rate makes it difficult to compete with the Indians who pay no taxes and other forms of entertainment with customers discretionary income.

On July 1, 2007, legislation passed some positive new changes which will apply to the Miami Jai-Alai slots.

1.	Legislation permitted an additional 500 machines at the facilities , which increased from 1,500 machines to 2,000 machines;
2.	ATM machines are now allowed at the facilities;
3.	Hours of operation increased from 16 to 18 hrs a day on weekdays and 24 hours a day on weekends.

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

Dependence on one or a few major customers
The company depends on Scientific Games Corp. ("Scientific") a leading supplier of pari-mutuel wagering systems. Scientific provides the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data in a secure manner. The Company relies on the totalizator’s computer systems to ensure the integrity of our wagering process. If Scientific did not keep their technology up to date, this could effect the security of wagering, and limit our ability to serve our customers.

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

The DPMW also requires all totalizator operators, including the Company's vendor, Scientific Games Corp., to possess an annual totalizator license. Among the various requirements imposed by the DPMW, the totalizator operator is required to agree in writing to pay the DPMW an amount equal to any loss of state revenue from missed or canceled performances due to acts of the totalizator owner, operator, agents, or employees, and for any failure of the totalizator system, unless such acts are beyond the control of the above-listed persons. Every licensed totalizator operator must post a performance bond issued by a surety approved by the DPMW in the amount of $250,000 insuring the state against such revenue loss.

Businesses, such as vendors and contractual concessionaires, must also obtain an occupational license from the DPMW. Minors may be employed by a pari-mutuel facility as long as their employment is not directly involved with alcoholic beverages or wagering.

Daily License Fee. During the 2007-2008 live jai-alai season, a Daily License Fee of $40 was assessed for each jai-alai game conducted at each of the Company's Frontons. The Daily License Fee regulations amendments provide, however, that should an amendment to the Florida Constitution be adopted that would permit casino gambling at pari-mutuels such as the Frontons, the fee would return to $80 per jai-alai game; no such amendment has been passed. Such fee is paid to the DPMW to defray regulatory costs.

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

Florida Legislative Changes
On June 5, 2007 Florida Gaming received approval from the St. Lucie County Board of Commissioners to operate a card room at its’ Ft. Pierce Jai-Alai facility. The Company converted approximately 12,000 square feet for the card room which host poker games and tournaments with the maximum bet of $5.00, and no pot limit. The Company opened the card room on April 28, 2008. This will give local patrons an alternative to traveling fifty (50) miles to Palm Beach and Brevard Counties in order to play poker.

In November, 2004 voters in the state of Florida approved an amendment to the Constitution of the State of Florida to allow Broward and Dade Counties in Florida the local option to hold elections to approve Class III slot machine gaming at pari-mutuel betting facilities within Dade and Broward county. The Company's Miami fronton is located in Dade County. In March, 2005 local option elections were held in Broward and Dade Counties. The local referendum to approve slots passed in Broward County and failed in Dade County. State Law prohibited another local option referendum in Dade County for two years.  On January 29, 2008, Miami-Dade County voters approved, in a local referendum with 63% voting for the operation of up to 2000 Class III Las Vegas style slot machines at Miami Jai-Alai, a pari-mutuel wagering facility owned by Florida Gaming.

On July 1, 2007 Legislation was passed by Senate Bills 134 and 135, allowing year-round operation of poker rooms, adding dominoes to card rooms, and raising the maximum wager on poker from $2 to $5. Legislation also passed permitted an additional 500 slot machines up from the current 1,500 machines in Dade and Broward, and permitting ATM machines at the facilities, and extending the hours of operation from 16 hrs to 18 hrs on weekdays, and allowing 24 hours a day on the weekends.  These new rules will apply to Miami Jai-Alai.

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

Jai-Alai Tax Legislation. Major tax legislation which limits the amount of state handle and admission taxes went into effect July 1, 1998. The new law, (Section 2, Subsection (1b) of section 550.09511, Florida Statutes) states, in part, that ²  Any jai-alai permit holder that incurred state taxes on handle and admissions in an amount that exceeds its operating earnings in a fiscal year that ends during or after the 1997-1998 state fiscal year, is entitled to credit the excess amount of the taxes against state pari-mutuel taxes due and payable after June 30, 1998, during its next ensuing meets. ²

The Company’s Tampa Jai-Alai Permit (the fronton closed in 1998) retain such tax credits carried forward totaling $1,362,265.  The Company’s Ft. Pierce facility has not incurred statutory operating losses and therefore has not earned any state tax credits.

For the years 2001 through 2008, Miami had unused credits totaling $2,352,201 and Summer Jai-Alai had $1,220,208 unused Credits available for recovery.

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

Employees
As of December 31, 2008, the company had approximately 51 jai-alai players under contract.  The Company believes that its present employee relations with its jai-alai players, some of whom belong to the International Jai-Alai Players Association/U.A.W., and the Company's relations with other employees are satisfactory.

The Company has approximately 290 part-time employees and 85 full-time employees.

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

On  December 31, 2008, the Company entered into an agreement with Isle of Capri Casinos, Inc. for a $3,000,000 one year note bearing interest at the rate of ten percent (10%) per annum.  The note is secured by a first mortgage on the Ft. Pierce Jai-Alai facility which is located on approximately 37 acres.

Investment in Real Estate

In November, 1997, the Company entered into a new business — residential real estate development. These Properties consisted of over 100 fully-developed, and 163 partially-developed, single-family residential home sites, a swim and tennis club facility, and 27 acres of partially-developed commercial property. As of December 31, 2008, the Company has six (6) residential lots remaining to be sold with a mortgage of $39,732 on one of the lots. The six (6) lots have a book value of $297,500. The Properties are located on the east side of Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits, in Walton County.

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

The court did not grant the motion to dismiss and did not require the Company to post bond requested by the Division/State of Florida. As of December 31, 2005, the suit concluded due to expiration of the statute of limitations. However, the Company received letters dated July 15, 2008 and November 4, 2008 from the Division/State of Florida which reflected a computation of tax credits for Miami and Summer Jai-Alai that agreed with the Company’s records. The Company believes it will prevail should litigation be required to resolve this issue.

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

Affiliated

The Company was a Plaintiff in the United States District Court Southern District of Florida, Case No. 07-20897-CIV-UNGARO against Affiliated FM Insurance Company (“Affiliated”). The Company brought this action to compel appraisal of losses incurred when Hurricane Wilma damaged its facilities on October 24, 2005. Affiliated issued an insurance policy to the Company, with a term from December 1, 2004 until December 1, 2005. Affiliated argues that the Company has failed to fulfill its obligations under the policy by refusing to submit certain persons to examinations under oath and by failing to turn over documents, in particular the contract with Professional Construction Analysts (PCA), and documents related to PCA’s licensing status in Florida. The Defendant filed a motion to dismiss the Company’s claims on June 1, 2007, and requested a summary judgment with respect to post-loss obligations under the policy. On August 2, 2007, the Court denied Defendants Motion for Summary Judgment. The Company and Affiliated have agreed on a party to serve as umpire in the dispute. On August 31, 2007 the parties stipulated “to have the Appraisal Umpire issue an Itemized Appraisal Award per the policy’s terms.” The Appraisal Umpire entertained both oral and written evidence concerning the losses and issued an award based on that evidence.  On September 19, 2008, the lawsuit was settled, the Company received a check for $8,500,000 from Affiliated.  The Company had net proceeds of $7,134,956, after professional and consulting fees incurred amounted to $1,238,852 and bonuses of $126,192 to Mr. Licciardi and Mr. Collett, Jr.

Floridians against Expanded Gambling vs Floridians for a Level Playing Field

On August 8, 2006, the District Court of Appeals, First District, State of Florida rendered a decision in the case of Floridians Against Expanded Gambling (“FAEG”), et.al versus Floridians for a Level Playing Field, et. al. FAEG challenged the process by which signatures were collected in order to place a constitutional amendment on the ballot in 2004 allowing Miami-Dade and Broward County voters to approve slot machines in pari-mutuel facilities. The District Court of Appeals reversed a decision of the Florida trial court, which granted summary judgment and dismissed the challenge, and remanded the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process. A motion for rehearing by the entire Court of Appeals or in the alternative a motion for certification to the Florida Supreme Court was filed.   The case was re-heard by the entire Court of Appeals and the panel’s decision was upheld. However, after oral arguments were made on September 17, 2007, the District Court of Appeals issued an opinion on September 27, 2007, which held the case was not properly put before the District Court of Appeals, and therefore upheld the lower court’s decision to remand the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process.   The parties have agreed to a settlement of all pending claims and are preparing documents for a final order of dismissal by the court.  The Company has charged its estimated liability in this settlement to expense in the accompanying 2008 Statement of Operations.

Other Suits

The Company is a defendant in certain other suits which are deemed to be routine litigation in the ordinary course of business. The Company believes that the ultimate resolution of the suits will not have a material adverse impact on the Company's financial position or its results of operations.

Item 4. A submission of matters to a vote of security holders

At the Company’s 2008 Annual Meeting of Shareholders held on December 19, 2008, the following actions were taken:

The following Directors were elected for terms of offices expiring in 2009:
	For	Withheld
W. Bennett Collett, Sr.	3,116,805	359,461
W. Bennett Collett, Jr.	3,401,555	74,711
George Galloway, Jr.	3,117,372	358,894
Roland M. Howell	3,402,053	74,212
William C. Haddon	3,402,063	74,203
The following summarizes the votes to ratify the appointment of King & Company as the Company’s auditor for 2008:

For	Against	Abstain
3,469,772	6,177	317

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

The bid prices reflect inter dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The table shows the high and low bid prices for the years 2007 and 2008.

2008	High	Low

For the Quarter Ended:
March 31	23.45	13.80
June 30	17.00	10.05
September 30	10.01	3.50
December 31	3.75	2.06

2007	High	Low

For the Quarter Ended:
March 31	20.02	13.99
June 30	30.00	18.00
September 30	28.50	22.00
December 31	25.51	17.13

*************************

As of December 31, 2008, the Company had approximately 1,595 holders of record of its Common Stock.

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

Persons who may be deemed “affiliates” of the Company or who acquired the shares in a transaction exempt from registration under the U. S. Securities and Exchange Act (“the “Securities Act”) hold approximately 1,763,369 shares (“Restricted Shares”) of the 3,888,917 shares of Common Stock outstanding as of March 20, 2009, which may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. Holding, the holder of 1,325,869 Restricted Shares, has demand registration rights for its shares.   Holding has pledged 760,000 shares of common stock to secure a loan.  Of the restricted shares, 1,628,657 of the restricted shares have been held for over six months and are thus available for sale in the public market, subject to the volume and other limitations of Rule 144.

In general, under Rule 144 a person (or person whose shares are aggregated) who has beneficially owned Restricted Shares for at least six months, including a person who may be deemed an affiliate of the Company, is entitled to sell within any three-month period up to that number of shares of Common Stock that does not exceed the greater of 1% of the then-outstanding shares (approximately 38,889 shares) of Common Stock of the Company or up to the number of shares equal to the average weekly trading volume of the Common Stock on the Over-the-Counter Market during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain restrictions relating to manner of sale, notice, and the availability of current public information about the Company. A person who has not been an affiliate of the Company at any time during the 90 days preceding a sale and who has beneficially owned shares for at least two years could be entitled to sell such shares without regard to the volume limitations, manner of sale provisions and other requirements of Rule 144.

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

The Company has five issues of Convertible Preferred Stock outstanding as of December 31, 2008.  A complete description and summary of the Convertible Preferred Stock is set forth in “ITEM 8. Financial Statements - Note B.”

At December 31, 2008 the Company had outstanding a total of 870,625 stock options to purchase common stock of the Company to directors and officers and to certain key employees, 90,000 to advisors and consultants and 60,000 options in warrants in connection with financing.

Equity Compensation Plan Information
December 31, 2008

Number of
Securities
	Number		Remaining
	of securities	Weighted-	available for
	to be issued	Average	future issuance
	Upon	Exercise	under equity
	Exercise of	Price	compensation
	Outstanding	Of	Plans
	options,	Outstanding	(excluding
	Warrants,	options,	Securities
Plan	And	Warrants	reflected in
Category	Rights	and rights	column (a)

Equity compensation plans*	10,000	$2.25	0
approved by security holders

Equity compensation plans not	1,010,625	$10.47	250,000
approved by security holders

Total	1,020,625		250,000

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

Second Amended and Restated Officers and Directors Stock Option Plan
The Company's Second Amended and Restated Directors and Officers Stock Option Plan (the "Directors and Officers Plan") provides for the grant of stock options to the directors and executive officers of the Company and its subsidiaries to purchase shares of the Company's $.20 par value common stock to motivate them to contribute to the success of the Company. The Directors and Officers Plan may be administered by the Board of Directors or by a committee appointed by the Board of Directors (In either case, referred to herein as the “Committee”). All stock options granted under the Directors and Officers Plan must be approved by the Committee, and the Committee has full power to construe and interpret the plan subject to the plan's express provisions. The exercise price per share for an option granted under the Directors and Officers Plan shall not be less than the fair market value of the stock on the date the option is granted. If the Stock is listed on a national securities exchange, the closing price of the Stock on the composite tape as of the most recent date on which the Stock was traded prior to the Grant Date. If the Stock is quoted on NASDAQ, the mean high and low market prices for which the Stock is quoted as of the most recent date on which the Stock was quoted prior to the Grant Date. If the Stock is not listed on a national securities exchange or quoted on NASDAQ, but is traded over the counter, the last sales price of the Stock on the most recent date on which the Stock was sold in the over-the-counter market prior to the Grant Date. If the Stock is not listed on a national securities exchange, quoted on NASDAQ or traded in the over-the-counter market, the book value per share of the Stock determined in accordance with generally accepted accounting principles as of the last day of the fiscal quarter immediately preceding the Grant Date. On October 9, 2007, the Board of Directors amended the plan to make the options cashless and transferable. There are 115,125 options outstanding under the second amended and restated officers and directors stock option plan.

Second Amended and Restated Advisors and Consultants Stock Option Plan
The Company's Second Amended and Restated Advisors and Consultants Stock Option Plan (the "Advisors and Consultants Plan") provides for the grant of options to purchase shares of the Company's $.20 par value common stock to natural persons who provide bona fide valuable services to the Company that are not in connection with the offer of sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for the Company's securities. The Board of Directors administers the Advisors and Consultants Plan. All stock options granted under the Advisors and Consultants Plan must be approved by the Board of Directors, which has full power to construe and interpret the plan subject to the plan's express provisions. The exercise price per share for an option granted under the Advisors and Consultants Plan is the greater of three (3) times the book value per share as of the last day of the fiscal quarter immediately proceeding the date the option is granted as determined in accordance with generally accepted accounting principles, or the market value determined. If the Stock is listed on a national securities exchange, the closing price of the Stock on the composite tape as of the most recent date on which the Stock was traded prior to the Grant Date. If the Stock is quoted on NASDAQ, the mean high and low market prices for which the Stock is quoted as of the most recent date on which the Stock was quoted prior to the Grant Date. If the Stock is not listed on a national securities exchange or quoted on NASDAQ, but is traded over the counter, the last sales price of the Stock on the most recent date on which the Stock was sold in the over-the-counter market prior to the Grant Date. Options granted under the Advisors and Consultants Plan cannot be assigned or transferred except by will or the laws of descent and distribution, and cannot otherwise be pledged or hypothecated in any way. Any attempted assignment, transfer, pledge hypothecation or other disposition of an option, or the levy of any process upon an option, will render the option null, void and without effect. There are 90,000 options outstanding under this plan.

Non-Plan Options
On October 9, 2007, the Board of Directors amended the plan to make the options cashless and transferable. To exercise an Option, the Optionee or the other person(s) entitled to exercise the Option shall give written notice of exercise to the Treasurer of the Company, specifying the number of full shares to be purchased.  Such notice shall be accompanied by (1) payment in full for the Stock being purchased; or (2) payment in full or in part may be made in the form of Stock owned by the Optionee for at least 6 months -(based on the Fair Market Value of the Stock on the date the Option is exercised) evidenced by negotiable Stock certificates registered either in the sole name of the Optionee or the names of the Optionee and the Optionee’s spouse or the sole name of the transferee or the names of the transferee and the transferee’s spouse, or (3) by electing that the Company withhold shares that would otherwise be issued on exercise of the Option in payment of the purchase price; or (4) in any combination of the forgoing permitted methods with respect to a particular Option. If required by the Company the required withholding tax shall be paid to the Company in any manner specified in this section.” The Option is transferable but only if in the opinion of counsel acceptable to the Company the transfer of the Option will not violate the Securities Act of 1933 or any applicable state securities laws. The Stock Option Agreement shall  remain in full force and effect except as expressly amended herein.  There are 360,000 options outstanding under this plan.

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

Item 6. Select Financial Data.

Under SEC regulations, the information called for by this item is not required because the Company is a smaller reporting Company.

Item 7. Management's Discussion and Analysis or Plan of Operation.

You should read the following discussion together with the financial statements, including the related notes and the other financial information in this Form 10-K.

On June 5, 2007, the St. Lucie county commissioners voted that Ft. Pierce Jai-Alai be allowed to operate a card room. The Company converted approximately 12,000 square feet for the card room which hosts poker games and tournaments with the maximum bet of $5.00, and no pot limit. Ft. Pierce Jai-alai management believes that the card room will be an alternative to local patrons who are currently traveling about fifty (50) miles to Palm Beach and Brevard Counties in order to play poker. After extensive remodeling of approximately $1.6 million the card room opened on April 28, 2008.

On January 29, 2008 a $833,333 note was triggered by the passage of the slot machines in Dade County.  In March 2005, local option elections were held in Broward and Dade Counties. The Company’s Miami fronton is in Dade County. The local referendum passed in Broward County and failed in Dade County in 2005.   On January 31, 2005 the Company agreed to pay Dade County for certain “infrastructure improvements” required by the County in connection with the referendum. The arrangement required the Company to make an initial payment of $500,000 to Dade County in January 2005. A second payment of $833,333 was made on behalf of the Company by two other pari-mutuel facilities in Dade County. In consideration for this payment, the Company issued a note payable to these parties. The Company’s obligation to repay the $833,333 note was contingent on the passage of the gaming question. In January, 2008, the voters in Dade County voted to approve certain types of casino gaming at pari-mutual betting facilities. Accordingly, the Company recorded the resulting $833,333 liability concurrently with a charge to expense.    The Note is payable over three years, with an interest rate of  prime plus 4%.  The Company will compete with three established racinos in adjoining Broward County north of Miami-Dade County, plus competition from Native American casinos. The tax rate on the slots is 50% of slot gross income. The 50% high tax rate makes it difficult to compete with the Indians who pay no taxes and other forms of entertainment with customers discretionary income.    (See Note H)

On June 26, 2008, the Company issued a Promissory Note to an unaffiliated third party for $1,000,000 with interest rate equal to prime plus three points. The entire unpaid principal balance of this Note, together with accrued interest, was due and payable on September 30, 2008. The Company issued 20,000 warrants at $12.50 per share to facilitate this loan. The warrants were valued at $3.34 per share for a total capitalized financing cost of value of $34,756. On October 3, 2008 the Company re-priced these warrants to an exercise price of $8.25 per share. This $1,000,000 note plus $20,000 interest was paid off on October 1, 2008.  (See Note C)

On September 19, 2008, the Company settled a lawsuit against Affiliated FM Insurance Company for a total of $8,500,000. The claim resulted from damages caused by Hurricane Wilma in October, 2005. By statute, Affiliated FM Insurance had 20 days to pay Florida Gaming the money owed. Florida Gaming incurred legal and professional expenses related to the settlement of approximately $1,238,872. The Company paid bonuses to two officers, Mr. William B. Collett, Jr. and Mr. Daniel Licciardi of $63,086 each for their efforts in obtaining this settlement.  (See Note N)

On October 31, 2008, the Freedom Financial Corporation note with the Company matured.     On November 1, 2008, the Company refinanced that note with Freedom Holding, Inc. (“Holding”), the parent company of Freedom Financial for $1,322,574.  The Holding note is unsecured, bears interest at 10.0% per annum, and matures on May 1, 2009. (See Note H)

The Company entered into a new financing arrangement with Isle of Capri Casinos, Inc. (“Isle”) relative to the $5,000,000 note which was due December 31, 2008.  On December 31, 2008,  the Company paid $2,000,000 on the original note and issued a new note and mortgage for $3,000,000 to Isle.  The new note for $3,000,000 is due December 31, 2009,  bears interest at the rate of ten percent (10%) per annum,  and is secured by a first mortgage on the Ft. Pierce Jai-Alai facility which is located on 37 acres owned by the Company.  (See Note H)

On January 6, 2009, the Company agreed to acquire a total of 10.982 acres of property from Miami-Dade County in exchange for an easement of .492 acres to be used by the Miami-Dade Metro Rail, an overhead light rail system.  The total purchase price of the 10.982 acres was $16,742,145. The Company agreed to exchange the easement of .492 acres valued at $1,014,300, plus cash of $1,572,785, and a 15-year, 7 ¼% fixed rate interest in the amount of $14,155,060.  The Company also received air-rights from Miami-Dade County over N.W. 37th Avenue which separates the two parcels.  Upon conclusion of these actions Miami Jai-Alai’s casino footprint will effectively grow from the present 8.9 acres to approximately 20 acres, thereby accommodating any potential future build-out. This will also allow Miami Jai-Alai to virtually enclose its casino area and provide a controlled, safe and well illuminated facility.  Miami Jai-Alai has the right to operate 2,000 slot machines as well as wager on live jai-alai, simulcast horses and jai-alai and operates poker and domino tables.

The Company has retained Morowitz Gaming Advisors, LLC and Insight Casino Research, LLC to conduct a market study of Miami Dade County as well as the southern portion of Broward County. The study will determine the size and demographic composition of the gaming market, current gaming patterns and preferences of the Hispanic and Non-Hispanic populations within the aforementioned area. In addition the study will target specific segments to determine what amenities will allow Miami Jai-Alai to compete effectively. The amenities studied will be food and beverage entertainment options, and preferred promotions and incentives among others all with the purpose of providing the most likely combination to drive visitation to the Miami Jai-Alai venue. The Company seeks to determine what slot players are satisfied with at the venues they now patronize and how to enhance the overall gaming/dining experience in order to make Miami Jai Alai an effective competitor in the South Florida market.
.
Fiscal Year 2008 Compared with Fiscal Year 2007

During the twelve months ended December 31, 2008 and December 31, 2007, the Company's operations reflect twelve months operation of live jai-alai performances at the Miami facility, and three months of live jai-alai performances at Ft. Pierce, along with a year round schedule of ITW. There were no operations at the real estate development in Loganville, GA.

COMPARISON DEFINITION

The following analysis of handle, revenues, real estate sales, attendance, operating expenses and general & administrative expenses in this part of the report compares figures for the twelve months ended December 31, 2008 to figures for the twelve months ended December 31, 2007, for the Miami and Ft. Pierce pari-mutuel facilities, and the real estate development.

Handle Analysis

Total Handle for the twelve months ended December 31,2008 was $69,438,505 of which $15,220,308 was wagered on live jai-alai, $17,291,894 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting, and $36,926,303 was wagered on inter-track guest signals carried at the Company's two frontons.

Total Handle for the twelve months ended December 31,2007 was $84,271,275 of which $17,826,419 was wagered on live jai-alai, $22,107,103 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting, and $44,337,753 was wagered on inter-track guest signals carried at the Company's two frontons.

Handle Increases and Decreases

Total handle for the twelve months ended December 31, 2008 was $69,438,505 compared to $84,271,275 for the twelve months ended December 31, 2007. Total handle for the twelve months ended December 31, 2008 decreased $14,832,770 or 17.6%.

Live handle and host signal for the twelve-months ended December 31, 2008 was $32,512,202 compared to $39,933,522 for the same period in 2007, a decrease of $6,170,408 or 18.6%.

ITW handle decreased from $44,337,753 in 2007 to $36,926,303 for the same period in 2008, —a decrease of $7,411,450 (16.7%).

A reduction in the number of live performances at Miami and the live operation of Ft. Pierce during a less favorable time of year when compared to 2007, adversely impacted live handle. Also ITW operation was negatively impacted due to an action taken by horse breeders against Calder that effected what simulcast signals could pass through to Ft. Pierce and Miami. This was in addition to increased competion as well as a downturn in the overall economy.

Revenue

Net Pari-Mutuel Revenues
Pari-mutuel revenues, net of state taxes and guest commissions, for the year ended December 31, 2008 were $7,966,971 compared to net pari-mutuel revenues of $9,647,670 for the same period in 2007, a decrease of $1,680,699 (17.42%). Revenues for the twelve months ended December 31, 2007, consisted of $4,925,709 from live and simulcast jai-alai wagering and $3,041,262 from inter-track guest commission. This compares to revenues for the twelve months ended December 31, 2007 of $6,009,874 from live and simulcast jai-alai wagering and $3,637,796 from inter-track guest commission.

The Company eliminated Wednesday night performances which resulted in fewer performances.

Admissions Income
Admissions Income, net of state taxes, for the year ended December 31, 2008, was $30,013, net of state taxes, compared to $21,044 for the year ended December 31, 2007, an increase of $8,969 or 4.3%.

Program Revenue
Program Revenue  for the year ended December 31, 2008, was $118,376 compares to $140,040, a $21,664 decrease.

Food and Beverage
Food and beverage income increased $222,126 (32.8%) to $899,910 for the year ended December 31, 2008, compared to $677,784 for the year ended December 31, 2007. Food and beverage income is revenue from the bar and concession stand.  Food and Beverage income has substantially increased due to Ft. Pierce Jai-Alai opening the card room on April 28, 2008.  There has been an increase in sales at the bar and concession stands at Ft. Pierce.

Card room revenue
Card Room revenue for the Miami & Ft. Pierce Crystal Card Room for the twelve months ended December 31, 2008 was $4,847,231 compared to $781,732 for the same period in 2007, an increase of $4,065,499.  Ft. Pierce opened their card room on April 28, 2008.  The 2008 revenue includes eight months of operation at Ft. Pierce.

Other Revenue
Other Revenue for the year ended December 31, 2008 was $138,462 compared to $123,938 for the year ended December 31, 2007. Other Revenue primarily consists of souvenirs, parking, vending machines, lottery commission and misc. income.

Real Estate Sales
The Company had real estate sales of -0- for the years 2008 and 2007.

Operating Expenses

The Company's operating expenses for the year ended December 31, 2008 were $16,142,160 compared to $12,897,770 for the same period in 2007, a $3,244,390 increase. The largest increase in operating expenses was in card room expenses.  Ft. Pierce opened their card room on April 28, 2008.

Advertising and Promotions
Advertising and promotional costs were $712,104 for the year ended December 31, 2008, compared to $390,729 for the year ended December 31, 2007. A total increase of $321,375 or 82.2%.   Of the $712,104 expense, $294, 289 was for advertising for the year ended December 31, 2008, compared to $73,787 for the year ended December 31, 2007. Ft. pierce opened a card room on April 28, 2008 and their has been additional advertising expense.     Public relations increased from $73,787 for the year ended December 31, 2007 to $294,289 for the year ended December 31, 2008.   Public relations increased due to the Miami Jai-Alai slots campaign.

Operating and Mutuel Payroll and related costs
Total operating and mutual payroll costs were $4,986,358 for the year 2008, compared to $4,328,749 in 2007, a $657,609 increase. Mutuels payroll for the year ended December 31, 2007 was $937,052, compared to $922,421 for the same period in 2007. Admission payroll for 2008 was $63,402 compared to $70,539 during the same period in 2007. Maintenance and janitorial payroll was $709,668 for the year ended 2008 compared to $605,792 for the same period in 2007. Security payroll for 2008 was $949,063 compared to $777,320 for the same period in 2007. Employee benefits were $959,222 compared to $872,003, an increase of $87,219. Employee benefits consists of insurance for health care for the players and employees. Office payroll was $335,021 for the year ended 2008, compared to $326,562 for the same period in 2007. Related costs consisting of payroll taxes were $958,697 for year 2008 compared to $675,366 for the year 2007. Security and maintenance saw a large increase due to the opening of the Ft. Pierce card room.

Player payroll and related costs
Player payroll and related costs for the year ended December 31, 2008 were $3,237,222 compared to $3,349,123 for the year ended December 31, 2007, a 3.3% decrease. The largest portion of the players decrease was due to a decrease in Players payroll of $112,626 and the players prize money decreased $43,026.

Food and beverage costs
Food and beverage costs for the period ended December 31, 2008, were $916,841 compared to $757,660 for the same period in 2007. Food and Beverage costs are from the bar and concession stand. Bar payroll was $93,687 for period ended December 31, 2008, compared to $158,731 in 2007. Bar purchases were $166,514 for the year ended December 31, 2008, compared to $132,633 for the same period in 2007, a $33,881 increase or 26%. Concession payroll was $344,965 for the year ended December 31, 2008, compared to $291,970 for the same period in 2007, an increase of $52,995. Concession purchases totaled $320,722 for the year ended December 31, 2007 compared to $183,618 for the year ended December 31, 2007, a $137,104  increase. Costs are higher due to the increased sales at the Ft. Pierce card room.

Repairs and Maintenance
Total Repairs and Maintenance for the year ended December 31, 2008, was $336,230 compared to $305,546 for the same period in 2007.

Totalizator/teleview rental
The Company leases totalizator equipment at each fronton. The cost was $387,901 for the year ended December 31, 2008 compared to $386,533 for the year ended December 31, 2007.

ITW and television costs
Total ITW and television costs were the year ended December 31, 2008 were $776,756 compared to $706,203 for the same period in 2007, an increase of $70,553. Of the total costs for 2008, TV Camera rental costs increased $83,632 to $389,823, and ITW tote and telecom costs decreased $13,690 to $532,434.

Programs
Total Program costs were $164,779 for 2008, compared to $179,695 for the same period in 2007, a decrease of $14,916. Out of the total program costs, payroll totaled $12,905 for the year ended December 31, 2008, compared to $15,383 for the same period in 2007. Program expenses totaled $151,874 for the year ended December 31, 2008, compared to $164,312 for the same period in 2007.

Cardroom payroll and related costs
Cardroom payroll totaled $1,225,170 for 2008 compared to $256,437 for the same period in 2007.  The reason for the large increase in costs is due to the opening of the Ft. Pierce Card Room on April 28, 2008.

Other card room operating costs
Expenses related to cardroom operations amounted to $1,102,908 for the year ended December 31, 2008, compared to $264,253 in 2007. The reason for the large increase in costs is due to the opening of the Ft. Pierce Card Room on April 28, 2008.  All card room costs have increased due to their opening.  The largest increase in costs were from the state participation which was $99,125 in 2007, to $570,488 for the year 2008.  The supplemental prize money increased from $29,850 in 2007 to $193,889 in 2008.  The Company also had to pay City and County taxes for operating the Ft. Pierce card room in St. Lucie County.  The Company paid $92,967 to St. Lucie County  in 2008 compared to -0- in 2007.

Depreciation and amortization
Deprecation and Amortization expense amounted to $417,794 for the year ended December 31, 2008 compared to $317,815 for the same period in 2007. Of that total, depreciation expense for the year ended December 31, 2008, was $406,461 and amortization was $11,333, compared to Deprecation expense of $306,482 and amortization of $11,333 for the same period in 2007.  The company had additional expense on card room equipment purchased for Ft. Pierce.

Utilites
Utility costs increased from $569,469 for the year ended December 31, 2007 to $602,959 for the same period in 2008.  With the Card Room opening in Ft. Pierce there is increased expenditures on utilities.

Cost of Real Estate Sales
The Company had cost of real estate sales of -0- for the years ended December 31, 2008 and 2007.

 Provision for loss on real estate
The Company had provision for loss of -0- for the years ended 2008 and 2007.

Misc. net
Misc expenses were $1,275,138 for the year 2008, compared to $1,085,558 for the same year in 2007,  a $189,580 increase. Due to the opening of the Ft. Pierce card room in April of 2008, there were several increases in misc. expenses. One of the more significant increases consisted of  cleaning supplies which increased $29,290 for the year ended December 31, 2008 compared to the year ended December 31, 2007.

General and Administrative Expenses

The Company's general and administrative expenses decreased $1,180,829 (19.3%) to $4,943,234 for the twelve months ended December 31, 2008, compared to $6,124,063 for the twelve-months ended December 31, 2007. A large portion of that increase can be attributed to the Company expensing stock options in 2007 which resulted in an expense of $1,890,544 in 2007, compared to $664,291 in 2008.

Comparisons of significant categories of general and administrative expense for 2008 versus 2007 are as follows:

Executive payroll and related costs
Executive payroll and related costs  were $542,059 in 2008, compared to $538,952 in 2007.

Stock Options
The Company re-priced stock options during 2008, which led to a stock option expense of $664,291.  This compares to stock option expense of $1,890,544 in 2007 relating to the issuance of  858,625 stock options during 2006 which vested ½ in 2006 and the other half in 2007.  The Company expensed these options using the Black-Scholes method.  The Company re-priced these options from $17.00 to $8.25 during the year 2008 which resulted in additional option expense of $664,291.

Director Fees
The Company has three non-employee directors and they each receive $2,000 per month  The Board of Directors increased the fees from $1,500 to $2,000 effective June 1, 2008. Director Fees for the periods ended December 31, 2008 were $63,000 compared to $45,000 for the year ended December 31, 2007.

Management consulting
Total management consulting fees for the year ended December 31, 2008, were $765,000 compared to $680,000 during 2007. The $85,000 increase is due to the Board of Directors authorizing an increase of $5,000 per month effective April 1, 2008. Management fees consist of fees paid to Freedom Financial Corporation for services provided by W. B. Collett, Chairman and CEO. (See Note G)

Telephone and Travel
Total fees for telephone and travel were $521,982 for the year ended December 31, 2008, compared to $387,879 for the same period in 2007. Of the $521,982, telephone expenses increased from $82,168 for the period ended December 31, 2007, to $99,675 for the same period in 2008. Travel expenses increased $116,595 (38%) to $422,307 for the year ended December 31, 2008 compared to $305,711 for the same period in 2007. W. Bennett Collett, Chairman and CEO campaigned in Miami for the slot machines during 2008 and also oversaw the card room construction at the Ft. Pierce Jai-Alai.

Professional fees
Professional fees were $549,913 in 2008 compared to $632,749 in 2007, a decrease of $82,836 or 13.9%. Included in professional fees are lawyers, accountants, and consultants.

Interest and Financing Costs
The Company had total interest and financing costs of $617,044 for the twelve month period ended December 31, 2008 compared to $704,281 during the same period in 2007. Of the total, $617,044, interest costs totaled $495,749 for the twelve month period ended December 31, 2008, compared to $491,918 for the same period in 2007.   The Company paid Isle of Capri $75,000 quarterly for interest expense for a total of $300,000 per year. Financing costs were $65,858 for the year ended December 31, 2008, compared to $212,232 for the same period in 2007. During 2008, the Company incurred financing costs related to the Isle of Capri note and the Freedom Holding note, both matured in 2008.  This compares to the year ended December 31, 2007, the Company issued 20,000 warrants and incurred other financing costs of $182,704 related to the sale of AA Preferred Stock.

Property Taxes
Property taxes were $403,467 for the year ended December 31, 2008, compared to $400,191 for the same period in 2007.

Insurance Costs
The Company had insurance expense of $816,478 for the twelve months ended December 31, 2008, compared to insurance expense of $844,467 for the same period in 2007. A decrease of $27,989. Insurance rates are substantial in the state of Florida. Ft. Pierce was damaged by two (2) hurricanes in 2004, and Miami was damaged by a hurricane in 2005.

Other Income and Expense

Other income for the year ended December 31, 2008, was $6,977,385 compared to $977,297 for the same period in 2007. There was interest income of $53,696 for the twelve months ended December 31, 2008, compared to $159,971 for the same period in 2007 a decrease of $106,275. There was additional income of $853,892 in State Tax credits on handle and admissions in 2008, compared to $817,326 for the same period in 2007. The Company had insurance recoveries, net of losses, of $7,134,956 in 2008 compared to -0- in 2007.  On September 19, 2008, the Company settled a lawsuit against Affiliated FM Insurance Company for a total of $8,500,000.  The claim resulted from damages caused by Hurricane Wilma in October, 2005.  By statute, Affiliated FM Insurance had 20 days to pay Florida Gaming the money owed.  Florida Gaming incurred legal and professional expenses related to the settlement of approximately $1,238,872.  The Company paid bonuses to two officers, Mr. William B. Collett, Jr. and Mr. Daniel Licciardi of $63,086 each for their efforts in obtaining this settlement.    Also in other income was legislative expenses of $1,083,333 for the year ended December 31, 2008 compared to  -0- for the same period in 2007.  Includes in the legislative expense is a  $833,333 legislative Initiative Note that was triggered on January 29, 2008 by the state authorizing slot machines at the Miami Jai-Alai facility (See Note M).

Liquidity and Capital Resources

The Company had cash and cash equivalents of $1,512,719 at December 31, 2008, compared to $3,423,695 at December 31, 2007. The Company had negative working capital of approximately $6,912,117 during the year ended December 31, 2008, compared to negative working capital of $6,768,996 in 2007.  Both years the Company had current liabilities that included the Isle of Capri Note and the Freedom Note.  On December 31, 2008, the note with Isle of Capri is for  $3,000,000 note and is due on December 31, 2009, and the Company has a note with Freedom Holding due May 1, 2009 for $1,322,574.  On January 29, 2008, the Company triggered a legislative note of $833,333 that has a current liability of $277,777.  The compares to a note with Isle of Capri for $5,000,000 and a note with Freedom Financial for 1,416,172 for the year ended December 31, 2007.

Net cash used in operating activities was $5,130,125 in 2008, compared to $3,247,452 in 2007. During 2008, the Company re-priced stock options that were issued in 2006 and had stock option expense of $664,291. The Company issued warrants during 2008 to Mr. Jim Stuckert and Freedom Holding and had warrant expense of $52,129.   This compares to $1,890,544 option expense during the year ended December 31, 2007.   On September 19, 2008, the Company settled a lawsuit against Affiliated FM Insurance Company for a total of $8,500,000.  The claim resulted from damages caused by Hurricane Wilma in October, 2005. Florida Gaming incurred legal and professional expenses related to the settlement of approximately $1,238,872.  The Company paid bonuses to two officers, Mr. William B. Collett, Jr. and Mr. Daniel Licciardi of $63,086 each for their efforts in obtaining this settlement.  As a result, the Company had insurance recoveries net of loss of $7,134,956 for the year ended December 31, 2008, compared to -0- for the same period in 2007.  The Company also has an expense that consisted of  $1,083,333 legislative initiatives.  A $833,333 note was triggered on January 29, 2008 by the state authorizing slot machines at the Miami Jai-Alai facility (See Note M).

Net cash provided by investing totaled $5,188,244 for 2008, compared to $155,037 in 2007.   The Company had purchases of property and equipment of $1,946,712 for 2008 compared to $797,123 during 2007.  The Company purchased additional equipment for the card room at the Ft. Pierce Jai-Alai.  The Company also received $7,134,956, net,  from insurance proceeds for the Wilma Hurricane settlement compared to $952,160 in 2007.

During 2008, net cash used in financing activities totaled $1,969,095 compared to provided by $4,338,200 cash used in financing activities in 2007, a difference of $6,307,295. During the year ended  December 31, 2008, the Company paid Isle of Capri $2,000,000 on its’ note, $93,598 on the note with Freedom Financial, and $254,630 on the legislative note.  During 2008, the Company received $933,750 from the exercise of 415,000 options at $2.25 per share.   This compares to the Company receiving $5,000,000 from the issuance of Preferred AA stock during 2007. The Company issued 5,000 shares $1,000 per share. Costs associated with the issuance of the Preferred AA were $203,621. During 2008, the Company paid or accrued dividends of $551,322 compared to $283,315 during the same period in 2007.

The Company leased totalizator equipment from Scientific Games Corp. at each fronton under leases which expired October 31, 2008. The leases required minimum annual rental at the Miami and Ft. Pierce locations. Transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of $500 per performance. Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2008 and 2007 was approximately $388,000 and $387,000, respectively. For 2009, the equipment is leased on a month to month basis.

The Company also leases parking facilities adjacent to the Miami fronton. This lease was dated February 17, 2003, and during 2008 there was a required annual payment of $130,000. The 2009 renewal required an annual payment of $135,000.

As of December 31, 2008, the Company owed Freedom  Holding $1,322,574 in an unsecured Note (See Note H).  The Note was issued on November 1, 2008, and is unsecured and bears interest at 10% and matures on May 1, 2009.  The Company also owes Isle of Capri Casinos, Inc. a secured note in the amount of $3,000,000 which is due in full on December 31, 2009 (See Note H).    The Company owes West Flagler and Calder Race Course, $578,703 for a note that was triggered by the January 29, 2008 election that voted to allow Miami Jai-Alai slots (See Note M for further information).   The Company  plans to secure the funds necessary to pay these amounts as they become due.  If necessary, the Company intends to raise funds by taking out a mortgage on the 20 acres located at Ft. Pierce Jai-alai, or take out a mortgage on the Miami Jai-Alai.  Ft. Pierce Jai-Alai has a $3,000,000 mortgage and the Fronton is appraised at a higher value.  If necessary, the Company intends to raise new capital in a private placement of equity securities. There is no assurance that the Company will be successful in any of these efforts.

(a) Off -Balance Sheet Arrangements
None.

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

The policies and estimates discussed below are considered by management to be critical to an understanding of the Company's financial statements because their application requires the most significant judgments from management in estimating matters for financial reporting that are inherently uncertain. See Note A - "Summary of Significant Accounting Policies" to our financial statements for additional information on these policies and estimates, as well as discussion of additional accounting policies and estimates.

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

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. Allowance for doubtful accounts totaled -0- for the years ended December 31, 2008 and 2007.

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

In accordance with SFAS No. 144, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annually and has found this to be very effective. Provisions for losses totaled -0- on property held for sale, for the years ended December 31, 2008 and 2007.

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

The Company's policy for unclaimed winning tickets follows the requirements as set forth by the State of Florida. Abandoned tickets are winning tickets that remain uncashed for a period of one year. The value of the abandoned tickets escheat to the state. These funds are deposited into the State School Fund for support and maintenance of Florida's public schools. During 2008, unclaimed winning totaled $261,800 compared to $228,400 for the same period in 2007.

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.

Under SEC regulations, the information called for by this item is not required because the Company is a smaller reporting Company.

Item 8.         Financial Statements

List of Financial Statements Filed.

See accompanying Financial Statements:
Balance Sheets as of December 31, 2008 and 2007.
Statements of Income for the years ended December 31, 2008 and 2007.
Statement of Changes in Stockholders' Equity for the two years ended December 31, 2008 and 2007.
Statements of Cash Flows for the years ended December 31, 2008 and 2007.
Notes to Financial Statements.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).      Controls and Procedures.

As of December 31, 2008, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of  disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report of the effectiveness on the design and operation of  internal control over financial reporting was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

ITEM 9B.    Other Information

No information to be reported.

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth certain information concerning the Company's executive officers and directors at December 31, 2008:

Name	Age	Position with the Company	Director or Executive Officer Since

W. Bennett Collett	76	Chief Executive Officer, Director and Chairman	1993

W. Bennett Collett, Jr.	53	President , Director, and Chief Operating Officer	1993

Kimberly R. Tharp	51	Chief Financial Officer, Secretary and Treasurer	2002

Daniel Licciardi	52	Executive Vice-President and Pari-Mutuels Manager	1998

Jennifer Chong	52	Controller	2003

George Galloway, Jr.	75	Director	1994

Roland M. Howell	93	Director	1995

William Haddon	77	Director	2001

W. Bennett Collett has served as Chairman of the Board, Chief Executive Officer and a director of Freedom Financial Corporation (“Freedom”) since its formation in 1985. Freedom was a registered bank holding company until January, 1988 when it sold its banking subsidiaries. Mr. Collett has served as Chairman and director of Freedom Holding, Inc. (“Holding”) since its formation in December 1992. Holding's sole business currently is to hold shares of  Florida Gaming Corporation. Collett was involved in the management of banking and financial service companies for over 30 years, having been a principal officer, and director of ten commercial banks. For 14 years Mr. Collett was a principal shareholder and chief executive officer of various banks and finance companies in Alabama, Arkansas, Georgia, Indiana and Missouri ranging in asset size from $1,000,000 to $500,000,000.

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

Kimberly R. Tharp was elected Chief Financial Officer of the Company in 2002 and still serves in that capacity. She has served Freedom since 1995 to present, in various capacities, including Chief Financial Officer, Controller and Secretary.

Daniel Licciardi was elected Exec. Vice-President and Pari-Mutuels Manager in 1998 of Florida Gaming Centers.  Mr. Licciardi was employed at the Miami Jai-Alai when present management took over in 1997. He has overseen the operations at the Miami Jai-Alai for over 20 years.

Jennifer Chong has worked in various positions at the Miami Jai-Alai and was elected Controller in 2003. She had previously served Centers as Asst. Controller.

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

To the Company's knowledge, based solely on a review of the copies of such reports and certain representations furnished to the Company, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

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

Code of Ethics

The Code of Ethics can be viewed on the Company's website @ www.fla-gaming.com

Item 11.      Executive Compensation

Cash Compensation.

The following table sets forth all cash compensation paid by the Company for the fiscal years ended December 31, 2008 and 2007 for W. Bennett Collett, W. B. Collett, Jr., and Daniel Licciardi. W. Bennett Collett received no cash compensation from the Company from the time he began service as an executive officer on March 31, 1993 through December 31, 1995.

SUMMARY COMPENSATION TABLE

Name of Executive Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Non- Qualified Deferred Compen- sation Earnings	All Other Compen- sation		Total
		($)	($)	($)	($)	($)	($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

W. B. Collett	2008	$765,000			-			39,983	(1)	804,983
Chairman and CEO	2007	$680,000			1,981,700			36,881		2,698,581

W. B. Collett, Jr.	2008	263,000	63,086		-			23,562	(1)	349,648
President	2007	263,000			618,470			15,488		896,958

Daniel Licciardi	2008	141,300	63,086		-			448,500		652,886
Exec. Vice President	2007	141,300			163,756			6,000		311,056

(1) W.B. Collett and W.B. Collett, Jr. transferred 726,000 options to Freedom Holding, Inc. on March 11, 2008. W. B. Collett transferred  528,000 options, and W.B. Collett, Jr. transferred 198,000 options.  On March 14, 2008 Freedom Holding, Inc. exercised 335,000 options at $2.25 per share and the stock had a fair market value of $17.20. Freedom Holding, Inc. recognized an option spread of $5,008,250.  Of the 335,000 options exercised,  230,000 were options Mr. Collett had transferred, and 105,000  were options that W. B. Collett, Jr.  transferred. W. B. Collett owns 85.09% of Freedom Holding, Inc. and W. B. Collett, Jr. owns 9.21% of Freedom Holding, Inc.

Salary (c)
In September, 1997, the Company discontinued the salary payments to Mr. Collett and began paying $30,000 per month to Freedom Financial Corporation (“Freedom”) in lieu of paying a salary to Mr. Collett. The payments to Freedom totaled $360,000 in each year from 1998 to 2002. Beginning in 2003, the payments were increased to $40,000 a month to Mr. Collett. The Board of Directors elected to give Mr. Collett an increase of $10,000 per month to $50,000 per month effective May 1, 2005. On May 1, 2007 the Board of Directors gave Mr. Collett an increase of $10,000 per month which increased his salary to $60,000 per month. On April 1, 2008, the Board of Directors authorized an increase of $5,000 per month which increased his salary to $65,000 per month.  Mr. Collett is Chairman of the Board and Chief Executive Officer of Freedom. As of December 31, 2008, there was no written employment or consulting agreement between the Company and Freedom Financial Corporation. The Company has no employment agreements with any of the officers.

Bonus (d)
During 2008, Mr. Collett, Jr. and Mr. Licciardi each received a bonus of  $63,086 for their efforts in obtaining an insurance settlement from Affiliated Insurance Company.  During 2007, the Company did not issue any bonuses.

Option Awards (f)
During 2008, the Company did not issue any options to officers.  During 2008, the Company did re-price the options that were issued in July 2006 from $17.00 per share to $8.25 per share.

W. B. Collett was issued 298,000 options in July 2006 for $17.00 a share with a fair value of $13.30 a share. Half the options, or 149,000 shares vested on December 31, 2006, and the remaining 149,000 vested on July 1, 2007. These options were re-priced during 2008, to $8.25 per share.   On March 11, 2008, W. B. Collett transferred his 528,000 options to Freedom Holding, Inc. W. B. Collett owns 85.09% of Freedom Holding, Inc.

W. B. Collett, Jr. was issued 93,000 options in July 2006 for $17.00 a share with a fair value of $13.30 a share. Half the options, or 46,500 shares vested on December 31, 2006, and the remaining 46,500 vested on July 1, 2007.  These options were re-priced during 2008, to $8.25 per share.   On March 11, 2008, W. B. Collett  Jr. transferred 198,000 options to Freedom Holding, Inc. W. B. Collett, Jr.  owns 9.21% of Freedom Holding, Inc.

Daniel Licciardi was issued 24,625 options in July 2006 for $17.00 a share with a fair value of $13.30 a share. Half the options, or 12,312.5 shares vested on December 31, 2006, and the remaining 12,312.5 vested on July 1, 2007.  These options were re-priced during 2008, to $8.25 per share.

Other Compensation (I)
W. B. Collett had other compensation of $39,983 for the year ended 2008. Of the $39,983, $24,383 included reimbursements for medical payments, insurance and auto repairs made on personal cars used for company business, and maintenance at residence for 2008.  The remaining $15,600 was for $300 a week discretionary expense allowance. This compares to other compensation of $36,881 in 2007. The $36,881 included payments for repairs and insurance for personal automobiles used for company business, and $300 a week discretionary expense allowance.

W.B. Collett, Jr. had other compensation of $23,562 which included  $22,109 in car payments and repairs made by the Company for personal autos used in Company business, and personal travel expenses of $1,453. This compares to other compensation of $15,488 for the year 2007, of which $2,877 for repairs to personal automobiles, $7,663 in car payments made  by the Company on personal cars used for company business, and $4,948 in personal travel expense.

Dan Licciardi had other compensation of $448,500 for 2008. Mr. Licciardi exercised 30,000 stock options on March 17, 2008 for $2.25 and the stock had a fair value of $17.20.  Mr. Licciardi recognized an option spread of $442,500 and he received $6,000 for auto allowance during the years 2008 and 2007.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008
									Equity
									Incentive
								Equity	Plan
			Equity					Incentive	Awards:
			Incentive					Plan	Market or
			Plan					Awards:	Payout
		Number	Awards:					Number of	Value of
	Number	of	Number of				Market	Unearned	Unearned
	of	Securities	Securities			Number	Value of	Shares,	Shares,
	Securities	Underlying	Underlying			of Shares	Shares of	Units or	Units or
	Underlying	Unexercised	Unexer-			or units of	Units of	Other	Other
	Unexercised	Options	cised	Option	Option	Stock That	Stock That	Rights That	Rights
	Options	(#)	Unearned	Exercise	Expira-	Have Not	Have Not	Have Not	That Have
	(#)	Unexercis-	Options	Price	tion	Vested	Vested	Vested	Not Vested
Name	Exercisable	able	(#)	($)	Date	($)	($)	(#)	($)
(a)	(b)	©	(d)	(e)	(f)	(g)	(h)	(i)	(j)
W. B. Collett	250,000			8.25	7/11/2009
Chairman & CEO	48,000			8.25	7/10/2012

W. B. Collett, Jr.	75,000			8.25	7/11/2009
President & COO	18,000			8.25	7/10/2012

Kimberly Tharp	4,125			8.25	7/10/2012
CFO,Treas & Sec	5,000			2.25	2/12/2009

Daniel Licciardi	17,500			8.25	7/11/2009
Ex Vice-Pres.	7,125			8.25	7/12/2012
& Pari Mutels Mgr

Jennifer Chong	2,250			8.25	7/10/2012
Controller	5,000			2.25	2/12/2009

W. B. Collett was issued 48,000 options on July 10, 2006, for $17.00 per share of which 1/2 vested on December 31, 2006, and the remaining 1/2 vested on   July 1, 2007. Mr. Collett was also issued 250,000 options on July 11, 2006, which 1/2 vested on December 31, 2006, and the remaining 1/2 vested on July 1, 2007. On March 11, 2008, Mr. Collett transferred all his options (528,000) to Freedom Holding, Inc.   On March 14, 2008, Freedom Holding, Inc. exercised 230,000 of the 528,000 options Mr. Colett  at $2.25 per share.  Mr. Collett own 85.09% of Freedom Holding, Inc (See Item 12). On July 3, 2008,  the Board of Directors authorized the options issued on July 10, 2006 that had an exercise price of  $17.00 per share to be re-priced at  $12.00 per share.  On August 26, 2008, the Board authorized the options that had an exercise price of  $12.00 per share price to be re-priced  at $8.25 per share.

W. B. Collett, Jr. was issued 75,000 options on July 10, 2006, for $17.00 per share of which 1/2 vested on December 31, 2006, and the remaining 1/2 vested on   July 1, 2007. He was also issued 18,000 options on July 11, 2006, of which 1/2 vested on December 31, 2006, and the remainder vested on July 1, 2007. On March 11, 2008, W, B. Collett, Jr. transferred all his options (198,000) to Freedom Holding, Inc.   On March 14, 2008, Freedom Holding, Inc. exercised 105,000  of the 198,000 options W. B. Collett, Jr. transferred  at $2.25 per share. W. B. Collett, Jr. owns 9.21% of Freedom Holding, Inc. (See Item 12). On July 3, 2008,  the Board of Directors authorized the options that were issued on July 10, 2006 and had an exercise price of  $17.00 per share to be re-priced at  $12.00 per share.  On August 26, 2008, the Board authorized the options that had an exercise price of  $12.00 per share price to be re-priced  at $8.25 per share.

Daniel Licciardi was issued 17,500 options on July 10, 2006, for $17.00 per share of which 1/2 vested on December 31, 2006, and the remaining 1/2 vested on   July 1, 2007. Mr. Licciardi was also issued 7,125 options on July 11, 2006, of which 1/2 vested on December 31, 2006, and the remainder vested on July 1, 2007.  On March 14, 2008, Mr. Licciardi exercised 30,000 options at $2.25 per share. On July 3, 2008,  the Board of Directors authorized the options that were issued on July 10, 2006 and had an exercise price of  $17.00 per share to be re-priced at  $12.00 per share.  On August 26, 2008, the Board authorized the options that had an exercise price of  $12.00 per share price to be re-priced  at $8.25 per share.

Kimberly Tharp was issued 4,125 options on July 10, 2006, for $17.00 per share of which 1/2 vested on December 31, 2006, and the remainder vested on   July 1, 2007.  On January 29, 2008, Ms. Tharp exercised 10,000 options @ $2.25. On July 3, 2008,  the Board of Directors authorized the options that were issued on July 10, 2006, and had an exercise price of  $17.00 per share to be re-priced at  $12.00 per share.  On August 26, 2008, the Board authorized the options that had an exercise price of  $12.00 per share price to be re-priced  at $8.25 per share. On February 11, 2009 Ms. Tharp exercised 5,000 options at $2.25 per share.

Jennifer Chong was issued 2,250 options on July 10, 2006, for $17.00 per share of which 1/2 vested on December 31, 2006, and the remainder vested on   July 1, 2007. On March 18, 2008, Ms. Chong exercised 10,000 options at $2.25.  On July 3, 2008,  the Board of Directors authorized the options that were issued on July 10, 2006 that had an exercise price of  $17.00 per share to be re-priced at  $12.00 per share.  On August 26, 2008, the Board authorized the options that had an exercise price of  $12.00 per share price to be re-priced  at $8.25 per share.

Director Compensation

The Company currently pays its non-management directors, Dr. George W. Galloway, Jr., William C. Haddon, and Roland M. Howell a monthly fee of $2,000. On June 1, 2008 the Board of Directors were given an increase in compensation from $1,500 to $2,000 a month. W. Bennett Collett, and W. B. Collett, Jr. are also directors, but receive no directors fees.

DIRECTOR COMPENSATION

				Non-Equity	Change in Pension Value and
				incentive	Nonqualified	All other
	Fees Earned or		Option	Plan Com-	Deferred	Compensa-
	Paid in	Stock Awards	Awards	pensation	Compensation	Tion	Total
Name	Cash ($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)
Roland Howell	21,000						21,000
William Haddon	21,000						21,000
George Galloway	21,000						21,000

Option Awards (d)
The directors did not receive any stock options during 2008.  During 2008, the Company did re-price the directors options that were vested in 2006 and 2007 from $17.00 to $8.25.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 21, 2009 concerning each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock of the Company and information regarding beneficial ownership of Common Stock, the Class B Common Stock of Freedom, and the Common Stock of Holding by each director and executive officer, and all directors and executive officers as a group.  Holding each may be deemed to be a “parent” of the Company as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Holding's sole business currently is to hold shares of Freedom.    On March 11, 2008 and on March 17, 2008, W. B. Collett, W. B. Collett, Jr. and Freedom Financial Corporation transferred 1,041,000 options, 200 shares of Class E Preferred Stock, 1000 shares of Class F Preferred Stock, 886,157 shares of common stock, and 20,000 warrants to Freedom Holding, Inc. (“Holding”). On March 14, 2008, Holding exercised 335,000 options at a price of $2.25. On March 16, 2009, Holding converted all 200 shares of Series E Preferred stock to 104,712 shares of the Company’s $.20 par value common stock.  The Company pays management fees of $65,000 per month to Freedom Financial Corporation, for the services of W. B. Collett, Chairman and CEO.

	THE COMPANY			FREEDOM			HOLDING
Directors And Executive Officers	Number Of Shares (1)		Percent Of Class (2)	Number Of Shares (1)		Percent Of Class (3)	Number Of Shares (1)	Percent Of Class (4)

W. B. Collett	2,200,203	(3)	46.2%	1,109,011	(4)	100%	812.05	85.09%

W. B. Collett, Jr.	*			—		—	87.95	9.21%

Kimberly R. Tharp	31,625	(12)	1%	—		—	—	—

Daniel Licciardi	54,625	(14)	1.4%	—		—	—	—-

Jennifer Chong	12,250	(16)	<1%	—		—	—	—

Roland M. Howell	472,079	(5)	11.7%	—		—	—	—

William C. Haddon	43,750	(11)	1.2%	—		—	—	—

George W. Galloway, Jr.	57,500	(10)	1.5%	—		—	—	—

All current directors and Executive officers as a group (7 persons) (6)	2,872,032		57.5%	1,109,011		100%	900.00	94.3%

5% Beneficial Owners	Number Of Shares (1)	Percent Of Class (2)	Number Of Shares (1)	Percent Of Class (3)	Number Of Shares (1)	Percent Of Class (4)
Freedom Holding, Inc. (7)	2,200,203	46.2%	N/A	N/A	N/A	N/A

Ramsey Asset (13)	254,880	6.5%	N/A	N/A	N/A	N/A

Pride’s Capital Partners, LLC (15)	220,000	5.6%	N/A	N/A	N/A	N/A

Roland M. and Dorothy V. Howell (5)(8)	472,079	11.7%	N/A	N/A	N/A	N/A

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

(2) Based on 3,888,917 shares outstanding as of March 21, 2009 Shares of Common Stock of the Company subject to options exercisable or preferred stock convertible within 60 days are deemed outstanding for computing the percentage of class of the person holding such options or preferred stock, but are not deemed outstanding for computing the percentage of class for any other person.

(3) Of the 2,200,203 shares, it includes 1,325,869 shares owned by Freedom Holding, Inc. (“Holding”), 706,000 options, and 148,334 shares of the Company’s Preferred F Stock. Holding also owns 20,000 warrants. On March 16, 2009, Holding converted 200 Shares of Class E Preferred Stock to 104,712 of the Company’s $.20 common stock which is included in the 1,325,869.   Mr. Collett may be deemed to beneficially own the shares held by Holding, although he disclaims such beneficial ownership of such shares. Mr. Collett can exert considerable influence over the election of the Company's directors and the outcome of corporate actions requiring stockholder approval.

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

(8) Roland M. and Dorothy V. Howell's address is Plaza Venetia, Suite 22 A-B, Miami, Florida 33132.

(9) On March 11, 2008, W. Bennett Collett, Jr. transferred 198,000 options to Freedom Holding, Inc. On March 14, 2008, Freedom Holding exercised 105,000 of those options at $2.25 per share.  W. B. Collett, Jr., has 9.21% ownership in Freedom Holding, Inc.

(10) George W. Galloway, director, transferred his 57,500 options to GWGJR, INC on March 12, 2008. On March 14, 2008, GWGJR, INC. exercised 30,000 options. GWGJR, INC. has 27,500 remaining vested options.

(11) William C. Haddon has 18,750 vested options and owns 25,000 shares individually.  Mr. Haddon exercised his option to purchase 25,000 shares at $3.50 per share on March 16,2009.

(12) Kimberly R. Tharp has 4,125 vested options and owns 27,500 shares individually. Ms. Tharp exercised her option to purchase 5,000 shares @ $2.25 per share on February 11, 2009.

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

(16) Jennifer Chong has 2,250 vested options and owns 10,000 individually.

Item 13. Certain Relationships and Related Transactions

On March 17, 2008, Freedom Financial Corporation transferred all ownership in Florida Gaming Corporation to Freedom Holding, Inc. (“Holding”) This consisted of 886,157 shares of Florida Gaming Corporation common stock, 1,000 shares of Preferred F Stock, 200 Shares of Preferred E Stock, 20,000 warrants and 315,000 stock options. On March 11, 2008 , W. Bennett Collett transferred his 528,000 options to Freedom Holding, Inc. (“Holding”), and W. B. Collett, Jr. transferred his 198,000 options to Holding. On March 14, 2008, Holding exercised 335,000 options. Holding may each be deemed to be a “parent” of the Company as such term is defined in the rules promulgated under the U.S. Securities & Exchange Act, by virtue of beneficial ownership of 46.2% of the Common Stock of the Company. On March 16, 2009, Holding converted 200 shares of Series E Preferred Stock for 104,712 shares of the Company's $.20 par value common stock.   See ITEM 12. “Security Ownership of Certain Beneficial Owners and Management”.

In November, 1997, the Company entered into a new business — residential real estate development. These Properties consisted of over 100 fully-developed, and 163 partially-developed, single-family residential home sites, a swim and tennis club facility, and 27 acres of partially-developed commercial property. As of December 31, 2008, the Company has six (6) residential lots remaining to be sold with a mortgage of $39,732 on one of the lots. The six (6) lots have a book value of $297,500. The Properties are located on the east side of Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits, in Walton County.

On October 31, 2005 Freedom Financial purchased Florida Gaming’s note with First Bank (formerly CIB) for $2,400,000.  At the same date, Florida Gaming renegotiated the terms of this note with Freedom.  Under the new terms, the note had a fixed interest rate of 8.0% per annum and was secured by various mortgages, rents, and receivables.  The note matured on October 31, 2008 and was refinanced under a new note with Freedom Holding Inc. (“Holding”), the parent company of Freedom Financial, dated November 1, 2008.  The Holding note is unsecured, bears interest at 10.0% per annum, and matures on May 1, 2009.  As an inducement to refinance the note the Company issued Holding a warrant to purchase 20,000 shares of the Company’s $0.20 par value common stock at a price per share $8.25.  The warrant is exercisable at any time from November 1, 2008 through November 1, 2011.  The fair value of this warrant issued totaled $12,984 and is being amortized over the loan’s six month life.

In lieu of a salary for the Chairman / CEO, the Company pays management fees to Freedom Financial of $65,000 per month. Effective April 1, 2008, the Board of Directors increased the monthly management fee from $60,000 to $65,000 per month.

Item. 14  Principal Accountant Fees and Services

Audit Fees. For the year ended December 31, 2008, audit fees were $81,620 compared to $73,960 for the year ended December 31, 2007.

Audit-Related Fees. For the year ended December 31, 2008, audit-related fees were $5,150 compared to $6,293 for the year ended December 31, 2007. Audit-Related fees consisted of a review of 10-K and communications with audit committee.

Tax Fees. For corporation tax return preparation for the year ended December 31, 2008, the fees were $14,965 compared to $15,580 for the year ended December 31, 2007.

All Other Fees. Miscellaneous Fees for the year ended December 31, 2008 were $7,838 compared to $18,043 for the year ended December 31, 2007.

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

Item 15. Exhibits List and Reports on Form 8-K

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

4.1
Registrant’s Amended and Restated Master Stock Option Plan filed as Exhibit 99.1 to the Second Post-Effective Amendment of Registrants Registration Statement Form S-8 dated August 23, 2006, is incorporated herein by reference as Exhibit 4.1.

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

10.1	Note Restructuring Agreement, Mortgage and Security Agreement, Amended and Restated Pledge Agreement, Amended and Restated Secured Promissory Note, and certain other related instruments and agreements dated December 31, 2008, between the Registrant and Isle of Capri, filed as Exhibit 10.1 on Form 8-K dated January 8, 2009, and is incorporated herein by reference as Exhibit 10.1.

10.4
Letter Agreement dated October 29, 2004 entered into by and among Registrant, Florida Gaming Centers, Inc., and Isle of Capri Casinos, Inc. filed as Exhibit 10.48 to Registrant’s Current Report on Form 8-K dated November 4, 2004 and is incorporated herein by reference as Exhibit 10.4.

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

10.11
Registrant’s Guaranty Agreement between W, Bennett Collett and Freedom Financial Corporation, dated October 31, 2005, was filed as reference 10.11 to Registrant’s 2005 10-KSB, is incorporated herein by reference as Exhibit 10.11.

10.13	Promissory Note entered into between the Registrant and Freedom Holding, Inc. dated November 1, 2008, was filed as Exhibit 10.13 to the Registrant's 10-Q dated November 14, 2008, and is incorporated herein by reference as Exhibit 10.13.

10.49	Shareholders Support and Release of Lien Agreement dated October 29, 2004 entered into among Registrant, Isle of Capri Casinos, Inc., Freedom Financial Corporation, Freedom Holding, Inc., Collett Capital Corporation, and W. Bennett Collett, individually, filed as Exhibit 10.49 on Form 8-K dated November 4, 2004, is incorporated herein by reference as Exhibit 10.49.

10.50	Shareholders Support Agreement dated October 29, 2004 entered into between Isle of Capri Casinos, Inc. and Roland and Dorothy Howell filed as Exhibit 10.50 on Form 8-K dated November 4, 2004 is incorporated herein by reference as Exhibit 10.50.

14.0	Registrant’s Code of Ethics adopted by the Board of Directors on May 16, 2003, filed as Exhibit 14 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 14.0

21.0	List of Registrant’s Subsidiaries as of December 31, 2004, filed as Exhibit 21 to Registrant’s 2004 10-ksb is incorporated by reference as Exhibit 21.0.

31.1	Certification by Registrant’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.

31.2	Certification by Registrant’s Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.

32.1	Certification by Registrant’s Chief Executive Officer pursuant to18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

32.2	Certification by Registrant’s Chief Financial Officer pursuant to18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

99.1
Secured Promissory Noted dated October 29, 2004 in the face amount of $5,000,000 executed by Registrant in favor of Isle of Capri Casinos, Inc. was filed as Exhibit 99.1 to Registrant's 8-K dated November 4, 2004, and is incorporated herein by reference as Exhibit 99.1.

99.3
Promissory Note dated January 31,2 005 in the face amount of $833,333 executed by Florida Gaming Centers, Inc. to Calder Race Course, Inc. and West Flagler Associated, LTD., was filed as Exhibit 99.3 to Registrant's 10-KSB dated March 31, 2005, and is incorporated herein by reference as Exhibit 99.3.

(b)	Registrant filed a current report on Form 8-K dated January 7, 2009 reporting the transaction with Isle of Capri Casinos, Inc. described herein.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION

Date: March 31, 2009	By:	/s/ W. Bennett Collett
W. Bennett Collett
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ W. Bennett Collett	Chairman of the Board	March 31, 2009
W. Bennett Collett	of Directors and
Chief Executive Officer
(Principal Executive Officer)

/s/ Kimberly R. Tharp	Chief Financial Officer, Secretary	March 31, 2009
Kimberly R.Tharp	and Treasurer

/s/ W. Bennett Collett, Jr.	President, Director,	March 31, 2009
W. Bennett Collett, Jr.	and Chief Operating Officer

/s/ George W. Galloway, Jr.	Director	March 31, 2009
George W. Galloway, Jr.

/s/ Roland M. Howell	Director	March 31, 2009
Roland M. Howell

/s/ William C. Haddon	Director	March 31, 2009
William C. Haddon

Audited Consolidated Financial Statements

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
  and Shareholders
Florida Gaming Corporation and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Florida Gaming Corporation and Subsidiaries (a Delaware Corporation) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida Gaming Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ King + Company, PSC

Louisville, Kentucky
March 31, 2009

CONSOLIDATED BALANCE SHEETS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,512,719	$3,423,695
Accounts receivable, including ITW, net	280,593	355,812
Inventory	52,051	41,846
	1,845,363	3,821,353

PROPERTY, PLANT AND EQUIPMENT—Note I
Land	4,780,472	4,403,594
Buildings and improvements	8,852,989	7,171,563
Furniture, fixtures and equipment	1,797,641	1,909,233
	15,431,102	13,484,390

Less accumulated depreciation	(4,000,825)	(3,594,364)
	11,430,277	9,890,026

REAL ESTATE HELD FOR SALE—Note K	297,500	297,500

OTHER ASSETS—Notes F and J	577,597	685,959

	$14,150,737	$14,694,838

	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Unclaimed winnings	$261,800	$228,400
Accrued payroll and related expenses	436,680	242,630
Accounts payable and accrued expenses	3,418,917	3,660,120
Current portion of long-term debt--Note I	4,640,083	6,459,199
	8,757,480	10,590,349

LONG-TERM DEBT (less current portion)--Note H	300,926	-0-

STOCKHOLDERS' EQUITY--Notes B and C
Class A cumulative convertible preferred stock; 1,200,000 shares authorized; 28,135 and 28,235 shares issued and outstanding in 2008 and 2007, respectively; aggregate 2008 liquidation preference of $282,520	2,813	2,823
Series AA 7% cumulative convertible preferred stock; 5,000 shares authorized; issued and outstanding in 2008 and 2007; aggregate 2008 liquidation preference of $5,087,500	500	500
Series B cumulative convertible preferred stock; 50 shares authorized; 45 shares issued and outstanding in 2008 and 2007; aggregate 2008 liquidation preference of $91,802	5	5
Series E 8% cumulative convertible preferred stock, 300 shares authorized; 200 issued and outstanding in 2008 and 2007; aggregate 2008 liquidation preference of $190,000	20	20
Series F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 issued and outstanding in 2008 and 2007;aggregate 2008 liquidation preference of $2,040,000	200	200
Common stock, $.20 par value, 7,500,000 shares authorized; 3,754,205 and 3,339,194 shares issued and outstanding in 2008 and 2007, respectively	750,841	667,839
Capital in excess of par value	50,120,254	48,553,076
Accumulated deficit	(45,782,302)	(45,119,974)
	5,092,331	4,104,489

	$14,150,737	$14,694,838

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2008 and 2007

	2008	2007

JAI-ALAI MUTUEL REVENUE	$8,475,887	$10,425,857
Less Florida State pari-mutuel taxes incurred—Note D	(1,133,141)	(1,318,828)
Less simulcast guest commissions	(2,417,037)	(3,097,155)
INTER TRACK MUTUEL COMMISSIONS	3,041,262	3,637,796
Net Pari-Mutuel Revenue	7,966,971	9,647,670

ADMISSION INCOME, net of State taxes incurred	30,013	21,044
PROGRAM REVENUE	118,376	140,040
FOOD AND BEVERAGE	899,910	677,784
CARD ROOM REVENUE	4,847,231	781,732
OTHER	138,462	123,938
GAMING OPERATING REVENUE	14,000,963	11,392,208

REAL ESTATE SALES	-0-	-0-

TOTAL OPERATING REVENUE	14,000,963	11,392,208

OPERATING EXPENSES
Advertising and promotions	712,104	390,729
Operating and mutuels payroll and related costs	4,986,358	4,328,749
Player payroll and related costs	3,237,222	3,349,123
Food and beverage costs	916,841	757,660
Repairs and maintenance	336,230	305,546
Totalizator/teleview rent—Note G	387,901	386,535
ITW and television costs	776,756	706,201
Programs	164,779	179,695
Card room payroll and related costs	1,225,170	256,437
Other card room operating costs	1,102,908	264,253
Depreciation and amortization	417,794	317,815
Utilities	602,959	569,469
Miscellaneous, net	1,275,138	1,085,558
TOTAL OPERATING EXPENSES	16,142,160	12,897,770

(CONTINUED)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS—CONTINUED

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2008 and 2007

	2008	2007

GENERAL AND ADMINISTRATIVE
Executive payroll and related costs	$542,059	$538,952
Stock options—Note C	664,291	1,890,544
Directors' fees	63,000	45,000
Management consulting—Note F	765,000	680,000
Telephone and travel	521,982	387,879
Professional fees	549,913	632,749
Interest and financing costs—Note H	617,044	704,281
Property taxes	403,467	400,191
Insurance	816,478	844,467
	4,943,234	6,124,063
LOSS FROM OPERATIONS	(7,084,431)	(7,629,625)

OTHER INCOME (EXPENSE)
Interest and dividend income	53,696	159,971
State tax credits on handle and admissions—Note D	853,892	817,326
Insurance recoveries net of losses—Note N	7,134,956	-0-
Legislative initiatives—Notes H and M	(1,083,333)	-0-
Miscellaneous income	18,174	-0-
	6,977,385	977,297

NET LOSS	(107,046)	(6,652,328)

Dividends on preferred stock	(555,282)	(395,045)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(662,328)	$(7,047,373)

Loss per common share – Basic	$(.18)	$(2.11)
Loss per common share – Diluted	$(.18)	$(2.11)

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the two years ended December 31, 2008

	Class A Preferred Stock Par Value $.10		Series AA Preferred Stock Par Value $.10		Series B Preferred Stock Par Value $.10		Series E Preferred Stock Par Value $.10		Series F Preferred Stock Par Value $.10		Common Stock Par Value $.20		Capital in Excess of	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Deficit

Balances at January 1, 2007	28,235	$2,823	-0-	-0-	45	$5	200	$20	2,000	$200	3,339,194	$667,839	$41,683,889	$(38,072,601)

Dividends on Series F preferred stock														(160,000)

Dividends on Series A preferred stock														(25,412)

Dividends on Series E preferred stock														(16,000)

Dividends on Series B preferred stock														(4,050)

Dividends on Series AA preferred stock														(189,583)

Series AA preferred stock issued less costs of raising capital			5,000	$500									4,795,879

Stock warrants issued													182,764

Stock options issued													1,890,544

Net loss for the year														(6,652,328)

BALANCES AT DECEMBER 31, 2007	28,235	2,823	5,000	500	45	5	200	20	2000	200	3,339,194	667,839	48,553,076	(45,119,974)

Dividends on Series F preferred stock														(160,000)

Dividends on Series A preferred stock														(25,232)

Dividends on Series E preferred stock														(16,000)

Dividends on Series B preferred stock														(4,050)

Dividends on Series AA preferred stock														(350,000)

Exercise of stock options											415,000	83,000	850,750

Common stock conversion	(100)	(10)									11	2	8

Stock warrants issued													52,129

Stock options repriced													664,291

Net loss for the year														(107,046)

BALANCES AT DECEMBER 31, 2008	28,135	$2,813	5,000	$500	45	$5	200	$20	2,000	$200	3,754,205	$750,841	$50,120,254	$(45,782,302)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2008 and 2007

	2008	2007
OPERATING ACTIVITIES
Net loss	$(107,046)	$(6,652,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	480,247	387,565
Stock options and warrants	716,420	1,890,544
Preferred stock discount	-0-	182,764
Insurance recoveries net of losses	(7,134,956)	-0-
Legislative initiative	1,083,333	-0-
Provision for doubtful accounts	-0-	(37,364)
Increase in inventory	(10,205)	(661)
Decrease in accounts receivable	75,219	344,582
(Increase) decrease in other assets	34,576	(70,858)
Increase in unclaimed winnings	33,400	17,455
(Decrease) increase in accounts payable and accrued expenses	(301,113)	690,849
NET CASH USED IN OPERATING ACTIVITIES	(5,130,125)	(3,247,452)

INVESTING ACTIVITIES
Purchases of property and equipment	(1,946,712)	(797,123)
Insurance proceeds from hurricane settlement, net	7,134,956	952,160
NET CASH PROVIDED BY INVESTING ACTIVITIES	5,188,244	155,037

FINANCING ACTIVITIES
Proceeds from issuing debt	1,602,500	-0-
Repayment of short-term debt	(3,954,023)	(174,864)
Proceeds from issuing preferred stock and stock warrant	-0-	5,000,000
Proceeds from exercise of stock options	933,750	-0-
Costs to issue preferred stock	-0-	(203,621)
Dividends paid	(551,322)	(283,315)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,969,095)	4,338,200

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,910,976)	1,245,785

Cash and cash equivalents at beginning of period	3,423,695	2,177,910

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,512,719	$3,423,695

SUPPLEMENTAL DISCLOSURES
Interest paid	$564,560	$453,892
Noncash financing costs	$52,129	-0-

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce, and Miami, Florida through its Florida Gaming Centers, Inc. subsidiary (Centers).  The Company also conducts intertrack wagering (ITW) on jai alai, horse racing and dog racing from its facilities.  In addition, the Company operates Tara Club Estates, Inc. (“Tara”), a residential real estate development and commercial project located near Atlanta in Walton County, Georgia (See Note K).  Approximately 46.2% of the Company's common stock is controlled by the Company's Chairman and CEO either directly or beneficially through available stock options and his ownership of Freedom Holding, Inc. (“Holding”), a closely held investment company.

Basis of Presentation:  These consolidated financial statements include the accounts of the Company and its subsidiaries.  Significant intercompany transactions have been eliminated.   Certain 2007 amounts have been reclassified to conform with their 2008 presentation.

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

December 31, 2008 and 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Bad Debt Reserve:  The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts.  The Company’s estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables.  There was no activity in the allowance during 2008.  Activity in the allowance for 2007 was as follows:

Allowance for doubtful accounts
Balances, January 1	$135,972
Provision for losses	(37,364)
Charges to the allowance	(98,608)

$-0-

Inventory:  The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost.  Inventory market values exceeded its cost at December 31, 2008.

Other comprehensive income:  The Company follows the provisions of Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income.  The Company had no “other comprehensive income” during either year presented.  Accordingly, comprehensive income is equal to net income in 2008 and 2007.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system.  The Company accepts wagers on both on-site and ITW events.  On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company.  ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions.  Unclaimed winnings (outs) totaled $261,800 and $228,400 at December 31, 2008 and 2007, respectively.

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

December 31, 2008 and 2007

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no material affect on the Company’s financial statements.

It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for all years prior to and including 2004.

Income (Loss) Per Common Share: Basic income (loss) per common share is determined by dividing income (loss), less required dividends on preferred shares ($555,282 and $395,045 in 2008 and 2007, respectively), by the weighted average number of shares of common stock outstanding.  Diluted income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options and warrants assuming proceeds are used to repurchase shares pursuant to the treasury stock method plus the weighted average number of shares that would be issued if holders of the Company’s preferred stock converted those shares to common stock using the “if converted” method, unless the use of such methods would be anti-dilutive.

The weighted average number of shares outstanding used in the calculation of both basic and diluted net loss per common share was 3,675,600 and 3,339,194 for 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Options and warrants to purchase 1,020,625 and 1,558,625 shares of the Company’s common stock were outstanding on December 31, 2008 and 2007, respectively.  None of the shares subject to option at December 31, 2008 or 2007, net of forfeitures, were included in the computation of diluted loss per common share for either year because their effect would have been antidilutive.  Outstanding options and warrants are discussed further in Note C.

Advertising Costs:  Advertising costs are expensed as incurred.

Stock Options:  The Company accounts for all employee stock based compensation in accordance with FASB 123(R), which requires that equity instruments issued as compensation be measured at fair value (See Note C).

The Company accounts for non-employee stock-based compensation in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Amounts are based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value assigned to stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18, which require that such costs be measured at the end of each reporting period to account for changes in the fair value of our Common Stock until the options are vested using the Black-Scholes pricing model.  Common Stock is valued using the market price of Common Stock on the measurement date as defined in EITF 96-18 (See Note C).

Real Estate Development: The Company’s Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition and development costs by the number of lots developed.

Compensated Absences:  The Company has not accrued compensated absences for the years ending December 31, 2008 and 2007 because the amounts cannot be reasonably estimated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance is effective for the Company’s fiscal year beginning on or after December 15, 2008.  The Company does not believe the adoption of this statement on January 1, 2009 will have a material impact on its financial statements.

In December, 2007, the FASB issued No. 141, (revised 2007) "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R replaces SFAS No. 141, which the Company previously adopted. SFAS No. 141R revises the standards for accounting and reporting of business combinations. In summary, SFAS No. 141R requires the acquirer of a business combination to measure, at fair value, the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions. SFAS No. 141R applies to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that the adoption of this statement on January 1, 2009 will have a material effect on its financial statements.

In February 2008, FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The partial adoption of SFAS 157 on January 1, 2008, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, did not have a material effect on the Company’s consolidated financial statements. The Company does not believe that the adoption of the remainder of SFAS No. 157 on January 1, 2009 will have a material effect on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

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

In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 on January 1, 2008 to have a material effect on its financial statements.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis and will be adopted by the Company on January 1, 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which becomes effective upon approval by the SEC. The standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of the Company’s current accounting principles or practices and therefore, is not expected to have a material impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE B—PREFERRED STOCK

Class A Preferred: The Company's Class A Preferred Stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock.  The Company has declared and paid or accrued the required dividends for 2008 and 2007.

Each share of Class A Preferred Stock is convertible into .1125 shares of common stock at the holder's option.  During the year ended December 31, 2008, 100 shares were converted to 11 shares of the Company’s common stock.  The Class A Preferred is redeemable at the option of the Company at $10.60 per share.  In the event of dissolution, the holders of Class A Preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

Series AA Preferred:  On June 15, 2007, the Company authorized and issued 5,000 shares of Series AA cumulative convertible preferred stock, $.10 par value (the “Series AA Preferred Stock”), which provides annual dividends at the rate of 7% of the shares stated value.  The stated value per share is equal to $1,000 (as adjusted for any stock dividends, combinations or splits).  The Company has declared and paid or accrued the required dividends for 2008 and 2007.

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

Upon liquidation, the holders of Series AA Preferred Stock are entitled to receive the greater of (i) the stated value per share and all accrued and unpaid dividends to and including the date of payment thereof and (ii) the amount the holders of Series AA Preferred Stock would have received upon liquidation of the Company had such holders converted their shares to common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE B—PREFERRED STOCK—CONTINUED

All 5,000 shares of Series AA Preferred Stock were issued to Prides Capital Fund 1, LP (“Prides) for an aggregate of $5,000,000.  Costs associated with the issuance of the Series AA Preferred stock include professional fees of $203,620.  Additionally, to induce Prides to purchase the Series AA Preferred Stock, the Company issued Prides a stock warrant to purchase 20,000 shares of the Company’s common stock at an exercise price of $30 per share (see Note C).  The stock warrant was recorded at its fair value of $182,794 in the accompanying 2007 Statement of Operations as a financing cost.

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

Class B Preferred: The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock.  Such dividends are payable in shares of the Company's common stock.  The consideration received by the Company upon initial issuance of each share of the Series B stock was $1,000.  Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock.  Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock.  The required Series B dividends were declared and accrued during 2008 and 2007.

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

Holders of Series E Preferred Stock may convert all or any such shares to the Company’s common stock (the “Series E Conversion Shares”) beginning 120 days after the issuance of the Series E Preferred Stock.  In general, the number of Series E Conversion Shares issuable on conversion of each share of Series E Preferred Stock shall equal the consideration paid for such share together with accrued and unpaid dividends on such share, if any, divided by the lesser of (i) $7.00 and (ii) 80% of the average of the closing bid price of the common stock on the five trading days before conversion.  A holder of Series E Conversion Shares may not sell more than 25% of such shares between 120 and 150 days of his purchase of Series E Preferred Stock converted into each share, 50% of such shares between 151 and 180 days of his purchase of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE B—PREFERRED STOCK—CONTINUED

Series E Preferred Stock converted into such shares and 75% of such shares between 181 and 210 days of his purchase of Series E Preferred Stock converted into each share; holders may generally sell all of their Series E Conversion Shares 211 days after their purchase.

Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock.  The required Series E dividends were declared and paid during 2008 and 2007.

On March 16, 2009 all 200 shares of Series E Preferred Stock outstanding were converted into 104,712 shares of the Company’s $.20 par value common stock.

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

The Series F shares are all held by related parties of the Company.  2,000 Series F shares were outstanding at December 31, 2008 and 2007.  The required Series F dividends were declared and paid or accrued during 2008 and 2007.

The Class A Preferred Stock, the Series AA Preferred Stock, the Series B Preferred Stock, the Series E Preferred Stock and the Series F Preferred Stock are all equal in rank with respect to the payment of dividends and the distribution of assets upon liquidation of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE C—STOCK OPTIONS AND WARRANTS

The Company maintains a Master Stock Option Plan, last amended July 31, 2006, which encompasses the following stock option plans:  a Stock Incentive Plan; a Nonqualified Stock Option Plan; an Officers and Directors Stock Option Plan; and an Advisors and Consultants Stock Option Plan.  Each stock option plan governs the administration, participation, and other terms and conditions of option agreements under the plan.

On July 10, 2006 the Company issued a total of 473,125 options:  33,000 options were issued to key employees, 325,000 options were issued to Freedom Financial Corporation (“Freedom”), and 115,125 options were granted to executive employees and directors.  The mean closing bid-asked price of the shares on July 7, 2006 (the most recent trading day prior to July 10, 2006) was $13.30.  The options became vested and exercisable 50% on December 31, 2006, and 50% on July 1, 2007.

On July 11, 2006, the Company issued 362,500 options to executive employees and directors.  The mean closing bid-asked price of the shares on July 10, 2006 (the most recent trading day prior to July 11, 2006) was $13.30.  The options became vested and exercisable 50% on December 31, 2006, and 50% on July 1, 2007.

The Company recognized stock based compensation expense of $1,890,544 for the year ended December 31, 2007.  The fair value of each option grant was amortized as compensation expense over the vesting period of each option grant.

On May 4, 2007, the Company entered into an option agreement (the “Agreement”) which granted a consultant (“the optionee”), a non-employee, an option (the “Option”) under the Company’s Advisors and Consultants Stock Option plan (the “Plan”), to purchase up to 50,000 shares of $.20 par value common stock of the Company at an exercise price of $35 per share.  The Option is non-transferable except by operation of law and became exercisable, in whole or in part anytime after January 29, 2008, the date the legal approval of slot machines at the Company’s Miami Jai-Alai facility was obtained, and before twelve (12) months. The Company recognized no expense upon granting the Option.  The obligation of the Company to issue any shares to the optionee is subject to the simultaneous payment from the optionee to the Company of an amount equal to the required charge to the Company’s capital or expense accounts as independently computed using the Black-Scholes Method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE C—STOCK OPTIONS AND WARRANTS—CONTINUED

On June 15, 2007, in connection with its issuance of 5,000 shares of Series AA Preferred Stock (see Note B) the Company entered into a warrant agreement (the “Agreement”) with Prides, which entitled Prides to purchase an aggregate of 20,000 shares of the Company’s $0.20 par value common stock at an exercise price per share of $30.00.  The warrant is exercisable from and after June 15, 2007 and expires June 15, 2012.  The warrant issued was considered a Preferred Stock issuance cost of $182,764 and is included with interest and financing costs in the Company’s 2007 Consolidated Statement of Operations.

On January 21, 2008, the Company granted to Florida Marketing Ventures, LLC, (Ventures), an option (the “Option”) under the Company’s Advisors and Consultants Stock Option plan (the “Plan”), to purchase up to 20,000 shares of $.20 par value common stock of the Company at an option price of $30.00 per share. The Option is non-transferable except by operation of law and is exercisable, in whole or in part, from time to time, anytime after January 29, 2008, the date the legal approval of slot machines at the Company’s Miami Jai-Alai facility was obtained, and before January 31, 2010. The purchase price for each share subject to the Option is $30.00 (“the Purchase Price”). Ventures acknowledged and agreed that the obligation of the Company to issue any shares to them is subject to the simultaneous payment made by Ventures to the Company of an amount equal to the required charge to the Company’s capital or expense accounts as computed independently using the Black-Scholes Method of calculating the required charge.   As such, the Company recorded no expense upon granting these options.

The Company’s CEO and President both maintain ownership interest in Freedom Holding, Inc. (“Holding”).  Holding is the parent company of Freedom Financial Corporation.   In January, 2008 Freedom Financial Corporation transferred 10,000 options of the 325,000 options issued to them in July, 2006 to a third party. On March 11, 2008 Freedom Financial transferred its remaining 315,000 options to Holding.  Additionally on March 11, 2008, the Company’s CEO and President both transferred all options in their possession to Freedom Holding, Inc.

On June 26, 2008 the Company borrowed $1,000,000 from Mr. James Stuckert (“Stuckert”) with an interest rate of Wall Street Journal prime plus three percent. The entire unpaid principal balance of this Note, together with accrued interest, was due and payable on or before September 30, 2008.  On October 1, 2008, the Company repaid Mr. Stuckert the $1,000,000 due along with $20,000 in interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE C—STOCK OPTIONS AND WARRANTS—CONTINUED

As an additional inducement to Stuckert to make the loan, the Company issued a warrant to purchase 20,000 shares of the Company’s $.20 par common stock with an exercise price of $12.50 per share. The warrant is exercisable at any time from June 26, 2008 through June 26, 2013 and had a fair value of $34,756, which was expensed by the Company in 2008 as a financing cost.  The number of shares of common stock issuable upon the exercise of the warrant and the exercise price are subject to adjustment upon certain events including: dividend or distribution of common stock or other securities; stock splits or combinations, stock reclassification or reorganization; and merger, consolidation or sale of assets.  On October 7, 2008 the Company re-priced the Stuckert warrant issued in association with this loan from an exercise price of $12.50 per share to $8.25 per share.  Additional financing costs of $4,389 were recognized due to the repricing of this warrant.

On July 3, 2008, the Company re-priced all 835,625 options issued in July 2006 from an exercise price of $17 per share to $12 per share.  Additional compensation expense of $402,804 was recorded due to the re-pricing of these options.  On August 26, 2008, the Company re-priced the same 835,625 options from $12 per share to $8.25 per share.  Additional compensation expense of $261,487 was recorded due to the second re-pricing.  The Company recognized total stock based compensation expense of $664,291 for the year ended December 31, 2008.

On October 31, 2008, Centers note payable to Freedom matured and was subsequently refinanced with a $1,322,574 note payable issued November 1, 2008 to Freedom Holding, Inc.  The Holding note is unsecured and bears interest at a fixed rate of 10%, with all principal and interest due May 1, 2009 (see Note H). As an inducement to refinance the note, the Company issued Holding a warrant to purchase 20,000 shares of the Company's $0.20 par value common stock at a price per share of $8.25. The warrant is exercisable at any time from November 1, 2008 through November 1, 2011. The fair value of this warrant issue totaled $12,984 and is being amortized over the loan’s six month life.  The number of shares of common stock issuable upon the exercise of the warrant and the exercise price are subject to adjustment upon certain events including: dividend or distribution of common stock or other securities; stock splits or combinations, stock reclassification or reorganization; and merger, consolidation or sale of assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE C—STOCK OPTIONS AND WARRANTS—CONTINUED

Date of Grant	Number of Options/ Warrants	Grantee	Vesting Period: Grant Date Through	Option Period in Years	Grant Price	Fair Value of Stock on Grant Date

July 10, 2006	33,000	Key Employees	50%-12/31/06 50%-07/01/07	6	$17.00	$13.30
July 3, 2008	reprice				$12.00	$10.00
August 26, 2008	reprice				$8.25	$6.25

July 10, 2006	325,000	Freedom Financial Corp.	50%-12/31/06 50%-07/01/07	6	$17.00	$13.30
July 3, 2008	reprice				$12.00	$10.00
August 26, 2008	reprice				$8.25	$6.25

July 10, 2006	115,125	Executive Employees and Directors	50%-12/31/06 50%-07/01/07	6	$17.00	$13.30
July 3, 2008	reprice				$12.00	$10.00
August 26, 2008	reprice				$8.25	$6.25

July 11, 2006	362,500	Executive Employees and Directors	50%-12/31/06 50%-07/01/07	3	$17.00	$13.30
July 3, 2008	reprice				$12.00	$10.00
August 26, 2008	reprice				$8.25	$6.25

May 4, 2007	50,000	Advisors and Consultants	1/29/08	1	$35.00	$23.50

June 15, 2007	20,000	Prides Capital Fund I, LP	06/15/07	5	$30.00	$26.15

January 21, 2008	20,000	Advisors and Consultants	1/29/08	1	$30.00	$17.00

June 26, 2008	20,000	James Stuckert	6/26/08	5	$12.50	$12.00
October 7, 2008	reprice				$8.25	$4.50

October 31, 2008	20,000	Freedom Holding, Inc.	11/1/08	3	$8.25	$3.80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE C—STOCK OPTIONS AND WARRANTS—CONTINUED

The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with FASB 123(R) and EITF 96-18.  The assumptions used during 2008 and 2007 to value the Company's stock options and warrants were as follows:

	2008	2007

Risk-free rate of return	2.1%	5.01%
Expected forfeitures	48.0%	None
Expected volatility	59.0%	42.86%
Expected dividends	None	None

	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	1,558,625	$12.59
Granted	60,000	15.50
Exercised	(415,000)	2.25
Forfeited	-0-	N/A
Expired	(183,000)	8.87

Outstanding, end of year	1,020,625	$10.47

Options and warrants exercisable, end of year	1,020,625

The number of shares of Common Stock reserved for issuance upon the exercise of fixed conversion rights, options and warrants were 1,669,848 and 2,074,617 at December 31, 2008 and 2007, respectively.

During 2008, the Company received proceeds of $933,750 from the exercise of 415,000 stock options at $2.25 per share.

NOTE D—TAXES ON INCOME, HANDLE AND ADMISSIONS

At December 31, 2008, the Company had tax net operating loss (NOL) carryforwards of approximately $20,597,000 available to offset future taxable income.  These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE D—TAXES ON INCOME, HANDLE AND ADMISSIONS—CONTINUED

Any deferred tax assets arising from differences from taxable income and financial reporting income are deemed to be offset by an allowance in an equal amount due to the uncertainty of future taxable income.

The components of the Company’s deferred tax asset/liability are as follows:

	2008	2007

Deferred tax asset:
Net operating loss carryforwards	$7,003,143	$5,513,775
Real estate valuation reserve	1,723	1,723
Stock options	1,173,061	1,680,530
Charitable contributions	15,021	13,420
Total deferred tax assets	8,192,948	7,209,448
Deferred tax liability:
Difference in depreciation methods	(141,665)	(129,209)
Net deferred tax asset before valuation allowance	8,051,283	7,080,239
Less: Valuation allowance	(8,051,283)	(7,080,239)

Net deferred tax assets	$-0-	$-0-

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

As of December 31, 2008, unused credits available for recovery under the permit held by Miami Jai-Alai and Summer Jai-Alai totaled $2,352,201 and $1,220,208, respectively.

Pari-mutuel taxes incurred and tax credits utilized reflected in the 2008 and 2007 Statement of Operations include $426,408 and $488,461, respectively related to Miami Jai Alai operations.

Pari-mutuel taxes incurred and tax credits utilized reflected in the 2008 and 2007 Statement of Operations include $427,484 and $542,540, respectively related to Summer Jai Alai operations (See Note J).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE E—RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k).  The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.  The Company’s costs for matching employee contributions totaled $53,650 and $57,800 during 2008 and 2007, respectively.

NOTE F—RELATED PARTY TRANSACTIONS

Reference is made to Note J for details of the Company’s transactions with Summer Jai Alai.

Reference is made to Note B for information pertaining to Series F Preferred Stock held by related parties.

Reference is made in Note C pertaining to stock options and warrants issued to Freedom Financial Corporation and Freedom Holding, Inc.  Reference is made to Note H for details on the Company’s credit facilities with Freedom Financial Corporation and Freedom Holding, Inc.

Additional information can be found in Note C pertaining to compensating stock option arrangements between the Company and its employees and Directors.

The Company paid $765,000 and $680,000 in 2008 and 2007, respectively to Freedom Financial Corporation for the services of the Company’s Chairman and CEO.  No written employment or consulting agreement exists between the Company and Freedom.

Reference is made to Note H regarding the Chairman’s guarantee of the Company’s debt with Freedom Financial Corporation and the related compensation to the Chairman.

NOTE G—COMMITMENTS AND CONTINGENCIES

Leases:  The Company rents totalizator equipment (Scientific Games) at each fronton under operating leases.  The totalizator leases required a minimum annual rental at the Miami and Ft. Pierce locations through October 31, 2008, but are subsequently being leased on a month-to-month basis.  Additionally, transmission of the Miami Jai Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance.  Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2008 and 2007 was approximately $388,000 and $387,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE G—COMMITMENTS AND CONTINGENCIES—CONTINUED

The Company also leases certain parking facilities adjacent to its Miami Fronton.  This lease dated February 17, 2003, required monthly lease payments totaling $91,000 per year.  The 2008 renewal required annual payments of $130,000.  The 2009 renewal requires annual payments of $135,000.

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

Litigation: The Company is a defendant in routine litigation arising in the ordinary course of business.  The Company believes that the resolution of the suits will not have a material adverse impact on the Company’s financial position or its results of operations.  Reference is made to Note J for details of Summer Jai Alai litigation.  Reference is made to Note M for the Company’s legislative initiative litigation.

Letters of Credit:  The Company has letters of credit in favor of its bonding company totaling $300,000.  These letters of credit are secured by cash on deposit of an equal amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE H—LONG-TERM DEBT

The Company's long-term debt comprised the following at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Current	Long-Term	Current	Long-Term
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
			$5,000,000	-0-

Mortgage note with Freedom Financial Corporation dated October 31, 2005, secured by real estate located in Ft. Pierce and Miami, Florida; a security agreement on furniture, fixtures, equipment, receivables and intangibles in Miami, Florida payable as follows: Thirty six installments of $18,523.59 on the twentieth day of the month beginning November 2005 and thereafter until October 2008, and a final installment in the amount of all principal then outstanding plus interest on October 31, 2008. Interest rate is 8.0% per annum.			1,416,172	-0-

Mortgage note dated December 18, 2006 secured by lot #28.B at Tara Club Estates; principal and interest payable in 34 monthly installments of $578.86 with final payment due November 17, 2009	$39,732	-0-	43,027	-0-

Note payable to Calder Race Course, Inc. and West Flagler Associated, LTD dated January 31, 2005, unsecured with payments beginning 10 days after authorization of slot machines in Miami-Dade County’s licensed pari-mutuel facilities, payable in thirty six installments of $23,148 plus accrued interest or if a substantial portion of the Florida Gaming Centers business operations, stock or other ownership is sold or Centers’ Miami slot machine operations is transferred before all installments are made then the note must be paid in full at such time.  Interest rate is the prime lending rate plus 4.0%.
	277,777	$300,926	-0-	-0-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE H—LONG-TERM DEBT—CONTINUED

	December 31, 2008		December 31, 2007
	Current	Long-Term	Current	Long-Term
Note payable to Freedom Holding, Inc. dated November 1, 2008, unsecured with all principal and interest due May 1, 2009. Interest rate is 10.0% per annum.	$1,322,574	-0-	-0-	-0-

Note payable to Isle of Capri Casinos, Inc., Delaware, dated December 31, 2008, secured by Florida Gaming’s capital stock in its Florida Gaming Centers subsidiary, a mortgage on Centers’ property in Ft. Pierce, Florida, and a security interest in Centers’ Ft.  Pierce gaming license, payable as follows:  quarterly interest only payments beginning April 1, 2009 and due on the first day of each quarter thereafter at the rate of 10% until December 31, 2009, when either the principal and any interest accrued is due or if the sale of all or material portions of the assets are sold or all or any material amount of equity interest is sold before December 31, 2009 then the note must be paid at that time.
	3,000,000	-0-	-0-	-0-

	$4,640,083	$300,926	$6,459,199	-0-

On October 29, 2004, Florida Gaming borrowed $5 million (the "Loan") from Isle of Capri Casinos, Inc., a Delaware corporation ("ICC"), pursuant to a Secured Promissory Note (the "Note"). The Note’s maturity date was December 31, 2008, with interest accruing on the unpaid principal balance at an annual rate of 6%. To secure the Note, a Pledge Agreement dated October 29, 2004 among ICC, Florida Gaming, and Centers (the "Pledge Agreement") was executed. Under the Pledge Agreement, Florida Gaming’s obligations to ICC under the Note were secured by Florida Gaming's pledge to ICC of a continuing security interest in (i) 1,000 shares of the capital stock of Centers owned by Florida Gaming, which constitutes all of the issued and outstanding shares of Centers’ capital stock, (ii) all other property delivered to ICC in substitution for or in addition to the Centers capital stock, and (iii) all products and proceeds of all of the foregoing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE H—LONG-TERM DEBT—CONTINUED

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE H—LONG-TERM DEBT—CONTINUED

As further inducement to ICC to provide the Loan, ICC required that Freedom Financial, Freedom Holding, Inc., a Delaware corporation and the owner of 100% of the outstanding equity of Freedom Financial, Collett Capital Corporation, a Delaware corporation and the beneficial owner of approximately 28.6% of the voting power of Florida Gaming ("Collett Capital"), and W. Bennett Collett ("Mr. Collett"), who is the beneficial owner of approximately 90.8% of Collett Capital, entered into a Shareholders' Support Agreement and Release of Liens (the "Shareholders' Support Agreement"). Under the Shareholders' Support Agreement, (i) Freedom Financial agreed to release the Released Security, (ii) Florida Gaming agreed to repay to Freedom Financial certain pre-existing indebtedness, (iii) Freedom Financial agreed to pay to ICC at least $1,200,000 as a prepayment of a portion of pre-existing indebtedness owed by Freedom Financial to ICC, (iv) Freedom Financial, Holding, Collett Capital, and Mr. Collett (collective1y, the "Holders") agreed to not permit discussions or negotiations to continue regarding a Prohibited Transaction, (v) the Holders agreed to vote the stock in Florida Gaming in favor of the Transaction and against any Prohibited Transaction, and (vi) the Holders granted to ICC, contingent upon receipt of all necessary approvals by appropriate Florida regulatory agencies, a proxy to vote their Florida Gaming stock in favor of the Transaction and against any Prohibited Transaction. Mr. and Mrs. Rowland Howell (a Director), beneficial owners of approximately 13.8% of Florida Gaming's outstanding capital stock, entered into a separate Shareholders' Support Agreement  with respect to items (iv), (v), and (vi), above. The grantors of the proxies described are, collectively, the beneficial owners of greater than 50% of the outstanding capital stock of Florida Gaming.  On July 29, 2008 the exclusivity period under the Letter expired without execution of the Transaction.

On December 31, 2008, the parties entered into a Amended and Restated Secured Promissory Note (the “Amended Note”) which restructured the Note as follows: Florida Gaming made a partial repayment of $2 million, the interest rate on the Note was changed to 10%, the maturity date of the Note was moved to December 31, 2009, and the parties executed an Amended and Restated Pledge Agreement.  Under the Amended Note, Florida Gaming must make quarterly payments of interest only, in arrears, to ICC, except that during the continuance of any Event of Default (as defined in the Amended Note), interest accrues at an annual rate of 18%. The entire unpaid principal amount of the amended Note and unpaid interest thereon is payable on the earlier of (i) the sale of all or any material portion of the assets of, or all or any substantial equity interest in, Florida Gaming Centers, Inc., (Centers), or (ii) December 31, 2009.  Under the Amended and Restated Pledge Agreement, Florida Gaming’s obligations to ICC under the Amended Note are secured by Florida Gaming's pledge to ICC of a continuing security interest in (a) 1,000 shares of the capital stock of Centers owned by Florida Gaming, which constitutes all of the issued and outstanding shares of Centers’ capital stock, (b) all right, title and interest in the Company’s Ft. Pierce gaming license, (c) the Company’s Ft. Pierce building, structures, and fixtures and (d) all products and proceeds of all of the foregoing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE H—LONG-TERM DEBT—CONTINUED

On October 31, 2005 Freedom Financial purchased Florida Gaming’s note with First Bank (formerly CIB) for $2,400,000.  At the same date, Florida Gaming renegotiated the terms of this note with Freedom.  Under the new terms, the note had a fixed interest rate of 8.0% per annum and was secured by various mortgages, rents, and receivables.  The note matured on October 31, 2008 and was refinanced under a new note with Freedom Holding Inc., the parent company of Freedom Financial, dated November 1, 2008.  The Freedom Holding note is unsecured, bears interest at 10.0% per annum, and matures on May 1, 2009.  Reference is made to Note D for a warrant issued by the Company to Holding in connection with the Holding note.

Florida Gaming agreed to compensate its Chairman annually in an amount equal to 2% of the outstanding balance of the Freedom Financial debt.  Guarantee payments totaling $22,385 and $29,468 were paid during 2008 and 2007, respectively, pursuant to this agreement.

On January 20, 2005, the Miami-Dade Board of County Commissioners called a countywide special election to be held by Miami-Dade County on March 8, 2005, (the “Special Election”) for the purpose of submitting to the qualified electors of Miami-Dade County the question of whether to authorize slot machines in certain existing, licensed pari-mutuel facilities.  Florida Gaming agreed to enter into certain agreements with Miami-Dade County, which mandated a prepayment of $1,333,333 by Florida Gaming to Miami-Dade.  Florida Gaming paid $500,000 of this prepayment in 2005 and signed a note payable to Calder Race Course, Inc. and West Flagler Associated, LTD, who paid the remaining $833,333 on Florida Gaming’s behalf.  Payment of neither the note’s principal nor interest was due until the authorization by the qualified electors of Miami-Dade County of the operation of slot machines at Miami Jai-Alai (the “Event”).  The Event failed to occur on March 8, 2005 but did occur in a subsequent election on January 29, 2008. Florida Gaming made its first payment on the note within ten days following the Event.  The note bears interest at the prime lending rate plus 4% and is due in thirty-six installments of $23,145 plus all interest accrued.  Remaining principal at December 31, 2008 totaled $578,703 and is due as follows: $277,777 in 2009; $277,777 in 2010; and $23,149 in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE I—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprise the following:

	December 31,
	2008	2007

Land	$4,780,472	$4,403,594
Buildings and improvements	8,852,989	7,171,563
Equipment furniture and fixtures	1,690,409	1,434,143
Vehicles	85,910	85,910
Construction in progress	21,322	389,180
Less accumulated depreciation	(4,000,825)	(3,594,364)

	$11,430,277	$9,890,026

Depreciation expense totaled $406,461 and $306,482 during 2008 and 2007, respectively.

NOTE J—SUMMER JAI ALAI

In conjunction with the acquisition of WJA’s Frontons, the Company acquired WJA’s 21% interest in the Summer Jai-Alai, Partnership (the “Partnership”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami fronton during the six months between May 1 to October 31 (“Summer Jai-Alai Operations”).  The Company’s partners were Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors.  The Company’s interest in the Partnership was accounted for under the equity method and had a carrying value of $92,491 at December 31, 2008 and 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE J—SUMMER JAI ALAI—CONTINUED

The Company also took the position in the dispute with its partners that effective October 31, 2004 the Partnership terminated and subsequent to December 31, 2004 the Company has operated the Summer Jai-Alai Operations for its own benefit as a division of the Company.   In this connection the Company assumed certain operating payables and receivables of the Partnership which resulted in the Company carrying a receivable from the Partnership of $255,509 at December 31, 2006.  During 2007, a settlement was reached between the Company and its partners.  The Company forgave its $255,509 receivable from the Partnership and its $98,608 receivable from its partners.  The settlement provides the Partnership will continue as a going concern with the Company a 21% owner, West Flagler Associates LTD a 52% owner, and BKCLP 2 LTD a 27% owner.  The Partnership owns the Permit and under a Permit Use Agreement (the “PUA”) between the Company and the Partnership, the Company has the exclusive right to conduct gaming operations under the Permit. The Company derives all revenue, and is responsible for all expenses, from such gaming operations.  In addition, the Company must assure that the holder of the Permit remains authorized to conduct all activities that Florida law authorizes under the Permit, based on the law in effect at any particular time.  The Company may terminate the PUA if the requirement to keep it valid imposes a material burden on the Company.  West Flagler and BKCLP may terminate the PUA if they jointly elect to do so.  If the PUA is terminated (and, thus the Permit’s use reverts to the Partnership) the Partnership does not have the right to conduct activities at the Company’s fronton.  The Company, West Flagler and BKCLP entered into an Amended and Restated Partnership Agreement for the Summer Jai Alai Partnership and except for the following put/call rights, all actions of the Partnership require unanimous approval of the three Partners.  The Partnership contains mandatory put/call rights which take effect if (1) the PUA is terminated by the Company, (2) the PUA is terminated by West Flagler and BKCLP, or (3) any two partners deliver to the third partner a notice of election to trigger the put/call.  Under the put/call rights, the party(ies) triggering the put/call must offer to sell to the other partner(s) its interest at a stated price.  The other partners may either buy the interest at that price, or sell their interests to the triggering partner at that price.  Each partner must give the other partners 45 days advance notice of a “Change of Control” – which is a change of ownership of more that 40% of the partner’s equity and, in the case of the Company, a sale by its Chairman and his affiliates of more than 50% of their stock in the Company.

In accordance with the settlement, all revenues and expenses of the Summer Jai-Alai Operations are included in operating income and expenses of the Company in the accompanying Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE K—REAL ESTATE HELD FOR SALE

The Company’s Tara subsidiary holds six residential lots called Tara Club Estates (collectively, “Tara” or the “Properties”), all of which is situated in Loganville, Walton County, Georgia.  The carrying value of these lots was as follows:

	2008	2007
Real estate held for sale:
Cost of real estate held for sale (six lots)	$302,569	$302,569
Reserve for losses on sale of real estate	(5,069)	(5,069)

Balances, December 31	$297,500	$297,500

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” the Company periodically evaluates and adjusts its reserve for losses on its property held for sale.  Activity in the reserve for 2008 and 2007 was as follows:

	2008	2007
Allowance for losses on property held for sale
Balances, January 1	$5,069	$5,069
Provision for losses	-0-	-0-
Charges to the reserve	-0-	-0-

Balances, December 31	$5,069	$5,069

The Company has completed its development activities and will expend no additional resources to further develop its properties.  Accordingly, future expenses incurred related to these properties will be expensed as incurred.

The Company’s real estate development activities comprise a separate segment of its operations.  (See Note L)

NOTE L—SEGMENT INFORMATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE L—SEGMENT INFORMATION—CONTINUED

The Company has defined its segments into two main areas: Florida Gaming Centers (Centers) and Tara Club Estates (Tara).  These segments are organized under the supervision of the Florida Gaming executive management team and are evaluated based on the following information presented:  Revenues from gaming operations, revenues from lot sales and operating profit contribution to the total corporation.  All inter-segment transactions are eliminated to arrive at the total corporation revenue and operating profit.  Income and expense items below operating profit are not allocated to the segments and are not disclosed.

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

	December 31, 2008
(Dollar Amounts in Thousands)		Assets		Revenues		Profit (Loss)

Florida Gaming Centers	98%	$13,808	100%	$14,001	78%	$(83)

Real Estate Development	2%	343	-0-	-0-	22	(24)

CONSOLIDATED TOTAL	100%	$14,151	100%	$14,001	100%	$(107)

	December 31, 2007
(Dollar Amounts in Thousands)		Assets		Revenues		Profit (Loss)

Florida Gaming Centers	98%	$14,342	100%	$11,392	99%	$(6,614)

Real Estate Development	2%	353	-0-	-0-	1%	(38)

CONSOLIDATED TOTAL	100%	$14,695	100%	$11,392	100%	$(6,652)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE M—REFERENDUM ON CASINO GAMING

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

In 2005, Floridians Against Expanded Gambling filed suit against Floridians for a Level Playing Field, et al, challenging the process by which signatures were collected in order to place a constitutional amendment on the ballot in 2004 allowing Miami-Dade and Broward County voters to approve slot machines in pari-mutuel facilities.  In March, 2009 the parties to the suit agreed to a settlement of all pending claims.  The Company’s estimated cost of settlement was recorded as an expense in the accompanying 2008 Statement of Operations.

NOTE N—INSURANCE RECOVERY

During 2005, the Company’s Miami facilities were damaged by a hurricane.  The Company’s insurance carrier issued a payment of $400,000 and offered an additional $500,000 for a total of $900,000 in settlement of the claims made to repair or replace the damaged Miami components.  The Company incurred $171,795 in expenses related to the hurricane damage.  The carrying value of the Miami assets damaged totaled $404,602.  Accordingly the Company’s insurance recoveries net of losses totaled $323,603 for the year ending December 31, 2005.  As a result of the Company’s continued negotiations with the insurance carrier the Company received insurance proceeds totaling $1,852,160 from the carrier, $952,160 in excess of the insurance company’s original offer, through March 22, 2007.  The Company also incurred expenses totaling $110,216 during 2006 in connection with the collection of these funds for the services of an independent consultant assisting with the negotiations.  The Company recorded these additional net proceeds as insurance recoveries net of losses of $841,944 for the year ending December 31, 2006.  Continued litigation in 2008 lead to a settlement payment from the insurance carrier of $8,500,000.  Professional and consulting costs incurred to settle this litigation totaled $1,238,852 and bonuses of $126,192 were also paid to two Company officers for their contributions resulting in net proceeds of $7,134,956.  The Company recorded these additional net proceeds as insurance recoveries net of losses of $7,134,956 for the year ending December 31, 2008.  The 2008 recovery net of losses was recorded as a change in accounting estimate in accordance with Statements of Financial Accounting Standards No. 154 (FAS 154), Accounting Changes and Error Corrections, which requires a change in accounting estimate be recorded prospectively.  There were no income taxes resulting from the gain because the Company has sufficient tax net operating losses available to be carried forward.  The 2008 recovery net of losses of $7,134,956 is included as other income in the accompanying 2008 Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE O—HANDLE

Pari-Mutuel handle for years ending December 31, 2008 and 2007 is as follows:

	2008	2007
HANDLE
Live Jai-Alai	$15,220,308	$17,826,419
ITW-Guest	36,926,303	44,337,753
ITW-Host	17,291,894	22,107,103

Total Pari-Mutuel Handle	$69,438,505	$84,271,275

Since 2005, the Company has operated Summer Jai-Alai (Summer) as a division of the Company.  Accordingly, all handle, income and expenses from Summer’s operations are included in the Company’s consolidated financial statements for the years ending December 31, 2008 and 2007 (see Note J).  The Company’s Florida Gaming Centers and Summer Jai Alai handle and operations are reported under separate licenses to the State of Florida.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2008 and 2007

NOTE P—FAIR VALUE MEASUREMENTS

Statement of Financial Standards No. 157 requires disclosures concerning fair value measurements and establishes a three-level valuation hierarchy. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

SFAS 157 requires disclosure of assets and liabilities measured at fair value on a nonrecurring basis.  The following table presents the financial assets carried by the Company at fair value as of December 31, 2008 and by SFAS 157 valuation hierarchy (as described above).

Assets measured at fair value on a nonrecurring basis as of December 31, 2008
	Total carrying value in balance sheet	Quoted market prices in an active market (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)

Real Estate Held For Sale	$297,500	-0-	$297,500	-0-

Total assets at fair value	$297,500	-0-	$297,500	-0-

In accordance with the provisions of SFAS 144 the Company periodically evaluates and adjusts its real estate held for sale for impairment.  The Company maintained a reserve for loss of $5,069 on its real estate held for sale as of December 31, 2008.

SFAS 157 also requires disclosure of assets and liabilities measured at fair value on a recurring basis.  The Company measured no assets or liabilities at fair value on a recurring basis as of December 31, 2008.