Form 10-Q
period 2009-03-31
FLORIDA GAMING CORP
filed 2009-05-15
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

F O R M 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☒

As of May 14, 2009, there were 3,888,917 shares of the Registrant’s common stock outstanding.

FLORIDA GAMING
CORPORATION

PART 1.  FINANCIAL INFORMATION

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$1,155,937	$1,512,719
Accounts receivable, net	311,045	280,593
Inventory (Note 2)	36,951	52,051
Total current assets	$1,503,933	$1,845,363

PROPERTY AND EQUIPMENT:

Land	$4,823,525	$4,780,472
Buildings and Improvements	8,852,989	8,852,989
Furniture, fixtures and equipment	1,783,777	1,797,641
	$15,460,291	$15,431,102
Less accumulated depreciation	(4,120,500)	(4,000,825)
	$11,339,791	$11,430,277

REAL ESTATE HELD FOR SALE (net)	297,500	297,500

OTHER ASSETS	588,785	577,597
	$13,730,009	$14,150,737

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$4,659,571	$4,117,397
Short-term borrowing and current portion of long-term debt	4,639,175	4,640,083
Total current liabilities	$9,298,746	$8,757,480

LONG-TERM LIABILITIES
Long-term portion notes payable	431,483	300,926

STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):

Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 28,135 shares issued and outstanding at March 31, 2009 and December 31, 2008	2,813	2,813

Class AA convertible preferred stock, convertible to common stock; $.10 par value, 5,000 shares authorized; 5000 shares issued and outstanding at March 31, 2009 and December 31, 2008	500	500

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at March 31, 2009 and December 31, 2008	5	5

Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; -0- Shares issued and outstanding at March 31, 2009 and 200 shares issued and outstanding at December 31, 2008	-0-	20

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at March 31, 2009 and December 31, 2008	200	200

Common stock, $.20 par value, authorized 7,500,000 shares, 3,888,917 issued and outstanding at March 31, 2009 and 3,754,205 issued and outstanding at December 31, 2008	777,783	750,841

Capital in excess of par value	50,192,082	50,120,254
Accumulated deficit	(46,973,601)	(45,782,302)
Total stockholders’ equity	3,999,780	5,092,331
Total liabilities and stockholders’ equity	$13,730,009	$14,150,737

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net of State Taxes	$1,219,489	$1,387,000
Inter-Track Commissions	793,305	874,237
	2,012,794	$2,261,237

OTHER REVENUE
Cardroom Income	1,707,234	404,701
Admissions Income, net of taxes	3,844	9,236
Programs, Food, Beverage and Other	377,561	222,200
Total Operating Revenue	4,101,433	$2,897,374

EXPENSES
Operating	4,112,734	$3,432,449
General and Administrative	1,134,847	1,068,109
Depreciation and Amortization	140,423	83,395
	5,388,004	$4,583,953
NET LOSS FROM OPERATIONS	(1,286,571)	$(1,686,579)

OTHER INCOME (EXPENSE)
Legislative Initiatives Note	-	(833,333)
Pari-Mutuel Tax Credits	181,719	193,743
Misc. Income	39,872	-
Interest Income	4,468	21,211
	226,059	(618,379)
NET LOSS	(1,060,512)	$(2,304,958)
Dividends on Preferred Stock	(130,789)	$(131,500)
Net Loss Contributable to Common Shareholders	$(1,191,301)	$(2,436,458)
Basic Loss per Common Share	$(0.32)	$(0.71)
Diluted Loss per Common Share	$(0.32)	$(0.71)
Weighted Avg Common Shares Outstanding	3,779,987	3,435,416

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	31-Mar	31-Mar
	2009	2008
Cash flows from operating activities:
Net Loss	$(1,060,512)	$(2,304,958)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and Amortization	140,423	83,394
Decrease (increase) in Inventory	15,100	(1,081)
Legislative Initiative	0	833,333
Decrease in Other Assets	(31,937)	0
Increase in Accounts Receivable	(30,451)	(55,598)
Increase in A/P and Accrued Expenses	592,174	574,768
Net cash used in operating activities	(375,203)	(870,142)

Investing Activities:
Purchases of Property and Equipment	(29,189)	(1,229,372)
Increase in Other Assets	0	69,674
Net proceeds used in investing activities	(29,189)	(1,159,698)

Financing Activities:
Issuance of Long Term Debt	200,000	0
Proceeds from Issuance of Common Stock	98,750	933,750
Repayment of Debt	(120,351)	(73,378)
Dividends Paid	(130,789)	(131,500)
Net cash provided by financing activities	47,610	728,872

DECREASE IN CASH	(356,782)	(1,300,968)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,512,719	3,423,695
CASH AND CASH EQUIVALENTS AT MARCH 31, 2009 AND MARCH 31, 2008	$1,155,937	$2,122,727
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,183	$139,551

Notes to Financial Statements

(1) BASIS OF PRESENTATION

The financial statements of Florida Gaming Corporation (the "Company") have been prepared without audit for filing with the United States Securities and Exchange Commission (the “Commission”). The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

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

Bad Debt Reserve: The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables.  There was no allowance for doubtful accounts recorded for  the first three months ending March 31, 2009 and 2008.

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at  March 31, 2009.

Other comprehensive income: The Company follows the provisions of Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income . The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income in 2008 and 2009.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. As of  March 31, 2009,  and  2008,the Company's unclaimed winnings (outs) totaled $261,438 and $156,687, respectively.

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

The net loss per common share for the quarters ended March 31, 2009 and March 31, 2008 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock ($130,789 and $131,500 respectively) by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended March 31, 2009 and March 31, 2008 was 3,779,987 and 3,435,416, respectively.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the three  months ended March 31, 2009 and March 31, 2008 because the effect would be antidilutive.

Advertising Costs: Advertising costs are expensed as incurred.

Stock Options: The Company accounts for stock based compensation to employees in accordance with FASB 123(R) and EITF 96-18, which requires that equity instruments issued as compensation be measured at fair value determined by the Black-Scholes option pricing model consistent with FASB 123 (R).  There were no options issued during the first quarter ended March 31, 2009 and March 31, 2008.

During the first quarter 2009, 25,000 options were exercised by  a director  at $3.50 per share, and 5,000 options were exercised by an officer at $2.25 per share.  On March 16, 2009, Freedom Holding, Inc., the holder of 200 shares of Preferred E stock,  converted all 200 shares of Preferred E stock to 104,712 common shares.   This compares to 415,000 options exercised by officers and directors at $2.25 per share during the first quarter 2008.

		Weighted- Average
	Shares	Exercise Price
Outstanding, beginning of year	1,020,625	$10.47
Granted	-0-
Exercised	(30,000)	$3.29
Forfeited	-0-
Expired	(75,000)	$28.82
Outstanding, at March 31, 2009	915,625	$9.20
Options and warrants exercisable at March 31, 2009	915,625

Real Estate Development: The Company's Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition and development costs by the number of lots developed.

Effect of Implementing Recently Issued Accounting Standards: In February 2008, FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The partial adoption of SFAS 157 on January 1, 2008, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, did not have a material effect on the Company’s consolidated financial statements. The adoption of the remainder of SFAS No. 157 on January 1, 2009 did not have a material effect on the Company’s financial statements.

In March, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". SFAS No. 161 changes the reporting requirements for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivatives and Hedging Activities", by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments are accounted for under SFAS No. 133 and (c) the effect of derivative instruments and hedging activities on an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of this statement on January 1, 2009 did not  have a material effect on the Company's financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FSP 142-3 on January 1, 2009 did not have a material effect on the Company’s financial statements.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis and was adopted by the Company on January 1, 2009. The adoption of FSP APB 14-1did not have a material effect on the Company’s financial statements.

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

(3) REAL ESTATE HELD FOR SALE

As of March 31, 2009, the Company's subsidiary, Tara Club Estates, Inc. held six (6) residential lots at it’s residential real estate development (“Tara”), which was situated in Loganville, Walton County, Georgia with an aggregate carrying value of $297,500. The Company carries a valuation reserve on one lot in the amount of $5,069.  The Company has completed its development activities  at Tara. Accordingly, any future costs incurred related to these properties will be expensed.

Valuation Reserve Analysis
	3/31/2009	3/31/2008
Balance at the beginning of the year	$5,069	$5,069
Provision charged to operations
Charge offs to the reserve
Ending Balance	$5,069	$5,069

The Company had no real estate sales during the three months ended March 31, 2009 and March 31, 2008.

(4) TAXES

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

For the years 2001 through 2008, Miami had unused credits totaling $2,352,201 and Summer Jai-Alai had $1,220,208 unused credits available foar recover..
Credits available for recovery.

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

CLASS AA PREFERRED STOCK
On June 15, 2007 the Company authorized and issued 5,000 shares of its Series AA 7% cumulative convertible preferred stock to Prides Capital for $1,000 cash per share for an aggregate of $5,000,000.  Each share is convertible into 40 shares of the Company’s $.20 par value common stock.   The stated value per share is $1,000 (as adjusted for stock splits, combinations or splits).  The Company has declared and accrued the required dividends.

CLASS B PREFERRED STOCK
The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration received by the Company upon the initial issuance of each share of the Series B stock was $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock.  The Company has declared and accrued the required dividends.

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

On March 16, 2009, Freedom Holding, Inc. the owner of the outstanding shares of Class E Preferred stock converted  200 shares into 104,712 shares of common stock.

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

(6) COMMITMENTS AND CONTINGENCIES

Isle of Capri Casinos, Inc. On October 29,2004, the Company borrowed $5 million (the "Loan") from Isle of Capri Casinos, Inc., a Delaware corporation ("Isle"), pursuant to a Secured Promissory Note (the "Note") which matured on December 31, 2008.  On December 31, 2008,  the Company paid $2,000,000 on the original note and issued a new note and mortgage for $3,000,000 to Isle.  The new note for $3,000,000 is due December 31, 2009,  bears interest at the rate of ten percent (10%) per annum,  and is secured by a first mortgage on the Ft. Pierce Jai-Alai facility which is located on 37 acres owned by the Company.

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

Letter of Credits:  The Company has letters of credit in favor of its bonding company totaling $300,000.  These letters of credit are secured by cash on deposit on an equal amount.

Summer Jai Alai: In conjunction with the acquisition of WJA’s Frontons, the Company acquired WJA’s 21% interest in the Summer Jai-Alai, Partnership (the “Partnership”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami fronton during the six months between May 1 to October 31 (“Summer Jai-Alai Operations”).  The Company’s partners were Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors.  The Company’s interest in the Partnership was accounted for under the equity method and had a carrying value of $92,491 at December 31, 2008 and 2007, respectively.

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

(9) RELATED PARTY TRANSACTIONS

Management fees. In lieu of salaries for the Chairman/CEO, the Company pays management fees to Freedom of $780,000 per year. Effective May 1, 2008, the Board of Directors increased the Chairman/CEO monthly management fee from $60,000 to $65,000 per month.

CIB Bank/Freedom Note
On October 31, 2005 Freedom Financial purchased Florida Gaming’s note with First Bank (formerly CIB) for $2,400,000.  At the same date, Florida Gaming renegotiated the terms of this note with Freedom.  Under the new terms, the note had a fixed interest rate of 8.0% per annum and was secured by various mortgages, rents, and receivables.  The note matured on October 31, 2008 and was refinanced under a new note with Freedom Holding Inc., the parent company of Freedom Financial, dated November 1, 2008.  The Freedom Holding note was unsecured, bears interest at 10.0% per annum, and matured on May 1, 2009.  As an inducement to refinance the note, the Company issued Holding a warrant to purchase 20,000 shares of the Company’s $0.20 par value common stock at a price per share of $8.25.  The warrant is exercisable at any time from November 1, 2008 through November 1, 2011.  The fair value of the warrant issued totaled $12,984 and is being amortized over the loan’s six month life.   On May 1, 2009, the Company renewed the note until September 1, 2009.  For more information refer to  the Company’s 8-K  filed May 6, 2009.

Florida Gaming agreed to compensate its Chairman annually in an amount equal to 2% of the outstanding balance of the Freedom Financial debt.  Guarantee payments totaling $22,385 and $29,468 were paid during 2008 and 2007, respectively, pursuant to this agreement

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

If one or more of these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated. Any forward-looking statements in this Form 10-Q or the documents incorporated herein by reference reflect management’s current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the Company’s operations, results of operations, growth strategy and liquidity. The factors specifically consider the factors identified in the Company’s  Form 10-K including under the caption “Risk Factors” should be considered.

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

In January, 2009, Florida Gaming Corporation agreed to acquire a total of 10.982 acres of property from Miami-Dade County in exchange for a right-of-way of .492 acres to be used by the Miami-Dade Metro Rail, an overhead light rail system.  The total purchase price of the acreage (10.982) was $16,742,145. On April 6, 2009 Florida Gaming completed Phase 1 of its two-phase acquisition of  the 10.982 acres of property from Miami-Dade County (“County”).  As part of this transaction, the County purchased the easement for the use of  .492 acres from FGMG for $1,014,300.  The Company's  Phase 1 acquisition consists of the closing of the purchase of approximately 2.283 acres from Miami-Dade County for $3,348,429.   The Company paid a down payment of $334,843 and the County financed the remaining $3,013,586 for 15 years at a fixed interest rate of 7.25%.   The Company also received air-rights over N.W. 37th Avenue which separates the two parcels. Upon conclusion of these actions Miami Jai-Alai’s casino footprint will effectively grow from the present 8.6 acres to approximately 20 acres, thereby accommodating any potential future build-out. This will also allow Miami Jai-Alai to virtually enclose its casino area and provide a controlled, safe and well illuminated facility.  The parties will pursue a permanent closing of NW 37th Avenue which separates the existing jai-alai property from the acquired property.  Closing of Phase 2 of the transaction for the remaining approx 8.7 acres is scheduled to take place prior to July 1, 2010.

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

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. The Company had no allowance for doubtful accounts for the quarters ended March 31, 2009 and March 31, 2008.

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

In accordance with SFAS No. 144, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated by using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annually and has found this to be very effective.  There has been no provision for losses for the three months ending March 31, 2009 and 2008.

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

The Company's policy for unclaimed winning tickets follows the requirements as set forth by the State of Florida. Abandoned tickets are winning tickets that remain uncashed for a period of one year. The value of the abandoned tickets escheat to the state. These funds are deposited into the State School Fund for support and maintenance of Florida's public schools. During the first three months of  2009, unclaimed winnings totaled $261,438.

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

Card Room & Dominoes  Development

A new Florida pari-mutuel statute was enacted July 1, 2007 allowing card rooms at licensed pari-mutuel facilities to add the game of dominoes, increase the maximum wager on poker, and permit year round operation of card rooms. Card rooms are regulated by the Florida Division of Pari-Mutuel Wagering (“DPMW)”.  Permitted games are limited to non-banked poker games and dominoes.  On June 5, 2007, the St. Lucie County commission approved a card room at the Company’s  Ft. Pierce Jai-Alai facility.  The Ft. Pierce card room opened April 28, 2008 and the new rules also applied to the Ft. Pierce facility.

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

RESULTS OF OPERATIONS — FIRST QUARTER ENDED MARCH 31, 2009 COMPARED WITH FIRST QUARTER  ENDED  MARCH 31,   2008

During the quarter ending March 31, 2009,  the Company's operations reflect three months' operation of live jai-alai performances at Miami and two months of live jai-alai performances at  Ft. Pierce.  Ft. Pierce  did not conduct live jai-alai during the first quarter 2008.  A full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce for the quarters ending March 31, 2009 and March 31, 2008.   Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria.  During 2009, Ft. Pierce and Miami operated a card room, with the  Miami location also offering dominoes in its’ card room.  The 2008 first quarter figures do not include the Ft. Pierce card room because it opened April 28, 2008.

Handle Analysis
Total handle (amount of money wagered) for the three months ended March 31, 2009 was $17,307,654 of which $7,861,415 was from live jai-alai wagering and $9,446,239 was from inter-track wagering.   Total handle (amount of money wagered) for the three months ended  March 31, 2008 was $19,429,103 of which $8,929,819 was from live jai-alai wagering and $10,499,284 was from inter-track wagering.   There was an overall decrease of $2,121,449 from the period ending March 31, 2008 to March 31, 2009.  Live handle decreased $1,068,404 and Inter-track wagering decreased  $1,053,045.   The Company has continued to see a decline in the pari-mutuel revenue.

Revenues
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended March 31, 2009 were $2,012,794 compared to pari-mutuel revenues of $2,261,237 the same period in 2008. Revenues for the quarter ended March 31, 2009 ($2,012,794) consisted of $1,219,489 from live Jai-Alai wagering and $793,305  from Inter-Track Wagering.   Revenues for the quarter ended March 31, 2008 ($2,261,237) consisted of $1,387,000 from live Jai-Alai wagering and $874,237  from Inter-Track Wagering.  Pari-mutuel Revenues were lower in 2009, even though Ft. Pierce operated live jai-alai two months in 2009, and did not  conduct live jai-alai during the first quarter 2008.

Card room Revenue for the three months ended March 31, 2009 was $1,707,234 compared to $404,701 for the three months ended March 31, 2008 a 322% increase.   Direct Operating Costs totaled $710,791 for the period ending March 31, 2009, compared to $212,373 for the same period in 2008.  The 2009 revenue includes the Ft. Pierce card room which was not open during the first quarter 2008.    Ft. Pierce Card Room  had $1,192,041  of the $1,707,234 in card room revenue for the three months ended March 31, 2009.

Admissions income, net of state taxes, for the three month period ended March  31, 2009 was $3,844 compared to $9,236 for the three month period ended March 31, 2008.   Ft. Pierce does not charge admission at their facility.

Food, beverage and other income for the three months ended March 31, 2009 and March 31, 2008 were $377,561 and $222,200   respectively.   The largest increase is in the Bar and Concession area because of the opening of the Ft. Pierce card room.

Total Operating Revenues for the quarter ended March 31, 2009 was  $4,101,433 compared to $2,897,374 for the same period in 2008, an increase of $1,204,059 (41.6%).    The 2009 revenue includes the Ft. Pierce card room which was not open during the first quarter 2008.

General And Administrative Expenses
The Company's general and administrative expenses  for the three months ended March 31, 2009 and March 31, 2008, were $1,134,847 and $1,068,109,  respectively.   The Company’s general and administrative expenses compared to the first quarter last year are as follows:   Executive salaries and director fees for the quarter ended March 31, 2009 were $160,785 compared to $148,150 for the quarter ended March 31, 2008 (see consulting fees). Director fees increased from $1500 per month to $2000 a month on June 1, 2008. Professional fees increased from $134,772 for the first quarter 2008, to $246,294 for the quarter ended March 31, 2009. The increase in professional fees is due to an increase in legal fees and fees related to gaming advisors.  Consulting fees were $195,000 for the quarters ended March 31, 2009 compared to $180,000 for the quarter ending  March 31, 2008  Consulting  fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO.   On May 1,  2008 the Board of Directors increased the Chairman’s salary from $60,000 a month to $65,000.  Travel and entertainment expense increased from $97,737  for the first quarter of 2008, to $99,010 for the first quarter of 2009.  Travel expenses is related to the Chairman traveling relating to political activities surrounding the slot machines.  Interest expense totaled $122,317 for the first quarter of 2009, compared to $139,551 for the same period in 2008.

Operating Expenses
The Company's operating expenses for the three months ended March 31, 2008 were $4,112,734 compared to  $3,432,449 for the same period in 2008. A portion of the operating costs increased during the first quarter 2009 because Ft. Pierce did not conduct live jai-alai during the first quarter 2008, due to the card room construction,  compared to two months of live jai-alai in 2009.  The largest increase in operating expenses during 2009, were operating expenses relating to the card room at Ft. Pierce.     The components of  the Company’s operating expenses and their comparison to the first quarter last year are as follow:  Card room expense for the three months ended March 31, 2009, was $710,791 compared to $212,373 for the same period in 2008, a $498,418 increase.   Player costs for the quarter  ending March 31, 2009 and March 31, 2008, were $890,346 and $797,471 respectively.  Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses.  These expenses totaled $308,055 for the three months ended March 31, 2009, compared to $274,082 for three months ended March 31, 2008.   The components of the 2009 wagering equipment and expenses were $81,016 in ITW  tote, interface, and telephone charges; $62,728 in totalizator equipment rental; $51,500  in satellite charges and $112,812 in camera/television rental. This compares to the  2008 wagering equipment and expenses of $84,035 in ITW  tote, interface, and telephone charges; $61,145 in totalizator equipment rental; $52,500  in satellite charges and $76,402 in camera/television rental.  Utilities expense totaled $131,203 and $139,464 respectively, for the three months periods ended March 31, 2009 and March 31, 2008. Program costs totaling $43,726 and $43,501, respectively, are also included in the total operating expenses for the three month period ended March  31, 2009 and March 31, 2008. Operating expenses (including payroll costs)  for the bar, souvenir and concessions costs were $250,188 and $206,336 for the three month periods which ended March 31, 2009 and March 31, 2008,  respectively. Operating payrolls and contract labor costs totaled $759,807 and $684,290 for the three month periods ended March 31, 2009 and March 31, 2008, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas.  Of the $759,807,  $227,772 was mutuels payroll, $181,840 was maintenance payroll, $11,524 was admissions payroll, $59,134 was office payroll, and $279,537 was security payroll.  Maintenance expense for the three months ended March 31, 2009,  totaled $78,691 compared to $78,468 for the same period in 2008.    Advertising expense for the three months ended March 31, 2009, totaled $56,530 compared to $31,452 for the three months ended March 31, 2008.

Other Income (Expense)
The Company had other income of $226,059 for the three-month period ended March 31, 2009, compared to other expense of  $618,379 for the quarter ended March 31, 2008.  Other income for the quarter ended March 31, 2009, consisted of  pari-mutuel tax credits of $181,719, a $39,872 refund from the City of Miami Fire Rescue assessment, and interest income of $4,468.   This compares to other expense of $618,379  for the quarter ended March 31, 2008. On January 31, 2005 the Company agreed to pay Dade County for certain “infrastructure improvements” required by the County in connection with the referendum.  The arrangement required the Company to make an initial payment of $500,000 to Dade County in January 2005.  A second payment of $833,333 was made on behalf of the Company by two other pari-mutuel facilities in Dade County.  In consideration for this payment, the Company issued a note payable to these parties.  The Company’s obligation to repay the $833,333 note was contingent on the passage of the gaming question.  In January, 2008, the voters in Dade County voted to approve certain types of casino gaming at pari-mutual betting facilities.  Accordingly, the Company recorded the resulting $833,333 liability concurrently with a charge to expense.  Included in the other expense was income of $193,743 in pari mutuel tax credits and interest income of $21,211.

Tax Loss Carryforwards
At December 31, 2008, the Company had tax net operating loss (NOL) carryforwards of approximately $20,597,000 available to offset future taxable income.  These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2023.

Summary of Operations
The Company had net loss of $1,060,512 or ($.32)  per common share for the three months ended March 31,  2009, compared to net  loss of  $2,304,958 or ($.71) per common share  for the quarter ended March  31, 2008.  Card room,  food, beverage and other revenue  increased from the first quarter 2008 to the first quarter 2009, and pari mutuel revenue declined.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at March 31, 2009 was $1,155,937. At March 31, 2009, the Company had  negative working capital of $7,794,813, this is a decrease in working capital of approximately $882,696 from December 31, 2008. The Company has several large notes due in 2009.  The Isle of Capri note for $3,000,000 is due  on December 31, 2009, the $1,388,743 Freedom Note is due on September 1, 2009, and $277,777 principal balance is due in 2009 for the Legislative Note issued in 2008.  During 2008, the Company spent approximately $1.6 million  in remodeling  the Ft. Pierce jai-alai  card room which opened on April 28, 2008, the Company had the Isle of Capri Note due December 31, 2008, for $5,000,000 and the Freedom Note of $1,377,743 was due October 31, 2008.

During the three months ended  March 31, 2009, net cash used in Company's operating activities was $375,203 compared to net cash used in operating activities of $870,142 during the three months ended March 31, 2008. The Company had an increase in accounts receivable of $30,451 during the first quarter 2009 compared to an  increase of $55,598 for the same period in 2008, and the company had an increase in depreciation and amortization due to the new equipment purchased in 2008. The Company had no legislative initiative during 2009, compared to $833,333 in 2008.   The Company's continuing operating expenses consist principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW  operations.

During the three months ended March 31, 2009, cash used in investing activities was $29,189 compared to cash used in investing activities of $1,159,698 for the three months ended March 31, 2008.  During 2008, the Company performed extensive remodeling at the Ft. Pierce facility and had increased purchases of property and equipment.

During the three months ended March 31,  2009, cash provided by  financing activities was $47,610 compared to $728,872 in cash provided by financing during the three months ended March 31, 2008.  A final order of dismissal was entered by the court on March 23, 2009 for Floridians against Expanded Gambling vs. Floridians for a Level Playing Field ..  The parties agreed to a settlement of all pending claims, and  this amount was included in the issuance of long term debt for the first quarter 2009. During the first quarter 2009, the Company received $98,750 from 30,000 stock options that were exercised, compared to $933,750 received  in cash from 415,000 stock options that were exercised at $2.25 per share during the first quarter 2008.

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

As of  March 31, 2009, the Company owed Freedom Holding $1,388,743. The Freedom Holding note is unsecured, bears interest at 10.0% per annum, and matured on May 1, 2009.  As an inducement to refinance the note, the Company issued Holding a warrant to purchase 20,000 shares of the Company’s $0.20 par value common stock at a price per share of $8.25.  The warrant is exercisable at any time from November 1, 2008 through November 1, 2011.  The fair value of the warrant issued totaled $12,984 was amortized over the loan’s six month life.   On May 1, 2009, the Company renewed the note until September 1, 2009.  For more information refer to  the Company’s 8-K  filed May 6, 2009.   The Company also owes Isle of Capri Casinos, Inc. a secured note in the amount of $3,000,000 which is due in full on December 31, 2009.  Isle of Capri holds the first mortgage on the Ft. Pierce Jai-Alai.   The Company plans to secure the funds necessary to pay these amounts as they become due by raising new capital in a private placement of equity securities or from the sale of a portion of the excess real estate adjacent to the Fort Pierce Jai-Alai facility.  There is no assurance that the Company will be successful in these efforts.

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

During the three months ended March 31, 2009, Centers’ gaming operations comprised  100% of the Company’s revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

March 31, 2009

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	98%	$13,391	100%	$4,101	100%	$(1,056)
Real Estate Development	2%	339	-	-0-		(5)
Consolidated Total	100%	$13,730	100%	$4,101	100%	$(1,061)

March 31, 2008 (Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	98%	$14,177	100%	$2,897	100%	$(2,299)
Real Estate Development	2%	350	-	-0-		(6)
Consolidated Total	100%	$14,527	100%	$2,897	100%	$(2,305)

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

SFAS 157 requires disclosure of assets and liabilities measured at fair value on a nonrecurring basis.  The following table presents the financial assets carried by the Company at fair value as of   March 31, 2009 and by SFAS 157 valuation hierarchy (as described above).

Assets measured at fair value on a nonrecurring basis as of  March 31, 2009
	Total carrying value in balance sheet	Quoted market prices in an active market (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)

Real Estate Held For Sale	$297,500	-0-	$297,500	-0-

Total assets at fair value	$297,500	-0-	$297,500	-0-

In accordance with the provisions of SFAS 144 the Company periodically evaluates and adjusts its real estate held for sale for impairment.  The Company maintained a reserve for loss of $5,069 on its real estate held for sale as of  March 31, 2009.

SFAS 157 also requires disclosure of assets and liabilities measured at fair value on a recurring basis.  The Company measured no assets or liabilities at fair value on a recurring basis as of  March  31, 2009.

ITEM 4.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Under SEC regulations, the information called for by this item is not required because the Company is a smaller reporting Company.

ITEM 4.  CONTROLS AND PROCEDURES

As of  March 31, 2009, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of  March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of  March  31, 2009, the Company maintained effective internal control over financial reporting.

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

Floridians against Expanded Gambling vs Floridians for a Level Playing Field

On August 8, 2006, the District Court of Appeals, First District, State of Florida rendered a decision in the case of Floridians Against Expanded Gambling (“FAEG”), et. al versus Floridians for a Level Playing Field, et. al.  FAEG challenged the process by which signatures were collected in order to place a constitutional amendment on the ballot in 2004 allowing Miami-Dade and Broward County voters to approve slot machines in pari-mutuel facilities.  The District Court of Appeals reversed a decision of the Florida trial court, which granted summary judgment and dismissed the challenge, and remanded the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process.  A motion for rehearing by the entire Court of Appeals or in the alternative a motion for certification to the Florida Supreme Court was filed.  The case was re-heard by the entire Court of Appeals and the panel’s decision was upheld.  The question of law was certified to the Florida Supreme Court, which initially accepted jurisdiction.  However, after oral arguments were made on September 17, 2007, the District Court of Appeals issued an opinion on September 27, 2007, which held the case was not properly put before the District Court of Appeals, and therefore upheld the lower court’s decision to remand the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process.  The parties have agreed to a settlement of all pending claims, and a final order of dismissal was entered by the court on March 23, 2009.

Other Suits

The Company is a defendant in certain other suits which are deemed to be routine litigation in the ordinary course of business. The Company believes that the ultimate resolution of the suits will not have a material adverse impact on the Company's financial position or its results of operations.

Item 1a.	Risk Factors. Not required for smaller reporting companies.

Item 2.	Unregistered sales of equity securities and use of proceeds

None

Item 3.	Defaults upon Senior Securities.

None at date of filing.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.
 None

Item 6.	Exhibits List and Reports on Form 8-K

2.03	Promissory Note entered into between the Registrant and Freedom Holding, Inc. was filed as Exhibit 2.03 on Form 8-K dated May 1, 2009, and is incorporated herein by reference as Exhibit 2.03.

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

4.1
Registrant’s Amended and Restated Master Stock Option Plan filed as Exhibit 99.1 to the Second Post-Effective Amendment of Registrants Registration Statement Form S-8, dated August 23, 2006,  is incorporated herein by reference as Exhibit 4.1.

4.2
Stock Option Agreement entered into by and between Registrant and Freedom Financial Corporation dated April 28, 2006 and is filed as Exhibit 4.1 to Registrants Current Report on Form 8-K dated April 28, 2006, is incorporated herein by reference as Exhibit 4.2.

4.5
Stock Subscription Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and was filed as Exhibit 4.5 to Registrant Current Report on Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 4.5.

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

10.1
Settlement Agreement as to Parcel No. 155 and Parcel No. 155TCE, dated February 3, 2009, by and between the Registrant and the County, filed as Exhibit 10.1 on Form 8-K dated April 6, 2009, and is incorporated herein by reference as Exhibit 10.1.

10.2
Promissory Note, entered into by the Registrant, the County and City National Bank of Florida on April 2, 2009, filed as Exhibit 10.2 on Form 8-K dated April 6, 2009 and is incorporated herein by reference as Exhibit 10.2.

10.3
Mortgage and Security Agreement, entered into by the Registrant, the County and City National Bank of Florida on April 6, 2009, filed as Exhibit 10.3 on Form 8-K dated April 6, 2009 and is incorporated herein by reference as Exhibit 10.3.

10.4
Letter Agreement dated October 29, 2004 entered into by and among Registrant, Florida Gaming Centers, Inc., and Isle of Capri Casinos, Inc. filed as Exhibit 10.48 to Registrant’s Current Report on Form 8-K dated November 4, 2004 and is incorporated herein by reference as Exhibit 10.4.

10.5
Note Restructuring Agreement, Mortgage and Security Agreement, Amended and Restated Pledge Agreement, Amended and Restated Secured Promissory Note, Hazardous Materials Indemnity Agreement, and certain other related instruments and agreements dated December 31, 2008 between the Company and Isle filed as Exhibit 10.1 on Form 8-K dated December 31, 2008, is incorporated herein by reference as Exhibit 10.5.

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

10.13
Promissory Note entered into between the Registrant and Freedom Holding, Inc. dated November 1, 2008, was filed as Exhibit 10.13 to the Registrant’s 10-q dated November 14, 2008, and is incorporated herein by reference as Exhibit 10.13.

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

14.0	Registrant’s Code of Ethics adopted by the Board of Directors on May 16, 2003, filed as Exhibit 14 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 14.0

21.0	List of Registrant’s Subsidiaries as of December 31, 2004, filed as Exhibit 21 to Registrant’s 2004 10-ksb is incorporated by reference as Exhibit 21.

31.1	Certification by Registrant’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.

31.2	Certification by Registrant’s Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.

32.1	Certification by Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto

99.1
Press Release, dated April 8, 2009, filed as Exhibit 99.1 on Form 8-K dated April 6, 2009 and is incorporated herein by reference as Exhibit 99.1r 4, 2004, and is incorporated herein by reference as Exhibit 99.1.

99.3
Promissory Note dated January 31, 2005 in the face amount of $833,333 executed by Florida Gaming Centers, Inc. to Calder Race Course, Inc. and West Flagler Associated, LTD., was filed as Exhibit 99.3 to Registrant’s 10-KSB dated March 31, 2005, and is incorporated herein by reference as Exhibit 99.3.

(b)	Registrant filed a report on Form 8-K dated December 31, 2008 reporting the transaction with Isle of Capri Casinos, Inc. described herein.

Registrant filed a report on Form 8-K dated April 6, 2009, reporting the Settlement Agreement with Miami-Dade County, Florida described herein.

Registrant filed a report on Form 8-K dated May 1, 2009 reporting the transaction with Freedom Holding, Inc described herein.

FLORIDA GAMING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION
(Registrant)

Date: May 15, 2009	By:	/s/ W. B. Collett
W.B. Collett
Chairman of the Board and Chief
Executive Officer

Date: May 15, 2009	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer