Form 10-Q
period 2009-06-30
FLORIDA GAMING CORP
filed 2009-08-14
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...........to...............

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☒

As of August 13, 2009, there were 3,888,917 shares of the Registrant’s common stock outstanding.

FLORIDA GAMING

CORPORATION

INDEX TO FORM 10-Q

PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3

Statements of Operations (unaudited) for the Three and Six Months ended June 30, 2009 and 2008	5

Statements of Cash Flows (unaudited) for the Three and Six Months ended June 30, 2009 and 2008	6

Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION	23

SIGNATURES	27

Certification of CEO (Exhibit 31.1)

Certification of CFO (Exhibit 31.2)

Certification of CEO & CFO (Exhibit 32.1)

PART 1.  FINANCIAL INFORMATION

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$1,157,728	$1,512,719
Accounts receivable, net	300,373	280,593
Inventory (Note 2)	38,358	52,051
Total current assets	$1,496,459	$1,845,363

PROPERTY AND EQUIPMENT:

Land	$8,158,650	$4,780,472
Buildings and improvements	8,885,639	8,852,989
Furniture, fixtures and equipment	1,801,535	1,797,641
	$18,845,824	$15,431,102
Less accumulated depreciation	(4,241,734)	(4,000,825)
	$14,604,090	$11,430,277

REAL ESTATE HELD FOR SALE (net)	297,500	297,500

OTHER ASSETS	594,802	577,597
	$16,992,851	$14,150,737

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$5,280,047	$4,117,397
Short-term borrowing and current portion of long-term debt	4,754,986	4,640,083
Total current liabilities	$10,035,033	$8,757,480

LONG-TERM LIABILITIES
Long-term portion notes payable	3,309,680	300,926
STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):

Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 28,135 shares issued and outstanding at June 30, 2009 and December 31, 2008	2,813	2,813

Class AA convertible preferred stock, convertible to common stock; $.10 par value, 5,000 shares authorized; 5000 shares issued and outstanding at June 30, 2009 and December 31, 2008
	500	500
Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at June 30, 2009 and December 31, 2008	5	5

Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; -0- Shares issued and outstanding at June 30, 2009 and 200 shares issued and outstanding at December 31, 2008	-0-	20

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at June 30, 2009 and December 31, 2008
	200	200
Common stock, $.20 par value, authorized 7,500,000 shares, 3,888,917 issued and outstanding at June 30, 2009 and 3,754,205 issued and outstanding at December 31, 2008
	777,783	750,841
Capital in excess of par value	50,192,081	50,120,254
Accumulated deficit	(47,325,244)	(45,782,302)
Total stockholders’ equity	3,648,138	5,092,331
Total liabilities and stockholders’ equity	$16,992,851	$14,150,737

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net of State Taxes	$1,139,786	$1,397,249	$2,359,275	$2,784,249
Inter-Track Commissions	751,320	802,727	1,544,625	1,676,964
	$1,891,106	$2,199,976	$3,903,900	$4,461,213

OTHER REVENUE
Cardroom Income	1,539,538	1,384,981	3,246,773	1,789,682
Admissions Income, net of taxes	8,089	3,808	11,932	13,044
Programs, Food, Beverage and Other	334,802	345,129	712,363	567,329
Total Operating Revenue	$3,773,535	$3,933,894	$7,874,968	$6,831,268

EXPENSES
Operating	$3,748,321	$4,229,079	$7,861,054	$7,661,528
General and Administrative	1,107,210	1,098,937	2,242,057	2,167,046
Depreciation and Amortization	137,655	84,774	278,077	168,169
	$4,993,186	$5,412,790	$10,381,188	$9,996,743
NET LOSS FROM OPERATIONS	$(1,219,651)	$(1,478,896)	$(2,506,220)	$(3,165,475)

OTHER INCOME (EXPENSE)
Legislative Initiatives Note	0	0	0	(833,333)
Gain on Sale of Right-of-Way	870,185	0	870,185	0
Pari-Mutuel Tax Credits	124,490	155,538	306,209	349,281
Misc.Income	0	0	39,872	0
Interest Income	834	4,571	5,300	25,782
	995,509	160,109	1,221,566	(458,270)
NET LOSS	(224,142)	(1,318,787)	(1,284,654)	(3,623,745)
Dividends on Preferred Stock	(134,843)	(138,843)	(272,975)	(277,686)
Net Loss Contributable to Common Shareholders	$(358,985)	$(1,457,630)	$(1,557,629)	$(3,901,431)
Basic Loss per Common Share	$(0.09)	$(0.39)	$(0.41)	$(1.09)
Diluted Loss per Common Share	$(0.09)	$(0.39)	$(0.41)	$(1.09)
Weighted Avg Common Shares Outstanding	3,888,917	3,754,194	3,834,753	3,575,929

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net Loss	$(1,284,654)	$(3,623,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	278,077	168,169
Gain on sale of right-of-way	(870,185)	0
Legislative initiative	0	833,333
Decrease (increase) in inventory	13,693	(12,502)
(Increase) decrease in accounts receivable	(19,780)	28,637
Increase in other assets	(54,374)	(3,105)
Increase in a/p and accrued expenses	1,162,650	548,171
Net cash used in operating activities	(774,573)	(2,061,042)

Investing Activities:
Purchases of property and equipment	(3,479,881)	(1,467,651)
Proceeds from the sale of right-of-way	1,185,345
Net proceeds used in investing activities	(2,294,536)	(1,467,651)

Financing Activities:
Proceeds from issuing debt	3,013,586	1,000,000
Repayment of short term debt	(139,929)	(172,731)
Proceeds from exercise of stock options	98,750	933,750
Dividends paid	(258,289)	(263,000)
Net cash provided by financing activities	2,714,118	1,498,019

DECREASE IN CASH	(354,991)	(2,030,674)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,512,719	3,423,695
CASH AND CASH EQUIVALENTS AT JUNE 30, 2009 AND JUNE 30, 2008	$1,157,728	$1,393,021
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$120,965	$284,101
Capitalized financing costs	$35,830	$34,756

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce, and Miami, Florida through its Florida Gaming Centers, Inc. subsidiary (Centers). The Company also conducts intertrack wagering (ITW) on jai alai, horse racing and dog racing from its facilities.  Poker is played at the Miami and Ft. Pierce Jai-Alai, and dominoes are played at the Miami Jai-Alai.     In addition, the Company operates Tara Club Estates, Inc. (“Tara”), a residential real estate development  located near Atlanta in Walton County, Georgia.  Approximately 46.2% of the Company's common stock is controlled by the Company's Chairman and CEO either directly or beneficially through his ownership of Freedom Holding, Inc. (“Holding”).

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets as follows:

Buildings	39 years
Land and building improvements	15 years
Furniture and equipment	5-7 years
Automobiles	5 years

	June 30,
	2008	2008
Land	$8,158,650	$4,403,594
Buildings and improvements	8,885,639	8,819,176
Equipment furniture and fixtures	1,691,618	1,620,261
Automobiles	85,910	85,910
Construction in progress	24,007	23,101
Less accumulated depreciation	(4,241,734)	(3,756,867)
	$14,604,090	$11,195,175

Depreciation Expense totaled  $240,909 and $162,502 during the six months ended June 30, 2009 and 2008, respectively.

Long-lived assets: The Company's investment in its residential and commercial property is carried at cost. The Company evaluates the carrying value of its real estate development and other long-lived assets under FAS 67 and FAS 144 annually.

Bad Debt Reserve: The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables. There was no allowance for doubtful accounts recorded for  the  six months ending June 30, 2009 and 2008.

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at  June 30, 2009.

Other comprehensive income: The Company follows the provisions of Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income . The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income in 2008 and 2009.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. As of  June 30, 2009,  and  2008, the Company's unclaimed winnings (outs) totaled $270,865 and $266,450, respectively.

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

The net loss per common share for the quarters ended June 30, 2009 and June 30, 2008 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock ($134,843 and $138,843 respectively) by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended June 30, 2009 and June 30, 2008 was 3,888,917 and 3,754,194, respectively.

The net loss per common share for the six months ended June 30, 2009 and June 30, 2008 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock ($272,975 and $277,686 respectively) by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended June 30, 2009 and June 30, 2008 was 3,834,753 and 3,575,929, respectively.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the three or six  months ended June 30, 2009 and June 30, 2008 because the effect would be antidilutive.

Advertising Costs: Advertising costs are expensed as incurred.

Stock Options: The Company accounts for stock based compensation to employees in accordance with FASB 123(R) and EITF 96-18, which requires that equity instruments issued as compensation be measured at fair value determined by the Black-Scholes option pricing model consistent with FASB 123 (R).  There were no options issued or exercised during the quarter ended  June 30, 2009 and June 30, 2008.

During the six months ended  June 30, 2009, 25,000 options were exercised by  a director  at $3.50 per share, and 5,000 options were exercised by an officer at $2.25 per share.  On March 16, 2009, Freedom Holding, Inc., the holder of 200 shares of Preferred E stock,  converted all 200 shares of Preferred E stock to 104,712 common shares.   This compares to 415,000 options exercised by officers and directors at $2.25 per share during the six months ended June 30,  2008.

		Weighted- Average
	Shares	Exercise Price
Outstanding, beginning of year	1,020,625	$10.47
Granted	-0-
Exercised	(30,000)	$3.29
Forfeited	-0-
Expired	(75,000)	$28.82
Outstanding, at June 30, 2009	915,625	$9.20
Options and warrants exercisable at June 30, 2009	915,625

On July 11, 2009, the Company extended 362,500 options for one year.  These options were due to expire July 11, 2009, with an exercise price of $8.25 per share. The Company extended these options for one year, with an expiration date of July 11, 2010, with an exercise price of $8.25 per share. The Company has recorded the expense for the extension of these options in the third quarter.

Real Estate Development: The Company's Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition and development costs by the number of lots developed.

Effect of Implementing Recently Issued Accounting Standards:   In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which is effective for the Company for the quarterly period beginning April 1, 2009. SFAS No. 165 requires an entity to evaluate events or transactions after the balance sheet date for potential recognition or disclosure. The Company adopted SFAS No. 165 during the second quarter of 2009 and there was no impact on the Company’s consolidated financial position and results of operations for the three months ended June 30, 2009.

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”) which replaces SFAS No. 162. SFAS No. 168 launches the FASB Accounting Standard Codification (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles. The Codification simplifies the classification of accounting standards into one online database under a common referencing system, organized into eight areas, ranging from industry specific to general financial statement matters. The standard is effective for interim and annual periods ending after September 15, 2009. The Company intends to adopt the standard on the effective date.

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

(3) REAL ESTATE HELD FOR SALE

As of June 30, 2009, the Company's subsidiary, Tara Club Estates, Inc. held six (6) residential lots at it’s residential real estate development (“Tara”), which was situated in Loganville, Walton County, Georgia with an aggregate carrying value of $297,500. The Company carries a valuation reserve on one lot in the amount of $5,069.  The Company has completed its development activities  at Tara. Accordingly, any future costs incurred related to these properties will be expensed.

Valuation Reserve Analysis
	6/30/2009	6/30/2008
Balance at the beginning of the year	$5,069	$5,069
Provision charged to operations
Charge offs to the reserve
Ending Balance	$5,069	$5,069

The Company had no real estate sales during the three or six months ended June 30, 2009 and June 30, 2008.

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

Summer Jai Alai: In conjunction with the acquisition of its Frontons, the Company acquired 21% interest in the Summer Jai-Alai, Partnership (the “Partnership”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami fronton during the six months between May 1 to October 31 (“Summer Jai-Alai Operations”).  The Company’s partners were Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors.  The Company’s interest in the Partnership was accounted for under the equity method and had a carrying value of $92,491 at December 31, 2008 and 2007, respectively.

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

Miami-Dade County:   In January, 2009, Florida Gaming Corporation agreed to acquire a total of 10.982 acres of property from Miami-Dade County in exchange for a right-of-way of .492 acres to be used by the Miami-Dade Metro Rail, an overhead light rail system.  The total purchase price of the acreage (10.982) was $16,742,145. On April 6, 2009 Florida Gaming completed Phase 1 of its two-phase acquisition of  the 10.982 acres of property from Miami-Dade County (“County”).  As part of this transaction, the County purchased the right of way  for the Metro Rail  of  .492 acres from the Company  for $1,014,300.  The Company's  Phase 1 acquisition consisted of the closing of the purchase of approximately 2.283 acres from Miami-Dade County for $3,348,429.   The Company paid a down payment of $334,843 and the County financed the remaining $3,013,586 for 15 years at a fixed interest rate of 7.25%.   The Note is secured by the Property pursuant to a Mortgage and Security Agreement (the “Mortgage”) between the Company and the County.  The Company also received air-rights over N.W. 37th Avenue which separates the two parcels. Upon conclusion of these actions Miami Jai-Alai’s casino footprint will effectively grow from the present 8.6 acres to approximately 20 acres, thereby accommodating any potential future build-out. This will also allow Miami Jai-Alai to virtually enclose its casino area and provide a controlled, safe and well illuminated facility.  The parties will pursue a permanent closing of NW 37th Avenue which separates the existing jai-alai property from the acquired property.  Closing of Phase 2 of the transaction for the remaining approx 8.7 acres is scheduled to take place prior to July 1, 2010.

The Company has a commitment from an institutional broker/dealer and stockholder to provide a short term $1 million credit facility to meet its working capital needs. The closing on the credit facility is expected to occur by August 31, 2009.

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

CIB Bank/Freedom/Holding Note
On October 31, 2005 Freedom Financial purchased Florida Gaming’s note with First Bank (formerly CIB) for $2,400,000.  At the same date, Florida Gaming renegotiated the terms of this note with Freedom.  Under the new terms, the note had a fixed interest rate of 8.0% per annum and was secured by various mortgages, rents, and receivables.   The note matured on October 31, 2008. and was refinanced under a new note with Freedom Holding Inc., the parent company of Freedom Financial, dated November 1, 2008.  On November 1, 2008, Florida Gaming Centers, Inc. (“FGC”), a wholly-owned subsidiary of the Registrant, borrowed One Million Three Hundred Twenty-Two Thousand Five Hundred and Seventy-Three Dollars and Seventy-Three Cents ($1,322,573.73) (the “Principal Amount”) from Freedom Holding, Inc. (“Holding”), which was evidenced by FGC’s Promissory Note in favor of Freedom dated November 1, 2008 (the “Original Note”).  On November 1, 2008, as an inducement to refinance the note, the Company issued Holding a warrant to purchase 20,000 shares of the Company’s $0.20 par value common stock at a price per share of $8.25.  The warrant is exercisable at any time from November 1, 2008 through November 1, 2011.  The fair value of the warrant issued totaled $12,984 was amortized over the loan’s six month life.  The Original Note had a stated maturity date of May 1, 2009.  On May 1, 2009, Holding agreed to extend the maturity date of the Original Note until September 1, 2009 as evidenced by FGC’s May 1, 2009 Promissory Note in favor of Holding in the principal amount (the “New Note”).  The New Note bears interest at the annual rate of Ten Percent (10%) and is unsecured.  The principal amount and all accrued but unpaid interest thereon is payable to Holding on September 1, 2009.  FGC may prepay any or all of the principal amount without penalty, provided that FGC provides at least 15 days prior written notice of prepayment and any such prepayment must be of an amount equal to at least $100,000 and in integral multiples of $50,000. For more information  refer to  the Company’s 8-K  filed May 6, 2009.

Holding and Freedom The Company engages in various transactions with Freedom Holding, Inc. (“Holding”) or its wholly owned subsidiary Freedom Financial Corporation (“Freedom”). The Company’s Chairman and CEO maintains a 85.09% interest in Holding. The Company’s President maintains a 9.21% interest in Holding. On March 16, 2009, Holding converted 200 shares of the Company’s Series E Preferred stock into 104,712 shares of the Company’s common stock. As of June 30, 2009 Holding owns 1,325,869 common shares, 706,000 stock options, 20,000 warrants and 1,000 shares of the Company’s Class F Preferred stock which is convertible into 148,334 common shares. Amounts payable by the Company to Holding as of June 30, 2009 include: a $1,332,574 unsecured note payable bearing interest at 10%, which matures September 1, 2009; accrued interest of $87,683 on the note payable; and $40,000 in accrued dividends on the Class F Preferred stock. Amounts payable by the Company as of June 30, 2009 to Freedom include management fees of $390,000 and short term borrowings totaled $450,000.

Florida Gaming agreed to compensate its Chairman annually in an amount equal to 2% of the outstanding balance of the Freedom Financial debt.  Guarantee payments totaling $22,385 were paid during 2008 pursuant to this agreement.

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

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. The Company had no allowance for doubtful accounts for the quarters ended June 30, 2009 and June 30,  2008.

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

In accordance with SFAS No. 144, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated by using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annually and has found this to be very effective.  There has been no provision for losses for the three or six  months ending June 30, 2009 and  June 30, 2008.

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

The Company's policy for unclaimed winning tickets follows the requirements as set forth by the State of Florida. Abandoned tickets are winning tickets that remain uncashed for a period of one year. The value of the abandoned tickets escheat to the state. These funds are deposited into the State School Fund for support and maintenance of Florida's public schools. During the first six months of  2009, unclaimed winnings totaled $270,865.

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

RESULTS OF OPERATIONS — SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH SECOND QUARTER AND SIX MONTHS  ENDED  JUNE 30,   2008

Miami operated three months live Jai-Alai operations for the quarters ended June 30, 2009 and June 30, 2008.  Ft. Pierce did not operate live jai-alai during the second quarter 2009, compared to operating live jai-alai from April 4th through May 31st , for the quarter ending June 30, 2008. Ft. Pierce  conducted a full schedule of Inter-Track Wagering (“ITW”) for the quarters ending June 30,  2009 and June 30, 2008.   Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria. During 2009, Ft. Pierce and Miami operated a card room, with the  Miami location also offering dominoes in its’ card room.  The 2008 figures only include two months of card room operation at Ft. Pierce because the Ft. Pierce card room opened April 28, 2008.

Handle Analysis for the Quarter Ended June 30, 2009 compared to the Quarter ended June 30, 2008
Total handle (amount of money wagered) for the three months ended June 30, 2009 was $16,334,434 of which $7,136,875 was from live jai-alai wagering and $9,197,559 was from inter-track wagering.  This compared to the total handle (amount of money wagered) for the three months ended June 30, 2008 was $18,763,253 of which $8,856,908 was from live jai-alai wagering and $9,906,345 was from inter-track wagering.  The $2,428,819 decrease is due to a decrease of $1,720,033 of live jai-alai and a decrease of $708,786 in ITW.  Handle continues to decrease due to the increased competition and the overall economy.

TotalPari-Mutuel  Revenues for the Quarter ended June 30, 2009 compared to Quarter ended June 30, 2008
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended June 30, 2009 were $1,891,106 compared to pari-mutuel revenues of $2,199,976 the same period in 2008. Revenues for the quarter ended June 30, 2009 ($1,891,106) consisted of $1,139,786 from live Jai-Alai wagering and $751,320  from Inter-Track Wagering.  Revenues for the quarter ended June 30, 2008 ($2,199,976) consisted of $1,397,249 from live Jai-Alai wagering and $802,727  from Inter-Track Wagering Revenues.

Card Room Revenue for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008
Card room Revenue for the three months ended June 30, 2009 was $1,539,538 compared to  $1,384,981 for the three months ended June 30, 2008 a $154,557 increase.   Card room  operating expenses totaled $671,590 for the quarter ending June 30, 2009, compared to $677,525 or the quarter ending June 30, 2008.  Ft. Pierce opened it’s card room on April 28, 2008.

Admissions  for the quarter  ended June 30, 2009  compared to the quarter ended June 30, 2008
Admissions income, net of state taxes, for the quarter ended June 30, 2009 was $8,089 compared to $3,808 for the same period in 2008. Ft. Pierce does not charge admission at their facility.

Food, beverage and other income for the quarter ended June 30, 2009 and June 30, 2008
Food, beverage and other income for the quarter ended June 30,  2009 and June 30,  2008 were $334,802 and $345,129, respectively. The decrease of $10,327 is primarily due to the bar revenues being lower for the quarter.

Real Estate Revenue for the quarter  ended June 30,  2009 compared to the quarter ended June 30, 2008
There were no real estate sales for the quarters ended June 30, 2009 and June 30, 2008.

Total Operating Revenues for the Quarter ended June 30, 2009 compared to June 30, 2008
Total Operating Revenues for the quarter ended June 30, 2009 were $3,773,535 compared to $3,933,894 for the same period in 2008, a decrease of $160,359.  Live jai-alai  and ITW continue to decline, but the Card room showed  an increase for the quarter.  Ft. Pierce Card Room was open the full quarter of 2009, compared to two  months of the quarter in 2008, the card room did not open until April 28, 2008.

Operating  Expenses for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008
The Company's operating expenses for the three months ended June 30, 2009 were $3,748,321 compared to $4,229,079 for the same period in 2008.  The components of  the Company’s operating expenses and their comparison to the second quarter last year are as follow:  Player costs, salaries, benefits, and support staff, represent a significant portion  operational expenses.  Player costs for the quarter  ending June 30, 2009 and June 30, 2008, were $761,054 and $942,336 respectively.  Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses.  These expenses totaled $316,797 for the quarter ended June 30, 2009, compared to $303,400 for quarter ended  June 30, 2008.  The components of the 2009 wagering equipment and expenses were $85,479 in ITW tote, interface, and telephone charges; $62,631 in totalizator equipment rental; $52,000  in satellite charges and $116,687 in camera/television rental. The components of the 2008 wagering equipment and expenses were $82,497 in ITW tote, interface, and telephone charges; $60,948 in totalizator equipment rental; $52,000  in satellite charges and $107,954 in camera/television rental. Utilities expense totaled $146,878 and $171,024 respectively, for the quarter ended June 30, 2009 and June 30, 2008. Program costs totaling $41,074 and $50,093, respectively, are also included in the total operating expenses for the three month period ended June 30, 2009 and June 30, 2008. Operating expenses (including payroll costs)  for the cardroom, bar, souvenir, parking,  and concessions costs were $900,448 and $980,730 for the quarter ended June 30,  2009 and June 30, 2008,  respectively. Due to the opening of the Ft. Pierce card room there was a significant increase in payroll.   Operating payrolls for mutuels, maintenance, admissions, office, security and contract labor costs totaled $699,196 and $770,609 for the quarter ended June 30, 2009 and June 30, 2008.    Of the $699,196,  $213,587 was mutuels payroll, $162,940 was maintenance payroll, $7,768 was admissions payroll, $47,537 was office payroll, and $267,363 was security payroll.     Maintenance and cleaning expenses for the quarter ended June 30, 2009,  totaled $72,749 compared to $103,853 for the same period in 2008.    Advertising expense for the quarter ended June 30, 2009, totaled $73,377 compared to $65,835 for the quarter ended June 30, 2008, a $7,543 increase.

General And Administrative Expenses for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008
The Company's general and administrative expenses  for the quarter ended June 30, 2009 and June 30, 2008 remained relatively the same, with a slight increase of $8,273. General and administrative expenses for the quarter ended June 30, 2009 and June 30, 2008, were $1,107,210 and $1,098,937, respectively. Significant categories of the Company’s general and administrative expenses for the second quarter of 2009  compared to the second  quarter of 2008 are as follows:   Executive salaries and director fees for the quarter ended June 30, 2009 were $163,781 compared to $148,150 for the quarter ended June 30,  2008 (see consulting fees). Professional fees were $155,156 for the quarter ending June 30, 2009 compared to $160,109 for the same period in 2008. Consulting fees were $195,000 for the quarters ended June 30, 2009 and June 30, 2008.   Consulting  fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO.  Effective February 29, 2008, the Board of Directors authorized a $5,000 per month increase in salary to the Chairman/CEO that was effective April 1, 2008.  Travel and entertainment expense decreased from $92,604  for the second quarter of 2008, to $90,318 for the second quarter of 2009.  Interest expense totaled $175,656 for the second quarter of 2009, compared to $144,550 for the same period in 2008.

Handle Analysis for the Six Months Ended June 30, 2009  compared to the Six Months ended June 30, 2008
Total handle (amount of money wagered) for the six months ended June 30, 2009 was $33,642,088 of which $14,998,290 was from live jai-alai wagering and $18,643,798 was from inter-track wagering.  Total handle (amount of money wagered) for the six months ended June 30, 2008 was $38,192,356 of which $17,786,727 was from live jai-alai wagering and $20,405,629 was from inter-track wagering.  Of the total handle, live handle decreased $2,788,437 from the six months ended June 30,  2008 to the six months ended June 30, 2009.    Inter-track wagering decreased from $20,405,629 for the six months ended June 30, 2009 to $18,643,798 for the six months ended June 30, 2008, a $1,761,831 decrease.

Total Pari-Mutuel Revenues for the Six Months  ended June 30, 2009 compared to the Six months  ended June 30, 2008
Pari-mutuel revenues (net of state pari-mutuel taxes) for the six months ended June 30, 2009 were $3,903,900 compared to $4,461,213  for the same period in 2008. Revenues ($3,903,900) for the six months ended June 30, 2009 consisted of $2,359,275 from live Jai-Alai wagering and $1,544,625  from Inter-Track Wagering. Revenues ($4,461,213) for the six months ended June 30, 2008 consisted of $2,784,249 from live Jai-Alai wagering and $1,676,964 from ITW.

Card Room Revenue for the six months ended June 30, 2009 compared to the six months  ended June 30, 2008
Card room Revenue for the six months ended June 30, 2009 was $3,246,773 compared to $1,789,682 for the six months ended June 30, 2008 a 81.4% increase.  The Card Room Revenue increased significantly due to the opening of the Ft. Pierce card room on April 28, 2008.  Ft. Pierce had card room revenue of $2,226,532 and Miami had card room revenue of $1,020,241.   Card room operating costs totaled $1,382,381 for the period ending June 30, 2009, with Ft. Pierce having expense of $941,692 and Miami having card room expense of $440,689.  This compares to card room operating costs of $889,898 for the same period in 2008.   Ft. Pierce opened their card room on April 28, 2008.

Admissions  for the six months  ended June 30, 2009 compared to the six months  ended June 30, 2008
Admissions income, net of state taxes, for the six months ended June 30, 2009 was $11,932 compared to $13,044 for the six months ended June 30, 2008.  Ft. Pierce does not charge admission.

Food, beverage and other income for the six months ended June 30, 2009 and June 30, 2008
Food, beverage and other income for the six months ended June 30,  2009 and June 30,  2008 were $712,363 and $567,329   respectively, a $145,034 increase.  Some of the larger increases were bar revenue, which  increased  $28,759,  and concession revenue which increased  $89,844 during the six months ended June 30, 2009 from the same period in 2008.   Ft. Pierce saw an increase in concession and bar revenue when they opened their card room on April 28, 2008.

Real Estate Revenue for the six months  ended June 30,  2009 compared to six months  ended June 30, 2008
There were no Real Estate sales for the six months ended June 30, 2009 and June 30, 2008.

Total Operating Revenues for the six months  ended June 30, 2009 compared to six months ended June 30, 2008
Total Operating Revenues for the six months ended June 30, 2009 was $7,874,968 compared to $6,831,268 for the same period in 2008, an  increase of $1,043,700.   The Company saw an increase in card room and other revenue due to the opening of the Ft. Pierce card room.  Pari-Mutuel  Revenue decreased $557,313 for the six months ended June 30, 2009.  ITW decreased $132,339 and  live Jai-Alai decreased $424,974.

Operating  Expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008
The Company's operating expenses for the six months ended June 30, 2009 were $7,861,054 compared to $7,661,528 for the same period in 2008, an increase of $199,526.    The components of  the Company’s operating expenses and their comparison to the six months ended June 30, 2009  are as follow:  Player costs, salaries, benefits, and support staff, represent a significant portion operational expenses.  Player costs for the six months ending June 30, 2009 and June 30, 2008, were $1,651,399 and $1,739,807 respectively.  Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses.  These expenses totaled $624,852 for the six months ended June 30, 2009, compared to $577,482 for quarter ended  June 30, 2008.   The components of the 2009 wagering equipment and expenses were $166,494 in ITW  tote, interface, and telephone charges; $125,359 in totalizator equipment rental; $103,500  in satellite charges and $229,499 in camera/television rental. This compares to the  2008 wagering equipment and expenses of $166,533 in ITW  tote, interface, and telephone charges; $122,093 in totalizator equipment rental; $104,500  in satellite charges and $184,356 in camera/television rental.  Utilities expense totaled $278,081 and $310,488 respectively, for the six months ended June 30, 2009 and June 30, 2008. Program costs totaling $84,800 and $93,594, respectively, are also included in the total operating expenses for the six months ended June 30, 2009 and June 30, 2008. Operating expenses (including payroll costs)  for the cardroom, bar, souvenir, parking  and concessions costs were $1,880,046 and $1,413,499 for the six months ended June 30,  2009 and June 30, 2008,  respectively, a $466,547 increase. The largest increase was the card room costs, which increased from $889,898 for the six months ended  June 30, 2008 compared to $1,382,381 for the six months ended June 30, 2009.  Operating payrolls for admissions, mutuels, office, maintenance and security and contract labor costs totaled $1,459,003 and $1,454,899 for the six month periods ended June 30, 2009 and June 30, 2008, respectively.  Of the $1,459,003,  $441,358 was mutuels payroll, $344,780 was maintenance payroll, $19,293 was admissions payroll, $106,671 was office payroll, and $546,900 was security payroll. This compares to $1,454,899 for the same period in 2008, of which $468,546 was mutuels payroll, $352,957 was maintenance payroll, $34,102 was admissions payroll, $90,121 was office payroll, and $509,174 was security payroll. The Company had an increase in security and maintenance payroll due to the opening of the Ft. Pierce card room.  Maintenance expense for the six months ended June 30, 2009,  totaled $151,440 compared to $182,322 for the same period in 2008.  Advertising expense for the six months ended June 30,  2009, totaled $129,908 compared to $97,287 for the six months ended June 30, 2008.

General And Administrative Expenses for the six months ended June 30, 2009  compared to the six months ended June 30, 2008
The Company's general and administrative expenses  for the six months ended June 30, 2009 and June 30, 2008, were $2,242,057 and $2,167,046  respectively, a $75,011 increase.   Executive salaries and director fees for the six months ended June 30, 2009 were $324,567 compared to $296,300 for the six months ended June 30,  2008 (see consulting fees). Professional fees increased from $294,881 for the  six months 2008 to $401,450 for the  six months ended June 30, 2009. Consulting fees were $390,000 for the six months ended June 30, 2009 compared to $375,000 for the same period in 2008.   Consulting  fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO.  The Board of Directors authorized a $5,000 per month increase in salary to the Chairman/CEO effective April 1, 2008.  Travel and entertainment expense remained relatively the same with a slight decrease of $1,013 for the  six months of 2009 from $190,341 for the six months ended 2008,  to $189,328 for the  six months of 2009. Interest expense was  $284,101 for the  six months of 2008, compared to $297,973 for the same period in 2009.

Real Estate Cost of Sales
The  Company had no real estate cost of  sales during the quarters ended or six months ended June 30, 2009 and June 30, 2008.

Other Income
The Company had other income of $995,509 for the quarter ended June 30, 2009, compared to  $160,109 for the quarter ended June 30, 2008.  Other income for the quarter ended June 30, 2009, consisted of  $870,185 on the gain of the sale of the right-of-way by Miami-Dade County,  $124,490 in pari-mutuel tax credits, and interest income of $834, this compares to $160,109 for the quarter ended June 30, 2008 which included $155,538  in pari-mutuel tax credits and  $4,571 in interest income for the same period in 2008.

The Company had other income of $1,221,566 for the six months ended June 30, 2009, compared to other expense of $458,270 for the six months ended June 30, 2008  Other income included a $870,185 gain from the sale of the right-of-way by Miami-Dade County, $306,209 in pari-mutuel credits, $39,872 refund from the City of Miami Fire Rescue,  and $5,300 in interest income. On April 6, 2009 Florida Gaming completed Phase 1 of its two-phase acquisition of  the 10.982 acres of property from Miami-Dade County (“County”).  As part of this transaction, the County purchased the right-of-way for the use of  .492 acres from the Company for $1,014,300. The Company incurred legal fees of $250,000 and recorded a gain of $870,185 on the sale  of the right-of-way.    This compares to other expense for the six months ended June 30, 2008 which consisted of  a  $833,333 Legislative Initiative Note that was triggered on January 29, 2008 by the state authorizing slot machines at the Miami Jai-Alai facility,  $349,281  in pari-mutuel tax credits, and $25,782 in interest income for the same period in 2008.

Tax Loss Carryforwards
At December 31, 2008, the Company had tax net operating loss (NOL) carryforwards of approximately $20,597,000 available to offset future taxable income.  These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2023.

Summary of Operations
The Company had net loss of $224,142 or ($.09)  per common share for the three months ended June  30,  2009, compared to net  loss of  $1,318,787 or ($.39) per common share  for the quarter ended June 30, 2008.   The Company had net loss of $1,284,654 or ($0.41)  per common share for the six months ended June  30,  2009, compared to net  loss of  $3,623,745 or ($1.09) per common share  for the six months ended June 30, 2008.  Pari-mutuel revenue continues to decline due to increased competition and the overall economy. The Company has seen an increase in the Card Room Revenue, and Other Revenue, which can be attributed to the opening of the card room at Ft. Pierce on April 28, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at June 30, 2009 was $1,157,728. At June 30, 2009, the Company had  negative working capital of $8,538,574, this is a decrease in working capital of approximately $1,626,457 from December 31, 2008. The Company has several large notes due in 2009.    The Isle of Capri note for $3,000,000 is due  on December 31, 2009, the $1,332,574  Holding Note is due on September 1, 2009, and $138,889 principal balance is remaining  in 2009 for the Legislative Note issued in 2008, and $57,065 principal balance is due on the Miami-Dade County Note in the remaining months of 2009.  A final order of dismissal was entered by the court on March 23, 2009 for Floridians against Expanded Gambling vs. Floridians for a Level Playing Field .  The parties agreed to a settlement of all pending claims, and  this amount was included in the note payable  for the six months ending June 30, 2009.   During 2008, the Company spent approximately $1.6 million  in remodeling  the Ft. Pierce jai-alai  card room which opened on April 28, 2008, the Company had the Isle of Capri Note due December 31, 2008, for $5,000,000 and the Freedom Note of $1,377,743 due October 31, 2008.

During the six months ended  June 30, 2009, net cash used in Company's operating activities was $774,573 compared to net cash used in operating activities of $2,061,042 during the six months ended June 30, 2008. The Company had an increase in accounts payable and accrued expenses of $1,162,650  during the six months ended June 30,  2009 compared to an  increase of $548,171 for the same period in 2008.   One of the reasons for the large increase, the Company has accrued expenses for management fees of $390,000 to Freedom,  dividends and interest of $127,683 to Holding, and the Company has borrowed from Freedom approximately $450,000 for a total of approximately $967,683 owed in accrued expenses and accounts payable.   The company had an increase in depreciation and amortization during the six months ended June 30, 2009, due to the new equipment purchased in 2008 for the Ft. Pierce Card Room.  On April 6, 2009 Florida Gaming completed Phase 1 of its two-phase acquisition of  the 10.982 acres of property from Miami-Dade County (“County”).  As part of this transaction, the County purchased the easement for the use of  .492 acres from the Company for $1,014,300.  The Company incurred legal fees of $250,000 related to the closing.  The Company recorded a gain of $870,185 on the sale  of the right-of-way.  During the six months ended June 30, 2008, the legislative note of $833,333 was triggered on January 29, 2008, by 2008 by the state authorizing slot machines at the Miami Jai-Alai facility, The Company's continuing operating expenses consist principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW  operations.

During the six months ended June 30,  2009, net proceeds used in investing activities was $2,294,536 compared to $1,467,651 in cash used in investing during the six months ended June 30, 2008.  The Company had  an increase in Purchases of Property during the six months ended June 30, 2009, of $3,479,881.  On April 6, 2009, the Company also closed on  the closing of the purchase of approximately 2.283 acres from Miami-Dade County by Florida Gaming for $3,348,429.   The Company paid a down payment of $334,843 and the County financed the remaining $3,013,586 for 15 years at a fixed interest rate of 7.25%. The Note is secured by the Property pursuant to a Mortgage and Security Agreement between the Company and the County.   On April 6, 2009 Florida Gaming completed Phase 1 of its two-phase acquisition of  the 10.982 acres of property from Miami-Dade County (“County”).  As part of this transaction, the County compensated  for the use of the  right-of-way of  .492 acres from the Company for $1,014,300.

During the six months ended June 30, 2009, cash provided by financing activities was $2,714,118 compared to cash provided by investing activities were $1,498,019 for the six months ended June 30, 2008. During the first six months ended June 30, 2009, the Company received $98,750 from 30,000 stock options that were exercised, compared to $933,750 received in cash from 415,000 stock options that were exercised at $2.25 per share during the first quarter 2008.   The Company also closed on  the closing of the purchase of approximately 2.283 acres from Miami-Dade County by Florida Gaming for $3,348,429.   The Company paid a down payment of $334,843 and the County financed the remaining $3,013,586 for 15 years at a fixed interest rate of 7.25%.

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

As of  June 30, 2009, the Company owed Freedom Holding on a note $1,322,574. The Freedom Holding note is unsecured, bears interest at 10.0% per annum, and matures on September 1, 2009.  For more information refer to  the Company’s 8-K  filed May 6, 2009.   The Company also owes Isle of Capri Casinos, Inc. a secured note in the amount of $3,000,000 which is due in full on December 31, 2009.  Isle of Capri holds the first mortgage on the Ft. Pierce Jai-Alai.   The Company also closed on  the closing of the purchase of approximately 2.283 acres from Miami-Dade County by Florida Gaming for $3,348,429.   The Company paid a down payment of $334,843 and the County financed the remaining $3,013,586 for 15 years at a fixed interest rate of 7.25%. The Note is secured by the Property pursuant to a Mortgage and Security Agreement (the “Mortgage”) between the Company and the County.  As of June 30, 2009, the Company owes Holding $127,683 on dividends and interest on the note, and owes Freedom $390,000 in management fees and $450,000 in short-term borrowings.  The Company plans to secure the funds necessary to pay these amounts as they become due by raising new capital in a private placement of equity securities or from the sale of a portion of the excess real estate adjacent to the Fort Pierce Jai-Alai facility.  There is no assurance that the Company will be successful in these efforts.

The Company has a commitment from an institutional broker/dealer and stockholder to provide a short term $1 million credit facility to meet its working capital needs. The closing on the credit facility is expected to occur by August 31, 2009.

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

During the six months ended June 30, 2009, Centers’ gaming operations comprised  100% of the Company’s revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

June 30, 2009
(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	98%	$16,660	100%	$7,875	100%	$(1,269)
Real Estate Development	2%	333	-	-0-		(16)
Consolidated Total	100%	$16,993	100%	$7,875	100%	$(1,285)

June 30, 2008
(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	98%	$13,639	100%	$6,832	100%	$(3,613)
Real Estate Development	2%	347	-	-0-		(11)
Consolidated Total	100%	$13,986	100%	$6,832	100%	$(3,624)

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

SFAS 157 requires disclosure of assets and liabilities measured at fair value on a nonrecurring basis.  The following table presents the financial assets carried by the Company at fair value as of   June 30, 2009 and by SFAS 157 valuation hierarchy (as described above).

Assets measured at fair value on a nonrecurring basis as of  June 30, 2009

			Internal models	Internal models
		Quoted market	with significant	with significant
	Total carrying	prices in an	observable market	unobservable
	value in balance	active market	parameters (Level	market parameters
	sheet	(Level 1)	2)	(Level 3)

Real Estate Held For Sale	$297,500	-0-	$297,500	-0-

Total assets at fair value	$297,500	-0-	$297,500	-0-

In accordance with the provisions of SFAS 144 the Company periodically evaluates and adjusts its real estate held for sale for impairment.  The Company maintained a reserve for loss of $5,069 on its real estate held for sale as of  June 30, 2009.

SFAS 157 also requires disclosure of assets and liabilities measured at fair value on a recurring basis.  The Company measured no assets or liabilities at fair value on a recurring basis as of  June 30, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Under SEC regulations, the information called for by this item is not required because the Company is a smaller reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

As of  June 30, 2009, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of  June  30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of   June 30, 2009, the Company maintained effective internal control over financial reporting.

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

 Item 4.    Submission of Matters to a Vote of Security Holders.

None.

 Item 5.    Other Information.
 None

Item 6. Exhibits List and Reports on Form 8-K

2.03	Promissory Note entered into between the Registrant and Freedom Holding, Inc. was filed as Exhibit 2.03 on Form 8-K dated May 1, 2009, and is incorporated herein by reference as Exhibit 2.03

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

FLORIDA GAMING CORPORATION
(Registrant)

Date: August 14 2009	By:	/s/ W. B. Collett
W.B. Collett
Chairman of the Board and Chief
Executive Officer

Date: August 14, 2009	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer