Form 10-Q
period 2009-09-30
FLORIDA GAMING CORP
filed 2009-11-16
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2009

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
Yes ☐     No  ☒

As of  November 13, 2009, there were 3,888,917 shares of the Registrant’s common stock outstanding.

FLORIDA GAMING
CORPORATION

INDEX TO FORM 10-Q

PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3

Statements of Operations (unaudited) for the Three and Nine Months ended September 30, 2009 and 2008	5

Statements of Cash Flows (unaudited) for the Three and Nine Months ended September 30, 2009 and 2008	6

Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION	25

SIGNATURES	29

Certification of CEO (Exhibit 31.1)

Certification of CFO (Exhibit 31.2)

Certification of CEO & CFO (Exhibit 32.1)

PART 1.  FINANCIAL INFORMATION

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$930,154	$1,512,719
Accounts receivable, net	295,257	280,593
Inventory (Note 2)	42,105	52,051
Total current assets	$1,267,516	$1,845,363

PROPERTY AND EQUIPMENT:
Land	$8,164,543	$4,780,472
Buildings and improvements	8,941,404	8,852,989
Furniture, fixtures and equipment	1,781,042	1,797,641
	$18,886,989	$15,431,102
Less accumulated depreciation	(4,363,933)	(4,000,825)
	$14,523,056	$11,430,277

REAL ESTATE HELD FOR SALE (net)	297,500	297,500

OTHER ASSETS	598,644	577,597
	$16,686,716	$14,150,737

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$5,376,680	$4,117,397
Short-term borrowing and current portion of long-term debt	5,997,841	4,640,083
Total current liabilities	$11,374,521	$8,757,480

LONG-TERM LIABILITIES
Long-term portion notes payable	3,185,100	300,926

STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):

Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 28,135 shares issued and outstanding at September 30, 2009 and December 31, 2008	2,813	2,813

Class AA convertible preferred stock, convertible to common stock; $.10 par value, 5,000 shares authorized; 5000 shares issued and outstanding at September 30, 2009 and December 31, 2008	500	500

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at September 30, 2009 and December 31, 2008	5	5

Class E 8% cumulative convertible preferred stock, 2,000 shares authorized; -0- shares issued and outstanding at September 30, 2009 and 200 shares issued and outstanding at December 31, 2008	-0-	20

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	200	200

Common stock, $.20 par value, authorized 7,500,000 shares, 3,888,917 issued and outstanding at September 30, 2009 and 3,754,205 issued and outstanding at December 31, 2008	777,783	750,841

Capital in excess of par value	50,423,339	50,120,254
Accumulated deficit	(49,077,545)	(45,782,302)
Total stockholders’ equity	2,127,095	5,092,331
Total liabilities and stockholders’ equity	$16,686,716	$14,150,737

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2009	Sep. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net of State Taxes	$866,183	$1,098,535	$3,225,458	$3,882,784
Inter-Track Commissions	591,197	694,564	2,135,823	2,371,528
Pari-Mutuel Revenue	$1,457,380	$1,793,099	$5,361,281	$6,254,312

OTHER REVENUE
Cardroom Income	1,535,765	1,555,100	4,782,538	3,344,782
Admissions Income, net of taxes	7,968	8,162	19,900	21,206
Programs, Food, Beverage and Other	291,079	305,458	1,003,442	872,787
Total Operating Revenue	$3,292,192	$3,661,819	$11,167,161	$10,493,087

EXPENSES
Operating	$3,622,251	$4,035,430	$11,483,325	$11,696,957
General and Administrative	1,336,553	1,811,068	3,578,591	3,978,115
Depreciation and Amortization	136,455	133,008	414,532	301,177
	$5,095,259	$5,979,506	$15,476,448	$15,976,249
NET LOSS FROM OPERATIONS	$(1,803,067)	$(2,317,687)	$(4,309,287)	$(5,483,162)

OTHER INCOME (EXPENSE)
Legislative Initiatives Note	0	0	0	(833,333)
Insurance Recoveries net of losses	0	7,328,590	0	7,328,590
Pari-Mutuel Tax Credits	209,791	285,345	515,999	634,626
Gain on Sale of Right of Way	0	0	870,185	0
Misc. Income	0	0	39,872	0
Interest Income	264	703	5,565	26,485
	210,055	7,614,638	1,431,621	7,156,368
NET INCOME (LOSS) BEFORE INCOME TAX	(1,593,012)	$5,296,951	(2,877,666)	$1,673,206
Federal and State Income Tax	9,760	$-	9,760
NET INCOME (LOSS)	(1,602,772)	5,296,951	(2,887,426)	1,673,206
Dividends on Preferred Stock	135,939	$138,843	407,818	$416,529
Net Income (loss) Contributable to Common Shareholders	$(1,738,711)	$5,158,108	$(3,295,244)	$1,256,677
Basic Income (Loss) per Common Share	$(0.45)	$1.37	$(0.86)	$0.34
Diluted Income (Loss) per Common Share	$(0.45)	$1.21	$(0.86)	$0.31
Weighted Avg Common Shares Outstanding	3,888,917	3,754,205	3,853,006	3,649,493
Diluted Avg Common Shares Outstanding	3,888,917	4,268,597	3,853,006	4,061,251

FLORIDA GAMING CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
	Sept. 30	Sept. 30
	2009	2008
Cash flows from operating activities:
Net Income (Loss)	$(2,887,426)	$1,673,206
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	414,532	301,175
Stock options and warrants	231,257	699,047
Gain on sale of right-of-way	(870,185)	0
Legislative Initiative	0	833,333
Decrease (Increase) in Inventory	9,946	(7,529)
Increase in Accounts Receivable	(14,664)	(7,235,044)
Decrease in other assets	76,747	8,014
Increase in A/P and Accrued Expenses	1,370,064	1,636,910
Net cash used in operating activities	(1,669,729)	(2,090,888)

Investing Activities:
Purchases of property and equipment	(507,460)	(1,846,734)
Proceeds from the sale of property and equipment	935,345	0
Net proceeds provided by (used in) investing activities	427,885	(1,846,734)

Financing Activities:
Proceeds from issuing debt	1,239,250	1,000,000
Repayment of Debt	(270,903)	(271,639)
Proceeds from exercise of stock options	98,750	933,750
Dividends paid	(407,818)	(394,500)
Net cash provided by financing activities	659,279	1,267,611

DECREASE IN CASH	(582,565)	(2,670,011)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,512,719	3,423,695
CASH AND CASH EQUIVALENTS AT SEPT. 30, 2009 AND SEPT. 30, 2008	$930,154	$753,684
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$276,451	$446,282
Capitalized financing costs	$42,925	$34,756
Noncash financing costs	$3,013,586	$-0-

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Florida Gaming Corporation operates live Jai Alai games at frontons in Ft. Pierce, and Miami, Florida through its Florida Gaming Centers, Inc. subsidiary (Centers). The Company also conducts intertrack wagering (ITW) on jai alai, horse racing and dog racing from its facilities.  Poker is played at the Miami and Ft. Pierce Jai-Alai, and dominoes are played at the Miami Jai-Alai.     In addition, the Company operates Tara Club Estates, Inc. (“Tara”), a residential real estate development  located near Atlanta in Walton County, Georgia.  Approximately 46.2% of the Company's common stock is controlled by the Company's Chairman and CEO either directly or beneficially through his ownership of Freedom Holding, Inc. (“Holding”).

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets as follows:

Buildings	39 years
Land and building improvements	15 years
Furniture and equipment	5-7 years
Automobiles	5 years

	September 30,
	2009	2008
Land	$8,164,543	$4,710,518
Buildings and improvements	8,941,404	8,793,562
Equipment furniture and fixtures	1,633,849	1,680,554
Automobiles	85,910	85,910
Construction in progress	61,283	60,581
Less accumulated depreciation	(4,363,933)	(3,887,041)
	$14,523,056	$11,444,084

Depreciation Expense totaled  $363,108 and $292,677 during the nine months ended September 30, 2009 and 2008, respectively.

Long-lived assets: The Company's investment in its residential and commercial property is carried at the lower of cost or market. The Company evaluates the carrying value of its real estate development and other long-lived assets under FAS 67 and FAS 144 annually.

Bad Debt Reserve: The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables. There was no allowance for doubtful accounts recorded for  the nine  months ending  September 30, 2009 and 2008.

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at  September 30, 2009.

Other comprehensive income: The Company follows the provisions of Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income . The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income in 2008 and 2009.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. As of September 30, 2009,  and  2008, the Company's unclaimed winnings (outs) totaled $188,364 and $210,734 respectively.

Revenue Recognition: The Company recognizes revenue from gaming operations in accordance with Staff Accounting Bulletin 104 which requires revenues to be recognized when realized or realizable and earned.  Jai-Alai and inter track mutual commissions are recognized immediately upon completion of the event upon which the related wagers are placed. In general, wagers are placed immediately prior to the event and are made in cash or other good funds so collectibility is not an issue. Revenues derived from admission, program sales, food and beverage sales, card room activities, and other revenues are recognized at the time of the transaction. Revenues from the Company's real estate operations are recognized upon closing of the real estate transaction.

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

The net income (loss) per common share for the quarters ended September 30, 2009 and September 30, 2008 were calculated based upon reducing net income (loss) attributable to common stock shareholders by dividends of $135,939 for the quarter ended September 30, 2009 and $138,843 for the quarter ended September 30, 2008, by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net income (loss) per common share for the quarters ended September 30, 2009 and September 30, 2008 was 3,888,917 and 3,754,205, respectively.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the three months ended September 30, 2009 because the result would be antidilutive.  Weighted average equivalent shares on a fully diluted basis for the three months ended September 30, 2008 were 4,268,597 consisting of options held by directors, executive officers and key employees under Qualified and Nonqualified Stock Option Plans, warrants, and conversion of preferred stock and the 3,754,205 weighted average common shares. Refer to the Company's latest annual report on Form 10-K for more information on outstanding options, warrants, and conversion features of the preferred stock.

The net income (loss) per common share for the nine months ended September 30, 2009 and September 30, 2008 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock, $407,818 for the nine months ended September 30, 2009, and $416,529 for the nine months ended September 30, 2008, by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net income per common share for the nine months ended September 30, 2009 and September 30, 2008 was 3,853,006 and 3,649,493.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the nine months ended September 30, 2009 because the result would be antidilutive.  Weighted average equivalent shares on a fully diluted basis for the nine months ended September 30, 2008 were $4,061,251 consisting of options held by directors, executive officers and key employees under the Qualified and Nonqualified Stock Option Plans, warrants, and conversion of preferred stock and the 3,649,493 weighted average common shares. Refer to the Company's latest annual report on Form 10-K for more information on outstanding options, warrants, and conversion features of the preferred stock.

Advertising Costs: Advertising costs are expensed as incurred.

Stock Options: The Company accounts for stock based compensation to employees in accordance with FASB 123(R) and EITF 96-18, which requires that equity instruments issued as compensation be measured at fair value determined by the Black-Scholes option pricing model consistent with FASB 123 (R).  There were no options issued or exercised during the quarter ended  September 30, 2009 and September 30, 2008.

During the nine months ended  September 30, 2009, 25,000 options were exercised by  a director  at $3.50 per share, and 5,000 options were exercised by an officer at $2.25 per share.  On March 16, 2009, Freedom Holding, Inc., the holder of 200 shares of Preferred E stock,  converted all 200 shares of Preferred E stock to 104,712 common shares.   This compares to 415,000 options exercised by officers and directors at $2.25 per share during the nine months ended September 30,  2008.

		Weighted-
		Average
	Shares	Exercise Price
Outstanding, beginning of year	1,020,625	$10.47
Granted	-0-
Exercised	(30,000)	$3.29
Forfeited	-0-
Expired	(75,000)	$28.82
Outstanding, at September 30, 2009	915,625	$9.20
Options and warrants exercisable at September 30, 2009	915,625

On July 3, 2008, the Company re-priced the 510,625 options that were issued in July 2006 with an exercise price of $17, and reissued new options with an exercise price of $12. On August 26, 2008, the Company re-priced the options with an exercise price of $12 and reissued them with an exercise price of $8.25 per share.   The Company recorded $429,743 in expense relating to the repricing of these employee and directors options The fair value of the options re-priced and reissued on July 3, 2008 and August 26, 2008, respectively, were determined using the following assumptions:

	July 3, 2008	August 26, 2008
Risk Free Rate of Return	2.34%	2.11%
Expected Forfeiture	48%	48%
Expected Volatility	46%	62%
Expected Dividends	None	None

The Company accounts for non-employee stock-based compensation in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services . Amounts are based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.      The value assigned to stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18, which require that such costs be measured at the end of each reporting period to account for changes in the fair value of our Common Stock until the options are vested using the Black-Scholes pricing model. Common Stock is valued using the market price of Common Stock on the measurement date as defined in EITF 96-18. In July 2006, the Company issued non employee Freedom Financial Corporation 325,000 options for an exercise price of $17.00, with a fair value of $13.30. The options vested half on December 31, 2006, and the remaining half vested July 1, 2007. Freedom Financial Corporation transferred 10,000 options of the 325,000 options in January, 2008 to a private party. On March 11, 2008 Freedom Financial transferred the remaining 315,000 options to Freedom Holding, Inc (“Holding”). On July 3, 2008, the Company re-priced the 325,000 non employee options that were issued in July 2006 with an exercise price of $17 and reissued the options with an exercise price of $12. On August 26, 2008, the Company re-priced the Options that were issued on July 3, 2008 with an exercise price of $12 and reissued the options with an exercise price of $8.25 per share.   The Company had $234,548 in compensation expense for the non-employee options during the quarter and nine months ended September 30, 2008.

On July 11, 2009, the Company extended 362,500 options that were issued in July 2006.   These options were due to expire July 11, 2009, with an exercise price of $8.25 per share. The Company extended these options for one year, with an expiration date of July 11, 2010, and an exercise price of $8.25 per share. The Company recorded a $231,257 expense for the extension of these options in the third quarter, 2009. The expense was calculated using the following assumptions:

July 11, 2009
Risk Free Rate of Return	4.5%
Expected Forfeiture	56.06%
Expected Volatility	67.3%
Expected Dividends	None

Real Estate Development: The Company's Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition and development costs by the number of lots developed.

Compensated Absences:  The Company has not accrued compensated absences for the nine months ended   September 30, 2009 and  September 30, 2008 because the amounts cannot be reasonably estimated.

Effect of Implementing Recently Issued Accounting Standards:   In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which is effective for the Company for the quarterly period beginning April 1, 2009. SFAS No. 165 requires an entity to evaluate events or transactions after the balance sheet date for potential recognition or disclosure. The Company adopted SFAS No. 165 during the second quarter of 2009 and there was no impact on the Company’s consolidated financial position and results of operations for the nine months ended September 30, 2009.

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

(3) REAL ESTATE HELD FOR SALE

As of September 30, 2009, the Company's subsidiary, Tara Club Estates, Inc. held six (6) residential lots at it’s residential real estate development (“Tara”), which was situated in Loganville, Walton County, Georgia with an aggregate carrying value of $297,500. The Company carries a valuation reserve on one lot in the amount of $5,069.  The Company has completed its development activities  at Tara. Accordingly, any future costs incurred related to these properties will be expensed.

Valuation Reserve Analysis
	9/30/2009	9/30/2008
Balance at the beginning of the year	$5,069	$5,069
Provision charged to operations
Charge offs to the reserve
Ending Balance	$5,069	$5,069

The Company had no real estate sales during the three or nine months ended September 30, 2009 and September 30, 2008.

(4) TAXES

At December 31, 2008, the Company had tax net operating loss (NOL) carryforwards of approximately $15,589,000 available to offset future taxable income.  These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2023.

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

(6) COMMITMENTS AND CONTINGENCIES

Isle of Capri Casinos, Inc. On October 29,2004, the Company borrowed $5 million (the "Loan") from Isle of Capri Casinos, Inc., a Delaware corporation ("Isle"), pursuant to a Secured Promissory Note (the "Note") which matured on December 31, 2008.  On December 31, 2008,  the Company paid $2,000,000 on the original note and issued a new note and mortgage for $3,000,000 to Isle.  The new note for $3,000,000 is due December 31, 2009,  bears interest at the rate of ten percent (10%) per annum,  and is secured by a first mortgage on the Ft. Pierce Jai-Alai facility which is located on 37 acres owned by the Company. The Isle Note was accounted for as a debt refinance.  The Company incurred approximately $46,000 to amend the Isle Note and these costs are being amortized on a strait-line basis over the life of the note, December 31, 2008 through December 31, 2009.

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

Miami-Dade County  In January, 2009, Florida Gaming Corporation agreed to acquire a total of 10.982 acres of property from Miami-Dade County in exchange for a right-of-way of .492 acres to be used by the Miami-Dade Metro Rail, an overhead light rail system.  The total purchase price of the acreage (10.982) was $16,742,145. On April 6, 2009 Florida Gaming completed Phase 1 of its two-phase acquisition of  the 10.982 acres of property from Miami-Dade County (“County”).  As part of this transaction, the County purchased the right of way  for the Metro Rail  of  .492 acres from FGMG for $1,014,300.  The Company's  Phase 1 acquisition consists of the closing of the purchase of approximately 2.283 acres from Miami-Dade County for $3,348,429.   The Company paid a down payment of $334,843 and the County financed the remaining $3,013,586 for 15 years at a fixed interest rate of 7.25%.   The Note is secured by the Property pursuant to a Mortgage and Security Agreement (the “Mortgage”) between the Company and the County.  The Company also received air-rights over N.W. 37th Avenue which separates the two parcels. Upon conclusion of these actions Miami Jai-Alai’s casino footprint will effectively grow from the present 8.6 acres to approximately 20 acres, thereby accommodating any potential future build-out. This will also allow Miami Jai-Alai to virtually enclose its casino area and provide a controlled, safe and well illuminated facility.  The parties will pursue a permanent closing of NW 37th Avenue which separates the existing jai-alai property from the acquired property.  Closing of Phase 2 of the transaction for the remaining approx 8.7 acres is scheduled to take place prior to July 1, 2010.

CIB Bank/Freedom/Holding Note
On October 31, 2005 Freedom Financial (“Freedom”)  purchased Florida Gaming’s note with First Bank (formerly CIB) for $2,400,000.  At the same date, Florida Gaming renegotiated the terms of this note with Freedom.  Under the new terms, the note had a fixed interest rate of 8.0% per annum and was secured by various mortgages, rents, and receivables.   The note matured on October 31, 2008 and was refinanced under a new note with Freedom Holding Inc., the parent company of Freedom Financial, dated November 1, 2008.   On November 1, 2008, Florida Gaming Centers, Inc. (“FGC”), a wholly-owned subsidiary of the Registrant, borrowed One Million Three Hundred Twenty-Two Thousand Five Hundred and Seventy-Four Dollars ($1,322,574) (the “Principal Amount”) from Freedom Holding, Inc. (“Holding”), which was evidenced by FGC’s Promissory Note in favor of Holding  dated November 1, 2008 (the “Original Note”).  The Original Note had a stated maturity date of May 1, 2009.  The note was accounted for as a debt refinance.  The Company incurred costs of approximately $13,000 to refinance the Holding note and these costs were amortized on a strait-line basis through May 1, 2009.   On May 1, 2009, Holding agreed to extend the maturity date of the Original Note until September 1, 2009 as evidenced by FGC’s  May 1, 2009 Promissory Note in favor of Holding in the Principal Amount (the “New Note”).    On September 1, 2009, Holding agreed to extend the maturity date of the New Note until March 1, 2010 as evidenced by FGC’s September 1, 2009 Promissory Note in favor of the Principal Amount (the “Extended Note”).  The Extended Note bears interest at the annual rate of Ten Percent (10%).  The Principal Amount and all accrued but unpaid interest thereon is payable to Holding on March 1, 2010.  FGC may prepay any or all of the Principal Amount without penalty, provided that FGC provides at least 15 days prior written notice of prepayment and any such prepayment must be of an amount equal to at least $100,000 and in integral multiples of $50,000.

For the nine months ending September 30, 2009, the Company has accrued  dividends and interest of $181,236 payable to Holding, the Company owes Freedom $585,000 in management fees, and the Company has borrowed from Freedom approximately $639,250 for a total of  $1,405,486  in accrued expenses and accounts payable for Holding and Freedom.  During the nine months ended September 30, 2008, the Company had made the required payments for management fees, dividends and interest.

James W. Stuckert and Solomon O. Howell Notes
On August 14, 2009, Florida Gaming Corporation (the “Registrant”) entered into a Memorandum of Agreement (the “Agreement”) with Solomon O. Howell (“Howell”) and James W. Stuckert (“Stuckert,” and collectively with Howell, the “Lenders”) pursuant to which the Lenders may advance cash (each an “Advance”, and collectively the “Advances”) to the Registrant up to a maximum aggregate amount of one million dollars ($1,000,000).

Under the Agreement, the Advances are to be evidenced by convertible promissory notes (each a “Note”, and collectively, “Notes”).  Notes will initially bear interest at an annual rate of 5% and must have a definite maturity date (“Maturity Date”). If the outstanding principal and any accrued and unpaid interest of a Note is not paid by the Maturity Date, thereafter the outstanding principal and accrued and unpaid interest under the Note will bear interest at an annual rate of 24%.

Under the Agreement, the outstanding principal and any accrued but unpaid interest on the Notes will be convertible (a “Conversion”), at the option of the Lenders, into common stock of the Registrant at a conversion rate of $6.00 per share.  Also, under the Agreement, if, using its good faith best efforts, the Registrant is able to obtain the consent of Isle of Capri, Inc., which holds a first mortgage on certain real property (the “Property”) owned by the Registrant’s wholly-owned subsidiary, Florida Gaming Centers, the Registrant’s obligations under the Notes will be secured by a second mortgage on the Property.

On October 7, 2009, the Registrant and the Lenders amended the Agreement and the Notes to eliminate the right of the Lenders to convert any outstanding principal and any accrued but unpaid interest on the Notes into common stock of the Registrant at a conversion rate of $6.00 per share.  The Agreement also amended the Agreement to require the Registrant to issue to each of the Lenders warrants to acquire up to 20,000 shares of the Registrant’s common stock at a price of $6.00 per share.  Such warrants expire on October 7, 2012.  For further information, please refer to the 8-K filed October 13, 2009.

During any period in which any amounts due under any Note remain outstanding, the Registrant cannot grant to any of its officers or directors any new equity securities of the Registrant or any options, warrants or similar rights of the Registrant.

As of September 30, 2009 the Company had Notes of $600,000 from Mr. Stuckert and Mr. Howell due on December 31, 2009.   During the fourth quarter 2009, the Company borrowed an additional $400,000. The Company has an aggregate amount  outstanding of $1,000,000 to Mr. Howell and Mr. Stuckert due on December 31, 2009.

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

CIB Bank/Freedom/Holding Note

On October 31, 2005 Freedom Financial purchased Florida Gaming’s note with First Bank (formerly CIB) for $2,400,000.  At the same date, Florida Gaming renegotiated the terms of this note with Freedom.  Under the new terms, the note had a fixed interest rate of 8.0% per annum and was secured by various mortgages, rents, and receivables.   The note matured on October 31, 2008 and was refinanced under a new note with Freedom Holding Inc., the parent company of Freedom Financial, dated November 1, 2008. The  On November 1, 2008, Florida Gaming Centers, Inc. (“FGC”), a wholly-owned subsidiary of the Registrant, borrowed One Million Three Hundred Twenty-Two Thousand Five Hundred and Seventy-Four Dollars ($1,322,574) (the “Principal Amount”) from Freedom Holding, Inc. (“Holding”), which was evidenced by FGC’s Promissory Note in favor of Holding dated November 1, 2008 (the “Original Note”).  The Original Note had a stated maturity date of May 1, 2009.  The Company incurred costs of approximately $13,000 to refinance the Holding note and these costs were amortized on a straight-line basis through May 1, 2009. The note was accounted for as a debt refinance.  On May 1, 2009, Holding agreed to extend the maturity date of the Original Note until September 1, 2009 as evidenced by FGC’s May 1, 2009 Promissory Note in favor of Holding in the Principal Amount (the “New Note”).      On September 1, 2009, Holding agreed to extend the maturity date of the New Note until March 1, 2010 as evidenced by FGC’s September 1, 2009 Promissory Note in favor of the Principal Amount (the “Extended Note”).  The Extended Note bears interest at the annual rate of Ten Percent (10%).  The Principal Amount and all accrued but unpaid interest thereon is Holding to Freedom on March 1, 2010.  FGC may prepay any or all of the Principal Amount without penalty, provided that FGC provides at least 15 days prior written notice of prepayment and any such prepayment must be of an amount equal to at least $100,000.00 and in integral multiples of $50,000.00.

For the nine months ending September 30, 2009, the Company has accrued expenses for  dividends and interest of $181,236 payable to Holding, the Company owes Freedom $585,000 in management fees, and the Company has borrowed from Freedom  $639,250 for a total of  $1,405,486  in accrued expenses and accounts payable.

Florida Gaming agreed to compensate its Chairman annually in an amount equal to 2% of the outstanding balance of the Freedom Financial debt.  Guarantee payments totaling $22,385 was paid during 2008 pursuant to this agreement

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In January, 2009, Florida Gaming Corporation agreed to acquire a total of 10.982 acres of property from Miami-Dade County in exchange for a right-of-way of .492 acres to be used by the Miami-Dade Metro Rail, an overhead light rail system.  The total purchase price of the acreage (10.982) was $16,742,145. On April 6, 2009 Florida Gaming completed Phase 1 of its two-phase acquisition of  the 10.982 acres of property from Miami-Dade County (“County”).  As part of this transaction, the County purchased the right of way  for the Metro Rail  of  .492 acres from FGMG for $1,014,300.  The Company's  Phase 1 acquisition consists of the closing of the purchase of approximately 2.283 acres from Miami-Dade County for $3,348,429.   The Company paid a down payment of $334,843 and the County financed the remaining $3,013,586 for 15 years at a fixed interest rate of 7.25%.   The Note is secured by the Property pursuant to a Mortgage and Security Agreement (the “Mortgage”) between the Company and the County.  The Company also received air-rights over N.W. 37th Avenue which separates the two parcels. Upon conclusion of these actions Miami Jai-Alai’s casino footprint will effectively grow from the present 8.6 acres to approximately 20 acres, thereby accommodating any potential future build-out. This will also allow Miami Jai-Alai to virtually enclose its casino area and provide a controlled, safe and well illuminated facility.  The parties will pursue a permanent closing of NW 37th Avenue which separates the existing jai-alai property from the acquired property.  Closing of Phase 2 of the transaction for the remaining approx 8.7 acres is scheduled to take place prior to July 1, 2010.

On January 29, 2008, residents of Miami-Dade County passed a referendum that will allow Miami Jai-Alai  and two other pari-mutuel facilities in Dade County to install up to 2,000 slot machines.  The Company  will compete with three established racinos in adjoining Broward County north of Miami-Dade County, plus competition from Native American casinos. The tax rate on the slots is 50% of slot gross income.  The 50% high tax rate makes it difficult to compete with the Indian gaming facilities which pay no taxes.  The Indians also  have other forms of entertainment.

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

The Company presents accounts receivable, net of allowances for doubtful accounts, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an assessment of the overall economic conditions as well as the aging of the accounts receivable. In the event that the receivables become uncollectible after exhausting all available means of collection, the company will be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The effect of this entry would be a charge to income, thereby reducing its net profit. Although the company considers the likelihood of this occurrence to be remote, based on past history and the current status of it’s accounts, there is a possibility of this occurrence.  The Company had no allowance for doubtful accounts for the quarters ended September 30, 2009 and September 30,  2008.

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

In accordance with SFAS No. 144, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated by using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annually and has found this to be very effective.  There has been no provision for losses for the three or nine  months ending September 30, 2009 and  September 30, 2008.

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

The Company's policy for unclaimed winning tickets follows the requirements as set forth by the State of Florida. Abandoned tickets are winning tickets that remain uncashed for a period of one year. The value of the abandoned tickets escheat to the state. These funds are deposited into the State School Fund for support and maintenance of Florida's public schools. During the nine months of  2009, unclaimed winnings totaled $188,364.

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

RESULTS OF OPERATIONS — THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THIRD QUARTER AND NINE  MONTHS  ENDED  SEPTEMBER 30,   2008

Miami operated three months live Jai-Alai operations for the quarters ended September 30, 2009 and September 30, 2008.  Ft. Pierce did not operate live jai-alai during the third quarter ended September 30,  2009 or September 30, 2008. Ft. Pierce  conducted a full schedule of Inter-Track Wagering (“ITW”) for the quarters ending September 30,  2009 and September 30, 2008.   Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria. During 2009, Ft. Pierce and Miami operated a card room, with the  Miami location also offering dominoes in its’ card room.  The 2008 figures only include five months of card room operation at Ft. Pierce because the Ft. Pierce card room did not open until April 28, 2008.

Handle Analysis for the Quarter Ended September 30, 2009 compared to the Quarter ended September 30, 2008
Total handle (amount of money wagered) for the three months ended September 30, 2009 was $13,055,246 of which $5,838,953 was from live jai-alai wagering and $7,216,293 was from inter-track wagering. This compared to the total handle (amount of money wagered) for the three months ended September 30, 2008 of  $15,985,317 of which $7,572,696 was from live jai-alai wagering and $8,412,621 was from inter-track wagering. There has been an overall decline in the handle.

TotalPari-Mutuel Revenues for the Quarter ended September 30, 2009 compared to Quarter ended September 30, 2008
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended September 30, 2008 were $1,457,380 compared to pari-mutuel revenues of $1,793,099 the same period in 2008. Revenues for the quarter ended September 30, 2009 ($1,457,380) consisted of $866,183 from live jai-alai and $591,197 from Inter-Track Wagering.  The compares to $1,098,535 from live Jai-Alai wagering and $694,564 from Inter-Track Wagering for the three months ended September 30, 2008.  Pari-Mutuel revenue has decreased $335,719.  The increased competition and the overall economy has impacted the revenue.

Card Room Revenue for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008
Card room Revenue for the three months ended September 30, 2009 was $1,535,765 compared to $1,555,100 for the three months ended September 30, 2008 a $19,335 decrease. Card room operating expenses totaled $704,893 for the quarter ending September 30, 2009, compared to $734,675 for the quarter ending September 30, 2008.  Ft. Pierce for the three months ended September 30, 2009 had $1,074,995 in card room revenue compared to $1,141,008 during the same period in 2008.

Admissions for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008
Admissions income, net of state taxes, for the quarter ended September 30, 2009 was $7,968 compared to $8,162 for the same period in 2008. Ft. Pierce does not charge admission at their facility.

Food, beverage and other income for the quarter ended September 30, 2009 and September 30, 2008
Food, beverage and other income for the quarter ended September 30, 2009 and September 30, 2008 were $291,079 and $305,458, respectively. The decrease of $14,379 is primarily due to the concession and bar revenues being lower. The concession stand revenue was $6,152 lower and the bar revenue was $12,414 lower than the nine months ended September 30, 2008.

Real Estate Revenue for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008
There were no real estate sales for the quarters ended September 30, 2009 and September 30, 2008.

Total Operating Revenues for the Quarter ended September 30, 2009 compared to September 30, 2008
Total Operating Revenues for the quarter ended September 30, 2009 were $3,292,192 compared to $3,661,819 for the same period in 2008 a decrease of $369,627.  All areas of operation decreased in the third quarter 2009.

Operating Expenses for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008

The Company's operating expenses for the three months ended September 30, 2009 were $3,622,251 compared to $4,035,430 for the same period in 2008.     The components of the Company’s operating expenses and their comparison to the third quarter last year are as follow: Player costs, salaries, benefits, and support staff, represent a significant portion operational expenses. Player costs for the quarter ending September 30, 2009 and September 30, 2008, were $664,903 and $744,473 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $304,079 for the quarter ended September 30, 2009, compared to $292,881 for quarter ended September 30, 2008. The components of the 2009 wagering equipment and expenses were $75,408 in ITW tote, interface, and telephone charges; $60,079 in totalizator equipment rental; $52,500 in satellite charges and $116,092 in camera/television rental. The components of the 2008 wagering equipment and expenses were $77,365 in ITW tote, interface, and telephone charges; $60,488 in totalizator equipment rental; $52,000 in satellite charges and $103,829 in camera/television rental. Utilities expense totaled $166,784 and $184,525 respectively, for the quarter ended September 30, 2009 and September 30, 2008. Operating expenses (including payroll costs) for the cardroom, bar, souvenir, program, parking, and concessions costs were $973,335  and $1,043,231 for the quarter ended September 30, 2009 and September 30, 2008, respectively. Operating payrolls for mutuels, maintenance, admissions, office, security and contract labor costs totaled $681,105 and $783,294 for the quarter ended September 30, 2009 and September 30, 2008. Of the $681,105, $202,006 was mutuels payroll, $166,218 was maintenance payroll, $8,184 was admissions payroll, $42,264 was office payroll, and $262,433 was security payroll. Security payroll decreased $36,393 for the quarter, and maintenance payroll decreased $15,681 for the quarter. Maintenance and cleaning expenses for the quarter ended September 30, 2009, totaled $68,430 compared to $132,505 for the same period in 2008. Advertising expense for the quarter ended September 30, 2009, totaled $60,726 compared to $70,829 for the quarter ended September 30, 2008, a $10,103 decrease.

General And Administrative Expenses for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008
The Company's general and administrative expenses for the quarter ended September 30, 2009 and September 30, 2008, were $1,336,553 and $1,811,068, respectively, a $474,515 decrease. One of the most significant reasons for the $474,515 decrease is there was a $699,047 stock option and warrant expense during the three month period ended September 30, 2008 compared to $231,257 for the same period in 2009.  On July 11, 2009, the Company extended 362,500 options for one year.  These options were due to expire July 11, 2009, with an exercise price of $8.25 per share. The Company extended these options for one year, with an expiration date of July 11, 2010, with an exercise price of $8.25 per share. The Company recorded the $231,257 expense for the extension of these options in the third quarter.    This compares to  the third quarter ended September 30, 2008, where the Company re-priced 835,625 options and issued new options with an exercise price of $8.25 per share. The Company recognized the $664,291 expense for these options during the third quarter 2008. Significant categories of the Company’s general and administrative expenses for the third quarter of 2009 compared to the third quarter of 2008 are as follows: Executive salaries and director fees for the quarter ended September 30, 2009 were $163,450 compared to $153,002 for the quarter ended September 30, 2008 (see consulting fees). Professional fees decreased to  $129,754 for the third quarter 2009, compared to $148,724 for the third quarter ended September 30, 2008, a decrease of $18,970.   Consulting fees were $195,000 for the quarters ended September 30, 2009 and  and the quarter ended September 30, 2008. Consulting fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO. Effective February 29, 2008, the Board of Directors authorized a $5,000 per month increase in salary to the Chairman/CEO that was effective April 1, 2008. Travel and entertainment expense decreased from $118,321 for the third quarter of 2008 to $88,488 for the same period in 2009, a decrease of $29,833.  The decrease in travel expenses is related to the Chairman traveling relating to the Ft. Pierce card room in 2008. Interest expense totaled $186,270 for the third quarter of 2009, compared to $162,181 for the same period in 2008.

Handle Analysis for the Nine Months Ended September 30, 2009 compared to the Nine Months ended September 30, 2008
Total handle (amount of money wagered) for the nine months ended September 30, 2009 was $46,697,334 of which $20,837,243 was from live jai-alai wagering and $25,860,091 was from inter-track wagering. Total handle (amount of money wagered) for the nine months ended September 30, 2008 was $54,177,673 of which $25,359,423 was from live jai-alai wagering and $28,818,250 was from inter-track wagering. Of the total handle, live handle decreased $4,522,180 from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. Inter-track wagering decreased from $28,818,250 for the nine months ended September 30, 2009 to $25,860,091 for the nine months ended September 30, 2009, a $2,958,159 decrease.

Total Pari-Mutuel Revenues for theNine Months ended September 30, 2009 compared to the Nine months ended September 30, 2008
Pari-mutuel revenues (net of state pari-mutuel taxes) for the nine months ended September 30, 2009 were $5,361,281 compared to $6,254,312 for the same period in 2008. Revenues ($5,361,281) for the nine months ended September 30, 2009 consisted of $3,225,458 from live Jai-Alai wagering and $2,135,823 from Inter-Track Wagering.   Revenues ($6,254,312) for the nine months ended September 30, 2008 consisted of $3,882,784 from live Jai-Alai wagering and $2,371,528 from Inter-Track Wagering.

Card Room Revenue for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
Card room Revenue for the nine months ended September 30, 2009 was $4,782,538 compared to $3,344,782 for the nine months ended September 30, 2008 a $1,437,756 increase. The Card Room Revenue increased significantly due to the opening of the Ft. Pierce card room on April 28, 2008.  The 2008 figures are for five months of operation at Ft. Pierce, compared to nine months of operation in 2009.   Card Room operating costs totaled $2,087,275 for the period ending September 30, 2009, compared to $1,624 ,573 for the same period in 2008.

Admissions for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
Admissions income, net of state taxes, for the nine months ended September 30, 2008 was $19,900 compared to $21,206 for the nine months ended September 30, 2008. Ft. Pierce does not charge admission.

Food, beverage and other income for the nine months ended September 30, 2009 and September 30, 2008
Food, beverage and other income for the nine months ended September 30, 2009 and September 30, 2008 were $1,003,442 and $872,787 respectively. The opening of the card room at Ft. Pierce on April 28, 2008, which resulted in an increase in bar and concession revenues.

Real Estate Revenue for the nine months ended September 30, 2009 compared to nine months ended September 30, 2008
There were no Real Estate sales for the nine months ended September 30, 2009 and September 30, 2008.

Total Operating Revenues for the nine months ended September 30, 2009 compared to nine months ended September 30, 2008
Total Operating Revenues for the nine months ended September 30, 2009 was $11,167,161 compared to $10,493,087 for the same period in 2008, an increase of $674,074. The Company saw an increase in card room, and  food, beverage and other revenue. The Company saw an increase in Revenues for the nine months ended September 30, 2009, because the 2009 figures include the Ft. Pierce card room for nine months, compared to the card room only being open a partial year in 2008.  The Ft. Pierce card room did not open until April 28, 2008. Live Jai-Alai decreased $657,326 and ITW decreased $235,705 for a total decrease of $893,031 in Pari-Mutuel Revenue.

Operating Expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
The Company's operating expenses for the nine months ended September 30, 2008 were $11,483,325 compared to $11,696,957 for the same period in 2008, a decrease of $213,632. The components of the Company’s operating expenses and their comparison to the nine months ended September 30, 2009 are as follow: Player costs, salaries, benefits, and support staff, represent a significant portion operational expenses. Player costs for the nine months ending September 30, 2009 and September 30, 2008, were $2,316,303 and $2,484,279 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $928,931 for the nine months ended September 30, 2009, compared to $870,364 for the quarter ended September 30, 2008. The components of the 2009 wagering equipment and expenses were $241,903 in ITW tote, interface, and telephone charges; $185,438 in totalizator equipment rental; $156,000 in satellite charges and $345,591 in camera/television rental. This compares to the 2008 wagering equipment and expenses of $243,897 in ITW tote, interface, and telephone charges; $182,582 in totalizator equipment rental; $156,500 in satellite charges and $287,384 in camera/television rental. Utilities expense totaled $444,865 and $495,013 respectively, for the nine months ended September 30, 2009 and September 30, 2008. Operating expenses (including payroll costs) for the cardroom, bar, souvenir, parking and concessions costs were $2,938,181 and $2,550,324 for the nine months ended September 30, 2009 and September 30, 2008, respectively, a $387,856 increase. The largest increase was the card room costs, which increased from $1,624,573 for the nine months ended September 30, 2008 compared to $2,087,275 for the nine months ended September 30, 2009. Operating payrolls for admissions, mutuels, office, maintenance and security and contract labor costs totaled $2,140,108 and $2,238,193 for the nine month periods ended September 30, 2009 and September 30, 2008, respectively. Of the $2,140,108, $643,364 was mutuels payroll, $510,998 was maintenance payroll, $27,477 was admissions payroll, $148,935 was office payroll, and $809,333 was security payroll. Maintenance expense for the nine months ended September 30, 2009, totaled $219,870 compared to $314,826 for the same period in 2008. Advertising expense for the nine months ended September 30, 2009, totaled $190,634 compared to $168,116 for the nine months ended September 30, 2008.

General And Administrative Expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
The Company's general and administrative expenses for the nine months ended September 30, 2009 and September 30, 2008, were $3,578,591 and $3,978,115 respectively, a $399,524 decrease. A large portion of the decrease can be attributed to the Company’s stock option expense of $664,291 in 2008 compared to $231,257 during the same period in 2009, a $433,034 decrease. The Company issued stock options in July 2006 which vested 50% on December 31, 2006, and 50% on July 1, 2007. The fair value of options was determined using the Black- Scholes method of calculation. During the nine months ended September 30, 2008, the Board of Directors authorized the re-pricing of these options and reissued the options at a lower per share price and incurred $664,291 in stock option expense. On July 11, 2009, the Company extended 362,500 options for one year.  These options were due to expire July 11, 2009, with an exercise price of $8.25 per share. The Company extended these options for one year, with an expiration date of July 11, 2010, with an exercise price of $8.25 per share. The Company recorded the $231,257 expense for the extension of these options in the third quarter.

Significant categories of the Company’s general and administrative expenses for the nine months of 2009 compared to the nine months of 2008 are as follows: Executive salaries and director fees for the nine months ended September 30, 2009 were $488,017 compared to $449,302 for the nine months ended September 30, 2008 (see consulting fees). Professional fees increased from $443,805 for the nine months 2008 to $531,204 for the nine months ended September 30, 2009. Consulting fees were $585,000 for the nine months ended September 30, 2009 compared to $570,000 for the same period in 2008. Consulting fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO. On February 29, 2008, the Board of Directors authorized a $5,000 per month increase in salary to the Chairman/CEO effective April 1, 2008. Travel and entertainment expense decreased from $308,662 for the nine months of 2008  to $277,816 for the nine months of 2008. Interest expense was $484,244 for the nine months of 2009, compared to $446,282 for the same period in 2008.

Real Estate Cost of Sales
The Company had no real estate cost of sales during the quarters ended or nine months ended September 30, 2009 and September 30, 2008.

Other Income
The Company had other income of $ $210,055 for the quarter ended September 30, 2009, compared to $7,614,638 for the quarter ended September 30, 2008.  Other income for the quarter ended September 30, 2009 consisted of pari-mutuel tax credits of $209,791, and interest income of $264. This compares to other income for the quarter ended September 30, 2008 of $7,614,638, which consisted of a $7,328,590 insurance settlement, $285,345 in pari-mutuel tax credits, and interest income of $703. On September 19, 2008, the Company settled a lawsuit against Affiliated FM Insurance Company for a total of $8,500,000. The claim resulted from damages caused by Hurricane Wilma in October, 2005. By statute, Affiliated FM Insurance had 20 days to pay Florida Gaming the money owed. Florida Gaming incurred legal and professional expenses related to the settlement of approximately $1,275,000. The Company paid bonuses to two officers, Mr. William B. Collett, Jr. and Mr. Daniel Licciardi of $63,086 each for their efforts in obtaining this settlement.    This resulted in the $7,328,590 in other income for the quarter ended September 30, 2008.

Other income for the nine months ended September 30, 2009 was $1,431,621 which consisted of $515,999 in pari-mutuel tax credits, $870,185 gain on the sale of the right of way,  $39,872 refund from the City of Miami fire rescue, and interest income of $5,565.  The Company had other income of $7,156,368 for the nine months ended September 30, 2008. Other income for the nine months ended September 30, 2008, consisted of an insurance settlement of $7,328,590, $833,333 Legislative Initiative Note that was triggered on January 29, 2008 by the state authorizing slot machines at the Miami Jai-Alai facility, $634,626 in pari-mutuel tax credits, $39,872 refund from the City of Miami fire rescue and $26,485 in interest income.

Federal and Income Taxes
The Company made a payment on federal and state taxes of $9,760 for the three and nine months ended September 30, 2009.

Summary of Operations
The Company had net loss before income tax of $1,593,012 or ($.45)  per common share for the three months ended September  30,  2009, compared to net  income of  $5,296,951 or $1.37 per common share  for the quarter ended September 30, 2008.   The Company had net loss before income tax of $2,877,666 or ($0.86)  per common share for the nine months ended September  30,  2009, compared to net  income of  $1,673,206 or ($.34) per common share  for the nine months ended September 30, 2008.  Pari-mutuel revenue continues to decline due to increased competition and the overall economy.

Tax Loss Carryforwards
At December 31, 2008, the Company had tax net operating loss (NOL) carryforwards of approximately $15,589,000 available to offset future taxable income.  These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2023.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents at September 30, 2009 was $930,154. At September 30, 2009, the Company had  negative working capital of $10,107,005, this is a decrease in working capital of approximately $3,194,888 from December 31, 2008. The Company has several large notes due in 2009.    The Isle of Capri note for $3,000,000 is due  on December 31, 2009, $138,889 principal balance is remaining  in 2009 for the Legislative Note issued in 2008,  $57,065 principal balance is due on the Miami-Dade County Note in the remaining months of 2009 and $1,000,000 on the Stuckert/Howell Note is due on December 31, 2009.   This compares to  2008, whereas the Company spent approximately $1.6 million  in remodeling  the Ft. Pierce jai-alai  card room, which opened on April 28, 2008, the Company had the Isle of Capri Note due December 31, 2008, for $5,000,000 and the Freedom Note of $1,377,743 was due October 31, 2008.

During the nine months ended September 30, 2009, net cash used in Company's operating activities was $1,669,729 compared to net cash used in operating activities of $2,090,888 during the nine months ended September 30, 2008. The Company had $231,257 in stock compensation  expense during the nine months ended September 30, 2009, compared to $699,047 during the same period in 2008. The Company had issued stock options in 2006, of which half vested in December, 2006, and the other half vested on July 1, 2007. On July 11, 2009, the Company extended 362,500 of those options that were to expire.  The Company extended them  for one year and recognized the related expense of $231,257 during the third quarter 2009.  During the third quarter 2008, the Company re-priced the options issued in 2006, and 835,625 options were reissued at $8.25 per share. The Company recognized the additional $664,291 expense as stock option expense. The Company had a slight increase of accounts receivable during the nine months ended September 30, 2009 of $14,644 compared to an increase in accounts receivable of $7,235,044 during the nine months ended September 30, 2008. The large increase in receivables in 2008, is due to the judgment that the Company received on September 19th, 2008. The Company settled a lawsuit with Affiliated for $8,500,000 for damages incurred by Hurricane Wilma in 2005. On October 1, 2008, the Company received $7,328,590, after adjuster fees and lawyer fees.  During the nine months ended September 30, 2009, the company had an increase in accounts payable and accrued expenses of $1,509,282.  Part of the increase is the Company had an increase in payables to Freedom of $639,250, accrued management fees of $585,000, and an increase in accrued dividends of $345,000. During the nine months ended September 30, 2008, the Company had a payable to Freedom of $602,000 accrued during the third quarter 2008.  The Company repaid the 2008 payable with the insurance proceeds during the fourth quarter. On April 6, 2009 Florida Gaming completed Phase 1 of its two-phase acquisition of  the 10.982 acres of property from Miami-Dade County (“County”).  As part of this transaction, the County purchased the easement for the use of  .492 acres from the Company for $1,014,300.  The Company incurred legal fees of $250,000 related to the closing.  The Company recorded a gain of $870,185 on the compensation  of the right-of-way.  During the nine months ended September 30, 2008, the legislative note of $833,333 was triggered on January 29, 2008, by 2008 by the state authorizing slot machines at the Miami Jai-Alai facility, The Company's continuing operating expenses consist principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW  operations.

During the nine months ended September 30,  2009, net proceeds provided by investing activities was $427,885 compared to net proceeds used in investing activities of $1,846,734 during  the nine months ended September 30, 2008.  The Company had  an increase in Purchases of Property during the nine months ended September 30, 2009, of $507,460.  On April 6, 2009, the Company  closed on   the purchase of approximately 2.283 acres from Miami-Dade County by Florida Gaming for $3,348,429.   The Company paid a down payment of $334,843 and the County financed the remaining $3,013,586 for 15 years at a fixed interest rate of 7.25%. The Note is secured by the Property pursuant to a Mortgage and Security Agreement between the Company and the County.   On April 6, 2009 Florida Gaming completed Phase 1 of its two-phase acquisition of  the 10.982 acres of property from Miami-Dade County (“County”).  As part of this transaction, the County compensated  for the use of the  right-of-way of  .492 acres from the Company for $1,014,300.   This compares to property being purchased at the Ft. Pierce Jai-Alai for the Card Room which opened on April 28, 2008.

During the nine months ended September 30, 2009, net proceeds provided by financing activities was $659,279 compared to cash provided by financing activities of $1,267,611 for the nine months ended September 30, 2008. During the  nine months ended September 30, 2009, the Company received $98,750 from 30,000 stock options that were exercised, compared to $933,750 received in cash from 415,000 stock options that were exercised at $2.25 per share during the nine months ended September 30,  2008.   On August 14, 2009, the Company entered into a Memorandum of Agreement with Solomon O. Howell and James W. Stuckert,  pursuant to which the Lenders may advance cash to the Company up to a maximum aggregate amount of one million dollars ($1,000,000).  Under the Agreement, the Advances are to be evidenced by convertible promissory notes ( “Note”).  Notes will initially bear interest at an annual rate of 5% and must have a definite maturity date (“Maturity Date”). If the outstanding principal and any accrued and unpaid interest of a Note is not paid by the Maturity Date, thereafter the outstanding principal and accrued and unpaid interest under the Note will bear interest at an annual rate of 24%.  As of September 30, 2009, the Company has borrowed $600,000 on the Agreement with Mr. Stuckert and Mr. Howell which is due on December 31, 2009, and the Company has borrowed $639,250 from Freedom.

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

As of  September 30, 2009, the Company owed Freedom Holding on a note $1,322,574. The Freedom Holding note is unsecured, bears interest at 10.0% per annum, and matures on March 1, 2010.  For more information refer to  the Company’s 8-K  filed September  25, 2009.   The Company also owes Isle of Capri Casinos, Inc. a secured note in the amount of $3,000,000 which is due in full on December 31, 2009.  Isle of Capri holds the first mortgage on the Ft. Pierce Jai-Alai.   The Company also closed on  the  purchase of approximately 2.283 acres from Miami-Dade County by Florida Gaming for $3,348,429.   The Company paid a down payment of $334,843 and the County financed the remaining $3,013,586 for 15 years at a fixed interest rate of 7.25%. The Note is secured by the Property pursuant to a Mortgage and Security Agreement (the “Mortgage”) between the Company and the County.   As of November 13, 2009, the Company has an aggregate amount outstanding of $1,000,000 to Mr. James Stuckert and Mr. Solomon Howell, with notes maturing on December 31, 2009.

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

During the nine months ended September 30, 2009, Centers’ gaming operations comprised  100% of the Company’s revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

September 30, 2009
(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	98%	$16,375	100%	$11,167	100%	$(2,865)
Real Estate Development	2%	312	-	-0-		(22)
Consolidated Total	100%	$16,687	100%	$11,167	100%	$2,887

September 30, 2008

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	98%	$20,461	100%	$10,493	100%	$1,693
Real Estate Development	2%	344	-	-0-		(20)
Consolidated Total	100%	$20,805	100%	$10,493	100%	$1,673

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

SFAS 157 requires disclosure of assets and liabilities measured at fair value on a nonrecurring basis.  The following table presents the financial assets carried by the Company at fair value as of   September 30, 2009 and by SFAS 157 valuation hierarchy (as described above).

Assets measured at fair value on a nonrecurring basis as of  September 30, 2009

	Total carrying value in balance sheet	Quoted market prices in an active market (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)

Real Estate Held For Sale	$297,500	-0-	$297,500	-0-

Total assets at fair value	$297,500	-0-	$297,500	-0-

In accordance with the provisions of SFAS 144 the Company periodically evaluates and adjusts its real estate held for sale for impairment.  The Company maintained a reserve for loss of $5,069 on its real estate held for sale as of  September 30, 2009.

SFAS 157 also requires disclosure of assets and liabilities measured at fair value on a recurring basis.  The Company measured no assets or liabilities at fair value on a recurring basis as of  September 30, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Under SEC regulations, the information called for by this item is not required because the Company is a smaller reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

As of  September 30, 2009, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of  September  30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of   September 30, 2009, the Company maintained effective internal control over financial reporting.

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

Item 1a.	Risk Factors.
Not required for smaller reporting companies.

Item 2.	Unregistered sales of equity securities and use of proceeds

None

Item 3.	Defaults upon Senior Securities.

None at date of filing.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.
None

Item 6.	Exhibits List and Reports on Form 8-K

2.03	Promissory Note entered into between the Registrant and Freedom Holding, Inc. was filed as Exhibit 2.03 on Form 8-K dated September 25 2009, and is attached hereto.

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

Registrant filed a report on Form 8-K dated April 6, 2009, reporting the Settlement Agreement with Miami-Dade County, Florida described herein.

Registrant filed a report on Form 8-K dated September 25, 2009 reporting the transaction with Freedom Holding, Inc described herein.

Registrant filed a report on Form 8-K dated October 7, 2009 reporting the transaction with Mr. James Stuckert and Mr. Howell Solomon.

FLORIDA GAMING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION
(Registrant)

Date: November 16 2009	By:	/s/ W. B. Collett
W.B. Collett
Chairman of the Board and Chief
Executive Officer

Date: November 16, 2009	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer