Form 10-K
period 2009-12-31
FLORIDA GAMING CORP
filed 2010-03-31
CIK 312065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 30, 2009 was approximately $13,816,062 (based on the last sale price for shares of the Registrant’s common stock). Shares of common stock held by each executive officer, director and holder of 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates.

The number of shares of the registrant's common stock outstanding as of March 29, 2010 - 3,888,959 shares.

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

 In January, 2009, Florida Gaming Corporation agreed to purchase a total of 10.982 acres of property from Miami-Dade County and sell .492 acres and a right-of-way to the county to be used by the Miami-Dade Metro Rail, an overhead light rail system.  The total purchase price of the acreage (10.982) was $16,742,145. On April 6, 2009 Florida Gaming completed Phase 1 of its two-phase acquisition of  the 10.982 acres of property from Miami-Dade County (“County”).  As part of this transaction, the County purchased the right of way  for the Metro Rail  from FGMG for $1,014,300.  The Company's  Phase 1 acquisition consists of the closing of the purchase of land and approximately 2.283 acres from Miami-Dade County for $3,348,429.   The Company paid a down payment of $334,843 and the County financed the remaining $3,013,586 for 15 years at a fixed interest rate of 7.25%.   The Note is secured by the Property pursuant to a Mortgage and Security Agreement (the “Mortgage”) between the Company and Dade County.  The Company also received air-rights over N.W. 37th Avenue which separates the two parcels. Upon conclusion of these actions Miami Jai-Alai’s casino footprint will effectively grow from the present 8.6 acres to approximately 20 acres, thereby accommodating any potential future build-out. This will also allow Miami Jai-Alai to virtually enclose its casino area and provide a controlled, safe and well illuminated facility. The phase two purchase of the approximately 8.7 remaining acres for $13,393,716 is to close no later than 60 days after the United States Corps of Engineers releases the property free and clear of environmental contamination or July 1, 2010, whichever is later. Prior to the second closing, a resolution will be presented to the Board of Miami-Dade County Commissioners (Board) to close part of N.W. 37th Avenue.  If the Board votes to close the  road and the County decides to expand N.W. 36th Avenue within 36 months of the vote, the Company shall pay the cost of design, land acquisition and construction for said N.W. 36th Avenue road expansion as well as any required utility relocations with the total paid by the Company not to exceed $5,700,000.

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

On November 25, 1996, the Company, through a wholly-owned subsidiary, Florida Gaming Centers, Inc. ("Centers") entered into an agreement with WJA pursuant to which Centers agreed to acquire title to the three (3) WJA Frontons. The acquisition was consummated as of January 1, 1997. The Fort Pierce Jai-Alai Fronton which had previously been purchased from WJA was also transferred into Centers.

SummerJai-Alai: Florida Gaming Centers, Inc. (“Centers”) held a 21% interest in Summer Jai-Alai (“SJA”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami Jai-Alai fronton.  The Company's Summer partners were Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors. Under the terms of the partnership agreement certain costs and expenses were allocated to Summer Jai-Alai Summer Operations based upon specific formulas as set forth in the agreement. Pursuant to a lease agreement which expired in 2004, Summer Jai-Alai Operations rented the Miami fronton for the time in which its season was conducted.

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
100%

The Partnership owns the Permit under a Permit Use Agreement (the “PUA”) between the Company and the Partnership. The Company has the exclusive right to conduct gaming operations under the Permit. The Company will derive all revenue, and is responsible for all expenses. In addition, the Company must assure that the holder of the Permit remains authorized to conduct all activities that Florida law authorizes under the Permit, based on the law as in effect at any particular time. The Company may terminate the PUA if the requirement to keep it valid imposes a material burden on the Company. West Flagler and BKCLP may terminate the PUA if they jointly elect to do so. If the PUA is terminated (and, thus the Permit’s use reverts to the Partnership) the Partnership does not have the right to conduct activities at the Company’s fronton. The Company, West Flagler and BKCLP entered into an Amended and Restated Partnership Agreement for the Summer Jai-Alai Partnership and except for the following put/call rights, all actions of the Partnership require unanimous approval of the three Partners. The Partnership contains mandatory put/call rights which take effect if (1) the PUA is terminated by the Company, (2) the PUA is terminated by West Flagler and BKCLP, or (3) any two partners deliver to the third partner a notice of election to trigger the put/call. Under the put/call rights, the party(ies) triggering the put/call must offer to sell to the other partner(s) its interest at a stated price. The other partners may either buy the interest at that price, or sell their interests to the triggering partner at that price. Each partner must give the other partners 45 days advance notice of a “Change of Control” - which is a change of ownership of more than 40% of the partner’s equity and, in the case of the Company, a sale by its Chairman and his affiliates of more than 50% of their stock in the Company.

In accordance with the settlement, all revenues and expenses of the Summer Jai-Alai Operations are included in operating income and expenses in the accompanying statements of operations.

Development of Cardrooms  On June 5, 2007, the St. Lucie county commissioners voted that Ft. Pierce Jai-Alai  be allowed to operate a card room.  The Company  converted approximately 12,000 square feet for the card room which will host poker games and tournaments with the maximum bet of $5.00, and no pot limit. Ft. Pierce Jai-alai management believes that the card room will be an alternative to local patrons who are currently traveling about fifty (50) miles to Palm Beach and Brevard Counties to play poker.   After extensive remodeling of approximately $2.0 million the card room opened on April 28, 2008.

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

Florida state taxes are 10% of revenue and 4% of the revenues are paid to the jai-alai players. The Company is encouraged with the recent changes to the card room rules and the addition of dominoes.

Development of Slot Machines.      On January 29, 2008, residents of Miami-Dade County passed a referendum that will allow Miami Jai-Alai  and two other pari-mutuel facilities in Dade County to install up to 2,000 slot machines.   The Company  will compete with three established racinos in adjoining Broward County north of Miami-Dade County, plus competition from Native American casinos.   Upon submission of the initial application top operate slots, on the anniversary date of the issuance of the initial license, Miami Jai-Alai must pay to the division a nonrefundable license fee of $3 million for the succeeding 12 months of licensure. The current tax rate on slots is 50% of slot gross income.  The 50% high tax rate makes it difficult to compete with the Indians who pay no taxes and other forms of entertainment with customers discretionary income.

On July 1, 2007, legislation passed some positive new changes which will apply to the Miami Jai-Alai slots.

1.	Legislation permitted an additional 500 machines at the facilities , which increased from 1,500 machines to2,000 machines;

2.	ATM machines are now allowed at the facilities;

3.	Hours of operation increased from 16 to 18 hrs a day on weekdays and 24 hours a day on weekends.

Clean Indoor Air Act
Effective July 1, 2003, an amendment to the Clean Indoor Air Act made all of Florida's enclosed indoor workplaces smoke-free, with certain exceptions. The jai-alai facilities became smoke free on July 1, 2003. The Company has provided a smoking area to accommodate the smoking patrons.

Simulcasting
The Company generates a portion of their revenue by transmitting signals from the frontons to other (“guest”) facilities and receiving signals from other (“host”) facilities. Revenues are earned through pari-mutuel wagers on signals that the Company receives and sends as host and guest. The Fort Pierce location provides inter-track wagering on interstate simulcasting of horse racing, dog racing, and jai-alai from various tracks and frontons in the United States and within the State of Florida. Jai-Alai games are played live and simulcast year round from the Miami facility via satellite.

Distribution Methods
The Company uses radio, including live remote broadcasts, television, newspapers and magazines to promote activities at the jai-alai locations.

Competition
The gaming industry is highly competitive. Many gaming companies have substantially greater financial resources and larger management staffs than the Company. Because of the growing popularity and profitability of gaming activities, competition is significantly increasing. The Company competes for customers with other forms of legal wagering, including video poker gaming in non-casino facilities, charitable gaming, pari-mutuel wagering, state lotteries, Indian casinos, and cruise ships.

Further expansion of gaming opportunities not related to the pari-mutuel industry could also significantly and adversely affect the Company's business. In particular, the expansion of casino gaming in Miami-Dade and Broward Counties  which is near the geographic areas from which the Company attracts or expects to attract a significant number of its customers could have a material adverse effect on the Company's business. The Company expects that it will experience significant competition as the emerging casino industry matures. The Company is now competing with Calder Casino, a slot facility in Florida adjacent to Calder Race Course, which opened on January 22, 2010 with approximately 1,200 slot machines. Additionally, a poker room operation opened at Calder Casino on October 23, 2009 and Flagler Dog Track reopened in October 2009 as Magic City Casino with 700 Las Vegas-style slot machines.

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

Dependence on one or a few major customers
The company depends on Scientific Games Corp. ("Scientific") a leading supplier of pari-mutuel wagering systems. Scientific provides the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data in a secure manner. The Company relies on the totalizator’s computer systems to ensure the integrity of the wagering process. If Scientific did not keep their technology up to date, this could affect the security of wagering, and limit our ability to serve our customers. The Company is past due on monthly payments required by its contract with Scientific which could result in termination of services to the Company.

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

Daily License Fee. During the 2008-2009 live jai-alai season, a Daily License Fee of $40 was assessed for each jai-alai game conducted at each of the Company's Frontons. The Daily License Fee regulations amendments provide, however, that should an amendment to the Florida Constitution be adopted that would permit casino gambling at pari-mutuels such as the Frontons, the fee would return to $80 per jai-alai game; no such amendment has been passed. Such fee is paid to the DPMW to defray regulatory costs.

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

For the years 2001 through 2009, Miami had unused credits totaling $2,352,201 and Summer Jai-Alai had $1,220,208 unused Credits available for recovery.

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

Employees
As of December 31, 2009, the company had approximately 45 jai-alai players under contract.  The Company believes that its present employee relations with its jai-alai players, some of whom belong to the International Jai-Alai Players Association/U.A.W., and the Company's relations with other employees are satisfactory.

The Company has approximately 253 part-time employees and 104 full-time employees.

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

Potential Changes in Legislation and Regulation of Operations.   In 2008, Florida Governor Charlie Crist approved a compact with the Seminole tribe which would permit the tribe to operate certain table games and Class III slot machines in return for specified revenue to the State of Florida. The compact was voided by the Florida Supreme Court. The Florida legislature subsequently enacted legislation permitting Governor Crist to enter into a compact (the “Compact”) with the tribe. The legislation provided for a reduction in the tax rate for racetracks operating slot facilities in Miami-Dade and Broward Counties from fifty percent to thirty-five percent as well as a reduction in the annual license fee from $3 million to $2 million effective upon the Florida legislature’s final ratification of the tribal compact. The Governor negotiated a compact, but the Florida legislature did not ratify it. The House Select Committee introduced a Proposed Committee Bill (“PCB”) and passed it out of committee on January 14, 2010. The purpose of the PCB was to make effective the slot machine tax reduction and license fee reduction, along with other provisions affecting pari-mutuel wagering. We cannot predict if or when the PCB will pass the Legislature.

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

Other Risks. Many other risks beyond the control could seriously disrupt operations, including:

·	The effect of global economic conditions;

·	The effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties;

·	The economic environment;

·	The financial performance of the jai-alai operations;

·	Costs associated with the efforts in support of alternative gaming initiatives.

Item 2.   Description of Property.

Set forth below is a brief description of the Frontons:

	Number	Size of	Number of
	Of	Building	Gaming
Location	Acres	Sq.Ft.	Seats

Ft. Pierce	37.00	80,000	2,150
Miami	10.5	185,000	4,389
Totals	47.5	265,000	6,539

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

Fort Pierce is a coastal community in St. Lucie County, Florida approximately 110 miles north of Miami. The Fort Pierce fronton, completed in 1974, is located approximately one mile from an exit on the Florida Turnpike, two miles from an exit on Interstate Highway 95 and five miles west of U.S. Highway 1. The Florida Turnpike is the primary route between South Florida and Orlando. The Fort Pierce fronton is situated on a thirty seven acre site and its parking facilities accommodate approximately 1,500 cars.

Both of the Company's frontons have pari-mutuel windows, liquor bars and concession stands.

Investment in Real Estate

In November, 1997, the Company entered into a new business — residential real estate development. These Properties consisted of over 100 fully-developed, and 163 partially-developed, single-family residential home sites, a swim and tennis club facility, and 27 acres of partially-developed commercial property. As of December 31, 2009, the Company has six (6) residential lots remaining to be sold with a mortgage of $38,368 on one of the lots. The six (6) lots have a book value of $234,000.  The Note on the lot with the Mortgage was due November 17, 2009, and was not extended.  The Note has not been paid at March 31, 2010.  The Properties are located on the east side of Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits, in Walton County.

Item 3. Legal Proceedings.

Isle of Capri

On March 1, 2010, the Company and its subsidiary, Florida Gaming Centers, Inc. (“Centers”), were served with a complaint (the “Complaint”) by Isle of Capri Casinos, Inc. (“Isle”). Centers comprises 100% of Registrant’s operations. The Complaint filed in the 15th Circuit Court of Palm Beach County, FL on February 18, 2010, alleges: (1) that Registrant breached its duties under an Amended and Restated Secured Promissory Note (the “Note”) made to Isle; (2) that Centers breached its guaranty under the Note; (3) that the Company and Centers breached their duties under a Simulcast Wagering Agreement with Isle; and, (4) that the Company and Centers were unjustly enriched through Isle’s broadcasts of horse racing events. Under the Complaint, Isle is demanding (1) foreclosure of a security interest Isle holds in all of the shares of outstanding stock of Centers, and (2) damages of $358,823.32 plus interest, costs and such further relief as the court deems proper.

As reported in the Company’s Form 8-K filed on January 7, 2010, the Company is indebted to Isle in the principal amount of Three Million Dollars ($3,000,000) pursuant to the Note and related instruments, dated December 31, 2008 (collectively, the “Isle Documents”). The Isle Documents include a Pledge Agreement under which Registrant granted to Isle a security interest in all of the outstanding shares of capital stock of Centers. The Isle Documents were filed as Exhibit 10.1 on the Registrant’s Form 10-K dated March 31, 2009, which is incorporated herein. Under the Isle Documents, the Registrant was required to pay to Isle the $3,000,000 principal amount, plus any accrued but unpaid interest, on December 31, 2009. The Company did not make the required December 31, 2009 payment to Isle. That failure constituted an Event of Default under the Isle Documents. Under the Isle Documents, after an Event of Default the outstanding principal and interest accrues interest at an annual default rate of 18%, payable on demand. On December 23, 2009, Isle’s counsel made the requisite demand for payment under the Note.

On March 19, 2010, the Florida Gaming Corporation (the “Company”), a Delaware corporation, and Florida Gaming Centers, Inc., a Florida corporation 100% of the stock of which is owned by the Company, were served with a complaint (the "Complaint") by Isle of Capri Casinos, Inc. ("Isle"). The Complaint seeks to foreclose on a mortgage granted to Isle in connection with a Note and related instruments dated December 31, 2008. As reported in the Company's Current Report on Form 8-K filed on January 7, 2010, the Company is indebted to Isle in the principal amount of Three Million Dollars ($3,000,000) pursuant to the Note and related instruments dated December 31, 2008. Under the Note and the related instruments, the Company was required to pay to Isle the $3,000,000 principal amount, plus any accrued but unpaid interest, on December 31, 2009. The Company did not make the required December 31, 2009 payment to Isle. The mortgage granted to Isle in connection with the Note affects Center's real property located at 1750 S. King's Highway, Ft. Pierce, Florida, and all buildings, structures, fixtures and improvements located thereon. The Company has engaged counsel to respond to the Complaint and intends to vigorously defend itself against Isle’s lawsuit.

West Flagler Associated LTD and Calder Race Course

On December 23, 2009, Florida Gaming Centers, Inc. (“Centers”) was served with a summons and complaint (the “Complaint”) from West Flagler Associated, Ltd. and Calder Race Course, Inc. (“Plaintiffs”). The Complaint filed in the 11th Circuit Court in and for Miami-Dade County, Florida on December 21, 2009 alleges that Centers executed a Promissory Note on January 31, 2005 in favor of the Plaintiffs and that Centers has breached the terms of the Promissory Note by failing to make the payments required there under, which Plaintiffs allege were to commence in February 2008. Plaintiffs allege that Centers made monthly payments under the Promissory Note in the amount of $23,148.14 per month from February 2008 to July 2009 but have failed to make payments thereafter. Plaintiffs allege that the entire debt is now due and owing and allege to be owed the principal amount of $416,666.48 plus interest since July 1, 2009, the date of the alleged last payment made under the Promissory Note. Plaintiffs also seek default interest and late penalties of undisclosed amounts. Centers filed an answer and affirmative defenses to the Complaint on March 2, 2010 and intends to vigorously defend the Complaint.

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

Floridians against Expanded Gambling vs Floridians for a Level Playing Field

On August 8, 2006, the District Court of Appeals, First District, State of Florida rendered a decision in the case of Floridians Against Expanded Gambling (“FAEG”), et.al versus Floridians for a Level Playing Field, et. al. FAEG challenged the process by which signatures were collected in order to place a constitutional amendment on the ballot in 2004 allowing Miami-Dade and Broward County voters to approve slot machines in pari-mutuel facilities. The District Court of Appeals reversed a decision of the Florida trial court, which granted summary judgment and dismissed the challenge, and remanded the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process. A motion for rehearing by the entire Court of Appeals or in the alternative a motion for certification to the Florida Supreme Court was filed.   The case was re-heard by the entire Court of Appeals and the panel’s decision was upheld. However, after oral arguments were made on September 17, 2007, the District Court of Appeals issued an opinion on September 27, 2007, which held the case was not properly put before the District Court of Appeals, and therefore upheld the lower court’s decision to remand the case back to the trial court for an evidentiary hearing to determine whether sufficient signatures were collected in the petition process.   On February 22, ,2009 the lawsuit was settled and the liability was recorded in the  2008 Statement of Operations.

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

The bid prices reflect inter dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The table shows the high and low bid prices for the years 2008 and 2009.

2009	High	Low

For the Quarter Ended:
March 31	5.99	2.01
June 30	10.02	3.75
September 30	8.25	5.25
December 31	7.50	3.50

2008	High	Low

For the Quarter Ended:
March 31	23.45	13.80
June 30	17.00	10.05
September 30	10.01	3.50
December 31	3.75	2.06

*************************

As of December 31, 2009, the Company had approximately 1,553 holders of record of its Common Stock.

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

Persons who may be deemed “affiliates” of the Company or who acquired the shares in a transaction exempt from registration under the U. S. Securities and Exchange Act (“the “Securities Act”)   hold approximately 1,763,369 shares (“Restricted Shares”) of the 3,888,959 shares of Common Stock outstanding as of March 29, 2010, which may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. Holding, the holder of 1,325,869 Restricted Shares, has demand registration rights for its shares.   Holding has pledged 760,000 shares of common stock to secure a loan.  All of the restricted shares have been held for over six months and are thus available for sale in the public market, subject to the volume and other limitations of Rule 144.

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

The Company has four issues of Convertible Preferred Stock outstanding as of December 31, 2009.  A complete description and summary of the Convertible Preferred Stock is set forth in the financial statements Note B - Preferred Stock.

The Company did not issue any new stock options during the years ended December 31, 2009, and December 31, 2008.  The Company did extend 362,500 options that were to expire July 11, 2009 (see 2006 Stock Incentive Plan below).  At December 31, 2009 the Company had a total of 835,625 stock options outstanding  to directors and officers and to certain key employees to purchase common stock of the Company, 20,000 in advisors and consultant plans, and 130,000 options in warrants in connection with financing .

Equity Compensation Plan Information
December 31, 2009

Number of
Securities
	Number		Remaining
	of securities	Weighted-	available for
	to be issued	Average	future issuance
	Upon	Exercise	under equity
	Exercise of	Price	compensation
	Outstanding	Of	Plans
	options,	Outstanding	(excluding
	Warrants,	options,	Securities
Plan	And	Warrants	reflected in
Category	Rights	and rights	column (a)

Equity compensation plans not approved by security holders	985,625	$8.97	250,000

Total	985,625		250,000

Master Stock Option Plan:
On July 31, 2006, the Registrants Board of Directors adopted the Registrant’s 2006 Third Amended and Restated Master Stock Option Plan, which consists of the Registrant’s (i) 2006 Stock Incentive Plan adopted by the Board of Directors on June 28, 2006, (ii) Second Amended and Restated Officers and Directors Stock Option Plan adopted by the Board of Directors on July 31, 2006, and (iii) Second Amended and Restated Advisors and Consultants Stock Option Plan adopted by the Board of Directors on July 31, 2006.

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

The 2006 Plan may be administered by the Board of Directors or by a committee appointed by the Board of Directors (In either case, referred to herein as the “Committee”.) All stock options granted under the 2006 Plan must be approved by the Committee, and the Committee has full power to construe and interpret the plan subject to the plan's express provisions. If the Stock is listed on a national securities exchange, the closing price of the Stock on the composite tape as of the most recent date on which the Stock was traded prior to the Grant Date. If the Stock is quoted on NASDAQ, the mean high and low market prices for which the Stock is quoted as of the most recent date on which the Stock was quoted prior to the Grant Date. If the Stock is not listed on a national securities exchange or quoted on NASDAQ, but is traded over the counter, the last sales price of the Stock on the most recent date on which the Stock was sold in the over-the-counter market prior to the Grant Date. On October 9, 2007, the Board of Directors amended the 2006 Stock Incentive Plan to make the options cashless and transferable. There are 395,500 options outstanding under the 2006 stock incentive plan. During 2008, the Company re-priced these options from $17 to $8.25.   On July 11, 2009, the Company extended 362,500 options of these options that were issued in July 2006.   These options were due to expire July 11, 2009, with an exercise price of $8.25 per share.   The Company extended these options for one year, with an expiration date of July 11, 2010, and an exercise price of $8.25 per share. The Company recorded a $231,257 expense for the extension of these options during the year 2009 (See Note C). The expense was calculated using the following assumptions:

July 11, 2009
Risk Free Rate of Return	4.5%
Expected Forfeiture	56.06%
Expected Volatility	67.3%
Expected Dividends	None

Second Amended and Restated Officers and Directors Stock Option Plan
The Company's Second Amended and Restated Directors and Officers Stock Option Plan (the "Directors and Officers Plan") provides for the grant of stock options to the directors and executive officers of the Company and its subsidiaries to purchase shares of the Company's $.20 par value common stock to motivate them to contribute to the success of the Company. The Directors and Officers Plan may be administered by the Board of Directors or by a committee appointed by the Board of Directors (In either case, referred to herein as the “Committee”). All stock options granted under the Directors and Officers Plan must be approved by the Committee, and the Committee has full power to construe and interpret the plan subject to the plan's express provisions. The exercise price per share for an option granted under the Directors and Officers Plan shall not be less than the fair market value of the stock on the date the option is granted. If the Stock is listed on a national securities exchange, the closing price of the Stock on the composite tape as of the most recent date on which the Stock was traded prior to the Grant Date. If the Stock is quoted on NASDAQ, the mean high and low market prices for which the Stock is quoted as of the most recent date on which the Stock was quoted prior to the Grant Date. If the Stock is not listed on a national securities exchange or quoted on NASDAQ, but is traded over the counter, the last sales price of the Stock on the most recent date on which the Stock was sold in the over-the-counter market prior to the Grant Date. If the Stock is not listed on a national securities exchange, quoted on NASDAQ or traded in the over-the-counter market, the book value per share of the Stock determined in accordance with generally accepted accounting principles as of the last day of the fiscal quarter immediately preceding the Grant Date. On October 9, 2007, the Board of Directors amended the plan to make the options cashless and transferable. During 2008, the Company re-priced these options from $17 per share to $8.25 per share.  There are 115,125 options outstanding under the second amended and restated officers and directors stock option plan. (See Note C)

Second Amended and Restated Advisors and Consultants Stock Option Plan
The Company's Second Amended and Restated Advisors and Consultants Stock Option Plan (the "Advisors and Consultants Plan") provides for the grant of options to purchase shares of the Company's $.20 par value common stock to natural persons who provide bona fide valuable services to the Company that are not in connection with the offer of sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for the Company's securities. The Board of Directors administers the Advisors and Consultants Plan. All stock options granted under the Advisors and Consultants Plan must be approved by the Board of Directors, which has full power to construe and interpret the plan subject to the plan's express provisions. The exercise price per share for an option granted under the Advisors and Consultants Plan is the greater of three (3) times the book value per share as of the last day of the fiscal quarter immediately proceeding the date the option is granted as determined in accordance with generally accepted accounting principles, or the market value determined. If the Stock is listed on a national securities exchange, the closing price of the Stock on the composite tape as of the most recent date on which the Stock was traded prior to the Grant Date. If the Stock is quoted on NASDAQ, the mean high and low market prices for which the Stock is quoted as of the most recent date on which the Stock was quoted prior to the Grant Date. If the Stock is not listed on a national securities exchange or quoted on NASDAQ, but is traded over the counter, the last sales price of the Stock on the most recent date on which the Stock was sold in the over-the-counter market prior to the Grant Date. Options granted under the Advisors and Consultants Plan cannot be assigned or transferred except by will or the laws of descent and distribution, and cannot otherwise be pledged or hypothecated in any way. Any attempted assignment, transfer, pledge hypothecation or other disposition of an option, or the levy of any process upon an option, will render the option null, void and without effect. There are 20,000 options outstanding under this plan.  (See Note C)

Non-Plan Options
On October 9, 2007, the Board of Directors amended the plan to make the options cashless and transferable. To exercise an Option, the Optionee or the other person(s) entitled to exercise the Option shall give written notice of exercise to the Treasurer of the Company, specifying the number of full shares to be purchased.  Such notice shall be accompanied by (1) payment in full for the Stock being purchased; or (2) payment in full or in part may be made in the form of Stock owned by the Optionee for at least 6 months (based on the Fair Market Value of the Stock on the date the Option is exercised) evidenced by negotiable Stock certificates registered either in the sole name of the Optionee or the names of the Optionee and the Optionee’s spouse or the sole name of the transferee or the names of the transferee and the transferee’s spouse, or (3) by electing that the Company withhold shares that would otherwise be issued on exercise of the Option in payment of the purchase price; or (4) in any combination of the forgoing permitted methods with respect to a particular Option. If required by the Company the required withholding tax shall be paid to the Company in any manner specified in this section.” The Option is transferable but only if in the opinion of counsel acceptable to the Company the transfer of the Option will not violate the Securities Act of 1933 or any applicable state securities laws. The Stock Option Agreement shall  remain in full force and effect except as expressly amended herein.  There are 325,000 options outstanding under this plan and 130,00 warrants outstanding. During the year ended December 31, 2009, 70,000 warrants were issued as an inducement for financing.  All 70,000 warrants were issued at $6.00 per share.  On October 7, 2009, Mr. James Stuckert and Mr. Solomon Howell were each issued warrants for  20,000 shares at $6.00 per share for financing up to a $1,000,000.  The Company recorded an expense of $39,451 for the issuance of the warrants and amortized the expense over the life of the loan, which expired December 31, 2009 (See Note  C ).  The Company used the following assumptions:

October 7, 2009
Risk Free Rate of Return	.87%
Expected Forfeiture	56.06%
Expected Volatility	66.7%
Expected Dividends	None

On December 11, 2009, the Company borrowed  $500,000 from Nurmi Properties, and Mr. Steve Craig was issued 30,000 warrants at $6.00 per share in connection with the financing.  The Company capitalized an expense of $14,726 for the warrants and the expense will be recorded straight line amortization over the period of the note which is one year  (See Note  C ).  The Company used the following assumptions for the warrants:

December 11, 2009
Risk Free Rate of Return	.83%
Expected Forfeiture	56.06%
Expected Volatility	66.7%
Expected Dividends	None

At December 31, 2009, the Company had the following options and warrants outstanding.

Grantee	Number of Options or Warrants	Expiration	Grant Price	Fair Value of Stock on Grant Date
Key Employees	33,000	7/10/2012	8.25	6.25
Freedom Holding	315,000	7/10/2012	8.25	6.25
Executive Employees	115,125	7/10/2012	8.25	6.25
Key Employee	10,000	7/10/2012	8.25	6.25
Freedom Holding	325,000	7/11/2011	8.25	7.00
Officer & Director	37,500	7/11/2011	8.25	7.00
James Stuckert	20,000	6/26/2013	8.25	4.50
Solomon Howell	20,000	10/6/2012	6.00	6.05
James Stuckert	20,000	10/6/2012	6.00	6.05
Pride Capital	20,000	6/15/2012	30.00	26.15
Steve Craig	30,000	12/11/2011	6.00	4.25
Freedom Holding	20,000	11/1/2011	8.25	3.80
Florida Market Ventures	20,000	1/29/2010	30.00	17.00

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

On January 20, 2005, the Miami-Dade Board of County Commissioners called a countywide special election to be held by Miami-Dade County on March 8, 2005, (the “Special Election”) for the purpose of submitting to the qualified electors of Miami-Dade County the question of whether to authorize slot machines in certain existing, licensed pari-mutuel facilities. Florida Gaming agreed to enter into certain agreements with Miami-Dade County, which mandated a prepayment of $1,333,333 by Florida Gaming to Miami-Dade. Florida Gaming paid $500,000 of this prepayment in 2005 and signed a note payable to CalderRace Course, Inc. and West Flagler Associated, LTD, who paid the remaining $833,333 on Florida Gaming’s behalf. Payment of neither the note’s principal nor interest was due until the authorization by the qualified electors of Miami-Dade County of the operation of slot machines at Miami Jai-Alai (the “Event”). The Event failed to occur on March 8, 2005 but did occur in a subsequent election on January 29, 2008. Florida Gaming made its first payment on the note within ten days following the Event. The note bears interest at the prime lending rate plus 4% and is due in thirty-six installments of $23,145 plus all interest accrued.Payments were made until July 1, 2009.  On December 23, 2009, Centers was served with a summons and complaint from West Flagler Associated, Ltd. And Calder Race Course,Inc. (See Item 3.  Legal Proceedings and Note H).

On November 1, 2008, Florida Gaming Centers, Inc. borrowed One Million Three Hundred Twenty-Two Thousand Five Hundred and Seventy-Three Dollars and Seventy-Three Cents ($1,322,573.73) (the “Principal Amount”) from Freedom Holding, Inc. (“Freedom”), which was evidenced by FGC’s Promissory Note in favor of Freedom dated November 1, 2008 (the “Original Note”).  The Original Note had a stated maturity date of May 1, 2009.    The Note has subsequently been renewed through September 1, 2010 (see Form 8-K dated  May 1, 2009, September 1, 2009, and March 1, 2010)

On December 31, 2008, the Company entered into a new financing arrangement with Isle of Capri Casinos, Inc. (“Isle”) relative to the $5,000,000 note which was due December 31, 2008.  On December 31, 2008,  the Company paid $2,000,000 on the original note and issued a new note and mortgage for $3,000,000 to Isle.  The new Note for $3,000,000 was due December 31, 2009,  bears interest at the rate of ten percent (10%) per annum,  and is secured by a first mortgage on the Ft. Pierce Jai-Alai facility which is located on 37 acres owned by the Company. The Company failed to make the payment on the Note and the Company is currently in default.  The default interest accrues at 18%.  On March 1, 2010 the Company and Centers was served with a complaint by Isle (“See Item 3. Legal Proceedings” and Form 8-K dated March 1, 2010).   On March 19, 2010 the Company and Centers were served with a second complaint by Isle seeking foreclosure on the mortgage granted to Isle on the property located in Ft. Pierce, FL, and all buildings, structures, and fixtures and improvements thereon  (See Item 3. Legal Proceedings, Form 8-K dated March 19, 2010,  -and Note H).

In January, 2009 the Company retained Morowitz Gaming Advisors, LLC and Insight Casino Research, LLC to conduct a market study of Miami Dade County as well as the southern portion of Broward County. The study determined the size and demographic composition of the gaming market, current gaming patterns and preferences of the Hispanic and Non-Hispanic populations within the aforementioned area. In addition the study will target specific segments to determine what amenities will allow Miami Jai-Alai to compete effectively. The amenities studied will be food and beverage entertainment options, and preferred promotions and incentives among others all with the purpose of providing the most likely combination to drive visitation to the Miami Jai-Alai venue. The Company seeks to determine what slot players are satisfied with at the venues they now patronize and how to enhance the overall gaming/dining experience in order to make Miami Jai-Alai an effective competitor in the South Florida market.

On January 6, 2009, the Company agreed to acquire a total of 10.982 acres of property from Miami-Dade County and sell .492 acres and a right-of-way to the county to be used by the Miami-Dade Metro Rail, an overhead light rail system.  The total purchase price of the 10.982 acres was $16,742,145. The Company agreed to exchange the .492 acres  and easement valued at $1,014,300, plus cash of $1,572,785, and a 15-year, 7 ¼% fixed rate interest note in the amount of $14,155,060 for the 10.982 acres of land.  The Company also received air-rights from Miami-Dade County over N.W. 37th  Avenue which separates the two parcels. .  The phase two purchase of the approximately 8.7 remaining acres for $13,393,716 is to close no later than 60 days after the United States Corps of Engineers releases the property free and clear of environmental contamination or July 1, 2010, whichever is later.   Prior to the second closing, a resolution will be presented to the Board of Miami-Dade County Commissioners (Board) to close part of N.W. 37th Avenue.  If the Board votes to close the  road and the County decides to expand N.W. 36th Avenue within 36 months of the vote, the Company shall pay the cost of design, land acquisition and construction for said N.W. 36th Avenue road expansion as well as any required utility relocations with the total paid by the Company not to exceed $5,700,000.   Upon conclusion of these actions Miami Jai-Alai’s casino footprint will effectively grow from the present 8.9 acres to approximately 20 acres, thereby accommodating any potential future build-out. This will also allow Miami Jai-Alai to virtually enclose its casino area and provide a controlled, safe and well illuminated facility.  Miami Jai-Alai has the right to operate 2,000 slot machines as well as wager on live jai-alai, simulcast horses and jai-alai and operates poker and domino tables.  The Company made the payments through December 31, 2009, and the Company has not made any payments during 2010.  As of March 31, 2010 the County has not informed the Company of default on this loan. (See Note H)

On August 14, 2009, Florida Gaming Corporation (the “Registrant”) entered into a Memorandum of Agreement (the “Agreement”) with Solomon O. Howell (“Howell”) and James W. Stuckert (“Stuckert,” and collectively with Howell, the “Lenders”) pursuant to which the Lenders may advance cash (each an “Advance”, and collectively the “Advances”) to the Registrant up to a maximum aggregate amount of one million dollars ($1,000,000).  The advances to the Company were $1,000,000 evidenced by eight separate notes.  On October 7, 2009, the Registrant and the Lenders amended the Agreement  to require the Registrant to issue to each of the Lenders warrants to acquire up to 20,000 shares of the Registrant’s common stock at a price of $6.00 per share.  Such warrants expire on October 7, 2012.  The Company incurred $39,451 of cost related to the issuance of the warrants.  These costs  were amortized into expense over the remaining term of the related Notes from October 7, 2009 through December 31, 2009.  The Notes also included a convertible feature allowing the lenders, at their option ,to convert outstanding principal and any accrued but unpaid interest into the Company’s $0.20 par value common stock.  The value of this  conversion feature to the Company was $138,204, this value was initially recorded as a discount on notes payable and then amortized over the life of the Notes, which ended December 31, 2009. The Company is currently in default on this Note.  As of March 31, 2010,  Mr. Stuckert and Mr. Howell have not informed the Company of any default.  (See Note H)  Refer to Form 8-K dated December 31, 2009.

On December 11, 2009, Florida Gaming Corporation borrowed Five Hundred Thousand Dollars ($500,000) from Nurmi Properties and Robinette Investments, LLC (“Lenders”),  pursuant to a Note among the Company and the Lenders dated December 11, 2009 (the “Note”).  The outstanding principal balance of the Note bears interest at an annual rate of 13% .  For more information see Form 8-K dated December 11, 2009.

On February 4, 2010, the Company borrowed One Hundred Fifty Thousand Dollars ($150,000) from Nurmi Properties, LLC, and Robinette Investments, LLC (“Lenders”), pursuant to a Note and Mortgage Modification among the Company and the Lenders dated February 4, 2010 (the “Modification”). The Modification modifies the Note and the Mortgage and Security Agreement, both dated December 11, 2009, between the Company and the Lenders (pursuant to which Lenders loaned the Company $500,000) so that the total amount due the Lenders under the Note and the Mortgage and Security Agreement is $650,000 rather than $500,000. For further information refer to Form 8-K filed February 10, 2010.

On February 4, 2010, the Company borrowed Ninety Thousand Dollars ($90,000) from H2C, Inc. (“H2C”) pursuant to a Promissory Note between the Company and H2C dated February 4, 2010 (the “H2C Note”).  The original outstanding principal amount, plus accrued but unpaid interest thereon, is payable in ten equal monthly installments commencing March 1, 2010.  Interest on the outstanding amounts due under the H2C Note is calculated at an annual rate of 10%.  The H2C Note contains other standard terms and conditions. For further information refer to Form 8-K filed February 10, 2010.

On March 10, 2010, the Company borrowed an additional One Hundred Fifty Thousand Dollars ($150,000) from  Nurmi Properties, LLC, and Robinette Investments, LLC (“Lenders”)  pursuant to a Note and Mortgage Modification (the “Second Modification”) among the Company and the Lenders.  Under the Second Modification, the Original Note and Mortgage were modified such that the total amount due to the Lenders under the Original Note and Mortgage became $800,000 rather than $650,000.

On March 25, 2010, the Company borrowed an additional Thirty Five Thousand Dollars ($35,000) from the Nurmi Properties, LLC, and Robinette Investments, LLC (“Lenders”)  pursuant to a Note and Mortgage Modification (the “Third Modification”) among the Company and the Lenders, dated March 23, 2010. Under the Third Modification, the Original Note and Mortgage were modified such that the total amount due to the Lenders under the Original Note and Mortgage became $835,000 rather than $800,000.

Fiscal Year 2009 Compared with Fiscal Year 2008

During the twelve months ended December 31, 2009 and December 31, 2008, the Company's operations reflect twelve months operation of live jai-alai performances at the Miami facility, and three months of live jai-alai performances at Ft. Pierce, along with a year round schedule of ITW. There were no operations at the real estate development in Loganville, GA.

COMPARISON DEFINITION

The following analysis of handle, revenues, real estate sales, attendance, operating expenses and general & administrative expenses in this part of the report compares figures for the twelve months ended December 31, 2009 to figures for the twelve months ended December 31, 2008, for the Miami and Ft. Pierce pari-mutuel facilities, and the real estate development.

Handle Analysis

Total Handle for the twelve months ended December 31,2009 was $58,908,940 of which $12,712,386 was wagered on live jai-alai, $13,546,357 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting, and $32,650,197 was wagered on inter-track guest signals carried at the Company's two frontons.

Total Handle for the twelve months ended December 31,2008 was $69,438,505 of which $15,220,308 was wagered on live jai-alai, $17,291,894 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting, and $36,926,303 was wagered on inter-track guest signals carried at the Company's two frontons.

Handle Increases and Decreases

All areas of the handle saw a decrease during 2009. Total handle for the twelve months ended December 31, 2009 decreased $10,529,565 or 15.2% from the twelve months ended December 31, 2008.

Live handle decreased from $15,220,308 for the twelve months ended December 31, 2008 to $12,712,386 for the twelve months ended December 31, 2009, a decrease of $2,507,922 or 16.5%.

ITW host signal for the twelve-months ended December 31, 2009 was $17,291,894 compared to $13,546,357 for the same period in 2009, a decrease of $3,745,537 or 21.7%.

ITW guest handle decreased from $36,926,303 in 2008 to $32,650,197 for the same period in 2008, —a decrease of $4,276,106 (11.6%).

A reduction in the number of performances at Miami, the increased competition in Miami, and the overall economy has impacted the overall handle.

Revenue

Net Pari-Mutuel Revenues
Pari-mutuel revenues, net of state taxes and guest commissions, for the year ended December 31, 2009 were $6,694,981 compared to net pari-mutuel revenues of $7,966,971 for the same period in 2008, a decrease of $1,271,990 (16%). Revenues for the twelve months ended December 31, 2009, consisted of $4,000,249 from live and simulcast jai-alai wagering and $2,694,732 from inter-track guest commission. This compares to revenues for the twelve months ended December 31, 2008 of $4,925,709 from live and simulcast jai-alai wagering and $3,041,262 from inter-track guest commission. The Company had fewer performances and scheduling changes which impacted handle and revenue.

Admissions Income
Admissions Income, net of state taxes, for the year ended December 31, 2009, was $26,947, net of state taxes, compared to $30,013 for the year ended December 31, 2008, a decrease of $3,066 or 10.2%.

Program Revenue
Program Revenue for the year ended December 31, 2009, was $135,218 compared to $118,376 for the year ended December 31, 2008, a $16,842 increase.

Food and Beverage
Food and beverage income increased $89,177 (10%) to $989,087 for the year ended December 31, 2009, compared to $899,910 for the year ended December 31, 2008. Food and beverage income is revenue from the bar and concession stand. Food and Beverage income has substantially increased due to Ft. Pierce Jai-Alai opening the card room on April 28, 2008. There has been an increase in sales at the bar and concession stands at Ft. Pierce.

Card room revenue
Card Room revenue for the Miami & Ft. Pierce Crystal Card Room for the twelve months ended December 31, 2009 was $5,998,668 compared to $4,847,231 for the same period in 2008, an increase of $1,151,437. Ft. Pierce opened their card room on April 28, 2008. The 2008 revenue includes eight months of operation at Ft. Pierce compared to twelve months of operating figures during 2009.

Other Revenue
Other Revenue for the year ended December 31, 2009 was $151,038 compared to $138,462 for the year ended December 31, 2008. Other Revenue primarily consists of souvenirs, parking, vending machines, lottery commission and misc. income.

Real Estate Sales
The Company had no real estate sales for the years 2009 and 2008.

Operating Expenses

The Company's operating expenses for the year ended December 31, 2009 were $15,553,657 compared to $16,142,160 for the same period in 2008, a $588,503 decrease.

Advertising and Promotions
Advertising and promotional costs were $404,137 for December 31, 2009, compared to $712,104 for the year ended December 31, 2008. A total decrease of $307,967 or 43.2%. In 2008, the Company spent a lot more on advertising due to the opening of the Card Room in Ft. Pierce.

Operating and Mutuel Payroll and related costs
Total operating and mutual payroll costs were $4,828,975 for the year 2009, compared to $4,986,358 for the year 2008, a $157,383 decrease. Mutuels payroll for the year ended December 31, 2009 was $840,832, compared to $937,052 for the same period in 2008. Payroll has decreased due to staff reductions due to the decline in wagering. Admission payroll for 2009 was $35,511 compared to $63,402 during the same period in 2008. Maintenance and janitorial payroll was $661,054 for the year ended 2009 compared to $709,668 for the same period in 2008. Security payroll for 2009 was $867,071 compared to $949,063 for the same period in 2008. Employee benefits were $1,038,758 for the year 2009, compared to $959,222 for the same period in 2008, an increase of $79,536. Employee benefits consists of insurance for health care for the players and employees. Office payroll remained relatively the same with $335,081 for the year ended 2009, compared to $335,021 for the same period in 2008. Related costs consisting of payroll taxes were $980,251 for year 2009 compared to $958,697 for the year 2008.

Player payroll and related costs
Player payroll and related costs for the year ended December 31, 2009 were $3,020,738 compared to $3,237,222 for the year ended December 31, 2008, a 6.7% decrease. The largest portion of the players decrease was due to a decrease in Players payroll of $71,448 and the players prize money decreased $43,505, due to scheduling changes at Miami Jai-Alai.

Food and beverage costs
Food and beverage costs for the period ended December 31, 2009, were $784,651 compared to $916,841 for the same period in 2008. Food and Beverage costs are from the bar and concession stand. Bar payroll was $75,596 for period ended December 31, 2009, compared to $93,687 in 2008. Bar purchases were $146,809 for the year ended December 31, 2009, compared to $166,514 for the same period in 2008, a $19,705 decrease or 11.8%. Concession payroll was $277,756 for the year ended December 31, 2009, compared to $344,965 for the same period in 2008, a decrease of $67,209.

Repairs and Maintenance
Total Repairs and Maintenance for the year ended December 31, 2009, was $228,576 compared to $336,230 for the same period in 2008.

Totalizator/teleview rental
The Company leases totalizator equipment at each fronton. The cost was $385,591 for the year ended December 31, 2009 compared to $387,901 for the year ended December 31, 2008.

ITW and television costs
Total ITW and television costs were the year ended December 31, 2009 were $844,969 compared to $776,756 for the same period in 2008, an increase of $68,213. Of the total costs for 2009, TV Camera rental costs increased from $389,823 in 2008 to $461,391 in 2009, and ITW tote and telecom costs decreased $3,354 to $383,579. Both Miami and Ft. Pierce had additional charges for cardroom surveillance equipment.

Programs
Total Program costs were $175,108 for 2009, compared to $164,779 for the same period in 2008, an increase of $10,329. Out of the total program costs, payroll totaled $24,323 for the year ended December 31, 2009, compared to $12,905 for the same period in 2008. Program expenses totaled $150,786 for the year ended December 31, 2009, compared to $151,874 for the same period in 2008.

Cardroom payroll and related costs
Cardroom payroll totaled $1,427,075 for 2009 compared to $1,225,170 for the same period in 2008. The reason for the large increase in costs is due to the opening of the Ft. Pierce Card Room on April 28, 2008. These figures compare twelve months in 2009 to eight months of 2008.

Other card room operating costs
Expenses related to cardroom operations amounted to $1,237,975 for the year ended December 31, 2009, compared to $1,102,908 in 2008. The reason for the large increase in costs is due to the opening of the Ft. Pierce Card Room on April 28, 2008. The 2009 figures represent twelve months of operation compared to eight months of operations in 2008. The state participation saw an increase of $98,878 or 17.3% from $570,488 during 2008 to $669,367 in 2009. The supplemental prize expense increased $46,057 from $193,889 in 2008 to $239,947 in 2009. Promotions and Purchases decreased $40,843 from the year 2008 to 2009.    The Company also had to pay City and County taxes for operating the Ft. Pierce card room in St. Lucie County.  The Company paid $124,102 to St. Lucie County  in 2009 compared to $92,967 in 2008.

Depreciation and amortization
Depreciation and Amortization expense amounted to $490,918 for the year ended December 31, 2009 compared to $417,794 for the same period in 2008. Of that total, depreciation expense for the year ended December 31, 2009, was $479,585 and amortization was $11,333, compared to Deprecation expense of $406,461 and amortization of $11,333 for the same period in 2008.

Utilites
Utility costs decreased $28,161 (4.7%) from $602,959 for the year ended December 31, 2008 to $574,798 for the same period in 2009.   There has been reduced electrical consumption at Miami.

Cost of Real Estate Sales
The Company had no real estate sales for the years ended December 31, 2009 and 2008.

 Provision for loss on real estate
The Company had provision for loss of $63,500 for the year ended December 31, 2009, compared to -0-  in  2008.  The Company had a provision for loss on the six (6) lots during 2009.

Misc. net
Misc. expenses were $1,086,646 for the year 2009, compared to $1,275,138 for the same year in 2008,  a $188,497 decrease.  One of the more significant decreases consisted of  rent expense which decreased $110,787 for the year ended December 31, 2009 compared to the year ended December 31, 2008.

General and Administrative Expenses

The Company's general and administrative expenses decreased $19,323 to $4,923,908 for the twelve months ended December 31, 2009, compared to $4,943,234 for the twelve-months ended December 31, 2008.

Comparisons of significant categories of general and administrative expense for 2009 versus 2008 are as follows:

Executive payroll and related costs
Executive payroll and related costs  were $579,467 in 2009, compared to $542,059 in 2008.

Stock Options
The Company did not issue any new stock options in 2009.  The Company did extend $362,500 option from July 11, 2009 to July 11, 2010 and the Company had stock option expense of $231,257.  This compares to the Company re-pricing stock options during 2008, which led to a stock option expense of $664,291 in 2008.

Director Fees
The Company has three non-employee directors and they each receive $2,000 per month  The Board of Directors increased the fees from $1,500 to $2,000 effective June 1, 2008. Director Fees for the periods ended December 31, 2009 were $72,000 compared to $63,000 for the year ended December 31, 2008.

Management consulting
Total management consulting fees for the year ended December 31, 2009, were $780,000 compared to $765,000 during 2008. The $15,000 increase is due to the Board of Directors authorizing an increase of $5,000 per month effective April 1, 2008. Management fees consist of fees paid to Freedom Financial Corporation for services provided by W. B. Collett, Chairman and CEO. (See Note F)

Telephone and Travel
Total fees for telephone and travel were $443,324 for the year ended December 31, 2009, compared to $521,982 for the same period in 2008. Of the $443,234,  travel expense was $350,584 and  telephone was $92,740.  This compares to travel expense of $422,307 for the same period in 2008, and telephone of $99,675.  Travel expenses decreased 17% during 2009.  W. Bennett Collett, Chairman and CEO oversaw the card room construction at Ft. Pierce Jai-Alai during 2008.

Professional fees
Professional fees were $728,919 in 2009 compared to $549,913 in 2008, an increase of $179,006 or 32%. Included in professional fees are lawyers, accountants, and consultants.

Interest and Financing Costs
The Company had total interest and financing costs of $903,280 for the twelve month period ended December 31, 2009 compared to $617,044 during the same period in 2008. Of the total $903,280, interest costs totaled $671,277 for the twelve month period ended December 31, 2009 and financing costs were $232,003.  This compares to interest costs of $495,749, and warrant costs of $65,858  for the twelve month period ended December 31, 2008.
During 2009, the Company incurred financing costs relating to the convertible promissory notes.  The Notes include a convertible feature allowing the Lenders, at their option, to convert outstanding principal and any accrued interest into the Company’s $.20 par value common stock at $6.00 per share.  The conversion rights of the  Stuckert/Howell Notes were valued at $138,204.  The Company also issued Mr. Stuckert and Mr. Howell each 20,000 warrants and incurred financing costs of $39,451.  On December 11, 2009, the Company issued Mr. Steve Craig 30,000 warrants at $6.00 per share and had financing costs of $14, 727.  Some of the larger interest expense is Isle of Capri, $300,000, interest on the Miami-Dade County Note of $162,557, and Flagler $45,587.  This compares to 2008, the Company incurred financing costs related to the Isle of Capri note and the Freedom Holding note which matured in 2008. (See Note H and Note C)

Property Taxes
Property taxes were $398,623 for the year ended December 31, 2009, compared to $403,467 for the same period in 2008.

Insurance Costs
The Company had insurance expense of $787,038 for the twelve months ended December 31, 2009, compared to insurance expense of $816,478 for the same period in 2008. A decrease of $29,440. Insurance rates are substantial in the state of Florida. Ft. Pierce was damaged by two (2) hurricanes in 2004, and Miami was damaged by a hurricane in 2005.

Other Income and Expense

Other income for the year ended December 31, 2009, was $1,621,434 compared to $6,977,385 for the same period in 2008. There was interest income of $7,866 for the twelve months ended December 31, 2009, compared to $53,696 for the same period in 2008 a decrease of $45,830. There was additional income of $703,511 in State Tax credits on handle and admissions in 2009, compared to $853,892 for the same period in 2008. The Company had insurance recoveries, net of losses, of $7,134,956 in 2008 compared to -0- in 2009.  On September 19, 2008, the Company settled a lawsuit against Affiliated FM Insurance Company for a total of $8,500,000.  The claim resulted from damages caused by Hurricane Wilma in October, 2005.   Also in other income for 2008 was legislative expenses of $1,083,333 for the year ended December 31, 2008 compared to  -0- for the same period in 2009.  Included in the legislative expense is a  $833,333 legislative Initiative Note that was triggered on January 29, 2008 by the state authorizing slot machines at the Miami Jai-Alai facility (See Note M).  During 2009, the Company sold a piece of property to the county and recorded a gain on sale of right-of-way of $870,185 (See Note H)

Liquidity and Capital Resources

The Company had cash and cash equivalents of $819,256 at December 31, 2009, compared to $1,512,719 at December 31, 2008. The Company had negative working capital of approximately $11,926,189 compared to negative working capital of $6,912,117 during the year ended December 31, 2008. The large increase in negative working capital is due to the current liabilities increasing $4,266,133 during 2009. The accrued expense and accrued payables, saw an increase of $2,636,148. The Company borrowed an additional $1,500,000 in 2009, that is included in current liabilities. A few of the larger accrued expenses included interest expense to Isle of $225,000, accrued dividends of $655,294, accrued management fees of $780,000, and an accrued payable to Freedom Financial Corp of $493,430.

Net cash used in operating activities was $2,416,703 in 2009, and $5,130,125 in 2008. During 2009, the Company extended 362,500 options and had stock option expense of $231,257 compared to $664,291 for the year ended December 31, 2008. During 2009, the Company extended 362,500 options and had option expense of $231,257 and during 2008 the Company re-priced stock options that were issued in 2006 and had stock option expense of $664,291. During 2009, the Company issued warrants to Mr, James Stuckert, Mr. Solomon Howell, and Mr. Steve Craig for a warrant expense of $54,178. The Company issued warrants during 2008 to Mr. Jim Stuckert and Freedom Holding and had warrant expense of $52,129. On April 6, 2009, the Company completed Phase 1 of its two-phase acquisition of the 10.982 acres of property from the County. Phase 1 included the closing of the purchase of approximately 2.283 acres from the County for $3,348,429, including a down payment of $334,843 and a County financed note payable of $3,013,586 for 15 years with final payment due April 1, 2024, with a fixed interest rate of 7.25%. The Note is secured by the purchased property pursuant to a mortgage and security agreement between the Company and the County. The Company also received air-rights over N.W. 37th Avenue, a street separating the two properties. The phase two purchase of the approximately 8.7 remaining acres for $13,393,716 is to close no later than 60 days after the United States Corps of Engineers releases the property free and clear of environmental contamination or July 1, 2010, whichever is later. Prior to the second closing, a resolution will be presented to the Board of Miami-Dade County Commissioners (Board) to close part of N.W. 37th Avenue.  If the Board votes to close the  road and the County decides to expand N.W. 36th Avenue within 36 months of the vote, the Company shall pay the cost of design, land acquisition and construction for said N.W. 36th Avenue road expansion as well as any required utility relocations with the total paid by the Company not to exceed $5,700,000. Phase 1 also included the County’s purchase of the right-of-way of .492 acres from the Company for $1,185,345. The Company’s basis in the right-of-way was $65,160, costs to sell totaled $250,000; therefore, the net gain on the sale totaled $870,185. This compares to no gains on sale of property in 2008. On September 19, 2008, the Company settled a lawsuit against Affiliated FM Insurance Company for a total of $8,500,000.  The claim resulted from damages caused by Hurricane Wilma in October, 2005. As a result, the Company had insurance recoveries net of loss of $7,134,956 for the year ended December 31, 2008, compared to -0- for the same period in 2009.  Also, in 2008, the Company had an expense that consisted of  $1,083,333 legislative initiatives.  A $833,333 note was triggered on January 29, 2008 by the state authorizing slot machines at the Miami Jai-Alai facility (See Note H).

Net cash provided by investing totaled $426,815 for 2009, compared to $5,188,244 in 2008.   The Company had purchases of property and equipment of $508,350 during 2009, compared to  $1,946,712 for 2008. On January 6, 2009, the Company agreed to acquire a total of 10.982 acres of property from Miami-Dade County in exchange for an easement of .492 acres to be used by the Miami-Dade Metro Rail, an overhead light rail system.  The Company’s basis in the right of way was $65,160, expenses of $250,000; therefore net proceeds on the sale of .492 acres totaled $935,345.  The Company also received $7,134,956, net,  from insurance proceeds for the Wilma Hurricane settlement in 2008.

During 2009, net cash provided by financing activities totaled $1,296,425 compared to cash used in financing activities of $1,969,095 for the year ending December 31, 2008. During the year ended December 31, 2009, the Company issued notes for $1,500,000, compared to $1,602,500 for the year ended December 31, 2008.  During 2009, the Company received $98,750 from the exercising of 25,000 options @ $3.50 per share, and 5,000 options at $2.25 per share compared to the Company receiving $933,750 from the exercise of 415,000 options at $2.25 per share in 2008.  During the year ended December 31, 2009, the Company repaid short term debt of $239,036 compared to the year ended  December 31, 2008, the Company paid Isle of Capri $2,000,000 on its’ note, $93,598 on the note with Freedom Financial, and $254,630 on the legislative note.   During 2009, the Company paid dividends of $63,289 compared to paying dividends of  $551,322 during the same period in 2008.

The Company leased totalizator equipment from Scientific Games Corp. at each fronton under leases which expired October 31, 2008, but subsequently being leased on a month- to- month basis. The leases required minimum annual rental at the Miami and Ft. Pierce locations. Transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of $500 per performance. Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2009 and 2008 was approximately $386,000 and $388,000, respectively.

The Company also leased parking facilities adjacent to the Miami fronton. This lease was dated February 17, 2003, and during 2008 there was a required annual payment of $130,000. Lease payments totaled $34,000 in 2009, with the lease concluding with the purchase of the additional property from the County.

At December 31, 2009, the Company had two notes mature, Isle of Capri for $3,000,000 plus  interest, and the Stuckert/Howell Note of $1,000,000 plus interest.  The Company failed to pay these amounts on December 31, 2009 at maturity.   For more information reference Form 8-K dated December 31, 2009.  On March 1, 2010 the Company was served with a complaint by Isle of Capri Casinos, Inc.  (See Item 3. Legal Proceedings) .   At December 31, 2009 the Company owed West Flagler/Calder $416,666 principal balance plus interest.  The Company failed to make the required payments to West Flagler/ Calder since July 2009, and on December 23, 2009, Centers was served with a summons and complaint (See Item 3. Legal Proceedings).  The Company has a $2,937,951 Note to Miami-Dade County.  The Company made all required payments through December 31, 2009 to Miami-Dade County, but no payments have been made in 2010.   The Company borrowed $500,000  from Nurmi Properties, LLC on December 11, 2009, and additional borrowings from Nurmi total $335,000 through March 31, 2010 (See Form 8-K’s dated December 11, 2009, and February 4, 2010). On February 5, 2010, the Company borrowed $90,000 from H2C (refer to Form 8-K filed February 4, 2010)  Freedom Holding renewed their $1,322,574  Note through September 1, 2010.  The Company intends to refinance its debts or sell the Fort Pierce Jai-Alai Property and Tampa Jai-Alai permit.  The proceeds received from the sale of Ft. Pierce would be used to pay past-due obligations and to initiate efforts to install slot machines at the Miami Jai-Alai Fronton.   There is no assurance that the Company will be successful in any of these efforts.  The Company has received two verbal offers.

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

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. Allowance for doubtful accounts totaled -0- for the years ended December 31, 2009 and 2008.

In connection with losses incurred from natural disasters, insurance proceeds are collected on existing business interruption and property and casualty insurance policies. When losses are sustained in one period and the amounts to be recovered are collected in a subsequent period, management uses estimates and judgment to determine the amounts that are probable of recovery.

The Company estimates the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of its equipment is depreciated over five to seven years. The estimated useful lives are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation in future periods. The Company reviews for impairment annually or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing impairments, it follows the provisions of ASC Topic 360-10-05 “Impairment or  Disposal of Long-Lived Assets".

In accordance with ASC Topic 360-10-05, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annually and has found this to be very effective. Provisions for losses totaled $63,500 on property held for sale, for the years ended December 31, 2009 and 2008.

The Company recognizes revenue from gaming operations in accordance with ASC Topic 605, “Revenue Recognition,” which requires revenues to be recognized when realized or realizable and earned.  Jai-Alai and inter track mutual commissions are recognized immediately upon completion of the event upon which the related wagers are placed.  In general, wagers are placed immediately prior to the event and are made in cash or other good funds so collectability is not an issue.  Revenues derived from admission, program sales, food and beverage sales, card room activities, and other revenues are recognized at the time of the transaction.  Revenues from the Company’s real estate operations are recognized in accordance with ASC Topic 360-20, “Real Estate Sales”, which generally allows the Company to record all profit on real estate sales at closing unless the down payment is insufficient to accrue the revenue.

The Company's policy for unclaimed winning tickets follows the requirements as set forth by the State of Florida. Abandoned tickets are winning tickets that remain uncashed for a period of one year. The value of the abandoned tickets escheat to the state. These funds are deposited into the State School Fund for support and maintenance of Florida's public schools. During 2009, unclaimed winning totaled $162,350 compared to $261,800 for the same period in 2008.

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.

Under SEC regulations, the information called for by this item is not required because the Company is a smaller reporting Company.

Item 8.         Financial Statements

List of Financial Statements Filed.

See accompanying Financial Statements:
Balance Sheets as of December 31, 2009 and 2008.
Statements of Income for the years ended December 31, 2009 and 2008.
Statement of Changes in Stockholders' Equity for the two years ended December 31, 2009 and 2008.
Statements of Cash Flows for the years ended December 31, 2009 and 2008.
Notes to Financial Statements.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).      Controls and Procedures.

As of December 31, 2009, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of  disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.

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

ITEM 9B.    Other Information

On August 15, 2009 the Company filed a Current Report on Form 8-K (the "August 8-K") to report its execution of a Memorandum of Agreement pursuant to which the Company could borrow up to an aggregate of$1,000,000 from two individuals in increments of $150,000 upon the agreement of the lenders and the Company to each advance.  The Memorandum of Agreement provided that the outstanding principal balance plus accrued interest on the advances could be converted by the lenders into the Company's common stock at a conversion price of $6.00 per share. Before October 6, 2009, the Company and the lenders agreed to advances of $600,000.  On October 13, 2009, the Company filed a Current Report on Form 8-K (the "October 8-K") reporting an October 7, 2009 amendment to the Memorandum of Agreement eliminating the conversion feature and providing for the issuance of warrants to each of the lenders to purchase up to 20,000 shares of the Company's common stock at a purchase price of $6.00 per share, such warrants expiring on October 7, 2012 (the "Warrants"). The Company and the lenders have agreed that the amendment reported in the October 8-K was not executed.  Rather, the Company agreed to issue the Warrants to each of the lenders to induce them to advance an additional $400,000 under the Memorandum of Agreement upon the terms and conditions reported in the August 8-K.  As of December 31, 2009, an aggregate of $1,000,000 in principal amount had been advanced under the Memorandum of Agreement and an aggregate of 40,000 warrants had been issued to the lenders.

West Flagler Associated LTD and Calder Race Course

On December 23, 2009, Florida Gaming Centers, Inc. (“Centers”) was served with a summons and complaint (the “Complaint”) from West Flagler Associated, Ltd. and Calder Race Course, Inc. (“Plaintiffs”).  The Complaint filed in the 11th Circuit Court in and for Miami-Dade County, Florida on December 21, 2009 alleges that Centers executed a Promissory Note on January 31, 2005 in favor of the Plaintiffs and that Centers has breached the terms of the Promissory Note by failing to make the payments required there under, which Plaintiffs allege were to commence in February 2008.  Plaintiffs allege that Centers made monthly payments under the Promissory Note in the amount of $23,148.14 per month from February 2008 to July 2009 but have failed to make payments thereafter.  Plaintiffs allege that the entire debt is now due and owing and allege to be owed the principal amount of $416,666.48 plus interest since July 1, 2009, the date of the alleged last payment made under the Promissory Note.  Plaintiffs also seek default interest and late penalties of undisclosed amounts.  Centers filed an answer and affirmative defenses to the Complaint on March 2, 2010 and intends to vigorously defend the Complaint.

Nurmi Properties, LLC

As previously disclosed in the Registrant’s Form 8-K filed December 17, 2009, on December 11, 2009, Florida Gaming Corporation, a Delaware corporation, and its wholly-owned subsidiary Florida Gaming Centers, Inc., a Florida corporation (collectively, the “Company”), borrowed Five Hundred Thousand Dollars ($500,000) from Nurmi Properties, LLC, a Delaware limited liability company, and Robinette Investments, LLC, a Florida limited liability company (collectively, the “Lenders”) pursuant to a Promissory Note and a Mortgage and Security Agreement (the “Original Note and Mortgage”).

As disclosed in the Company’s Current Report on Form 8-K filed February 10, 2010, on February 4, 2010, the Company borrowed an additional One Hundred Fifty Thousand Dollars ($150,000) from the Lenders pursuant to a Note and Mortgage Modification (the “First Modification”) among the Company and the Lenders.  Under the First Modification, the Original Note and Mortgage were modified such that the total amount due to the Lenders under the Original Note and Mortgage became $650,000 rather than $500,000.

On March 10, 2010, the Company borrowed an additional One Hundred Fifty Thousand Dollars ($150,000) from the Lenders pursuant to a Note and Mortgage Modification (the “Second Modification”) among the Company and the Lenders.  Under the Second Modification, the Original Note and Mortgage were modified such that the total amount due to the Lenders under the Original Note and Mortgage became $800,000 rather than $650,000.  See attached Exhibit 10.21.

On March 25, 2010, the Company borrowed an additional Thirty Five Thousand Dollars ($35,000) from the Lenders pursuant to a Note and Mortgage Modification (the “Third Modification”) among the Company and the Lenders, dated March 23, 2010. Under the Third Modification, the Original Note and Mortgage were modified such that the total amount due to the Lenders under the Original Note and Mortgage became $835,000 rather than $800,000.  See attached Exhibit 10.22.

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth certain information concerning the Company's executive officers and directors at December 31, 2009:

Name	Age	Position with the Company	Director or Executive Officer Since

W. Bennett Collett	77	Chief Executive Officer, Director and Chairman	1993

W. Bennett Collett, Jr.	54	President , Director, and Chief Operating Officer	1993

Kimberly R. Tharp	52	Chief Financial Officer, Secretary and Treasurer	2002

Daniel Licciardi	53	Executive Vice-President and Pari-Mutuels Manager	1998

Jennifer Chong	53	Controller	2003

George Galloway, Jr.	76	Director	1994

Roland M. Howell	94	Director	1995

William Haddon	79	Director	2001

W. Bennett Collett has served as Chairman of the Board, Chief Executive Officer and a director of Freedom Financial Corporation (“Freedom”) since its formation in 1985. Freedom was a registered bank holding company until January, 1988 when it sold its banking subsidiaries. Mr. Collett has served as Chairman and director of Freedom Holding, Inc. (“Holding”) since its formation in December 1992. Holding's sole business currently is to hold shares of  Florida Gaming Corporation. Collett was involved in the ownership and management of banking and financial service companies for over 30 years, having been a principal officer, and director of ten commercial banks. For 14 years Mr. Collett was a principal shareholder and chief executive officer of various banks and finance companies in Alabama, Arkansas, Georgia, Indiana and Missouri ranging in asset size from $1,000,000 to $500,000,000.

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

To the Company's knowledge, based solely on a review of the copies of such reports and certain representations furnished to the Company, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

Information Relating to Our Audit Committee of the Board of Directors

The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of our company and the audits of our financial statements. The Audit Committee provides assistance to our Board of Directors with respect to its oversight of (a) the integrity of our financial statements, (b) our compliance with legal and regulatory requirements, (c) the independent registered public accountant’s qualifications and independence, and (d) the performance of our independent registered public accountants. The primary responsibilities of the Audit Committee are set forth in its charter, which is reviewed annually, and includes various matters with respect to the oversight of our company’s accounting and financial reporting process and audits of the financial statements of the Company on behalf of our Board of Directors.

The Audit Committee also selects the independent registered public accountants to conduct the annual audit of the financial statements of the Company; reviews the proposed scope of such audit, reviews accounting and financial controls of the Company with the independent registered public accountants and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates.

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

Code of Ethics

The Code of Ethics can be viewed on the Company's website @ www.fla-gaming.com

Item 11.      Executive Compensation

Cash Compensation.

The following table sets forth all cash compensation paid by the Company for the fiscal years ended December 31, 2009 and 2008 for W. Bennett Collett, W. B. Collett, Jr., and Daniel Licciardi. W. Bennett Collett received no cash compensation from the Company from the time he began service as an executive officer on March 31, 1993 through December 31, 1995.
SUMMARY COMPENSATION TABLE

Name of Executive Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Non- Qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

W. B. Collett	2009	$780,000			-			25,018	805,018
Chairman and CEO	2008	$765,000			-			39,983	804,983

W. B. Collett, Jr.	2009	263,000			-			51,925	314,925
President	2008	263,000	63,086		-			23,562	349,648

Daniel Licciardi	2009	141,300			-			6,000	147,300
Exec. Vice President	2008	141,300	63,086		-			448,500	652,056

Salary (c)
In September, 1997, the Company discontinued the salary payments to Mr. Collett and began paying a consulting fee of $30,000 per month to Freedom Financial Corporation (“Freedom”) in lieu of paying a salary to Mr. Collett. The payments to Freedom totaled $360,000 in each year from 1998 to 2002. Beginning in 2003, the payments were increased to $40,000 a month to Mr. Collett. The Board of Directors elected to give Mr. Collett an increase of $10,000 per month to $50,000 per month effective May 1, 2005. On May 1, 2007 the Board of Directors gave Mr. Collett an increase of $10,000 per month which increased his consulting fee to $60,000 per month. On April 1, 2008, the Board of Directors authorized an increase of $5,000 per month which increased his consulting fee to $65,000 per month.  Mr. Collett is Chairman of the Board and Chief Executive Officer of Freedom. As of December 31, 2009, there was no written employment or consulting agreement between the Company and Freedom Financial Corporation. The Company has no employment agreements with any of the officers.

Bonus (d)
The Company did not issue any bonuses during 2009.  During 2008, Mr. Collett, Jr. and Mr. Licciardi each received a bonus of  $63,086 for their efforts in obtaining an insurance settlement from Affiliated Insurance Company.

Option Awards (f)

The Company did not issue any options during 2009 or 2008. During 2009, the Company did extend 362,500 options from July 11, 2009 to July 11, 2010. The company recognized stock option expense of $231,257.  During 2008, the Company did re-price the options that were issued in July 2006 from $17.00 per share to $8.25 per share.

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

Other Compensation (I)

W. B. Collett had other compensation of $25,018 for the year ended 2009, $9,418 included reimbursements for medical payments, insurance and auto repairs on personal cars used for company business.  The remaining $15,600 was discretionary expense allowance of $300 a week.  This compares to $39,983 during the same period in 2008.  During 2008,  $24,383 included reimbursements for medical payments, insurance and auto repairs made on personal cars used for company business, and maintenance at residence for 2008.  The remaining $15,600 was for $300 a week discretionary expense allowance.

W. B. Collett, Jr. had other compensation of $51,925 for the year ended December, 31, 2009, which included $18,619 in car payments and repairs made by the Company for personal autos used in Company business. In an effort to reduce travel expenses, the Company rented a fully furnished house near the Ft. Pierce Jai-Alai Fronton for W. B. Collett, Jr. in lieu of paying hotel accommodations.  The cost for the house in 2009 was $33, 306.  For the year ended December 31, 2008, W.B. Collett, Jr. had other compensation of  $22,109 in car payments and repairs made by the Company for personal autos used in Company business, and personal travel expenses of $1,453.

Dan Licciardi had other compensation of $6,000 for auto allowance during the year 2009, compared to other compensation of $448,500 for 2008. Mr. Licciardi exercised 30,000 stock options on March 17, 2008 for $2.25 and the stock had a fair value of $17.20.  Mr. Licciardi recognized an option spread of $442,500 and he received $6,000 for auto allowance during the years 2008.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

										Equity
										Incentive
									Equity	Plan
				Equity					Incentive	Awards:
				Incentive					Plan	Market or
				Plan					Awards:	Payout
			Number	Awards:					Number of	Value of
	Number		Of	Number of				Market	Unearned	Unearned
	Of		Securities	Securities			Number	Value of	Shares,	Shares,
	Securities		Underlying	Underlying			of Shares	Shares of	Units or	Units or
	Underlying		Unexercised	Unexer-			or units of	Units of	Other	Other
	Unexercised		Options	Cised	Option	Option	Stock That	Stock That	Rights That	Rights
	Options		(#)	Unearned	Exercise	Expira-	Have Not	Have Not	Have Not	That Have
	(#)		Unexercis-	Options	Price	tion	Vested	Vested	Vested	Not Vested
Name	Exercisable		Able	(#)	($)	Date	($)	($)	(#)	($)
(a)	(b)		©	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Freedom Holding*
W. B. Collett	250,000	(1)			8.25	7/11/2010
Chairman & CEO	48,000	(1)			8.25	7/10/2012

Freedom Holding**
W. B. Collett, Jr.	75,000	(1)			8.25	7/11/2010
President & COO	18,000	(1)			8.25	7/10/2012

Kimberly Tharp	4,125				8.25	7/10/2012
CFO,Treas & Sec

Daniel Licciardi	17,500				8.25	7/11/2010
Ex Vice-Pres.	7,125				8.25	7/12/2012
& Pari Mutels Mgr

Jennifer Chong	2,250				8.25	7/10/2012
Controller

(1) W.B. Collett and W.B. Collett, Jr. transferred their 726,000 options to Freedom Holding, Inc. on March 11, 2008. W. B. Collett transferred  528,000 options, and W.B. Collett, Jr. transferred 198,000 options.  On March 14, 2008 Freedom Holding, Inc. exercised 335,000 options at $2.25 per share and the stock had a fair market value of $17.20. Freedom Holding, Inc. recognized an option spread of $5,008,250.  Of the 335,000 options exercised,  230,000 were options Mr. Collett had transferred, and 105,000  were options that W. B. Collett, Jr. transferred. W. B. Collett owns 85.09% of Freedom Holding, Inc. and W. B. Collett, Jr. owns 9.21% of Freedom Holding, Inc.  (See Item 12.)

*There were no new options issued during the years ended December 31, 2009, and December 31, 2008.  On July 11, 2009, the Company extended 362,500 options that were to expire on July 11, 2009 for one year to July 11, 2010.  Of the 362,500 options Freedom Holding holds 325,000 options that were extended until July 11, 2010.  The Company recorded a cost of $231,357 for the extension.   On March 11, 2008, Mr. Collett transferred all his options (528,000) to Freedom Holding, Inc.   On March 14, 2008, Freedom Holding, Inc. exercised 230,000 of the 528,000 options Mr. Collett  at $2.25 per share.  Mr. Collett own 85.09% of Freedom Holding, Inc (See Item 12). On July 3, 2008,  the Board of Directors authorized the options issued on July 10, 2006 that had an exercise price of  $17.00 per share to be re-priced at  $12.00 per share.  On August 26, 2008, the Board authorized the options that had an exercise price of  $12.00 per share price to be re-priced  at $8.25 per share.

 **W. B. Collett, Jr. was issued 75,000 options on July 10, 2006, for $17.00 per share of which 1/2 vested on December 31, 2006, and the remaining 1/2 vested on     July 1, 2007. He was also issued 18,000 options on July 11, 2006, of which 1/2 vested on December 31, 2006, and the remainder vested on July 1, 2007. On March 11, 2008, W, B. Collett, Jr. transferred all his options (198,000) to Freedom Holding, Inc.   On March 14, 2008, Freedom Holding, Inc. exercised 105,000  of the 198,000 options W. B. Collett, Jr. transferred  at $2.25 per share. W. B. Collett, Jr. owns 9.21% of Freedom Holding, Inc. (See Item 12). On July 3, 2008,  the Board of Directors authorized the options that were issued on July 10, 2006 and had an exercise price of  $17.00 per share to be re-priced at  $12.00 per share.  On August 26, 2008, the Board authorized the options that had an exercise price of  $12.00 per share price to be re-priced  at $8.25 per share.

Daniel Licciardi was issued 17,500 options on July 10, 2006, for $17.00 per share of which 1/2 vested on December 31, 2006, and the remaining 1/2 vested on     July 1, 2007. Mr. Licciardi was also issued 7,125 options on July 11, 2006, of which 1/2 vested on December 31, 2006, and the remainder vested on July 1, 2007.  On March 14, 2008, Mr. Licciardi exercised 30,000 options at $2.25 per share. On July 3, 2008,  the Board of Directors authorized the options that were issued on July 10, 2006 and had an exercise price of  $17.00 per share to be re-priced at  $12.00 per share.  On August 26, 2008, the Board authorized the options that had an exercise price of  $12.00 per share price to be re-priced  at $8.25 per share.  The Company extended 17,500 options from July 11, 2009 to July 11, 2010.

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

DIRECTOR COMPENSATION

					Change in
					Pension
				Non-Equity	Value and
				incentive	Nonqualified	All other
	Fees Earned or		Option	Plan Com-	Deferred	Compensa-
	Paid in	Stock Awards	Awards	pensation	Compensation	Tion	Total
Name	Cash ($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)
Roland Howell	24,000						24,000
William Haddon	24,000						24,000
George Galloway	24,000						24,000

Option Awards (d)
The directors did not receive any stock options during 2009 or 2008.  George Galloway had  20,000 options that were to expire on July 11, 2009, and the Company extended the options for one year until July 11, 2010.  During 2008, the Company did re-price the directors options that were vested in 2006 and 2007 from $17.00 to $8.25.  Mr. William Haddon exercised 25,000 shares at $3.50 per share on March 16, 2009.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 29, 2010 concerning each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock of the Company and information regarding beneficial ownership of Common Stock,  and the Common Stock of Freedom  Holding (“Holding”) by each director and executive officer, and all directors and executive officers as a group.  Holding each may be deemed to be a “parent” of the Company as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Holding's sole business currently is to hold shares of Florida Gaming Corporation.  On March 11, 2008 and on March 17, 2008, W. B. Collett, W. B. Collett, Jr. and Freedom Financial Corporation transferred 1,041,000 options, 200 shares of Class E Preferred Stock, 1000 shares of Class F Preferred Stock, 886,157 shares of common stock, and 20,000 warrants to Freedom Holding, Inc. (“Holding”). On March 14, 2008, Holding exercised 335,000 options at a price of $2.25. On March 16, 2009, Holding converted all 200 shares of Series E Preferred stock to 104,712 shares of the Company’s $.20 par value common stock.  The reason for the transfer was to centralize the Florida Gaming Corporation holdings.  Before the transfer Freedom Holding owned 100% of Freedom Financial Corp. Freedom Holding is owned by three individuals, two of which are executive officers in Florida Gaming, W. B. Collett, and W. B. Collett, Jr.  Their option shares were transferred to Freedom Holding representing capital contributions by the officers to a controlled corporation.  The transfer of stock from Freedom Financial to Holding was a dividend to its parent corporation.  The reason or the transfer was to centralize the Florida Gaming holdings. The Company pays management fees of $65,000 per month to Freedom Financial Corporation, for the services of W. B. Collett, Chairman and CEO.

	THE COMPANY			FREEDOM			HOLDING
Directors And Executive Officers	Number Of Shares (1)		Percent Of Class (2)	Number Of Shares (1)		Percent Of Class (3)	Number Of Shares (1)	Percent Of Class (4)

W. B. Collett	2,200,203	(3)	46.2%	1,109,011	(4)	100%	812.05	85.09%

W. B. Collett, Jr.	*			—		—	87.95	9.21%

Kimberly R. Tharp	31,625	(12)	1%	—		—	—	—

Daniel Licciardi	54,625	(14)	1.4%	—		—	—	—-

Jennifer Chong	12,250	(16)	<1%	—		—	—	—

Roland M. Howell	472,079	(5)	11.7%	—		—	—	—

William C. Haddon	43,750	(11)	1.2%	—		—	—	—

George W. Galloway, Jr.	57,500	(10)	1.5%	—		—	—	—

All current directors and Executive officers as a group (7 persons) (6)	2,872,032		57.5%	1,109,011		100%	900.00	94.3%

5% Beneficial Owners	Number Of Shares (1)	Percent Of Class (2)	Number Of Shares (1)	Percent Of Class (3)	Number Of Shares (1)	Percent Of Class (4)
Freedom Holding, Inc. (7)	2,200,203	46.2%	N/A	N/A	N/A	N/A

Ramsey Asset (13)	205,735	5%	N/A	N/A	N/A	N/A

Pride’s Capital Partners, LLC (15)	220,000	5.6%	N/A	N/A	N/A	N/A

Roland M. and Dorothy V. Howell (5)(8)	472,079	11.7%	N/A	N/A	N/A	N/A

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

(2) Based on 3,888,959 shares outstanding as of March 29, 2010 Shares of Common Stock of the Company subject to options exercisable or preferred stock convertible within 60 days are deemed outstanding for computing the percentage of class of the person holding such options or preferred stock, but are not deemed outstanding for computing the percentage of class for any other person.

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

Item 13. Certain Relationships and Related Transactions

On March 17, 2008, Freedom Financial Corporation transferred all ownership in Florida Gaming Corporation to Freedom Holding, Inc. (“Holding”) This consisted of 886,157 shares of Florida Gaming Corporation common stock, 1,000 shares of Preferred F Stock, 200 Shares of Preferred E Stock, 20,000 warrants and 315,000 stock options. On March 11, 2008 , W. Bennett Collett transferred his 528,000 options to Freedom Holding, Inc. (“Holding”), and W. B. Collett, Jr. transferred his 198,000 options to Holding. On March 14, 2008, Holding exercised 335,000 options. Holding may each be deemed to be a “parent” of the Company as such term is defined in the rules promulgated under the U.S. Securities & Exchange Act, by virtue of beneficial ownership of 46.2% of the Common Stock of the Company. On March 16, 2009, Holding converted 200 shares of Series E Preferred Stock for 104,712 shares of the Company's $.20 par value common stock.   Before the transfer Freedom Holding owned 100% of Freedom Financial Corp. Freedom Holding is owned by three individuals, two of which are executive officers in Florida Gaming, W. B. Collett, and W. B. Collett, Jr.  Their option shares were transferred to Freedom Holding representing capital contributions by the officers to a controlled corporation.  The transfer of stock from Freedom Financial to Holding was a dividend to its parent corporation.  The reason or the transfer was to centralize the Florida Gaming holdings. See ITEM 12. “Security Ownership of Certain Beneficial Owners and Management”.

On November, 1997, the Company entered into a new business — residential real estate development. These Properties consisted of over 100 fully-developed, and 163 partially-developed, single-family residential home sites, a swim and tennis club facility, and 27 acres of partially-developed commercial property. As of December 31, 2009, the Company has six (6) residential lots remaining to be sold and owed the Hamilton State Bank $38,368 on one of the lots. The Company is currently in default on the mortgage and Mr. Collett has been named the defendant in a lawsuit filed by Hamilton State Bank.  (See Item 3. Legal Proceedings) The suit has been filed in the Superior Court of Hall County State of Georgia.  The Note also provides for collection of attorney’s fees in the amount of 15% of principal and interest owed in the event of default.    The six (6) lots have a book value of $234,000. The Properties are located on the east side of Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits, in Walton County.

On October 31, 2005 Freedom Financial purchased Florida Gaming’s note with First Bank (formerly CIB) for $2,400,000.  At the same date, Florida Gaming renegotiated the terms of this note with Freedom.  Under the new terms, the note had a fixed interest rate of 8.0% per annum and was secured by various mortgages, rents, and receivables.  The note matured on October 31, 2008 and was refinanced under a new note with Freedom Holding Inc. (“Holding”), the parent company of Freedom Financial, dated November 1, 2008.  The Holding note is unsecured, bears interest at 10.0% per annum, and matured on May 1, 2009.  As an inducement to refinance the note the Company issued Holding a warrant to purchase 20,000 shares of the Company’s $0.20 par value common stock at a price per share $8.25.  The warrant is exercisable at any time from November 1, 2008 through November 1, 2011.  The fair value of this warrant issued totaled $12,984 and was amortized  on a straight line basis from November 1, 2008 through May 1, 2009.   The Company accounted for the note as a debt refinance.    The Company then extended the Note from May 1, 2009 through September 1, 2009, and then again from September 1, 2009 through March 1, 2010.  The extension of the notes were accounted for as debt refinances and did not have any expense associated with the refinance.

In lieu of a salary for the Chairman / CEO, the Company pays management fees to Freedom Financial of $65,000 per month. Effective April 1, 2008, the Board of Directors increased the monthly management fee from $60,000 to $65,000 per month.  The Company has accrued $780,000 for the management fee for 2009.

Item. 14  Principal Accountant Fees and Services

Audit Fees. For the year ended December 31, 2009, audit fees were $99,545 compared to $81,620 for the year ended December 31, 2008.

Audit-Related Fees. For the year ended December 31, 2009, audit-related fees were $5,900 compared to $5,150 for the year ended December 31, 2008. Audit-Related fees consisted of a review of 10-K and communications with audit committee.

Tax Fees. For corporation tax return preparation for the year ended December 31, 2009, the fees were $19,575 compared to $14,965 for the year ended December 31, 2008.

All Other Fees. Miscellaneous Fees for the year ended December 31, 2009 were $2,050 compared to $7,838 for the year ended December 31, 2008.

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

10.0
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

10.14
Promissory Note entered into between the Registrant and Nurmi Properties, dated December 11, 2009, was filed as Exhibit 10.14 to an 8-k filed December 17, 2009  and is incorporated herein by reference as Exhibit 10.14.

10.15
Mortgage and Security Agreement entered into between the Registrant and Nurmi Properties, dated December 11, 2009, was filed as Exhibit 10.15 to an 8-K filed December 17, 2009  and is incorporated herein by reference as Exhibit 10.15.

10.16
Security Agreement entered into between the Registrant and Nurmi Properties, dated December 11, 2009, was filed as Exhibit 10.16 to an 8-k filed December 17, 2009  and is incorporated herein by reference as Exhibit 10.16.

10.17
Assignment of Rents and Leases between the Registrant and Nurmi Properties, dated December 11, 2009, was filed as Exhibit 10.17 to an 8-k filed December 17, 2009  and is incorporated herein by reference as Exhibit 10.17.

10.18
Warrant Agreement entered into between the Registrant and Nurmi Properties, dated December 11, 2009, was filed as Exhibit 10.18 to an 8-k filed December 17, 2009  and is incorporated herein by reference as Exhibit 10.18.

10.21	Note and Mortgage Modification between the Registrant and Nurmi Properties, dated March 10, 2010, and is attached hereto.

10.22	Note and Mortgage Modification between the Registrant and Nurmi Properties, dated March 25, 2010, and is attached hereto.

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

Registrant filed a report on Form 8-K dated August 14, 2009 entering into a Memorandum of Agreement ) with Solomon O. Howell and James W. Stuckert pursuant to which the Lenders may advance cash up to a maximum aggregate amount of one million dollars ($1,000,000).

Registrant filed a report on Form 8-K dated September 1, 2009 reporting the transaction with Freedom Holding, Inc described herein.

Registrant filed a report on Form 8-K dated October 7, 2009 reporting the transaction with Mr. James Stuckert and Mr. Solomon Howell .

Registrant filed a report on Form 8-K dated December 11, 2009 reporting the transaction with Nurmi Properties, LLC and Robinette Investments, LLC

Registrant filed a report on Form 8-K dated December 31, 2009, reporting an event of default pursuant to an Amended and Restated Secured Promissory Note with Isle of Capri, and reporting an event of default on the James W. Stuckert and Solomon O. Howell Note.

Registrant filed a report on Form 8-K dated February 4, 2010, reporting the transaction with Nurmi Properties, LLC and H2C, Inc.

Registrant filed a report on Form 8-K dated March 1, 2010, reporting the transaction with Freedom Holding.

Registrant filed a report on Form 8-K dated March 1, 2010, reporting the Registrant was served with a complaint by Isle of Capri Casinos, Inc.

Registrant filed a report on Form 8-K dated March 19, 2010, reporting the Registrant received a complaint from Isle of Capri to foreclose on mortgage.

 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION

Date: March 31, 2010	By:	/s/ W. Bennett Collett
W. Bennett Collett
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ W. Bennett Collett	Chairman of the Board	March 31, 2010
W. Bennett Collett	of Directors and
Chief Executive Officer
(Principal Executive Officer)

/s/ Kimberly R. Tharp	Chief Financial Officer, Secretary	March 31, 2010
Kimberly R.Tharp	and Treasurer

/s/ W. Bennett Collett, Jr.	President, Director,	March 31, 2010
W. Bennett Collett, Jr.	and Chief Operating Officer

/s/ George W. Galloway, Jr.	Director	March 31, 2010
George W. Galloway, Jr.

/s/ Roland M. Howell	Director	March 31, 2010
Roland M. Howell

/s/ William C. Haddon	Director	March 31, 2010
William C. Haddon

Audited Consolidated Financial Statements

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Florida Gaming Corporation and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Florida Gaming Corporation and Subsidiaries (a Delaware Corporation) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida Gaming Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note Q to the financial statements, the Company has suffered recurring losses from operations and cash flow deficiencies which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note Q.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ King + Company, PSC

Louisville, Kentucky
March 31, 2010

CONSOLIDATED BALANCE SHEETS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$819,256	$1,512,719
Accounts receivable, including ITW, net	234,674	280,593
Inventory	43,494	52,051
	1,097,424	1,845,363

PROPERTY, PLANT AND EQUIPMENT—Note I
Land	8,164,543	4,780,472
Buildings and improvements	8,941,404	8,852,989
Furniture, fixtures and equipment	1,782,111	1,797,641
	18,888,058	15,431,102

Less accumulated depreciation	(4,480,410)	(4,000,825)
	14,407,648	11,430,277

REAL ESTATE HELD FOR SALE—Note K	234,000	297,500

OTHER ASSETS—Notes F and J	488,788	577,597

	$16,227,860	$14,150,737

	December 31,
	2009	2008

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Unclaimed winnings	$162,350	$261,800
Accrued payroll and related expenses	393,452	436,680
Accounts payable and accrued expenses	6,055,065	3,418,917
Current portion of long-term debt—Note H	6,412,746	4,640,083
	13,023,613	8,757,480

LONG-TERM DEBT (less current portion)—Note H	3,002,813	300,926

STOCKHOLDERS' EQUITY—Notes B and C
Class A cumulative convertible preferred stock; 1,200,000 shares authorized; 27,756 and 28,135 shares issued and outstanding in 2009 and 2008, respectively; aggregate 2009 liquidation preference of $304,502	2,776	2,813
Series AA 7% cumulative convertible preferred stock; 5,000 shares authorized; issued and outstanding in 2009 and 2008; aggregate 2009 liquidation preference of $5,437,500	500	500
Series B cumulative convertible preferred stock; 50 shares authorized; 45 shares issued and outstanding in 2009 and 2008; aggregate 2009 liquidation preference of $95,852	5	5
Series E 8% cumulative convertible preferred stock, 300 shares authorized; 200 issued and outstanding in 2008; no shares issued and outstanding in 2009	-0-	20
Series F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 issued and outstanding in 2009 and 2008; aggregate 2009 liquidation preference of $2,140,000	200	200
Common stock, $.20 par value, 7,500,000 shares authorized; 3,888,959 and 3,754,205 shares issued and outstanding in 2009 and 2008, respectively	777,792	750,841
Capital in excess of par value	50,615,750	50,120,254
Accumulated deficit	(51,195,589)	(45,782,302)
	201,434	5,092,331

	$16,227,860	$14,150,737

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2009 and 2008

	2009	2008

JAI-ALAI MUTUEL REVENUE	$6,856,199	$8,475,887
Less Florida State pari-mutuel taxes incurred—Note D	(972,624)	(1,133,141)
Less simulcast guest commissions	(1,883,326)	(2,417,037)
INTER TRACK MUTUEL COMMISSIONS	2,694,732	3,041,262
Net Pari-Mutuel Revenue	6,694,981	7,966,971

ADMISSION INCOME, net of State taxes incurred	26,947	30,013
PROGRAM REVENUE	135,218	118,376
FOOD AND BEVERAGE	989,087	899,910
CARD ROOM REVENUE	5,998,668	4,847,231
OTHER	151,038	138,462
GAMING OPERATING REVENUE	13,995,939	14,000,963

REAL ESTATE SALES	-0-	-0-

TOTAL OPERATING REVENUE	13,995,939	14,000,963

OPERATING EXPENSES
Advertising and promotions	404,137	712,104
Operating and mutuels payroll and related costs	4,828,975	4,986,358
Player payroll and related costs	3,020,738	3,237,222
Food and beverage costs	784,651	916,841
Repairs and maintenance	228,576	336,230
Totalizator/teleview rent—Note G	385,591	387,901
ITW and television costs	844,969	776,756
Programs	175,108	164,779
Card room payroll and related costs	1,427,075	1,225,170
Other card room operating costs	1,237,975	1,102,908
Depreciation and amortization	490,918	417,794
Utilities	574,798	602,959
Provision for loss on real estate held for sale	63,500	-0-
Miscellaneous, net	1,086,646	1,275,138
TOTAL OPERATING EXPENSES	15,553,657	16,142,160

(CONTINUED)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS—CONTINUED

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2009 and 2008

	2009	2008

GENERAL AND ADMINISTRATIVE
Executive payroll and related costs	$579,467	$542,059
Stock options—Note C	231,257	664,291
Directors' fees	72,000	63,000
Management consulting—Note F	780,000	765,000
Telephone and travel	443,324	521,982
Professional fees	728,919	549,913
Interest and financing costs—Note H	903,280	617,044
Property taxes	398,623	403,467
Insurance	787,038	816,478
	4,923,908	4,943,234
LOSS FROM OPERATIONS	(6,481,626)	(7,084,431)

OTHER INCOME (EXPENSE)
Interest and dividend income	7,866	53,696
State tax credits on handle and admissions—Note D	703,511	853,892
Insurance recoveries net of losses—Note N	-0-	7,134,956
Legislative initiatives—Notes H and M	-0-	(1,083,333)
Gain on sale of right-of-way—Note I	870,185	-0-
Miscellaneous income	39,872	18,174
	1,621,434	6,977,385
NET LOSS BEFORE INCOME TAX	(4,860,192)	(107,046)
Federal income taxes	10,164	-0-

NET LOSS	(4,870,356)	(107,046)

Dividends on preferred stock	(542,931)	(555,282)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,413,287)	$(662,328)

Loss per common share – Basic	$(1.40)	$(.18)
Loss per common share – Diluted	$(1.40)	$(.18)

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the two years ended December 31, 2009

	Class A Preferred Stock Par Value $.10		Series AA Preferred Stock Par Value $.10		Series B Preferred Stock Par Value $.10		Series E Preferred Stock Par Value $.10		Series F Preferred Stock Par Value $.10		Common Stock Par Value $.20		Capital in Excess of	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Deficit

Balances at January 1, 2008	28,235	$2,823	5,000	$500	45	$5	200	$20	2000	$200	3,339,194	$667,839	$48,553,076	$(45,119,974)

Dividends on Series F preferred stock ($80/share)														(160,000)

Dividends on Series A preferred stock ($.89/share)														(25,232)

Dividends on Series E preferred stock ($80/share)														(16,000)

Dividends on Series B preferred stock ($90/share)														(4,050)

Dividends on Series AA preferred stock ($70/share)														(350,000)

Exercise of stock options											415,000	83,000	850,750

Common stock conversion	(100)	(10)									11	2	8

Stock warrants issued													52,129

Stock options repriced													664,291

Net loss for the year														(107,046)

BALANCES AT DECEMBER 31, 2008	28,135	$2,813	5,000	$500	45	$5	200	$20	2,000	$200	3,754,205	$750,841	$50,120,254	$(45,782,302)

(CONTINUED)

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY—CONTINUED

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the two years ended December 31, 2009

	Class A Preferred Stock Par Value $.10		Series AA Preferred Stock Par Value $.10		Series B Preferred Stock Par Value $.10		Series E Preferred Stock Par Value $.10		Series F Preferred Stock Par Value $.10		Common Stock Par Value $.20		Capital in Excess of	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Deficit

Balances at January 1, 2009	28,135	$2,813	5,000	$500	45	$5	200	$20	2,000	$200	3,754,205	$750,841	$50,120,254	$(45,782,302)

Dividends on Series F preferred stock ($80/share)														(160,000)

Dividends on Series A preferred stock ($.92/share)														(25,592)

Dividends on Series E preferred stock ($16.44/share)														(3,289)

Dividends on Series B preferred stock ($90/share)														(4,050)

Dividends on Series AA preferred stock ($70/share)														(350,000)

Exercise of stock options											30,000	6,000	92,750

Common stock conversion	(379)	(37)					(200)	(20)			104,754	20,951	(20,893)

Stock options and warrants issued													285,435

Discount on convertible debt													138,204

Net loss for the year														(4,870,356)

BALANCES AT DECEMBER 31, 2009	27,756	$2,776	5,000	$500	45	$5	-0-	$-0-	2,000	$200	3,888,959	$777,792	$50,615,750	$(51,195,589)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2009 and 2008

	2009	2008
OPERATING ACTIVITIES
Net loss	$(4,870,356)	$(107,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	545,265	480,247
Stock options and warrants	285,435	716,420
Discount on convertible debt	138,204	-0-
Gain on sale of right of way	(870,185)	-0-
Provision for loss on real estate held for sale	63,500	-0-
Insurance recoveries net of losses	-0-	(7,134,956)
Legislative initiative	-0-	1,083,333
Increase (decrease) in inventory	8,557	(10,205)
Decrease in accounts receivable	45,919	75,219
Decrease in other assets	23,129	34,576
Increase (decrease) in unclaimed winnings	(99,450)	33,400
Increase (decrease) in accounts payable and accrued expenses	2,313,279	(301,113)
NET CASH USED IN OPERATING ACTIVITIES	(2,416,703)	(5,130,125)

INVESTING ACTIVITIES
Net proceeds from sale of right of way	935,345	-0-
Purchases of property and equipment	(508,530)	(1,946,712)
Insurance proceeds from hurricane settlement, net	-0-	7,134,956
NET CASH PROVIDED BY INVESTING ACTIVITIES	426,815	5,188,244

FINANCING ACTIVITIES
Proceeds from issuance of debt	1,500,000	1,602,500
Repayment of short-term debt	(239,036)	(3,954,023)
Proceeds from exercise of stock options	98,750	933,750
Dividends paid	(63,289)	(551,322)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,296,425	(1,969,095)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(693,463)	(1,910,976)

Cash and cash equivalents at beginning of period	1,512,719	3,423,695

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$819,256	$1,512,719

SUPPLEMENTAL DISCLOSURES
Interest paid	$269,472	$564,560
Taxes paid	$10,164	-0-
Noncash financing costs	$192,382	$52,129
Noncash purchase of land	$3,013,586	-0-

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Florida Gaming Corporation (the Company) operates live jai-alai games at frontons in Ft. Pierce, and Miami, Florida through its Florida Gaming Centers, Inc. subsidiary (Centers). The Company also conducts intertrack wagering (ITW) on jai-alai, horse racing and dog racing from its facilities. In addition, the Company operates Tara Club Estates, Inc. (“Tara”), a residential real estate development and commercial project located near Atlanta in Walton County, Georgia (See Note K). Approximately 46.2% of the Company's common stock is controlled by the Company's Chairman and CEO either directly or beneficially through available stock options and his ownership of Freedom Holding, Inc. (“Holding”), a closely held investment company.

Basis of Presentation: These consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions have been eliminated. Certain 2008 amounts have been reclassified to conform with their 2009 presentation.

Going Concern: The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty (See Note Q).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Long-lived Assets: The Company's investment in its residential and commercial property is carried at cost. The Company evaluates the carrying value of its real estate development and other long-lived assets, annually under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 360, “Plant, Property, and Equipment” and ASC Topic 970 “Real Estate.”

Accounts Receivables: In the ordinary course of business, the Company maintains accounts receivable from other gaming facilities (ITW receivables). Past due status is based on contractual terms. Receivables are charged off after 90 days if not being actively collected.

Bad Debt Reserve: The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company’s estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables. The Company estimated no reserve necessary at December 31, 2009 or 2008. There was no activity in the allowance during 2009 or 2008.

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at December 31, 2009.

Other Comprehensive Income: The Company follows the provisions of ASC Topic 220, “Comprehensive Income.” The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income in 2009 and 2008.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. Unclaimed winnings (outs) totaled $162,350 and $261,800 at December 31, 2009 and 2008, respectively.

Revenue Recognition: The Company recognizes revenue from gaming operations in accordance with ASC Topic 605, “Revenue Recognition,” which requires revenues to be recognized when realized or realizable and earned. Jai-Alai and inter track mutuel commissions are recognized immediately upon completion of the event upon which the related wagers are placed. In general, wagers are placed immediately prior to the event and are made in cash or other good funds so collectability is not an issue. Revenues derived from admission, program sales, food and beverage sales, card room activities, and other revenues are recognized at the time of the transaction. Revenues from the Company’s real estate operations are recognized in accordance with ASC Topic 360-20, “Real Estate Sales”, which generally allows the Company to record all profit on real estate sales at closing unless the down payment is insufficient to accrue the revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

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

The Company follows ASC Topic 740, “Income Taxes” regarding accounting for income tax uncertainties. ASC Topic 740 states that a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company maintained no net tax assets at December 31, 2009 and 2008 (see Note D).

It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for all years prior to and including 2005.

Income (Loss) Per Common Share: Basic income (loss) per common share is determined by dividing income (loss), less required dividends on preferred shares ($542,931 and $555,282 in 2009 and 2008, respectively), by the weighted average number of shares of common stock outstanding. Diluted income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options and warrants assuming proceeds are used to repurchase shares pursuant to the treasury stock method plus the weighted average number of shares that would be issued if holders of the Company’s preferred stock converted those shares to common stock using the “if converted” method, unless the use of such methods would be anti-dilutive.

The weighted average number of shares outstanding used in the calculation of both basic and diluted net loss per common share was 3,862,061 and 3,675,600 for 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Options and warrants to purchase 985,625 and 1,020,625 shares of the Company’s common stock were outstanding on December 31, 2009 and 2008, respectively. None of the shares subject to option at December 31, 2009 or 2008, net of forfeitures, were included in the computation of diluted loss per common share for either year because their effect would have been antidilutive. Outstanding options and warrants are discussed further in Note C.

Advertising Costs: Advertising costs are expensed as incurred.

Stock Options: The Company accounts for all employee stock based compensation in accordance with ASC Topic 718, “Stock Compensation,” which requires that equity instruments issued as compensation be measured at fair value (See Note C).

The Company accounts for non-employee stock-based compensation in accordance with ASC Topic 505-50, “Equity Based Payments to Non-Employees”. Amounts are based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value assigned to stock options granted to non-employees are accounted for in accordance with ASC Topic 505-50, which require that such costs be measured at the end of each reporting period to account for changes in the fair value of our Common Stock until the options are vested using the Black-Scholes pricing model. Common Stock is valued using the market price of Common Stock on the measurement date as defined in ASC Topic 505-50 (See Note C).

Real Estate Development: The Company’s Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition and development costs by the number of lots developed.

Compensated Absences: The Company has not accrued compensated absences for the years ending December 31, 2009 and 2008 because the amounts cannot be reasonably estimated.

Subsequent Events: The Company adopted the provisions of SFAS No. 165, “Subsequent Events” (SFAS 165), during the year ended December 31, 2009. SFAS 165, as incorporated into ASC Topic 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and through the date financial statements are issued. The Company evaluated all events or transactions that occurred after December 31, 2009 through March 31, 2010, the date these financial statements were issued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Effect of Implementing Recently Issued Accounting Standards: In February 2008, Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” was issued. FSP No. 157-2 defers the effective date of Statement of Financial Accounting Standards (SFAS) No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The partial adoption of SFAS 157 on January 1, 2008, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, did not have a material effect on the Company’s consolidated financial statements. The adoption of the remainder of SFAS No. 157 on January 1, 2009 did not have a material effect on the Company’s financial statements.

In March, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 changes the reporting requirements for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivatives and Hedging Activities", by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments are accounted for under SFAS No. 133 and (c) the effect of derivative instruments and hedging activities on an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of this statement on January 1, 2009 did not have a material effect on the Company's financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FSP 142-3 on January 1, 2008 did not have a material effect on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis and was adopted by the Company on January 1, 2009. The adoption of FSP APB 14-1 did not have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which became effective upon approval by the SEC. The standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It did not change any of the Company’s current accounting principles or practices and therefore, did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which was subsequently incorporated into ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASC emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The ASC provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The ASC also requires increased disclosures. This ASC is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this ASC did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events.” SFAS No. 165 established general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

This statement is effective for interim and annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” an amendment of SFAS No. 140, which was subsequently incorporated into ASC Topic 860. This statement removes the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to qualifying special-purpose entities. SFAS No. 166 also clarifies that the objective of SFAS No. 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This statement modifies the financial-components approach used in SFAS No. 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. Additionally, SFAS No. 166 defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s) in accordance with the conditions addressed in SFAS No. 140, as amended by SFAS No. 166. The special provisions in SFAS No. 140 and SFAS No. 65, “Accounting for Certain Mortgage Banking Activities”, for guaranteed mortgage securitizations are removed. SFAS No. 166 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS No. 166 is effective for annual reporting periods that begin after November 15, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, which was subsequently incorporated into ASC Topic 810. This statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: 1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance 2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, this statement amends other technical points in Interpretation 46(R) and enhances disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective for annual reporting periods that begin after November 15, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

On June 30, 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification (ASC) and the Hierarchy of Generally Accepted Accounting Principles”. On its effective date, SFAS No. 168 became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 except for nonpublic nongovernmental entities that have not followed the guidance included in AICPA Technical Inquiry Service Section 5100. Despite the implementation of SFAS No. 168, the following standards issued by the FASB remained authoritative until such time that each was integrated into the Codification: SFAS No. 164 “Accounting for Non-Profit Mergers and Acquisitions”, SFAS No. 166, SFAS No. 167, and SFAS No. 168. The adoption of SFAS No. 168 did not have a material effect on the Company’s financial statements.

In August 2009, the FASB amended ASC Topic 820-10 “Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value.” The amendment reduces ambiguity in measuring the fair value of liabilities by providing that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using either a valuation technique that uses the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of Topic 820 e.g. the income approach using the present value technique. The amendment is effective for the first reporting period following its release. The adoption of this amendment did not have a material effect on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

In January 2010, the FASB amended ASC Topic 820 “Improving Disclosures about Fair Value Measurements.” This amendment provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This amendment is effective for reporting periods beginning after December 15, 2010 with the exception of disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective after December 15, 2010. The adoption of this amendment is not expected to have a material effect on the Company’s financial statements.

In February 2010, the FASB amended ASC Topic 855 “Subsequent Events.” This amendment allows entities which are either 1) SEC filers or 2) conduit bond obligors for conduit debt securities that are publicly traded to evaluate subsequent events through the date that their financial statements are issued; unlike other entities which must evaluate subsequent events through the date their financial statements are available to be issued. The adoption of this amendment did not have a material effect on the Company’s financial statements.

NOTE B—PREFERRED STOCK

Class A Preferred: The Company's Class A Preferred Stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The Company has declared and paid or accrued the required dividends for 2009 and 2008. Accrued dividends on the Class A preferred stock totaled $26,942 ($.97 per share) and $1,350 ($.05 per share) at December 31, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE B—PREFERRED STOCK—CONTINUED

Each share of Class A Preferred Stock is convertible into .1125 shares of common stock at the holder's option.

During the year ended December 31, 2009 and 2008, 379 and 100 shares of Class A Preferred Stock were converted to 42 and 11 shares, respectively, of the Company’s common stock. The Class A Preferred is redeemable at the option of the Company at $10.60 per share. In the event of dissolution, the holders of Class A Preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

Series AA Preferred: The Company’s 5,000 shares of Series AA cumulative convertible preferred stock, $.10 par value (the “Series AA Preferred Stock”), provides annual dividends at the rate of 7% of the shares stated value. The stated value per share is equal to $1,000 (as adjusted for any stock dividends, combinations or splits). The Company has declared and paid or accrued the required dividends for 2009 and 2008. Accrued dividends on the series AA Preferred stock totaled $437,500 ($87.50 per share) and $87,500 ($17.50 per share) at December 31, 2009 and 2008 respectively.

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

All 5,000 shares of Series AA Preferred Stock were issued to Prides Capital Fund 1, LP (“Prides”) for an aggregate of $5,000,000 on June 15, 2007. To induce Prides to purchase the Series AA Preferred Stock, the Company issued Prides a stock warrant to purchase 20,000 shares of the Company’s common stock at an exercise price of $30 per share. The warrant is exercisable from June 15, 2012 and its fair market value of $182,794 was recorded as a financing cost for the year ending December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE B—PREFERRED STOCK—CONTINUED

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

Class B Preferred: The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration received by the Company upon initial issuance of each share of the Series B stock was $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. The required Series B dividends were declared and accrued during 2009 and 2008. Accrued dividends on the Series B stock totaled $50,852 ($1,130 per share) and $46,802 ($1,040 per share) at December 31, 2009 and 2008, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE B—PREFERRED STOCK—CONTINUED

Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock. The required Series E dividends were declared and paid during 2009 and 2008.

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

The Series F shares are all held by related parties of the Company. Two thousand Series F shares were outstanding at December 31, 2009 and 2008. The required Series F dividends were declared and paid or accrued during 2009 and 2008. Accrued dividends on the Series F Preferred shares totaled $140,000 ($70 per share) and $40,000 ($20 per share) at December 21, 2009 and 2008, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE C—STOCK OPTIONS AND WARRANTS—CONTINUED

On July 10, 2006 the Company issued a total of 473,125 options: 33,000 options were issued to key employees, 325,000 options were issued to Freedom Financial Corporation (“Freedom”), and 115,125 options were granted to executive employees and directors.

On July 11, 2006, the Company issued 362,500 options to executive employees and directors.

On January 21, 2008, the Company granted to Florida Marketing Ventures, LLC, (Ventures), an option (the “Option”) under the Company’s Advisors and Consultants Stock Option plan (the “Plan”), to purchase up to 20,000 shares of $.20 par value common stock of the Company at an option price of $30.00 per share. The Option was non-transferable except by operation of law and was exercisable, in whole or in part, from time to time, anytime after January 29, 2008, the date the legal approval of slot machines at the Company’s Miami Jai-Alai facility was obtained, and before twenty four (24) months. The purchase price for each share subject to the Option was $30.00 (“the Purchase Price”). Ventures acknowledged and agreed that the obligation of the Company to issue any shares to them was subject to the simultaneous payment made by Ventures to the Company of an amount equal to the required charge to the Company’s capital or expense accounts as computed independently using the Black-Scholes Method of calculating the required charge. As such, the Company recorded no expense upon granting these options. These options expired January 29, 2010.

The Company’s CEO and President both maintain ownership interest in Freedom Holding, Inc. (“Holding”) and Freedom Financial Corporation. In January, 2008 Freedom Financial Corporation transferred 10,000 options of the 325,000 options issued to it in July, 2006 to a third party. On March 11, 2008 Freedom Financial transferred its remaining 315,000 options in the form of a dividend to Holding. Additionally on March 11, 2008, the Company’s CEO and President both transferred all options in their possession to Freedom Holding, Inc. Holding recorded these transfers from the Company’s CEO and President as capital contributions.

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

December 31, 2009 and 2008

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

On October 31, 2008, Centers’ note payable to Freedom matured and was subsequently refinanced with a $1,322,574 note payable issued November 1, 2008 to Freedom Holding, Inc. The Holding note is unsecured and bears interest at a fixed rate of 10%, with all principal and interest originally due May 1, 2009, later refinanced until September 1, 2010 (see Note H). As an inducement to refinance the note, the Company issued Holding a warrant to purchase 20,000 shares of the Company's $0.20 par value common stock at a price per share of $8.25. The warrant is exercisable at any time from November 1, 2008 through November 1, 2011. The fair value of this warrant issue totaled $12,984 and was amortized over the loan’s initial six month life. The number of shares of common stock issuable upon the exercise of the warrant and the exercise price are subject to adjustment upon certain events including: dividend or distribution of common stock or other securities; stock splits or combinations, stock reclassification or reorganization; and merger, consolidation or sale of assets.

On July 11, 2009, the Company amended the 362,500 options originally issued on July 11, 2006. These options were repriced on July 8, 2008 and again on August 26, 2008. The amended agreement provided the option holders a one year extension on the option term at a price of $8.25 per share. The Company recognized total stock based compensations expense of $231,257 for the year ended December 31, 2009 due to this amendment. The amendment affected three employees and one director. Freedom Holding, Inc., a related party controlled by the Company’s chairman, with additional ownership maintained by the Company’s president, held 325,000 of these options; an executive officer of the Company held 17,500 of these options; and the remaining 20,000 options were held by a director of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE C—STOCK OPTIONS AND WARRANTS—CONTINUED

On August 14, 2009, the Company entered into a Memorandum of Agreement (the “Agreement”) with Solomon O. Howell (“Howell”) and James W. Stuckert (“Stuckert,” and collectively the “Lenders”) which allowed the Company to borrow up to $1,000,000 from the

Lenders (see Note H). The Agreement was amended on October 7, 2009 with a provision which granted to each of the Lenders warrants to acquire up to 20,000 (40,000 total) shares of the Company’s $.20 par common stock at a price of $6.00 per share. The warrants are exercisable at any time from October 7, 2009 through October 7, 2010. The number of shares issuable upon the exercise of the warrants are subject to adjustment upon certain events including: dividend or distribution of common stock or other securities; stock splits or combinations, stock reclassification or reorganization; and merger, consolidation or sale of assets. The warrants’ fair value of $39,451 was expensed by the Company over the remaining Agreement term from October 7, 2009 through December 31, 2009 and is reflected in the Company’s 2009 Statement of Operations as financing costs.

On December 11, 2009, the Company borrowed $500,000 from Nurmi Properties, LLC and Robinette Investments, LLC (collectively “Nurmi”) (see Note H). As an inducement to make this loan, the Company issued a warrant to purchase 30,000 shares of the Company’s $.20 par common stock at $6.00 per share to Steven Craig, a related party of Nurmi. The warrant is exercisable at any time from December 11, 2009 through October 11, 2011. The number of shares issuable upon the exercise of the warrant are subject to adjustment upon certain events including: dividend or distribution of common stock or other securities; stock splits or combinations, stock reclassification or reorganization; and merger, consolidation or sale of assets. The warrant’s fair value of $14,726 was recognized as a capitalized financing cost and will be expensed over the one year term of the related loan from December 11, 2009 through December 11, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE C—STOCK OPTIONS AND WARRANTS—CONTINUED

The following table summarizes options and warrants issued or amended by the Company during the years ended December 31, 2009 and 2008.

Date of Grant	Number of Options/ Warrants	Grantee	Vesting Period: Grant Date Through	Con- tractual Term in Years	Grant Price	Fair Value of Stock on Grant Date

July 10, 2006	33,000	Key Employees	50%-12/31/06 50%-07/01/07	6	$17.00	$13.30
July 3, 2008	reprice				$12.00	$10.00
August 26, 2008	reprice				$8.25	$6.25

July 10, 2006	325,000	Freedom Financial Corp.	50%-12/31/06 50%-07/01/07	6	$17.00	$13.30
July 3, 2008	reprice				$12.00	$10.00
August 26, 2008	reprice				$8.25	$6.25

July 10, 2006	115,125	Executive Employees and Directors	50%-12/31/06 50%-07/01/07	6	$17.00	$13.30
July 3, 2008	reprice				$12.00	$10.00
August 26, 2008	reprice				$8.25	$6.25

July 11, 2006	362,500	Executive Employees and Directors	50%-12/31/06 50%-07/01/07	3	$17.00	$13.30
July 3, 2008	reprice				$12.00	$10.00
August 26, 2008	reprice				$8.25	$6.25
July 11, 2009	Extended			1	$8.25	$7.00

June 15, 2007	20,000	Prides Capital Fund I, LP	6/15/07	5	$30.00	$26.15

January 21, 2008	20,000	Advisors and Consultants	1/29/08	2	$30.00	$17.00

June 26, 2008	20,000	James Stuckert	6/26/08	5	$12.50	$12.00
October 7, 2008	reprice				$8.25	$4.50

October 31, 2008	20,000	Freedom Holding, Inc.	11/1/08	3	$8.25	$3.80

October 7, 2009	40,000	Stuckert/Howell	10/7/09	3	$6.00	$6.05

December 11, 2009	30,000	Craig	12/11/09	2	$6.00	$4.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE C—STOCK OPTIONS AND WARRANTS—CONTINUED

The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with ASC Topics 718 and 505-50.  The Black-Scholes option pricing model uses assumptions for inputs including the risk free rate of return, expected forfeitures, expected volatility, expected term, and expected dividends.  The risk-free rate of return for the option or warrant life is based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term.  Expected forfeitures are based on environmental factors tied to the options and warrants as well as historical behavior.  Expected volatilities are based on historical volatility of the Company’s stock.  Expected terms are generally based on the options contractual term unless environmental factors reflect that the option holder would likely exercise their option sooner.  Expected dividends are based on historical dividends paid on the Company’s common stock.  The assumptions used during 2009 and 2008 to value the Company's stock options and warrants were as follows:

Date of Grant	Number of Options	Risk- Free Rate	Expected Forfeitures	Expected Volatility	Expected Term (in years)	Expected Dividends

June 26, 2008	20,000	2.34%	48.00%	50.00%	2	None
July 3, 2008	473,125	2.34%	48.00%	46.00%	2	None
July 3, 2008	362,500	2.34%	48.00%	46.00%	1	None
August 26, 2008	473,125	2.11%	48.00%	62.00%	2	None
August 26, 2008	362,500	2.11%	48.00%	62.00%	1	None
October 7, 2008	20,000	1.47%	48.00%	77.78%	2	None
October 31, 2008	20,000	1.80%	48.00%	78.77%	3	None
July 11, 2009	362,500	4.50%	56.06%	67.30%	1	None
October 7, 2009	40,000	0.87%	56.06%	66.70%	2	None
December 11, 2009	30,000	0.83%	56.06%	66.70%	2	None

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE C—STOCK OPTIONS AND WARRANTS—CONTINUED

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual/ Term	Aggregate Intrinsic Value

Outstanding, beginning of year	1,020,625	$10.47
Granted	432,500	7.89
Exercised	(30,000)	3.29
Forfeited	-0-
Expired	(437,500)	11.78

Outstanding, end of year	985,625	$8.97	1.74	-0-

Options and warrants exercisable, end of year	985,625	$8.97	1.74	-0-

Fully vested share options, end of year	985,625	$8.97	1.74	-0-

A summary of the status of the Company's nonvested shares as of December 31, 2009 and changes during the year ended December 31, 2009, is presented below.

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2009	-0-	-0-
Granted	432,500	$0.66
Vested	(432,500)	$0.66
Forfeited	-0-	-0-
Nonvested at December 31, 2009	-0-	-0-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE C—STOCK OPTIONS AND WARRANTS—CONTINUED

The number of shares of Common Stock reserved for issuance upon the exercise of fixed conversion rights, options and warrants were 1,666,523 and 1,669,848 at December 31, 2009 and 2008, respectively.

During 2009, the Company received proceeds of $98,750 from the exercise of 30,000 stock options at $3.29 per share. At the dates of exercise, these shares had no intrinsic value.

During 2008, the Company received proceeds of $933,750 from the exercise of 415,000 stock options at $2.25 per share. The intrinsic value of shares exercised during 2008 totaled $6,165,250.

The weighted average grant date fair value of options and warrants granted during the years 2009 and 2008 was $.66 and $.41, respectively.

NOTE D—TAXES ON INCOME, HANDLE AND ADMISSIONS

The Company recorded $10,164 in Federal income tax expense for the year ending December 31, 2009. This amount represents $9,379 in alternative minimum tax and $785 in penalties and interest.

At December 31, 2009, the Company had tax net operating loss (NOL) carryforwards of approximately $20,042,000 available to offset future taxable income. These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2023.

Any deferred tax assets arising from differences from taxable income and financial reporting income are deemed to be offset by an allowance in an equal amount due to the uncertainty of future taxable income.

The components of the Company’s deferred tax asset/liability are as follows:

	2009	2008

Deferred tax asset:
Net operating loss carryforwards	$6,814,245	$7,003,143
Alternative minimum tax credit carryforward	3,189	-0-
Real estate valuation reserve	23,313	1,723
Stock options	215,539	1,173,061
Charitable contributions	16,009	15,021
Total deferred tax assets	7,072,295	8,192,948
Deferred tax liability:
Difference in depreciation methods	(117,151)	(141,665)
Net deferred tax asset before valuation allowance	6,955,144	8,051,283
Less: Valuation allowance	(6,955,144)	(8,051,283)

Net deferred tax assets	$-0-	$-0-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE D—TAXES ON INCOME, HANDLE AND ADMISSIONS—CONTINUED

Effective July 1, 1998, tax relief legislation was enacted by the State of Florida (HB3663) stipulating that jai-alai permit holders incurring state taxes on handle and admissions in an amount exceeding its operating earnings (before deduction of certain expenses such as depreciation and interest) for the prior year are entitled to credit such excess against pari-mutuel taxes due and payable.

The Company’s Tampa Jai-Alai Permit (Fronton closed in 1998) retains such tax credits carried forward totaling $1,362,265. The Company’s Ft. Pierce facility has not incurred statutory operating losses and therefore has not earned any state tax credits.

As of December 31, 2009, unused credits available for recovery under the permit held by Miami Jai-Alai and Summer Jai-Alai totaled $2,352,201 and $1,220,208, respectively.

Pari-mutuel taxes incurred and tax credits utilized reflected in the 2009 and 2008 Statement of Operations include $370,776 and $426,408, respectively related to Miami Jai-Alai operations.

Pari-mutuel taxes incurred and tax credits utilized reflected in the 2009 and 2008 Statement of Operations include $332,735 and $427,484, respectively related to Summer Jai-Alai operations (See Note J).

NOTE E—RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching. The Company’s costs for matching employee contributions totaled $51,000 and $53,650 during 2009 and 2008, respectively.

NOTE F—RELATED PARTY TRANSACTIONS

Reference is made to Note J for details of the Company’s transactions with Summer Jai-Alai.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE F—RELATED PARTY TRANSACTIONS—CONTINUED

Reference is made to Note B for information pertaining to Series F Preferred Stock held by related parties.

Reference is made in Note C pertaining to stock options and warrants issued to Freedom Financial Corporation and Freedom Holding, Inc. Reference is made to Note H for details on the Company’s credit facilities with Freedom Financial Corporation and Freedom Holding, Inc.

Additionally, the Company maintained $493,430 in accounts payable to Freedom Financial Corporation at December 31, 2009.

Additional information can be found in Note C pertaining to compensating stock option arrangements between the Company and its employees and Directors.

The Company paid $765,000 in 2008 to Freedom Financial Corporation for the services of the Company’s Chairman and CEO. An amount of $780,000 was accrued for these services in 2009, but remained unpaid at December 31, 2009 and through the date the Company issued these financial statements. No written employment or consulting agreement exists between the Company and Freedom.

Reference is made to Note H regarding the Chairman’s guarantee of the Company’s debt with Freedom Financial Corporation and the related compensation to the Chairman.

NOTE G—COMMITMENTS AND CONTINGENCIES

Leases: The Company rents totalizator equipment (Scientific Games) at each fronton under operating leases. The totalizator leases required a minimum annual rental at the Miami and Ft. Pierce locations through October 31, 2008, but are subsequently being leased on a month-to-month basis. Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance. Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2009 and 2008 was approximately $386,000 and $388,000, respectively.

Through March 31, 2009, the Company leased certain parking facilities adjacent to its Miami Fronton. Lease payments totaled $34,000 in 2009 with the lease concluding with purchase of the underlying properties.

Collective Bargaining Agreement: The Company is a party to a collective bargaining agreement with the International Jai-Alai Players Association U.A.W. Local 8868, AFL-CIO. The agreement allows the Company to negotiate individual contracts with players and provides for minimum salaries and bonuses based on pari-mutuel handle, certain cesta allowances and retirement benefits. The agreement continues from year to year unless timely notice of termination is given by either party to the agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE G—COMMITMENTS AND CONTINGENCIES—CONTINUED

Concentration of Credit: The Company maintains significant cash balances with financial institutions in excess of the insurance provided by the Federal Deposit Insurance Corporation (FDIC).

Dependence on One Vendor: The Company depends on Scientific Games Corp. (Scientific), a leading supplier of pari-mutuel wagering systems, to provide the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data accurately and in a secure manner. If Scientific failed to properly maintain their computer systems and software it could affect the security of wagering and the Company’s ability to serve its customers. In addition, the Company is past due on monthly payments required by its contract with Scientific which could result in the termination of Scientific’s services to the Company.

Settlement Agreement with Miami-Dade County: In February 2009 the Company entered into a settlement agreement with Miami-Dade County related to an eminent domain proceeding. As part of the settlement the Company agreed to purchase 10.982 acres of land from the County for $16,742,145 in two phases. The phase one purchase of 2.283 acres for $3,348,429 was completed in 2009. The phase two purchase of the approximately 8.7 remaining acres for $13,393,716 is to close no later than 60 days after the United States Corps of Engineers releases the property free and clear of environmental contamination or July 1, 2010, whichever is later.

Prior to the second closing, a resolution will be presented to the Board of Miami-Dade County Commissioners (Board) to close part of N.W. 37th Avenue. If the Board votes to close the road and the County decides to expand N.W. 36th Avenue within 36 months of the vote, the Company shall pay the cost of design, land acquisition and construction for said N.W. 36th Avenue road expansion as well as any required utility relocations with the total paid by the Company not to exceed $5,700,000.

Litigation: The Company is a defendant in routine litigation arising in the ordinary course of business. Reference is made to Note H regarding complaints filed against the Company by its creditors. Reference is made to Note M for the Company’s legislative initiative litigation.

Letters of Credit: The Company has letters of credit in favor of its bonding company totaling $300,000. These letters of credit are secured by cash on deposit of an equal amount.

NOTE H—LONG-TERM DEBT

The Company's long-term debt comprised the following at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Current	Long-Term	Current	Long-Term

Mortgage note dated December 18, 2006 secured by lot #28B at Tara Club Estates; principal and interest payable in 34 monthly installments of $578.86 with final payment due November 17, 2009	$38,368	-0-	$39,732	-0-

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
	416,666	-0-	277,777	$300,926

Note payable to Freedom Holding, Inc. dated November 1, 2008, unsecured with all principal and interest due September 1, 2009. Interest rate is 10.0% per annum. Note refinanced with maturity extended through September 1, 2010.	1,322,574	-0-	1,322,574	-0-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE H—LONG-TERM DEBT—CONTINUED

	December 31, 2009		December 31, 2008
	Current	Long-Term	Current	Long-Term
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
	$3,000,000	-0-	$3,000,000	-0-

Note payable to party in legal settlement dated March 1, 2009, unsecured and payable in 23 installments of $1,166.67 and final payment due February 1, 2011. Interest rate is 7.0% per annum.	14,000	$186,000	-0-	-0-

Note payable to Miami-Dade County dated March 30, 2009, secured by a mortgage and security agreement on a portion of the Company’s Miami real estate and payable in installments of principal plus interest over a 15 year amortization period ending April 1, 2024. Interest rate is 7.25% per annum.	121,138	2,816,813	-0-	-0-

Notes payable to private financiers, Stuckert and Howell, as part of a credit agreement dated August 14, 2009, with interest and principal outstanding convertible into the Company’s $.20 par common stock at $6.00 per share, maturing December 31, 2009. Interest rate is 5.0% per annum.	1,000,000	-0-	-0-	-0-

Note payable to Nurmi Properties, LLC and Robinette Investments, LLC, dated December 11, 2009, secured by mortgage and security agreement on the Company’s Miami facilities and an assignment of rents and leases; payable as follows: monthly interest only payments beginning January 11, 2010 and continuing thereafter until December 11, 2010 when all principal and interest are due. Interest rate is 13% per annum.	500,000	-0-	-0-	-0-

	$6,412,746	$3,002,813	$4,640,083	$300,926

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE H—LONG-TERM DEBT—CONTINUED

The maturities of the Company’s long-term debt for the five years subsequent to December 31, 2009 are as follows: $6,412,746 in 2010; $316,217 in 2011; $139,959 in 2012; $150,470 in 2013; $161,749 in 2014; and $2,234,418 there after.

The weighted average interest rate on short-term borrowings was 9.3% and 10.0% for the years ending December 31, 2009 and 2008, respectively. The average amount of short-term borrowings totaled approximately $5,165,000 and $6,364,000 for the years ended December 31, 2009 and 2008, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE H—LONG-TERM DEBT—CONTINUED

In connection with the Loan, Florida Gaming, Centers, and ICC also entered into a letter agreement dated October 29, 2004 (the "Letter"). Pursuant to the Letter, Florida Gaming and Centers promised that during the period beginning October 29, 2004 and ending on the date (the "Final Approval Date") which is the earlier of (i) the date that is six months after the date on which legislation allowing for the operation of slot machines at the Miami Jai-Alai business owned and operated by Centers (the "Miami Jai-Alai Business") is duly passed and adopted by the State of Florida and (ii) December 31, 2008, Florida Gaming and Centers will not solicit, initiate, or engage in any discussions or negotiations with any third party relating to any possible agreement or other arrangement involving the acquisition of all or substantially all of the Miami Jai-Alai Business from Centers or any other transaction (a "Prohibited Transaction") that would otherwise materially interfere with or impair or delay the Transaction (as hereinafter defined).

The Letter further provides that beginning on October 29, 2004 and ending on the date that is six months after the Final Approval Date, but in no event later than December 31, 2008, Florida Gaming, Centers, and ICC will use their commercially reasonable best efforts to negotiate in good faith a definitive agreement providing for the purchase by ICC of the Miami Jai-Alai Business (the "Transaction") at a purchase price that is, to the extent that the projected net revenue retained by the Miami Jai-Alai Business is greater than or equal to 55%, equal to the greater of: (i) the difference between (a) six times the projected first year EBITDA of the Miami Jai-Alai Business and (b) the projected cost to ICC of the development, construction, equipping and opening of the slot machine facility proposed by ICC at the location of the Miami Jai-Alai Business; or (ii) $100 million. The Letter further provided that if the projected net revenue is less than 55%, the parties may further negotiate the purchase price with appropriate adjustments for such lesser net revenue. The Letter’s Final Approval Date was triggered on January 29, 2008 when legislation allowing for the operation of slot machines was approved in Dade County, Florida; the county in which the Miami Jai-Alai business is located.

As further inducement to ICC to provide the Loan, ICC required that Freedom Financial, Freedom Holding, Inc., a Delaware corporation and the owner of 100% of the outstanding equity of Freedom Financial, Collett Capital Corporation, a Delaware corporation and the beneficial owner of approximately 28.6% of the voting power of Florida Gaming ("Collett Capital"), and W. Bennett Collett ("Mr. Collett"), who is the beneficial owner of approximately 90.8% of Collett Capital, entered into a Shareholders' Support Agreement and Release of Liens (the "Shareholders' Support Agreement"). Under the Shareholders' Support Agreement, (i) Freedom Financial agreed to release the Released Security, (ii) Florida Gaming agreed to repay to Freedom Financial certain pre-existing indebtedness, (iii) Freedom Financial agreed to pay to ICC at least $1,200,000 as a prepayment of a portion of pre-existing indebtedness owed by Freedom Financial to ICC, (iv) Freedom Financial, Holding, Collett Capital, and Mr. Collett (collectively, the "Holders") agreed to not permit discussions or negotiations to continue regarding a Prohibited Transaction, (v) the Holders agreed to vote the stock in Florida Gaming in favor of the Transaction and against any Prohibited Transaction, and (vi) the Holders granted to ICC, contingent upon receipt of all necessary approvals by appropriate Florida regulatory agencies, a proxy to vote their Florida Gaming stock in favor of the Transaction and against any Prohibited Transaction. Mr. and Mrs. Rowland Howell (a Director), beneficial owners of approximately 13.8% of Florida Gaming's outstanding capital stock, entered into a separate Shareholders' Support Agreement with respect to items (iv), (v), and (vi), above. The grantors of the proxies described are, collectively, the beneficial owners of greater than 50% of the outstanding capital stock of Florida Gaming. On July 29, 2008 the exclusivity period under the Letter expired without execution of the Transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE H—LONG-TERM DEBT—CONTINUED

On December 31, 2008, the parties entered into a Amended and Restated Secured Promissory Note (the “Amended Note”) which restructured the Note as follows: Florida Gaming made a partial repayment of $2 million, the interest rate on the Note was changed to 10%, the maturity date of the Note was moved to December 31, 2009, and the parties executed an Amended and Restated Pledge Agreement. Under the Amended Note, Florida Gaming must make quarterly payments of interest only, in arrears, to ICC, except that during the continuance of any Event of Default (as defined in the Amended Note), interest accrues at an annual rate of 18%. The entire unpaid principal amount of the amended Note and unpaid interest thereon is payable on the earlier of (i) the sale of all or any material portion of the assets of, or all or any substantial equity interest in, Florida Gaming Centers, Inc., (Centers), or (ii) December 31, 2009. Under the Amended and Restated Pledge Agreement, Florida Gaming’s obligations to ICC under the Amended Note are secured by Florida Gaming's pledge to ICC of a continuing security interest in (a) 1,000 shares of the capital stock of Centers owned by Florida Gaming, which constitutes all of the issued and outstanding shares of Centers’ capital stock, (b) all rights, title and interest in the Company’s Ft. Pierce gaming license, (c) the Company’s Ft. Pierce building, structures, and fixtures and (d) all products and proceeds of all of the foregoing.

The Company failed to repay the ICC note on its maturity date of December 31, 2009. That failure constitutes an Event of Default under the Amended Note. On March 1, 2010, the Company and its Centers subsidiary were served with a complaint (the “Complaint”) by ICC. The Complaint alleges: (1) that the Company breached its duties under the Amended and Restated Secured Promissory Note (2) that Centers breached its guaranty under the Note; (3) that the Company and Centers breached their duties under a Simulcast Wagering Agreement with ICC; and (4) that the Company and Centers were unjustly enriched through ICC’s broadcasts of horse racing events. Under the Complaint, ICC is demanding (1) foreclosure of a security interest ICC holds in all of the shares of outstanding stock of Center, and (2) damages of $358,823 plus interest, costs and such further relief as the court deems proper.

On March 19, 2010, the Company and Centers were served with a second complaint by ICC related to the Note. The second complaint seeks foreclosure on the mortgage granted to ICC on Center’s real property located in Ft. Pierce, Florida, and all buildings, structures, and fixtures and improvements located thereon.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE H—LONG-TERM DEBT—CONTINUED

As of December 31, 2009 and through March 31, 2010, the $3,000,000 ICC Note remains outstanding and the complaint is unresolved.

On October 31, 2005 Freedom Financial purchased Florida Gaming’s note with First Bank (formerly CIB) for $2,400,000. At the same date, Florida Gaming renegotiated the terms of this note with Freedom. Under the new terms, the note had a fixed interest rate of 8.0% per annum and was secured by various mortgages, rents, and receivables. The note matured on October 31, 2008 and was refinanced under a new note with Freedom Holding Inc., the parent company of Freedom Financial, dated November 1, 2008. The Freedom Holding note is unsecured, bears interest at 10.0% per annum, and had an initial maturity date of May 1, 2009. The note was refinanced on May 1, 2009, again on September 1, 2009 and March 1, 2010 with maturity extended until September 1, 2010. Reference is made to Note C for a warrant issued by the Company to Holding in connection with the Holding note.

Florida Gaming agreed to compensate its Chairman annually in an amount equal to 2% of the outstanding balance of the Freedom Financial debt. Guarantee payments totaling $22,385 were paid during 2008, pursuant to this agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE H—LONG-TERM DEBT—CONTINUED

On December 23, 2009, Centers was served with a summons and complaint (the “Complaint”) from West Flagler Associated, Ltd. And Calder Race Course, Inc. (“Plaintiffs”). The Complaint alleges that Centers executed a Promissory Note on January 31, 2005 in favor of the Plaintiffs and that Centers has breached the terms of the Promissory Note by failing to make the payments required there under, which Plaintiffs allege were to commence in February 2008. Plaintiffs allege that Centers made monthly payments under the Promissory Note in the amount of $23,148 per month from February 2008 to July 2009 but have failed to make payments thereafter. Plaintiffs allege that the entire debt is now due and owing and allege to be owed the principal amount of $416,666 plus interest since July 1, 2009, the date of the alleged last payment made under the Promissory Note. Plaintiffs also seek default interest and late penalties of undisclosed amounts. Centers filed an answer and affirmative defenses to the Complaint on March 2, 2010 and intends to vigorously defend the Complaint.

In February, 2009, in a settlement agreement related to an eminent domain proceeding, the Company agreed to acquire a total of 10.982 acres of land from Miami-Dade County (the “County”) in two separate phases and also sell the County a temporary construction easement and .492 acres of the Company’s land. The Company’s total purchase price of the 10.982 acreage is $16,742,145. The .492 acres sold to the County will be used by the Miami-Dade Metro Rail, an overhead light rail system.

On April 6, 2009, the Company completed Phase 1 of its two-phase acquisition of the 10.982 acres of property from the County. Phase 1 included the closing of the purchase of approximately 2.283 acres from the County for $3,348,429, including a down payment of $334,843 and a County financed note payable of $3,013,586 for 15 years with final payment due April 1, 2024, with a fixed interest rate of 7.25%. The Note is secured by the purchased property pursuant to a mortgage and security agreement between the Company and the County. The Company also received air-rights over N.W. 37th Avenue, a street separating the two properties. Closing of Phase 2 of the transaction for the remaining approximately 8.7 acres is scheduled to take place prior to July 1, 2010.

Phase 1 also included the County’s purchase of .492 acres from the Company for $1,185,345. The Company’s basis in the land was $65,160, costs to sell totaled $250,000; therefore, the net gain on the sale totaled $870,185.

The above table (at the beginning of Note H) representing the long-term portion of the Company’s note payable to the County reflects the Notes status through December 31, 2009. The Company has not made payments on this note since December 31, 2009 and through the date of these financial statements. As of March 31, 2010, the County has not informed the Company of any default on this note. Such notice from the County would cause all amounts classified long-term in the above table to become immediately due. Contractually, if the Note is not in default, principal payments are due as such: $121,138 in 2010; $130,217 in 2011; $139,959 in 2012; $150,470 in 2013; $161,749 in 2014; and $2,234,418 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE H—LONG-TERM DEBT—CONTINUED

If the Company is found in default of its note to the County, the County may charge a default interest rate of 18.0%, impose late charges of 5.0% of any required payment which is not received, accelerate payment on the Note balance, and begin foreclosure on its secured interest.

On February 22, 2009 the Company executed a note payable to a party in settlement of a lawsuit. The note is unsecured and bears interest at 7.0%. Payments of principal and interest are paid monthly with all remaining unpaid principal and interest due February 1, 2011. Contractually, principal is due as such: $14,000 in 2010 and $186,000 in 2011.

On August 14, 2009, the Company entered into a Memorandum of Agreement (the “Agreement”) with Solomon O. Howell (“Howell”) and James W. Stuckert (“Stuckert,” and collectively with Howell, the “Lenders”) pursuant to which the Lenders may advance cash (each an “Advance”, and collectively the “Advances”) to the Company up to a maximum aggregate amount of $1,000,000.

Under the Agreement, the Advances are to be evidenced by convertible promissory notes (each a “Note”, and collectively, “Notes”). Advances to the Company were $1,000,000 through December 31, 2009 evidenced by eight separate Notes: two on August 14, 2009 for $150,000 each; two on September 2, 2009 for $150,000 each; two on October 7, 2009 for $100,000 each; and two on November 5, 2009 for $100,000 each. The Notes bear interest at an annual rate of 5% and matured December 31, 2009. The Notes include a convertible feature allowing the Lenders, at their option, to convert outstanding principal and any accrued but unpaid interest into the Company’s $.20 par common stock at $6.00 per share. The Company used the Black Scholes pricing model to value the conversion rights embedded in the Notes. The conversion rights were valued at $138,204; initially recorded as a discount on the notes payable; and subsequently amortized as financing costs in the Company’s 2009 statement of operations over the notes’ term ending December 31, 2009. Also, under the Agreement, if, using its good faith best efforts, the Company is able to obtain the consent of Isle of Capri, Inc., which holds a first mortgage on certain real property owned by the Company’s wholly-owned subsidiary, Florida Gaming Centers, the Company’s obligations under the Notes will be secured by a second mortgage on such property. As of December 31, 2009 and through March 31, 2010, the Company had failed to obtain such consent from Isle of Capri. Additionally, during the period which one or more of the Notes remains outstanding, the Agreement restricts the Company from granting to its officers or directors any new equity in the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE H—LONG-TERM DEBT—CONTINUED

Assumptions in the Black Scholes model used to value the conversion rights in the Notes are outlined in the table below:

Date Notes Issued	Number of Options	Risk-Free Rate	Expected Forfeitures	Expected Volatility	Expected Term (in years)	Expected Dividends

August 14, 2009	50,000	0.18%	71.00%	21.06%	.41	None
September 2, 2009	50,000	0.14%	71.00%	21.06%	.33	None
October 7, 2009	33,000	0.09%	71.00%	21.06%	.25	None
November 5, 2009	33,000	0.06%	71.00%	21.06%	.167	None

On October 7, 2009, additional financing costs were paid to the Lenders related to the Agreement. These costs were paid in the form of 40,000 stock warrants. The warrants were valued at $39,451 using the Black Scholes pricing model and were amortized into expense over the remaining term of the Notes, which matured December 31, 2009 (see Note C).

The effective interest rate on the Notes is 22.77%, with the coupon rate at 5.0%, the conversion rights representing 13.82% and the warrant issue representing 3.95%. All eight Notes maintain a default interest rate of 24% and through March 31, 2010, all eight Notes remained past maturity and therefore in default.

On December 11, 2009, the Company executed a $500,000 note payable to Nurmi Properties, LLC and Robinette Investments, LLC (collectively “Nurmi”). The note is secured by a mortgage and security agreement on the Company’s Miami facilities as well as an assignment of rents and leases and bears interest at 13.0% per annum. Payments of interest only are due monthly with all interest accrued and unpaid as well as all principal due December 11, 2010. The note maintains a prepayment penalty of: 3.0% if prepaid before February 11, 2010; 2.0% if prepaid between February 11, 2010 and April 11, 2010; 1.0% if prepaid between April 11, 2010 and May 11, 2010; with no penalty post May 11, 2010. The note also contains a demand clause and late payment penalties of 5.0% of the late payment if the Company is found to be in default. On February 4, 2010, the Company modified the note by borrowing an additional $150,000 from Nurmi.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE H—LONG-TERM DEBT—CONTINUED

The Company’s mortgage note payable dated December 18, 2006 and secured by Lot 28B at Tara matured November 17, 2009. The Company failed to repay the note at this time and the lender has refused to extend the note. The note is in default at December 31, 2009 and through the date of theses financial statements.

NOTE I—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprise the following:

	December 31,
	2009	2008

Land	$8,164,543	$4,780,472
Buildings and improvements	8,941,404	8,852,989
Equipment, furniture and fixtures	1,695,131	1,690,409
Vehicles	85,910	85,910
Construction in progress	1,070	21,322
Less accumulated depreciation	(4,480,410)	(4,000,825)

	$14,407,648	$11,430,277

Depreciation expense totaled $479,585 and $406,461 during 2009 and 2008, respectively.

In January, 2009, the Company agreed to acquire a total of 10.982 acres of land from Miami-Dade County (the “County”) in two separate phases and also sell the County .492 acres of the Company’s land. The Company’s total purchase price of the 10.982 acreage will be $16,742,145. The .492 acres sold to the County will be used by the Miami-Dade Metro Rail for an overhead light rail system.

On April 6, 2009, the Company completed Phase 1 of its two-phase acquisition of the 10.982 acres of property from the County (see Note H). Closing of Phase 2 of the transaction for the remaining approximately 8.7 acres is scheduled to take place prior to July 1, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE I—PROPERTY, PLANT AND EQUIPMENT—CONTINUED

Phase 1 also included the County’s purchase of the right-of-way of .492 acres from the Company for $1,185,345. The Company’s basis in the right-of-way was $65,160, costs to sell totaled $250,000; therefore, the net gain on sale totaled $870,185.

NOTE J—SUMMER JAI-ALAI

In conjunction with the acquisition of WJA’s Frontons, the Company acquired WJA’s 21% interest in the Summer Jai-Alai, Partnership (the “Partnership”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami fronton during the six months between May 1 to October 31 (“Summer Jai-Alai Operations”). The Company’s partners were Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors. The Company’s interest in the Partnership was accounted for under the equity method and had a carrying value of $92,491 at December 31, 2009 and 2008.

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

The Company also took the position in the dispute with its partners that effective October 31, 2004 the Partnership terminated and subsequent to December 31, 2004 the Company had operated the Summer Jai-Alai Operations for its own benefit as a division of the Company. In this connection the Company assumed certain operating payables and receivables of the Partnership which resulted in the Company carrying a receivable from the Partnership of $255,509 at December 31, 2006. During 2007, a settlement was reached between the Company and its partners. The Company forgave its $255,509 receivable from the Partnership and its $98,608 receivable from its partners. The settlement provides the Partnership will continue as a going concern with the Company a 21% owner, West Flagler Associates LTD a 52% owner, and BKCLP 2 LTD a 27% owner. The Partnership owns the Permit and under a Permit Use Agreement (the “PUA”) between the Company and the Partnership, the Company has the exclusive right to conduct gaming operations under the Permit. The Company derives all revenue, and is responsible for all expenses, from such gaming operations. In addition, the Company must assure that the holder of the Permit remains authorized to conduct all activities that Florida law authorizes under the Permit, based on the law in effect at any particular time. The Company may terminate the PUA if the requirement to keep it valid imposes a material burden on the Company. West Flagler and BKCLP may terminate the PUA if they jointly elect to do so. If the PUA is terminated (and, thus the Permit’s use reverts to the Partnership) the Partnership does not have the right to conduct activities at the Company’s fronton. The Company, West Flagler and BKCLP entered into an Amended and Restated Partnership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE J—SUMMER JAI-ALAI—CONTINUED

Agreement for the Summer Jai-Alai Partnership and except for the following put/call rights, all actions of the Partnership require unanimous approval of the three Partners. The Partnership contains mandatory put/call rights which take effect if (1) the PUA is terminated by the Company, (2) the PUA is terminated by West Flagler and BKCLP, or (3) any two partners deliver to the third partner a notice of election to trigger the put/call. Under the put/call rights, the party(ies) triggering the put/call must offer to sell to the other partner(s) its interest at a stated price. The other partners may either buy the interest at that price, or sell their interests to the triggering partner at that price. Each partner must give the other partners 45 days advance notice of a “Change of Control” – which is a change of ownership of more that 40% of the partner’s equity and, in the case of the Company, a sale by its Chairman and his affiliates of more than 50% of their stock in the Company.

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

NOTE K—REAL ESTATE HELD FOR SALE

The Company’s Tara subsidiary holds six residential lots called Tara Club Estates (collectively, “Tara” or the “Properties”), all of which is situated in Loganville, Walton County, Georgia. The carrying value of these lots was as follows:

	2009	2008
Real estate held for sale:
Cost of real estate held for sale (six lots)	$302,569	$302,569
Reserve for losses on sale of real estate	(68,569)	(5,069)

Balances, December 31	$234,000	$297,500

In accordance with ASC Topic 360-10-05 “Impairment or Disposal of Long-lived Assets” the Company periodically evaluates and adjusts its reserve for losses on its property held for sale. Activity in the reserve for 2009 and 2008 was as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE K—REAL ESTATE HELD FOR SALE—CONTINUED

	2009	2008
Allowance for losses on property held for sale
Balances, January 1	$5,069	$5,069
Provision for losses	63,500	-0-
Charges to the reserve	-0-	-0-

Balances, December 31	$68,569	$5,069

The Company has completed its development activities and will expend no additional resources to further develop its properties. Accordingly, future expenses incurred related to these properties will be expensed as incurred.

The Company’s real estate development activities comprise a separate segment of its operations (See Note L).

NOTE L—SEGMENT INFORMATION

The Company follows ASC Topic 280, “Segment Reporting.” Topic 280 requires companies to report information about the revenues derived from the enterprise’s segments, about the geographical divisions in which the enterprise earns revenues and holds assets, and about major customers.

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

The Florida Gaming Centers segment operates the Corporation’s jai-alai centers in Miami and Fort Pierce, Florida. Centers also operates the Company’s inter-track wagering operation in Florida. Tara Club Estates is a real estate development in Loganville, Georgia. Tara develops residential building lots for sales to builders and individuals. As permitted under Topic 280, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not disclosed are as follows: Interest Income and Expense, Amortization Expense, Income Tax Expense or Benefit, Extraordinary Items, Significant non-cash items and Long-lived assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE L—SEGMENT INFORMATION—CONTINUED

Centers’ gaming operations comprise 100% of the Company’s revenues.  Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

	December 31, 2009
(Dollar Amounts in Thousands)		Assets		Revenues		Profit (Loss)

Florida Gaming Centers	98%	$15,964	100%	$13,996	98%	$(4,775)

Tara Club Estates	2%	264	-0-	-0-	2%	(95)

CONSOLIDATED TOTAL	100%	$16,228	100%	$13,996	100%	$(4,870)

	December 31, 2008
(Dollar Amounts in Thousands)		Assets		Revenues		Profit (Loss)

Florida Gaming Centers	98%	$13,808	100%	$14,001	78%	$(83)

Tara Club Estates	2%	343	-0-	-0-	22%	(24)

CONSOLIDATED TOTAL	100%	$14,151	100%	$14,001	100%	$(107)

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

December 31, 2009 and 2008

NOTE M—REFERENDUM ON CASINO GAMING—CONTINUED

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

In 2005, Floridians Against Expanded Gambling filed suit against Floridians for a Level Playing Field, et al, challenging the process by which signatures were collected in order to place a constitutional amendment on the ballot in 2004 allowing Miami-Dade and Broward County voters to approve slot machines in pari-mutuel facilities. In February, 2009 the parties to the suit agreed to a settlement of all pending claims. The Company’s estimated cost of settlement was recorded as an expense in the accompanying 2008 Statement of Operations.

NOTE N—INSURANCE RECOVERY

During 2005, the Company’s Miami facilities were damaged by a hurricane. The Company’s insurance carrier issued a payment of $400,000 and offered an additional $500,000 for a total of $900,000 in settlement of the claims made to repair or replace the damaged Miami components. The Company incurred $171,795 in expenses related to the hurricane damage. The carrying value of the Miami assets damaged totaled $404,602. Accordingly, the Company’s insurance recoveries net of losses totaled $323,603 for the year ending December 31, 2005. As a result of the Company’s continued negotiations with the insurance carrier the Company received insurance proceeds totaling $1,852,160 from the carrier, $952,160 in excess of the insurance company’s original offer, through March 22, 2007. The Company also incurred expenses totaling $110,216 during 2006 in connection with the collection of these funds for the services of an independent consultant assisting with the negotiations. The Company recorded these additional net proceeds as insurance recoveries net of losses of $841,944 for the year ending December 31, 2006. Continued litigation in 2008 lead to a settlement payment from the insurance carrier of $8,500,000. Professional and consulting costs incurred to settle this litigation totaled $1,238,852 and bonuses of $126,192 were also paid to two Company officers for their contributions resulting in net proceeds of $7,134,956. The Company recorded these additional net proceeds as insurance recoveries net of losses of $7,134,956 for the year ending December 31, 2008. The 2008 recovery net of losses was recorded as a change in accounting estimate in accordance with Statements of Financial Accounting Standards No. 154 (FAS 154), Accounting Changes and Error Corrections, (now integrated into ASC Topic 250) which requires a change in accounting estimate be recorded prospectively. There were no income taxes resulting from the gain because the Company has sufficient tax net operating losses available to be carried forward.  The 2008 recovery net of losses of $7,134,956 is included as other income in the accompanying 2008 Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE O—HANDLE

Pari-Mutuel handle for years ending December 31, 2009 and 2008 is as follows:

	2009	2008
HANDLE
Live Jai-Alai	$12,712,386	$15,220,308
ITW-Guest	32,650,197	36,926,303
ITW-Host	13,546,357	17,291,894

Total Pari-Mutuel Handle	$58,908,940	$69,438,505

Since 2005, the Company has operated Summer Jai-Alai (Summer) as a division of the Company. Accordingly, all handle, income and expenses from Summer’s operations are included in the Company’s consolidated financial statements for the years ending December 31, 2009 and 2008 (see Note J). The Company’s Florida Gaming Centers and Summer Jai-Alai handle and operations are reported under separate licenses to the State of Florida.

NOTE P—FAIR VALUE MEASUREMENTS

ASC Topic 820 requires disclosures concerning fair value measurements and establishes a three-level valuation hierarchy. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE P—FAIR VALUE MEASUREMENTS—CONTINUED

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

ASC Topic 820 requires disclosure of assets and liabilities measured at fair value on a nonrecurring basis. The following tables present the financial assets carried by the Company at fair value and by the Topic 820 valuation hierarchy (as described above).

Assets measured at fair value on a nonrecurring basis as of December 31, 2009

	Total carrying value in balance sheet	Quoted market prices in an active market (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)	Total Gains (Losses)

Real Estate Held For Sale	$234,000	-0-	$234,000	-0-	$(68,569)

Total assets at fair value	$234,000	-0-	$234,000	-0-	$(68,569)

Assets measured at fair value on a nonrecurring basis as of December 31, 2008

	Total carrying value in balance sheet	Quoted market prices in an active market (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)	Total Gains (Losses)

Real Estate Held For Sale	$297,500	-0-	$297,500	-0-	$(5,069)

Total assets at fair value	$297,500	-0-	$297,500	-0-	$(5,069)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2009 and 2008

NOTE P—FAIR VALUE MEASUREMENTS—CONTINUED

In accordance with the provisions of ASC Topic 360-10-05 the Company periodically evaluates and adjusts its real estate held for sale for impairment. Fair value is determined based on recent sales of similar property. The Company maintained a reserve for loss of $68,569 on its real estate held for sale as of December 31, 2009. A provision of $63,500 was made to the reserve in 2009 due to the decrease in real estate values in the area where the property is located.

ASC Topic 820 also requires disclosure of assets and liabilities measured at fair value on a recurring basis. The Company measured no assets or liabilities at fair value on a recurring basis as of December 31, 2009.

NOTE Q—GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has net losses for the year ended December 31, 2009 of $4,860,192 and cash used in operations during the year ended December 31, 2009 of $2,416,703. Additionally, the Company is in default on several of its notes as further described in Note H. Delinquent notes payable may lead to loss of significant Company assets which secures such debt. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The Company is primarily involved in the jai-alai gaming industry along with intertrack wagering on jai-alai, horse racing and dog racing. The industry as a whole has declined significantly in last ten years. Due to this decline, the Company has sought to increase revenues through investments in its licensed card rooms as well as continued analysis of their ability to install slot machines in its Miami facility. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan to generate increased revenues and to raise additional funds. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management may attempt to raise additional funds by way of a public or private offering of its securities or the issuance of additional debt. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.