Form 10-Q
period 2010-03-31
FLORIDA GAMING CORP
filed 2010-05-17
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

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
Yes ☐     No  ☒

As of May 17, 2010, there were 3,888,959 shares of the Registrant’s common stock outstanding.

FLORIDA GAMING
CORPORATION

INDEX TO FORM 10-Q

PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	3

Statements of Operations (unaudited) for the Three Months ended March 31, 2010 and 2009	5

Statements of Cash Flows (unaudited) for the Three Months ended March 31, 2010 and 2009	6

Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION	25

SIGNATURES	30

Certification of CEO (Exhibit 31.1)

Certification of CFO (Exhibit 31.2)

Certification of CEO & CFO (Exhibit 32.1)

PART 1.  FINANCIAL INFORMATION

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$831,049	$819,256
Accounts receivable, net	203,431	234,674
Inventory (Note 2)	41,067	43,494
Total current assets	$1,075,547	$1,097,424

PROPERTY AND EQUIPMENT:

Land	$8,164,543	$8,164,543
Buildings and Improvements	8,941,404	8,941,404
Furniture, fixtures and equipment	1,801,111	1,782,111
	$18,907,058	$18,888,058
Less accumulated depreciation	(4,591,534)	(4,480,410)
	$14,315,524	$14,407,648

REAL ESTATE HELD FOR SALE (net)	234,000	234,000

OTHER ASSETS	393,688	488,788
	$16,018,759	$16,227,860

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$7,466,267	$6,610,867
Short-term borrowing and current portion of long-term debt	7,016,924	6,412,746
Total current liabilities	$14,483,191	$13,023,613

LONG-TERM LIABILITIES
Long-term portion notes payable	2,814,635	3,002,813

STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):

Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 27,756 shares issued and outstanding at March 31, 2010 and December 31, 2009	2,776	2,776

Class AA convertible preferred stock, convertible to common stock; $.10 par value, 5,000 shares authorized; 5000 shares issued and outstanding at March 31, 2010 and December 31, 2009	500	500

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at March 31, 2010 and December 31, 2009	5	5

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at March 31, 2010 and December 31, 2009	200	200

Common stock, $.20 par value, authorized 7,500,000 shares, 3,888,959 issued and outstanding at March 31, 2010 and December 31, 2009	777,792	777,792

Capital in excess of par value	50,615,750	50,615,750
Accumulated deficit	(52,676,090)	(51,195,589)
Total stockholders’ equity (deficit)	(1,279,067)	201,434
Total liabilities and stockholders’ equity (deficit)	$16,018,759	$16,227,860

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net of State Taxes	$885,128	$1,219,489
Inter-Track Commissions	658,418	793,305
	1,543,546	2,012,794

OTHER REVENUE
Cardroom Income	1,296,278	1,707,234
Admissions Income, net of taxes	6,680	3,844
Programs, Food, Beverage and Other	280,859	377,561
Total Operating Revenue	3,127,363	4,101,433

EXPENSES
Operating	3,317,429	4,112,734
General and Administrative	1,208,011	1,134,847
Depreciation and Amortization	117,639	140,423
	4,643,079	5,388,004
NET LOSS FROM OPERATIONS	(1,515,716)	(1,286,571)

OTHER INCOME (EXPENSE)
Pari-Mutuel Tax Credits	169,714	181,719
Misc. Income	-	39,872
Interest Income	259	4,468
	169,973	226,059
NET LOSS	(1,345,743)	(1,060,512)
Dividends on Preferred Stock	(134,758)	(138,132)
Net Loss Contributable to Common Shareholders	$(1,480,501)	$(1,198,644)
Basic Loss per Common Share	$(0.38)	$(0.32)
Diluted Loss per Common Share	$(0.38)	$(0.32)
Weighted Avg Common Shares Outstanding	3,888,959	3,779,987

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	31-Mar	31-Mar
	2010	2009
Cash flows from operating activities:
Net Loss	$(1,345,743)	$(1,060,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,639	140,423
Increase in inventory	2,427	15,100
Decrease (increase) in other assets	88,586	(31,937)
Decrease (increase) in accounts receivable	31,243	(30,451)
Increase in a/p and accrued expenses	720,141	681,385
Net cash used in operating activities	(385,207)	(285,992)

Investing Activities:
Purchases of property and equipment	(19,000)	(29,189)
Net proceeds used in investing activities	(19,000)	(29,189)

Financing Activities:
Proceeds from issuance of debt	425,000	0
Proceeds from issuance of common stock	0	98,750
Repayment of debt	(9,000)	(120,351)
Dividends paid	0	(20,000)
Net cash provided by (used in) financing activities	416,000	(41,601)

INCREASE (DECREASE) IN CASH	11,793	(356,782)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	819,256	1,512,719
CASH AND CASH EQUIVALENTS AT MARCH 31, 2010 AND MARCH 31, 2009	$831,049	$1,155,937
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,370	$14,183

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

(2)  GOING CONCERN

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

(3) SIGNIFICANT ACCOUNTING POLICIES

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets as follows:

Buildings	39 years
Land and building improvements	15 years
Furniture and equipment	5-7 years
Automobiles	5 years

	March 31,
	2010	2009
Land	$8,164,543	$4,823,525
Buildings and improvements	8,941,404	8,852,989
Equipment furniture and fixtures	1,696,201	1,691,617
Automobiles	85,910	85,910
Construction in progress	19,000	6,250
Less accumulated depreciation	(4,591,534)	(4,120,500)
	$14,315,524	$11,339,791

Depreciation Expense totaled  $111,124 and $119,675 during the three months ended March 31, 2010 and 2009, respectively.

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
There was no allowance for doubtful accounts recorded for  the first three months ending March 31, 2010 and 2009.

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at  March 31, 2010.

Other comprehensive income:  The Company follows the provisions of ASC Topic 220, “Comprehensive Income.” The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income at March 31, 2010 and March 31, 2009.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. As of  March 31, 2010,  and  March 31,  2009 the Company's unclaimed winnings (outs) totaled $194,245  and $261,438, respectively.

Revenue Recognition:: The Company recognizes revenue from gaming operations in accordance with ASC Topic 605, “Revenue Recognition,” which requires revenues to be recognized when realized or realizable and earned. Jai-Alai and inter track mutuel commissions are recognized immediately upon completion of the event upon which the related wagers are placed. In general, wagers are placed immediately prior to the event and are made in cash or other good funds so collectability is not an issue. Revenues derived from admission, program sales, food and beverage sales, card room activities, and other revenues are recognized at the time of the transaction. Revenues from the Company’s real estate operations are recognized in accordance with ASC Topic 360-20, “Real Estate Sales”, which generally allows the Company to record all profit on real estate sales at closing unless the down payment is insufficient to accrue the revenue.

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

The Company follows ASC Topic 740, “Income Taxes” regarding accounting for income tax uncertainties. ASC Topic 740 states that a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company maintained no net tax assets at March 31, 2010 and 2009.

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

The net loss per common share for the quarters ended March 31, 2010 and March 31, 2009 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock ($134,758 and $138,132 respectively) by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended March 31, 2010 and March 31, 2009 was 3,888,959 and 3,779,987, respectively.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the three  months ended March 31, 2010 and March 31, 2009 because the effect would be antidilutive.

Advertising Costs: Advertising costs are expensed as incurred.

Stock Options:   The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with ASC Topics 718 and 505-50.  The Black-Scholes option pricing model uses assumptions for inputs including the risk free rate of return, expected forfeitures, expected volatility, expected term, and expected dividends.  The risk-free rate of return for the option or warrant life is based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term.  Expected forfeitures are based on environmental factors tied to the options and warrants as well as historical behavior.  Expected volatilities are based on historical volatility of the Company’s stock.  Expected terms are generally based on the options contractual term unless environmental factors reflect that the option holder would likely exercise their option sooner.   There were no options issued  during the first quarter ended March 31, 2010.

During the first quarter ended March 31, 2010, there were no options exercised, compared to  the first quarter 2009, 25,000 options were exercised by  a director  at $3.50 per share, and 5,000 options were exercised by an officer at $2.25 per share.

	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	985,625	$8.97
Granted	-0-
Exercised	-0-
Forfeited	-0-
Expired	(20,000)	$30.00
Outstanding, at March 31, 2010	965,625	$8.54

Options and warrants exercisable at March 31, 2010	965,625

Real Estate Development: The Company's Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition and development costs by the number of lots developed.

Compensated Absences: The Company has not accrued compensated absences for the three months ending March 31, 2010 and 2009 because the amounts cannot be reasonably estimated.

Subsequent Events: The Company adopted the provisions of SFAS No. 165, “Subsequent Events” (SFAS 165), during the 1st quarter  ended March 31, 2010.  SFAS 165, as incorporated into ASC Topic 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and through the date financial statements are issued. The Company evaluated all events or transactions that occurred after March 31, 2010 through May 17, 2010, the date these financial statements were issued.

Effect of Implementing Recently Issued Accounting Standards:

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

In August 2009, the FASB amended ASC Topic 820-10 “Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value.” The amendment reduces ambiguity in measuring the fair value of liabilities by providing that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using either a valuation technique that uses the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of Topic 820 e.g. the income approach using the present value technique. The amendment was effective for the first reporting period following its release. The adoption of this amendment did not have a material effect on the Company’s financial statements.

In January 2010, the FASB amended ASC Topic 820 “Improving Disclosures about Fair Value Measurements.” This amendment provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This amendment was effective for reporting periods beginning after December 15, 2009 with the exception of disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective after December 15, 2010. The adoption of this amendment is not expected to have a material effect on the Company’s financial statements.

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

(4) REAL ESTATE HELD FOR SALE

As of March 31, 2010, the Company's subsidiary, Tara Club Estates, Inc. held six (6) residential lots at it’s residential real estate development (“Tara”), which are situated in Loganville, Walton County, Georgia with an aggregate carrying value of $234,000. The Company carries a valuation reserve  in the amount of $68,569. A provision of $63,500  was made to the reserve during 2009 due to the decrease in real estate values in the area where the property is located.   The Company has completed its development activities  at Tara. Accordingly, any future costs incurred related to these properties will be expensed.

Valuation Reserve Analysis

	3/31/2010	3/31/2009
Balance at the beginning of the year	$68,569	$5,069
Provision charged to operations
Charge offs to the reserve
Ending Balance	$68,569	$5,069

The Company had no real estate sales during the three months ended March 31, 2010 and March 31, 2009.

(5) TAXES

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

The Class A Preferred Stock, the Series  AA Preferred Stock, the Series B Preferred Stock, and the Series F Preferred Stock are all equal in rank with respect to the payment of dividends and with respect to the distribution of assets upon liquidation of the Company.

(7) COMMITMENTS AND CONTINGENCIES

Miami Dade County. On January 6, 2009, the Company agreed to acquire a total of 10.982 acres of property from Miami-Dade County and sell .492 acres and a right-of-way to the county to be used by the Miami-Dade Metro Rail, an overhead light rail system.  The total purchase price of the 10.982 acres was $16,742,145. The Company agreed to exchange the .492 acres  and easement valued at $1,014,300, plus cash of $1,572,785, and a 15-year, 7 ¼% fixed rate interest note in the amount of $14,155,060 for the 10.982 acres of land.  The Company also received air-rights from Miami-Dade County over N.W. 37th  Avenue which separates the two parcels. .  The phase two purchase of the approximately 8.7 remaining acres for $13,393,716 is to close no later than 60 days after the United States Corps of Engineers releases the property free and clear of environmental contamination or July 1, 2010, whichever is later.   Prior to the second closing, a resolution will be presented to the Board of Miami-Dade County Commissioners (Board) to close part of N.W. 37th Avenue.  If the Board votes to close the  road and the County decides to expand N.W. 36th Avenue within 36 months of the vote, the Company shall pay the cost of design, land acquisition and construction for said N.W. 36th Avenue road expansion as well as any required utility relocations with the total paid by the Company not to exceed $5,700,000.   Upon conclusion of these actions Miami Jai-Alai’s casino footprint will effectively grow from the present 8.9 acres to approximately 20 acres, thereby accommodating any potential future build-out. This will also allow Miami Jai-Alai to virtually enclose its casino area and provide a controlled, safe and well illuminated facility.

Registration Rights: The Company has committed upon certain terms and conditions, to use its best efforts to register for resale, certain shares held by other parties, allowing those shares to be publicly traded. The Company intends to use reasonable efforts to comply with these commitments.

Leases:   The Company leased totalizator equipment from Scientific Games Corp. at each fronton under leases which expired October 31, 2008, but are subsequently being leased on a month- to- month basis. The leases required minimum annual rental at the Miami and Ft. Pierce locations. Transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of $500 per performance. Total totalizator rental expense and other equipment rental under operating leases for the years ended December 31, 2009 and 2008 was approximately $386,000 and $388,000, respectively.

The Company also leased parking facilities adjacent to the Miami fronton. This lease was dated February 17, 2003, and during 2008 there was a required annual payment of $130,000. Lease payments totaled $34,000 in 2009, with the lease concluding with the purchase of the underlying property.

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

Summer Jai Alai: In conjunction with the acquisition of WJA’s Frontons, the Company acquired WJA’s 21% interest in the Summer Jai-Alai, Partnership (the “Partnership”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami fronton during the six months between May 1 to October 31 (“Summer Jai-Alai Operations”).  The Company’s partners were Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors.  The Company’s interest in the Partnership was accounted for under the equity method and had a carrying value of $92,491 at March 31, 2010 and 2009.

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

(8) ACQUISITION OF WJA ASSETS

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

(9) NOTES

Isle of Capri Casinos, Inc. On October 29,2004, the Company borrowed $5 million  from Isle of Capri Casinos, Inc. (“Isle”), a Delaware corporation,  pursuant to a Secured Promissory Note (the "Note") which matured on December 31, 2008.  On December 31, 2008,  the Company paid $2,000,000 on the original note and issued a new note and mortgage for $3,000,000 to Isle.  The new Note for $3,000,000 was due December 31, 2009,  bears interest at the rate of ten percent (10%) per annum,  and is secured by a first mortgage on the Ft. Pierce Jai-Alai facility which is located on 37 acres owned by the Company. The Company failed to make the payment on the Note and the Company is currently in default.  The default interest accrues at 18%.  On March 1, 2010 the Company and Centers were served with a complaint by Isle (“See Item 1. Legal Proceedings” and Form 8-K dated March 1, 2010).   On March 19, 2010 the Company and Centers were served with a second complaint by Isle seeking foreclosure on the mortgage granted to Isle on the property located in Ft. Pierce, FL, and all buildings, structures, and fixtures and improvements thereon  (See Item 1. Legal Proceedings and Form 8-K dated March 19, 2010)

Nurmi Properties, LLC.  Florida Gaming Corporation, a Delaware corporation, and its wholly-owned subsidiary Florida Gaming Centers, Inc., a Florida corporation (collectively, the “Company”), borrowed Five Hundred Thousand Dollars ($500,000) from Nurmi Properties, LLC, a Delaware limited liability company, and Robinette Investments, LLC, a Florida limited liability company (collectively, the “Lenders”) pursuant to a Promissory Note and a Mortgage and Security Agreement (the “Original Note and Mortgage”).  On February 4, 2010, the Company borrowed an additional One Hundred Fifty Thousand Dollars ($150,000) from the Lenders pursuant to a Note and Mortgage Modification (the “First Modification”) among the Company and the Lenders.  Under the First Modification, the Original Note and Mortgage were modified such that the total amount due to the Lenders under the Original Note and Mortgage became $650,000 rather than $500,000. On March 8, 2010, the Company borrowed an additional One Hundred Fifty Thousand Dollars ($150,000) from the Lenders pursuant to a Note and Mortgage Modification (the “Second Modification”) among the Company and the Lenders.  Under the Second Modification, the Original Note and Mortgage were modified such that the total amount due to the Lenders under the Original Note and Mortgage became $800,000 rather than $650,000. On March 25, 2010, the Company borrowed an additional Thirty Five Thousand Dollars ($35,000) from the Lenders pursuant to a Note and Mortgage Modification (the “Third Modification”) among the Company and the Lenders, dated March 23, 2010. Under the Third Modification, the Original Note and Mortgage were modified such that the total amount due to the Lenders under the Original Note and Mortgage became $835,000 rather than $800,000. On April 16th, 2010, the Company borrowed an additional Seventy-Five Thousand Dollars ($75,000) from the Lenders pursuant to a Note and Mortgage Modification (the “Fourth Modification”) among the Company and the Lenders.  Under the Fourth Modification, the Original Note and Mortgage became $910,000 rather than $835,000.

H2C Note.    On February 4, 2010, the Company borrowed Ninety Thousand Dollars ($90,000) from H2C, Inc. (“H2C”) pursuant to a Promissory Note between the Company and H2C dated February 4, 2010 (the “H2C Note”).  The original outstanding principal amount, plus accrued but unpaid interest thereon, was payable in ten equal monthly installments commencing March 1, 2010.  On April 28, 2010, Florida Gaming Corporation (the “Company”) entered into a Promissory Note and Mortgage (collectively, the “Agreements”) with H2C, Inc. (the “Lender”) pursuant to which the Lender advanced to the Registrant two hundred fifty thousand dollars ($250,000) (the “Advance”).  $82,156 of the Advance was used to pay to the Lender all outstanding principal and accrued interest due to the Lender pursuant to a Promissory Note of the Company dated February 4, 2010.  Under the Agreements, the outstanding principal amount of the Advance bears interest at an annual rate of ten percent (10%).   Accrued interest is payable to the Lender in monthly installments of $2,083, with a balloon payment of the outstanding principal amount of the Advance and all accrued but unpaid interest due on December 31, 2010.  The Company obligations under the Note are secured by a first mortgage in the Lender’s favor with respect to 18 acres of unimproved real property in St. Lucie County in the state of Florida. If any amount due under the Note is not paid when due, the Lender is entitled to a late fee of ten percent of the delinquent amount.

CIB Bank/Freedom/Holding Note
On October 31, 2005 Freedom Financial purchased Florida Gaming’s note with First Bank (formerly CIB) for $2,400,000. At the same date, Florida Gaming renegotiated the terms of this note with Freedom. Under the new terms, the note had a fixed interest rate of 8.0% per annum and was secured by various mortgages, rents, and receivables. The note matured on October 31, 2008 and was refinanced under a new note with Freedom Holding Inc. (“Holding”).   On November 1, 2008, Florida Gaming Centers, Inc. (“FGC”), a wholly-owned subsidiary of the Company, borrowed One Million Three Hundred Twenty-Two Thousand Five Hundred and Seventy-Four Dollars ($1,322,574) (the “Principal Amount”) from Holding, which was evidenced by FGC’s Promissory Note in favor of Holding  dated November 1, 2008 (the “Original Note”).  Holding is  controlled by the Company’s CEO/Chairman and the President maintains ownership in Holding.   The Note was accounted for as a debt refinance.  The Holding note is unsecured, bears interest at 10.0% per annum, and had an initial maturity date of May 1, 2009. The note was refinanced on May 1, 2009, again on September 1, 2009 and March 1, 2010 with maturity extended until September 1, 2010 (See Item 10.  Related Party Transactions).

West Flagler/Calder Note
On January 20, 2005, the Miami-Dade Board of County Commissioners called a countywide special election to be held by Miami-Dade County on March 8, 2005, (the “Special Election”) for the purpose of submitting to the qualified electors of Miami-Dade County the question of whether to authorize slot machines in certain existing, licensed pari-mutuel facilities. Florida Gaming agreed to enter into certain agreements with Miami-Dade County, which mandated a prepayment of $1,333,333 by Florida Gaming to Miami-Dade. Florida Gaming paid $500,000 of this prepayment in 2005 and signed a note payable to Calder Race Course, Inc. and West Flagler Associated, LTD, who paid the remaining $833,333 on Florida Gaming’s behalf. Payment of neither the note’s principal nor interest was due until the authorization by the qualified electors of Miami-Dade County of the operation of slot machines at Miami Jai-Alai (the “Event”). The Event failed to occur on March 8, 2005 but did occur in a subsequent election on January 29, 2008. Florida Gaming made its first payment on the note within ten days following the Event. The note bears interest at the prime lending rate plus 4% and is due in thirty-six installments of $23,145 plus all interest accrued.  The Company failed to make payments on the note after July 1, 2009  and on December 23, 2009, Centers was served with a summons and complaint from West Flagler Associated, Ltd. and Calder Race Course, Inc.(See Item 1. Legal Proceedings).

James W. Stuckert and Solomon O. Howell Notes
On August 14, 2009, the Company entered into a Memorandum of Agreement (the “Agreement”) with Solomon O. Howell (“Howell”) and James W. Stuckert (“Stuckert,” and collectively with Howell, the “Lenders”) pursuant to which the Lenders may advance cash (each an “Advance”, and collectively the “Advances”) to the Company up to a maximum aggregate amount of one million dollars ($1,000,000).  The advances to the Company were $1,000,000 evidenced by eight separate notes with a maturity date of December 31, 2009.  The Company did not pay the note when due. (refer to Form 8-K dated December 31, 2009) On October 7, 2009, the Registrant and the Lenders amended the Agreement  to require the Company to issue to each of the Lenders warrants to acquire up to 20,000 shares of the Registrant’s common stock at a price of $6.00 per share.  Such warrants expire on October 7, 2012.  The Company incurred $39,451 of cost related to the issuance of the warrants.  These costs  were amortized into expense over the remaining term of the related Notes from October 7, 2009 through December 31, 2009.  The Notes also included a convertible feature allowing the lenders, at their option to convert outstanding principal and any accrued but unpaid interest into the Company’s $0.20 par value common stock.  The value of this  conversion feature to the Company was $138,204, this value was initially recorded as a discount on notes payable and then amortized over the life of the Notes, which ended December 31, 2009. The Company is currently in default on this Note.  As of the date of this filing,  Mr. Stuckert and Mr. Howell have not informed the Company of any default.

Miami Dade County
On April 6, 2009, the Company completed Phase 1 of its two-phase acquisition of the 10.982 acres of property from the County. Phase 1 included the closing of the purchase of approximately 2.283 acres from the County for $3,348,429, including a down payment of $334,843 and a County financed note payable of $3,013,586 for 15 years with final payment due April 1, 2024, with a fixed interest rate of 7.25%. The Note is secured by the purchased property pursuant to a mortgage and security agreement between the Company and the County. The Company also received air-rights over N.W. 37th Avenue, a street separating the two properties. Closing of Phase 2 of the transaction for the remaining approximately 8.7 acres is scheduled to take place prior to July 1, 2010.    The Company has made the required payments on this Note through March 31, 2010.

Lawsuit settlement
On February 22, 2009 the Company executed a note payable to a party in settlement of a lawsuit.  The $200,000 note is unsecured and bears interest at 7.0%.  Payments of interest is paid monthly  with all remaining unpaid principal and interest due February 1, 2011.

Hamilton State Bank
The Company had a mortgage note payable on one of the 6 lots at Tara Club Estates in Georgia.  The note matured on November 17, 2009.  The Company failed to repay the note at this time and the lender has refused to extend the note.  The $38,368 note plus interest is currently in default.

(10) RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.

(11) RELATED PARTY TRANSACTIONS

Management fees. In lieu of salaries for the Chairman/CEO, the Company accrues management fees to Freedom Financial Corporation (“Freedom”) of $780,000 per year.  Freedom is controlled by the Company’s Chairman/CEO and the Company’s President also maintains ownership in Freedom. Effective May 1, 2008, the Board of Directors increased the Chairman/CEO monthly management fee from $60,000 to $65,000 per month.  The Company accrued management fees of $780,000 during the year ended December 31, 2009 and the Company has accrued management fees of $195,000 for the first quarter 2010.

CIB Bank/Freedom Note
On October 31, 2005 Freedom purchased Centers First Bank (formerly CIB) loan for $2,400,000. First Bank assigned, without recourse,  the note representing the loan as well as the mortgages, rents, and receivables securing the loan to Freedom, but retained the right to elect between receiving a $250,000 deferred fee or exercising warrants to purchase 102,115 shares of the Registrant's common stock in connection with the loan. First Bank exercised all warrants in 2006. Effective October 31, 2005, Freedom and Centers entered into an Amended and Restated Loan Agreement and a Third  Amended and Restated Note in the principal amount of $2,400,000 with an 8% fixed rate of interest. On October 31, 2008, Centers note payable to Freedom matured and was subsequently refinanced with a $1,322,574 note payable issued November 1, 2008 to Freedom Holding, Inc. ("Holding").  Holding is controlled by the Company’s CEO/Chairman and the President maintains ownership in Holding.  The Holding note is unsecured and bears interest at a fixed rate of 10%, with all principal and interest due May 1, 2009.  The Note has subsequently been renewed through September 1, 2010 (refer to 8-K filed March 5, 2010).   As an inducement to refinance the note, the Company issued Holding a warrant to purchase 20,000 shares of the Company's $0.20 par value common stock at a price per share of $8.25. The warrant is exercisable at any time from November 1, 2008 through November 1, 2011.

As of March 31, 2010 Freedom Financial has a receivable due from the Company of $480,665.

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

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. The Company had no allowance for doubtful accounts for the quarters ended March 31, 2010 and March 31, 2009.

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

In accordance with ASC Topic 970, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated by using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annually and has found this to be very effective.  There has been no additional provision for losses for the three months ending March 31, 2010.

Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company recognizes revenue from gaming operations in accordance with ASC Topic 605 which requires revenues to be recognized when realized or realizable and earned.  Revenues derived from gaming operations including: mutuel, admission, program, food and beverage, card room, and other revenues are collected shortly before the earning events take place. The Company recognizes revenues from the Company's real estate operations in accordance with ASC Topic 360-20, and sales are generally recognzed when consummated , which is upon the closing of the sale, unless the down payment is insufficient to accrue the revenue.

The Company's policy for unclaimed winning tickets follows the requirements as set forth by the State of Florida. Abandoned tickets are winning tickets that remain uncashed for a period of one year. The value of the abandoned tickets escheat to the state. These funds are deposited into the State School Fund for support and maintenance of Florida's public schools. During the first three months of  2010, unclaimed winnings totaled $194,245.

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

Jai-Alai Industry
The jai-alai industry live handle (money wagered) generally has declined in the last several years, due to increased gaming competition such as casino gaming in Broward and Miami-Dade County, Indian Casino Gaming, gambling cruise ships, and the State of Florida lottery. Also, competition in the sports/entertainment area has increased significantly due to more professional sports teams in the Company's market areas. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future. Because the Company's jai-alai business is tied directly to many, if not all, of the factors which influence the jai-alai industry as a whole, a players strike or the enactment of unfavorable legislation could have an adverse impact on the Company's operations.

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

Development of Slot Machines
On January 29, 2008, residents of Miami-Dade County passed a referendum that would allow Miami Jai-Alai, Calder Race Course, and Flagler Dog Track, to install up to 2,000 slot machines.   The other two facilities in Dade County have recently opened and the Company is now competing with Calder Casino, a slot facility in Florida adjacent to Calder Race Course, which opened on January 22, 2010 with approximately 1,200 slot machines. Additionally, a poker room operation opened at Calder Casino on October 23, 2009 and Flagler Dog Track reopened in October 2009 as Magic City Casino with 700 Las Vegas-style slot machines.

In April, 2010, the Florida legislature subsequently enacted legislation which provided for a reduction in the tax rate for racetracks operating slot facilities in Miami-Dade and Broward Counties from 50% to 35% as well as a reduction in the annual license fee from $3 million to $2 million over a two-year period and removes wagering limits for poker. Under SB 622, the Seminole tribe would gain the exclusive right to have blackjack and other table games at three Broward County casinos and two others in Imokalee and Tampa. All seven tribal casinos also would be able to keep operating Las Vegas-style slot machines. On April 15, 2010, the Florida Senate passed SB 622 and on April 19, 2010, the House of Representatives passed SB 622. On April 28, 2010 the Governor of Florida signed SB 622, which will become effective on July 1, 2010. In accordance with SB 622 legislation, the annual license fee will be reduced to $2.5 million on July 1, 2010 and $2.0 million on July 1, 2011.  Miami Jai-Alai will be able to operate up to 2,000 machines, have ATM machines at the facility, and hours of operation during the week will be 18 hrs a day and 24 hours a day on weekends.

RESULTS OF OPERATIONS — FIRST QUARTER ENDED MARCH 31, 2010 COMPARED WITH FIRST QUARTER  ENDED  MARCH 31,   2009

During the first quarter ending March 31, 2010, the Company’s operations reflect three months’ operation of live jai-alai performances at Miami.  Ft. Pierce did not operate live jai-alai during the first quarter 2010.   Ft. Pierce rescheduled their live jai-alai performances to open on May 7th, 2010.  This compares to the quarter ending March 31, 2009,  the Company's operations reflect three months' operation of live jai-alai performances at Miami and two months of live jai-alai performances at  Ft. Pierce.    Since Ft. Pierce did not conduct live jai-alai during the first quarter 2010, this has an effect on handle, revenue, attendance and some expenses.      A full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce for the quarters ending March 31, 2010 and March 31, 2009.   Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria.  Ft. Pierce  and Miami operated a card room, with the  Miami location also offering dominoes in its’ card room.

Handle Analysis
Total handle (amount of money wagered) for the three months ended March 31, 2010 was $13,653,536. Of the total $6,027,317 was from live jai-alai wagering and $7,626,219 was from inter-track wagering. This compares to $17,307,654 for the three months ending March 31, 2009, of which $7,861,415 was from live jai-alai wagering and $9,446,239 was from inter-track wagering. This was a decline of $3,654,118 or 21%.  The Company has continued to see a decline in attendance for jai-alai, and Ft. Pierce did not conduct live jai-alai during the first quarter 2010 compared to two months of operations in the first quarter 2009.

Revenues
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended March 31, 2010 were $1,543,546 compared to pari-mutuel revenues of $2,012,794 the same period in 2009. Revenues for the quarter ended March 31, 2010 ($1,543,546) consisted of $885,128 from live Jai-Alai wagering and $658,418 from Inter-Track Wagering.  This compared to revenues for the quarter ended March 31, 2009, of  $1,219,489 from live Jai-Alai wagering and $793,305  from Inter-Track Wagering.  Pari-mutuel Revenues were 23% lower during the first quarter in 2010. Ft. Pierce operated live jai-alai two months in 2009, and did not  conduct live jai-alai during the first quarter 2010.  Declining attendance and increased competition continues to impact the Company’s revenues.

Card room Revenue for the three months ended March 31, 2010 was $1,296,278 compared to $1,707,234 for the three months ended March 31, 2009 a $410,956  or 24% decrease.  Direct Operating Costs totaled $566,966 for the period ending March 31, 2010, compared to $710,791 for the same period in 2009.  Of the $1,296,278,  Ft. Pierce had revenue of $946,883 and expenses of $385,098.

Admissions income, net of state taxes, for the three month period ended March  31, 2010 was $6,680 compared to $3,844 for the three month period ended March 31, 2009.   Ft. Pierce does not charge admission at their facility.

Food, beverage and other income for the three months ended March 31, 2010 and March 31, 2009 were $280,859 and $377,561 respectively.

Total Operating Revenues for the quarter ended March 31, 2010 was  $3,127,363 compared to $4,101,433 for the same period in 2009, a decrease of $974,070 (24%).   All areas of revenue saw a decrease.

General And Administrative Expenses
The Company's general and administrative expenses for the three months ended March 31, 2010 and March 31, 2009, were $1,208,011 and $1,134,847,  respectively.   The Company’s general and administrative expenses compared to the first quarter last year are as follows:   Executive salaries and director fees for the quarter ended March 31, 2010 were $162,574 compared to $160,785 for the quarter ended March 31, 2009 (see consulting fees).  Director fees are $18,000 a quarter. Professional fees decreased from $246,294 for the first quarter 2009, to $107,475 for the quarter ended March 31, 2010. During 2009, the Company had professional fees relating to gaming advisors.  Consulting fees were $195,000 for the quarters ended March 31, 2010 and March 31, 2009.  Consulting  fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO, which are $65,000 per month.  Travel and entertainment expense decreased from $99,010  for the first quarter of 2009, to $56,968 for the first quarter of 2010.  Travel expenses were higher during 2009, related to the Chairman traveling relating to political activities surrounding the slot machines.  Interest expense has increased from $122,317 for the first quarter of 2009 to $339,429 for the same period in 2010.   The $217,111 or 177% increase in interest expense is due to the default rate interest increase on notes that are past due and interest on the additional monies borrowed.

Operating Expenses
The Company's operating expenses for the three months ended March 31, 2010 were $3,317,429 compared to  $4,112,734 for the same period in 2009. Ft. Pierce did not conduct live jai-alai during the first quarter 2010, compared to two months of live jai-alai during the same period in 2009.  The components of  the Company’s operating expenses and their comparison to the first quarter last year are as follow:  Card room expense for the three months ended March 31, 2010, was $566,966 compared to $710,791 for the same period in 2009, a $143,825 decrease.   Player costs for the quarter  ending March 31, 2010 and March 31, 2009, were $669,893 and $890,346 respectively.  Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses.  These expenses totaled $304,292 for the three months ended March 31, 2010, compared to $308,055 for three months ended March 31, 2009.  The components of the 2010 wagering equipment and expenses were $76,425 in ITW  tote, interface, and telephone charges; $61,373 in totalizator equipment rental; $51,500  in satellite charges and $114,995 in camera/television rental. This compares to the components of the 2009 wagering equipment and expenses were $81,016 in ITW  tote, interface, and telephone charges; $62,728 in totalizator equipment rental; $51,500  in satellite charges and $112,812 in camera/television rental.   Utilities expense totaled $83,943 and $131,203 respectively, for the three months periods ended March 31, 2010 and March 31, 2009. Program costs totaling $49,824 and $43,726, respectively, are also included in the total operating expenses for the three month period ended March  31, 2010 and March 31, 2009. Operating expenses (including payroll costs)  for the bar, souvenir and concessions costs were $181,366 and $250,188 for the three month periods which ended March 31, 2010 and March 31, 2009,  respectively. Operating payrolls and contract labor costs totaled $645,936 and $759,807 for the three month periods ended March 31, 2010 and March 31, 2009, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas.  Of the $645,936,  $191,642 was mutuels payroll, $151,645 was maintenance payroll, $7,727 was admissions payroll, $41,494 was office payroll, and $253,429 was security payroll.  Maintenance expense for the three months ended March 31, 2010,  totaled $60,409 compared to $78,692 for the same period in 2009.    Advertising expense for the three months ended March 31, 2010, totaled $50,774 compared to $56,530 for the three months ended March 31, 2009.

Other Income
The Company had other income of $169,973 for the three-month period ended March 31, 2010, compared to other income of  $226,059 for the quarter ended March 31, 2009.  Other income for the quarter ended March 31, 2010, consisted of $169,714 in pari-mutuel tax credits and interest income of $259.  This compares to other income for the quarter ended March 31, 2009, consisted of  pari-mutuel tax credits of $181,719, a $39,872 refund from the City of Miami Fire Rescue assessment, and interest income of $4,468.

Tax Loss Carryforwards
At December 31, 2009, the Company had tax net operating loss (NOL) carryforwards of approximately $20,042,000 available to offset future taxable income.  These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2023.

Summary of Operations
The Company had net loss of $1,345,743 or ($.38)  per common share for the three months ended March 31,  2010, compared to net  loss of  $1,060,512 or ($.32) per common share  for the quarter ended March  31, 2009. Pari-mutuel revenue, card room,  food, beverage and other revenue  all decreased during the first quarter 2010.   Ft. Peirce did not operate live jai-alai this quarter compared to Ft. Pierce operating  live jai-alai for two months during the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents at March 31, 2010 was $831,049.  At March 31, 2010, the Company had a negative working capital of $13,407,644.   At December 31, 2009, the Company had negative working capital of $11,926,189.  This is an increase in negative working cpital of $1,481,455. During the first quarter 2010, the Company has seen an increase in current liabilities of $1,459,578. Part of the increase is the additional short term borrowing of $425,000 for the first quarter 2010, and the increase in accrued expenses and payables.

During the three months ended  March 31, 2010, net cash used in Company's operating activities was $385,207 compared to net cash used in operating activities of $285,992 during the three months ended March 31, 2009. The Company had an increase in accounts receivable of $30,451 during the first quarter 2009 compared to a decrease of $31,243 for the same period in 2010.  Accounts Payable and Accrued Expenses saw an increase of $720,141 during the first quarter 2010, compared to an increase of $681,385 during the same period in 2009.  The Isle of Capri note and the Stuckert/Howell  notes are in default and interest is being accrued at  default interest rates.  The interest on the Isle of Capri note went from $75,000 per quarter to $135,000 per quarter, and Stuckert and Howell note default interest rate of  24% increased interest from $12,500 to $60,000 per quarter.   The Company has accrued dividends of $134,758 and accrued management fees of $195,000.   The Company's continuing operating expenses consist principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations.

During the three months ended March 31, 2010, cash used in investing activities was $19,000 compared to cash used in investing activities of $29,189 for the three months ended March 31, 2009.

During the three months ended March 31, 2010, cash provided by financing activities was $416,000 compared to $41,601 used in financing activities during the same period in 2009.  During the first quarter ended March 31, 2010, the Company borrowed $90,000 from H2C, Inc. and an additional $335,000 from Nurmi Properties, LLC. This compares to the first quarter 2009, the Company received $98,750 from 30,000 stock options that were exercised, compared to $933,750 received in cash from 415,000 stock options that were exercised at $2.25 per share during the first quarter 2008.

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

The Company also leased parking facilities adjacent to the Miami fronton. This lease was dated February 17, 2003, and lease payments totaled $34,000 in 2009, with the lease concluding with the purchase of the underlying property.

At December 31, 2009, the Company had two notes mature, Isle of Capri Casinos, Inc. (“Isle”) for $3,000,000 plus  interest, and the Stuckert/Howell Note of $1,000,000 plus interest.  The Company failed to pay these amounts on December 31, 2009 at maturity (For more information reference Form 8-K dated December 31, 2009).  On March 1, 2010 the Company was served with a complaint by Isle  (See Item 1. Legal Proceedings) ..   At March 31, 2010, the Company owed Isle $3,000,000 principal plus $360,000 in accrued interest.  At March 31, 2010, the Company owed $1,000,000 principal plus $74,644 in accrued interest on the Stuckert/Howell note.  As of the date of this filing, Mr. Stuckert and Mr. Howell have not informed the Company of any default.

At March 31, 2010 the Company owed West Flagler/Calder $416,666 principal balance plus interest.  The Company failed to make the required payments to West Flagler/ Calder since July 2009, and on December 23, 2009, Centers was served with a summons and complaint (See Item 1. Legal Proceedings).

At March 31, 2010, the Company owed $2,937,951  on a note to Miami-Dade County.  The Company has made the required payments through March 31, 2010 to Miami-Dade County.

The Company borrowed $500,000  from Nurmi Properties, LLC on December 11, 2009, and additional borrowings from Nurmi total $335,000 through March 31, 2010 (See Form 8-K’s dated December 11, 2009, and February 4, 2010). On April 16, 2010 the Company borrowed an additional $75,000 from Nurmi Properties, LLC (See Form 8-K dated April 16, 2010), for a total of $910,000.

On February 4, 2010, the Company borrowed $90,000 from H2C (refer to Form 8-K dated February 4, 2010).  On April 28, 2010, the  Company entered into a Promissory Note and Mortgage  with H2C, Inc. pursuant to which the Lender advanced to the Registrant two hundred fifty thousand dollars ($250,000).  $82,156 of the Advance was used to pay to the Lender all outstanding principal and accrued interest due to the Lender pursuant to a Promissory Note of the Registrant dated February 4, 2010 (See Form 8-K dated April 28, 2010).

The Company had a note with Freedom Holding that was scheduled to mature on March 1, 2010. The Company extended their $1,322,574  note with Freedom Holding through September 1, 2010.

The Company intends to refinance its debts or sell the Fort Pierce Jai-Alai Property and Tampa Jai-Alai permit.  The proceeds received from the sale of Ft. Pierce would be used to pay past-due obligations and to initiate efforts to install slot machines at the Miami Jai-Alai Fronton.   There is no assurance that the Company will be successful in any of these efforts.  The Company has received two verbal offers regarding its Ft. Pierce property.

Segment Information

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

During the three months ended March 31, 2010, Centers’ gaming operations comprised  100% of the Company’s revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

March 31, 2010

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	98%	$15,756	100%	$3,127	100%	$(1,338)
Tara Club Estates	2%	263	-	-0-		(8)
Consolidated Total	100%	$16,019	100%	$3,127	100%	$(1,346)

March 31, 2009

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	98%	$13,391	100%	$4,101	100%	$(1,056)
Tara Club Estates	2%	339	-	-0-		(5)
Consolidated Total	100%	$13,730	100%	$4,101	100%	$(1,061)

Fair Value Measurement

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

ASC Topic 820 requires disclosure of assets and liabilities measured at fair value on a nonrecurring basis.  The following table presents the financial assets carried by the Company at fair value as of   March 31, 2010 and 2009 and by Topic 820 valuation hierarchy (as described above).

Assets measured at fair value on a nonrecurring basis as of March 31, 2010

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

In accordance with the provisions of ASC Topic 360-10-05 the Company periodically evaluates and adjusts its real estate held for sale for impairment.  The Company maintained a reserve for loss of $68,569 on its real estate held for sale as of  March 31, 2010.  A provision of $63,500 was made to the reserve in 2009 due to the decrease in real estate values in the area where the property is located.

ASC Topic 820 also requires disclosure of assets and liabilities measured at fair value on a recurring basis.  The Company measured no assets or liabilities at fair value on a recurring basis as of  March  31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Under SEC regulations, the information called for by this item is not required because the Company is a smaller reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

As of  March 31, 2010, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(a) Management’s quarterly report on internal control over financial reporting.   Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15f under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

*	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

*
Provide reasonable assurance that transactions are recorded as necessary to permit preparation offinancial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

*
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

Management assessed the effectiveness of our internal control over financial reporting as of  March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of  March  31, 2010, the Company maintained effective internal control over financial reporting.

(b) Changes in internal controls. The Company made one change to its internal control over financial reporting during the most recent fiscal quarter:

During 2009, the Company believed it had reached a verbal understanding with two of its creditors to remove a convertibility clause in notes to such creditors.  The written amendment, when final, did not remove the convertibility clause, but the Company had relied upon its verbal understanding for financial reporting.  The Company now requires any material contract or contract amendment to be in writing, along with a documented review by the Company’s CFO and CEO prior to reliance for financial reporting.

Part 1I - OTHER INFORMATION
 Item 1. Legal Proceedings.

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

Item 1a.	Risk Factors.
Not required for smaller reporting companies.

Item 2.	Unregistered sales of equity securities and use of proceeds

None

Item 3.	Defaults upon Senior Securities.

As of March 31, 2010, the Company had accrued but not paid dividends on their four classes of Preferred Stock:
The Company owes the following amounts on their Preferred Stock:

Preferred A:    $  26,941
Preferred AA: $525,000
Preferred B:    $  51,865
Preferred F:    $180,000

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.
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

(b)  Form 8-K Reports

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

Registrant filed a report on Form 8-K dated April 16, 2010, reporting the transaction with Nurmi Properties, LLC and H2C, Inc.

Registrant filed a report on Form 8-K dated April 28, 2010, reporting the transaction with  H2C, Inc.

FLORIDA GAMING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION
(Registrant)

Date: May 17, 2010	By:	/s/ W. B. Collett
W.B. Collett
Chairman of the Board and Chief
Executive Officer

Date: May 17, 2010	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer