Form 10-Q
period 2010-06-30
FLORIDA GAMING CORP
filed 2010-08-16
CIK 312065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

F O R M 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to ____________

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

As of  August 16, 2010, there were 3,888,959 shares of the Registrant’s common stock outstanding.

FLORIDA GAMING
CORPORATION

INDEX TO FORM 10-Q

PAGE NUMBER
PART I. FINANCIAL INFORMATION	2

Item 1. Financial Statements

Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	2

Statements of Operations (unaudited) for the Three and Six Months ended June 30, 2010 and 2009	4

Statements of Cash Flows (unaudited) for the Three and Six Months ended June 30, 2010 and 2009	5

Notes to Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION	28

SIGNATURES	34

Certification of CEO (Exhibit 31.1)

Certification of CFO (Exhibit 31.2)

Certification of CEO & CFO (Exhibit 32.1)

PART 1.  FINANCIAL INFORMATION

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	December 31, 2009
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$741,319	$819,256
Accounts receivable, net	154,389	234,674
Inventory (Note 2)	37,521	43,494
Total current assets	$933,229	$1,097,424

PROPERTY AND EQUIPMENT:

Land	$8,164,543	$8,164,543
Buildings and improvements	8,941,404	8,941,404
Furniture, fixtures and equipment	1,835,766	1,782,111
	$18,941,713	$18,888,058
Less accumulated depreciation	(4,700,986)	(4,480,410)
	$14,240,727	$14,407,648

REAL ESTATE HELD FOR SALE (net)	234,000	234,000

OTHER ASSETS	356,371	488,788
	$15,764,327	$16,227,860

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2010	December 31, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,902,044	$6,610,867
Short-term borrowing and current portion of long-term debt	7,347,922	6,412,746
Total current liabilities	$16,249,966	$13,023,613

LONG-TERM LIABILITIES
Long-term portion notes payable	2,752,605	3,002,813

STOCKHOLDERS’ EQUITY

Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 27,756 shares issued and outstanding at June 30, 2010 and December 31, 2009	2,776	2,776

Class AA convertible preferred stock, convertible to common stock; $.10 par value, 5,000 shares authorized; 5,000 shares issued and outstanding at June 30, 2010 and December 31, 2009	500	500

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at June 30, 2010 and December 31, 2009	5	5

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at June 30, 2010 and December 31, 2009	200	200

Common stock, $.20 par value, authorized 7,500,000 shares, 3,888,959 issued and outstanding at June 30, 2010 and December 31, 2009	777,792	777,792

Capital in excess of par value	50,615,750	50,615,750
Accumulated deficit	(54,635,267)	(51,195,589)
Total stockholders’ equity (deficit)	(3,238,244)	201,434
Total liabilities and stockholders’ equity (deficit)	$15,764,327	$16,227,860

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net of State Taxes	$598,376	$1,139,786		$1,483,504	$2,359,275
Inter-Track Commissions	598,637	751,320		1,257,054	1,544,625
Pari-Mutuel Revenue	$1,197,013	$1,891,106		$2,740,558	$3,903,900

OTHER REVENUE
Cardroom Income	1,179,781	1,539,538		2,476,059	3,246,773
Admissions Income, net of taxes	2,023	8,089		8,704	11,932
Programs, Food, Beverage and Other	274,109	334,802		554,968	712,363
Total Operating Revenue	2,652,926	$3,773,535		5,780,289	$7,874,968

EXPENSES
Operating	$3,066,100	$3,748,321		$6,383,548	$7,861,054
General and Administrative	1,336,986	1,107,210		2,544,977	2,242,057
Depreciation and Amortization	115,967	137,655		233,607	278,077
	$4,519,053	$4,993,186		$9,162,132	$10,381,188
NET LOSS FROM OPERATIONS	$(1,866,127)	$(1,219,651)		$(3,381,843)	$(2,506,220)

OTHER INCOME
Gain on Sale of Right-of-Way	0	870,185		0	870,185
Pari-Mutuel Tax Credits	39,548	124,490		209,262	306,209
Misc.Income	0	0		0	39,872
Interest Income	2,159	834		2,418	5,300
	41,707	995,509		211,680	1,221,566
NET LOSS	(1,824,420)	(224,142)		(3,170,163)	(1,284,654)
Dividends on Preferred Stock	(134,758)	(134,843)		(269,515)	(272,975)
Net Loss Contributable to Common Shareholders	$(1,959,178)	$(358,985)		$(3,439,678)	$(1,557,629)
Basic Loss per Common Share	$(0.50)	$(0.09	) 5	$(0.88)	$(0.41)
Diluted Loss per Common Share	$(0.50)	$(0.09)		$(0.88)	$(0.41)
Weighted Avg Common Shares Outstanding	3,888,959	3,888,917		3,888,959	3,834,753
Diluted Avg Common Shares Outstanding	3,888,959	3,888,917		3,888,959	3,834,753

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	30-Jun 2010	30-Jun 2009
Cash flows from operating activities:
Net Loss	$(3,170,163)	$(1,284,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233,607	278,077
Gain on sale of right of way	0	(870,185)
Decrease in inventory	5,973	13,693
Decrease (increase) in other assets	119,386	(19,780)
Decrease (increase) in accounts receivable	80,285	(54,374)
Increase in a/p and accrued expenses	2,021,661	947,651
Net cash used in operating activities	(709,251)	(989,572)
Investing Activities:
Proceeds from sale of right-of-way	0	1,185,345
Purchases of property and equipment	(53,655)	(466,295)
Net proceeds provided by (used in) investing activities	(53,655)	719,050
Financing Activities:
Proceeds from issuance of debt	735,000	0
Proceeds from issuance of common stock	0	98,750
Repayment of debt	(50,031)	(139,929)
Dividends paid	0	(43,289)
Net cash provided by (used in) financing activities	684,969	(84,468)
DECREASE IN CASH	(77,937)	(354,991)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	819,256	1,512,719
CASH AND CASH EQUIVALENTS AT JUNE 30, 2010 AND JUNE 30, 2009	$741,319	$1,157,728
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$119,792	$120,965
Non-cash purchase of land	$0	$3,013,586

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets as follows:

Buildings	39 years
Land and building improvements	15 years
Furniture and equipment	5-7 years
Automobiles	5 years

	June 30,
	2010	2009
Land	$8,164,543	$8,158,650
Buildings and improvements	8,941,404	8,885,639
Equipment furniture and fixtures	1,696,201	1,691,618
Automobiles	85,910	85,910
Construction in progress	48,865	24,007
Less accumulated depreciation	(4,700,986)	(4,241,734)
	$14,240,727	$14,604,090

Depreciation Expense totaled  $220,576 and $240,909 during the six months ended June 30, 2010 and 2009, respectively.

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
There was no allowance for doubtful accounts recorded for  the six months ending June 30, 2010 and 2009.

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at  June 30, 2010.

Other comprehensive income:  The Company follows the provisions of ASC Topic 220, “Comprehensive Income.” The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income at June 30, 2010 and June 30, 2009.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. As of  June 30, 2010,  and  June 30,  2009 the Company's unclaimed winnings (outs) totaled $211,241  and $270,865, respectively.

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

The Company follows ASC Topic 740, “Income Taxes” regarding accounting for income tax uncertainties. ASC Topic 740 states that a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company maintained no net tax assets at June 30,  2010 and 2009.

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

The net loss per common share for the quarters ended June 30, 2010 and June 30, 2009 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock ($134,758 and $134,843 respectively) by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended June 30, 2010 and June 30, 2009 was 3,888,959 and 3,888,917, respectively.

The net loss per common share for the six months ended June 30, 2010 and June 30, 2009 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock ($269,515 and $272,975 respectively) by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended June 30, 2010 and June 30, 2009 was 3,888,959 and 3,834,753, respectively.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the three or six months ended June 30, 2010 and June 30, 2009 because the effect would be antidilutive.

Advertising Costs: Advertising costs are expensed as incurred.

Stock Options:   The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with ASC Topics 718 and 505-50.  The Black-Scholes option pricing model uses assumptions for inputs including the risk free rate of return, expected forfeitures, expected volatility, expected term, and expected dividends.  The risk-free rate of return for the option or warrant life is based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term.  Expected forfeitures are based on environmental factors tied to the options and warrants as well as historical behavior.  Expected volatilities are based on historical volatility of the Company’s stock.  Expected terms are generally based on the options contractual term unless environmental factors reflect that the option holder would likely exercise their option sooner.   There were no options issued  during the three or six months ended June 30, 2010.

During the three and six months ended June 30, 2010, there were no options exercised, compared to  six months ended June 30, 2009, where  25,000 options were exercised by  a director  at $3.50 per share, and 5,000 options were exercised by an officer at $2.25 per share.  On July 11, 2009 the company extended 362,500 options for one year, at $8.25 per share. The Company recognized total stock based compensation expense of $231,257 during the year 2009.

	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	985,625	$8.97
Granted	-0-
Exercised	-0-
Forfeited	-0-
Expired	(20,000)	$30.00
Outstanding, at June 30, 2010	965,625	$8.54
Options and warrants exercisable at June 30, 2010	965,625

On July 11, 2010, the Company extended 362,500 options for one year.  These options were due to expire July 11, 2010, with an exercise price of $8.25 per share.  The Company extended these options for one year, with an expiration date of July 11, 2011, with an exercise price of $8.25 per share.   The Company has recorded the expense for these options in the third quarter.

Real Estate Development: The Company's Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition and development costs by the number of lots developed.

Compensated Absences: The Company has not accrued compensated absences for the six months ending June 30, 2010 and 2009 because the amounts cannot be reasonably estimated.

Subsequent Events: The Company adopted the provisions of SFAS No. 165, “Subsequent Events” (SFAS 165), during the year ended December 31, 2009.  SFAS 165, as incorporated into ASC Topic 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and through the date financial statements are issued.  In accordance with ASC Topic 855, the Company evaluated and disclosed all events or transactions that occurred after June 30, 2010 and through August 16, 2010, the date these financial statements were issued.

Effect of Implementing Recently Issued Accounting Standards:

In April 2009, the FASB issued Staff Position (“FSP”) SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which was subsequently incorporated into ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASC emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The ASC provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. Topic 820 also requires increased disclosures and was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events.” SFAS No. 165 established general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement was effective for interim and annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASC 2010-20”). The amendments in this update require additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how allowances for credit losses are developed and how credit exposure is managed. The amendments in this Update affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.ASC 2010-20 is effective for interim periods and fiscal years ending after December 15, 2010.  The Company has determined that the adoption of this standard will not have a material effect on its consolidated financial statements.

(4) REAL ESTATE HELD FOR SALE

As of June 30, 2010, the Company's subsidiary, Tara Club Estates, Inc. held six (6) residential lots at it’s residential real estate development (“Tara”), which are situated in Loganville, Walton County, Georgia with an aggregate carrying value of $234,000. The Company carries a valuation reserve  in the amount of $68,569. A provision of $63,500  was made to the reserve during the fourth quarter 2009 due to the decrease in real estate values in the area where the property is located.   The Company has completed its development activities  at Tara. Accordingly, any future costs incurred related to these properties will be expensed.

Valuation Reserve Analysis

	6/30/2010	6/30/2009
Balance at the beginning of the year	$68,569	$5,069
Provision charged to operations	-0-	-0-
Charge offs to the reserve	-0-	-0-
Ending Balance	$68,569	5,069

The Company had no real estate sales during the six months ended June 30, 2010 and June 30, 2009.

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

(7) COMMITMENTS AND CONTINGENCIES

Miami Dade County. On January 6, 2009, the Company agreed to acquire a total of 10.982 acres of property from Miami-Dade County and sell .492 acres and a right-of-way to the county to be used by the Miami-Dade Metro Rail, an overhead light rail system.  The total purchase price of the 10.982 acres was $16,742,145. The Company agreed to exchange the .492 acres  and easement valued at $1,014,300,  plus cash of $1,572,785, and a 15-year, 7 ¼% fixed rate interest note in the amount of $14,155,060 for the 10.982 acres of land.  The Company also received air-rights from Miami-Dade County over N.W. 37th  Avenue which separates the two parcels.  The phase two purchase of the approximately 8.7 remaining acres for $13,393,716 was to close no later than 60 days after the United States Corps of  Engineers releases the property free and clear of environmental contamination or July 1, 2010, whichever is later.  Miami-Dade County and the Company mutually agreed to amend the Settlement Agreement so that the Final Closing shall occur not later than 60 days from such release and compliance or  October 28, 2011, whichever is later.  Prior to the second closing, a resolution will be presented to the Board of Miami-Dade County Commissioners (Board) to close part of N.W. 37th Avenue.  If the Board votes to close the  road and the County decides to expand N.W. 36th Avenue within 36 months of the vote, the Company shall pay the cost of design, land acquisition and construction for said N.W. 36th Avenue road expansion as well as any required utility relocations with the total paid by the Company not to exceed $5,700,000.   Upon conclusion of these actions Miami Jai-Alai’s casino footprint will effectively grow from the present 8.9 acres to approximately 20 acres, thereby accommodating any potential future build-out. This will also allow Miami Jai-Alai to virtually enclose its casino area and provide a controlled, safe and well illuminated facility.

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

The Company leased parking facilities adjacent to the Miami fronton. Lease payments totaled $34,000 in 2009, with the lease concluding with the purchase of the underlying property.

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

Dependence on One Vendor: The Company depends on Scientific Games Corp. (Scientific), a leading supplier of pari-mutuel wagering systems, to provide the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data accurately and in a secure manner. If Scientific failed to properly maintain their computer systems and software it could affect the security of wagering and the Company’s ability to serve its customers. In addition, the Company is currently past due on monthly payments required by its contract with Scientific which could result in the termination of Scientific’s services to the Company.

Summer Jai Alai: In conjunction with the acquisition of WJA’s Frontons, the Company acquired WJA’s 21% interest in the Summer Jai-Alai, Partnership (the “Partnership”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami fronton during the six months between May 1 to October 31 (“Summer Jai-Alai Operations”).  The Company’s partners were Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors.  The Company’s interest in the Partnership was accounted for under the equity method and had a carrying value of $92,491 at June 30, 2010 and 2009.

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

(9) NOTES

Isle of Capri Casinos, Inc. On October 29,2004, the Company borrowed $5 million  from Isle of Capri Casinos, Inc. (“Isle”), a Delaware corporation,  pursuant to a Secured Promissory Note (the "Note") which matured on December 31, 2008.  On December 31, 2008,  the Company paid $2,000,000 on the original note and issued a new note and mortgage for $3,000,000 to Isle.  The new Note for $3,000,000 was due December 31, 2009,  bears interest at the rate of ten percent (10%) per annum,  and is secured by a first mortgage on the Ft. Pierce Jai-Alai facility which is located on 37 acres owned by the Company. The Company failed to make the payment on the Note and the Company is currently in default.  The default interest accrues at 18%.  On March 1, 2010 the Company and Centers were served with a complaint by Isle (“See Item 1. Legal Proceedings” and Form 8-K dated March 1, 2010).   On March 19, 2010 the Company and Centers were served with a second complaint by Isle seeking foreclosure on the mortgage granted to Isle on the property located in Ft. Pierce, FL, and all buildings, structures, and fixtures and improvements thereon  (See Item 1. Legal Proceedings and Form 8-K dated March 19, 2010)

Nurmi Properties, LLC.  Florida Gaming Corporation, a Delaware corporation, and its wholly-owned subsidiary Florida Gaming Centers, Inc., a Florida corporation (collectively, the “Company”), borrowed Five Hundred Thousand Dollars ($500,000) from Nurmi Properties, LLC, a Delaware limited liability company, and Robinette Investments, LLC, a Florida limited liability company (collectively, the “Lenders”) pursuant to a Promissory Note and a Mortgage and Security Agreement (the “Original Note and Mortgage”).  On February 4, 2010, the Company borrowed an additional One Hundred Fifty Thousand Dollars ($150,000) from the Lenders pursuant to a Note and Mortgage Modification (the “First Modification”) among the Company and the Lenders.  Under the First Modification, the Original Note and Mortgage were modified such that the total amount due to the Lenders under the Original Note and Mortgage became $650,000 rather than $500,000. On March 8, 2010, the Company borrowed an additional One Hundred Fifty Thousand Dollars ($150,000) from the Lenders pursuant to a Note and Mortgage Modification (the “Second Modification”) among the Company and the Lenders.  Under the Second Modification, the Original Note and Mortgage were modified such that the total amount due to the Lenders under the Original Note and Mortgage became $800,000 rather than $650,000. On March 25, 2010, the Company borrowed an additional Thirty Five Thousand Dollars ($35,000) from the Lenders pursuant to a Note and Mortgage Modification (the “Third Modification”) among the Company and the Lenders, dated March 23, 2010. Under the Third Modification, the Original Note and Mortgage were modified such that the total amount due to the Lenders under the Original Note and Mortgage became $835,000 rather than $800,000. On April 16th, 2010, the Company borrowed an additional Seventy-Five Thousand Dollars ($75,000) from the Lenders pursuant to a Note and Mortgage Modification (the “Fourth Modification”) among the Company and the Lenders.  Under the Fourth Modification, the Original Note and Mortgage became $910,000 rather than $835,000.  On June 2, 2010, the Company borrowed an additional Seventy Five Thousand Dollars ($75,000) from the Lenders pursuant to a Note and Mortgage Modification (the “Fifth Modification”), among the Company and the Lenders.  Under the Fifth Modification (“the Fifth Modification”) the Original Note and Mortgage became $985,000 rather than $910,000. (See Form 8-K filed June 8, 2010).

H2C Note.    On February 4, 2010, the Company borrowed Ninety Thousand Dollars ($90,000) from H2C, Inc. (“H2C”) pursuant to a Promissory Note between the Company and H2C dated February 4, 2010 (the “H2C Note”).  The original outstanding principal amount, plus accrued but unpaid interest thereon, was payable in ten equal monthly installments commencing March 1, 2010.  On April 28, 2010, Florida Gaming Corporation (the “Company”) entered into a Promissory Note and Mortgage (collectively, the “Agreements”) with H2C, Inc. (the “Lender”) pursuant to which the Lender advanced to the Registrant two hundred fifty thousand dollars ($250,000) (the “Advance”).  $82,156 of the Advance was used to pay to the Lender all outstanding principal and accrued interest due to the Lender pursuant to a Promissory Note of the Company dated February 4, 2010.  Under the Agreements, the outstanding principal amount of the Advance bears interest at an annual rate of ten percent (10%).   Accrued interest is payable to the Lender in monthly installments of $2,083, with a balloon payment of the outstanding principal amount of the Advance and all accrued but unpaid interest due on December 31, 2010.  The Company’s obligations under the Note are secured by a first mortgage in the Lender’s favor with respect to 18 acres of unimproved real property in St. Lucie County in the state of Florida. If any amount due under the Note is not paid when due, the Lender is entitled to a late fee of ten percent of the delinquent amount. For further information refer to 8-K filed May 4, 2010.

On July 1, 2010, the Company entered into a Promissory Note and Mortgage  pursuant to which the Lender advanced to the Registrant fifty thousand dollars ($50,000) (the “Advance”).   Under the Agreements, the outstanding principal amount of the Advance bears interest at an annual rate of ten percent (10%).  Accrued interest is payable to the Lender in five monthly installments of $416.66, with a balloon payment of the outstanding principal amount of the Advance and all accrued but unpaid interest due on December 31, 2010.  The Company’s obligations under the Note are secured by a first mortgage (the “Mortgage”) in the Lender’s favor with respect to with respect to 18 acres of unimproved real property in St. Lucie County in the state of Florida.  No prepayments are permitted under the Note.  For further information refer to Form 8-K filed July 8, 2010.

CIB Bank/Freedom/Holding Note
On October 31, 2005 Freedom Financial Corporation (“Freedom”)  purchased Florida Gaming’s note with First Bank (formerly CIB) for $2,400,000. At the same date, Florida Gaming renegotiated the terms of this note with Freedom. Under the new terms, the note had a fixed interest rate of 8.0% per annum and was secured by various mortgages, rents, and receivables. The note matured on October 31, 2008 and was refinanced under a new note with Freedom Holding Inc. (“Holding”).   On November 1, 2008, Florida Gaming Centers, Inc. (“FGC”), a wholly-owned subsidiary of the Company, borrowed One Million Three Hundred Twenty-Two Thousand Five Hundred and Seventy-Four Dollars ($1,322,574) (the “Principal Amount”) from Holding, which was evidenced by FGC’s Promissory Note in favor of Holding  dated November 1, 2008 (the “Original Note”).  Holding is  controlled by the Company’s CEO/Chairman and the President maintains ownership in Holding.   The Note was accounted for as a debt refinance.  The Holding note is unsecured, bears interest at 10.0% per annum, and had an initial maturity date of May 1, 2009. The note was refinanced on May 1, 2009, again on September 1, 2009 and March 1, 2010 with maturity extended until September 1, 2010 (See Item 10.  Related Party Transactions).

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

Miami Dade County
On April 6, 2009, the Company completed Phase 1 of its two-phase acquisition of the 10.982 acres of property from the County. Phase 1 included the closing of the purchase of approximately 2.283 acres from the County for $3,348,429, including a down payment of $334,843 and a County financed note payable of $3,013,586 for 15 years with final payment due April 1, 2024, with a fixed interest rate of 7.25%. The Note is secured by the purchased property pursuant to a mortgage and security agreement between the Company and the County. The Company also received air-rights over N.W. 37th Avenue, a street separating the two properties. Closing of Phase 2 of the transaction for the remaining approximately 8.7 acres was scheduled to take place prior to July 1, 2010.   Miami Dade County and the Company agreed to amend the Settlement Agreement so that the Final Closing shall occur no later than 60 days from the date the US Corps of Engineers clears the property free and clear of environmental contamination or October 28, 2011, whichever is later.

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

(11) RELATED PARTY TRANSACTIONS

Management fees. In lieu of salaries for the Chairman/CEO, the Company accrues management fees to Freedom Financial Corporation (“Freedom”) of $780,000 per year.  Freedom is controlled by the Company’s Chairman/CEO and the Company’s President also maintains ownership in Freedom.  The Company accrued management fees of $780,000 during the year ended December 31, 2009 and the Company has accrued management fees of $390,000 for the six months ended June 30, 2010.

CIB Bank/Freedom Note
On October 31, 2005 Freedom purchased Centers First Bank (formerly CIB) loan for $2,400,000. First Bank assigned, without recourse,  the note representing the loan as well as the mortgages, rents, and receivables securing the loan to Freedom, but retained the right to elect between receiving a $250,000 deferred fee or exercising warrants to purchase 102,115 shares of the Registrant's common stock in connection with the loan. First Bank exercised all warrants in 2006. Effective October 31, 2005, Freedom and Centers entered into an Amended and Restated Loan Agreement and a Third  Amended and Restated Note in the principal amount of $2,400,000 with an 8% fixed rate of interest. On October 31, 2008, Centers note payable to Freedom matured and was subsequently refinanced with a $1,322,574 note payable issued November 1, 2008 to Freedom Holding, Inc. ("Holding"). Holding is  controlled by the Company’s CEO/Chairman and the President maintains ownership in Holding.  The Holding note is unsecured and bears interest at a fixed rate of 10%, with all principal and interest originally due May 1, 2009.  The Note has subsequently been renewed through September 1, 2010 (refer to 8-K filed March 5, 2010).   As an inducement to refinance the note, the Company issued Holding a warrant to purchase 20,000 shares of the Company's $0.20 par value common stock at a price per share of $8.25. The warrant is exercisable at any time from November 1, 2008 through November 1, 2011.

As of June 30, 2010 Freedom has a receivable due from the Company of $388,226.

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

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. The Company had no allowance for doubtful accounts for the six months ended June 30, 2010 and June 30, 2009.

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

In accordance with ASC Topic 970, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated by using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annually and has found this to be very effective.  There has been no additional provision for losses for the six months ending June 30, 2010.

Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company recognizes revenue from gaming operations in accordance with ASC Topic 605 which requires revenues to be recognized when realized or realizable and earned.  Revenues derived from gaming operations including: mutuel, admission, program, food and beverage, card room, and other revenues are collected shortly before the earning events take place. The Company recognizes revenues from the Company's real estate operations in accordance with ASC Topic 360-20, and sales are generally recognized when consummated , which is upon the closing of the sale, unless the down payment is insufficient to accrue the revenue.

The Company's policy for unclaimed winning tickets follows the requirements as set forth by the State of Florida. Abandoned tickets are winning tickets that remain uncashed for a period of one year. The value of the abandoned tickets escheat to the state. These funds are deposited into the State School Fund for support and maintenance of Florida's public schools. During the first six months of  2010, unclaimed winnings totaled $211,241.

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

In April, 2010, the Florida legislature subsequently enacted legislation which provided for a reduction in the tax rate for racetracks operating slot facilities in Miami-Dade and Broward Counties from 50% to 35% as well as a reduction in the annual license fee from $3 million to $2 million over a two-year period and removes wagering limits for poker. Under SB 622, the Seminole tribe would gain the exclusive right to have blackjack and other table games at three Broward County casinos and two others in Imokalee and Tampa. All seven tribal casinos also would be able to keep operating Las Vegas-style slot machines. On April 15, 2010, the Florida Senate passed SB 622 and on April 19, 2010, the House of Representatives passed SB 622. On April 28, 2010 the Governor of Florida signed SB 622, which  became effective on July 1, 2010. In accordance with SB 622 legislation, the annual license fee was reduced to $2.5 million on July 1, 2010 and then $2.0 million on July 1, 2011.  Miami Jai-Alai will be able to operate up to 2,000 machines, have ATM machines at the facility, and hours of operation during the week will be 18 hrs a day and 24 hours a day on weekends.

RESULTS OF OPERATIONS -- SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2010 COMPARED WITH SECOND QUARTER AND SIX MONTHS  ENDED JUNE 30,   2009

During the quarter ended June 30, 2010,  Miami only operated live jai-alai one month, April,  compared to operating three months of live Jai-Alai during the quarter ended June 30, 2009.   Ft. Pierce normally operates live jai-alai during the first quarter,  but did not start live jai-alai until May 7th, 2010,  and will continue live jai-alai through August 28, 2010.  By comparison, Ft. Pierce did not conduct live jai-alai during the three months  ended June 30, 2009.   Ft. Pierce  conducted a full schedule of Inter-Track Wagering (“ITW”) for the quarters ending June 30,  2010 and June 30, 2009.   Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. Ft. Pierce and Miami operate a card room, with the  Miami location also offering dominoes in its’ card room.

Handle Analysis for the Quarter Ended June 30, 2010 compared to the Quarter ended June 30, 2009
Total handle (amount of money wagered) for the three months ended June 30, 2010 was $10,743,640 of which $3,876,330 was from live jai-alai wagering and $6,867,310 was from inter-track wagering.  This compared to the total handle (amount of money wagered) of  $16,334,434 for the three months ended June 30, 2009, of which $7,136,875 was from live jai-alai wagering and $9,197,559 was from inter-track wagering.  The $5,590,794 decrease is due to a decrease of $3,260,545 of live jai-alai and a decrease of $2,330,249 in ITW. Handle decreased due to the increased competition, the overall economy, and the scheduling of  live jai-alai at Miami and Ft. Pierce.

Total Pari-Mutuel  Revenues for the Quarter ended June 30, 2010 compared to Quarter ended June 30, 2009
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended June 30, 2010 were $1,197,013 compared to pari-mutuel revenues of $1,891,107 the same period in 2009, a 37% decrease. Revenues for the quarter ended June 30, 2010 ($1,197,013) consisted of $598,376 from live Jai-Alai wagering and $598,637  from Inter-Track Wagering. Pari-mutuel revenues (net of state pari-mutuel taxes) for the  quarter ended June 30, 2009 ($1,891,106) consisted of $1,139,786 from live Jai-Alai wagering and $751,320  from Inter-Track Wagering.

Card Room Revenue for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009
Card room Revenue for the three months ended June 30, 2010 was $1,179,781 compared to  $1,539,538 for the three months ended June 30, 2009 a $359,757 decrease.   Card room  operating expenses totaled $534,276 for the quarter ending June 30, 2010, compared to $671,590 or the quarter ending June 30, 2009.

Admissions  for the quarter  ended June 30, 2010  compared to the quarter ended June 30, 2009
Admissions income, net of state taxes, for the quarter ended June 30, 2010 was $2,023 compared to $8,089 for the same period in 2009. Ft. Pierce does not charge admission at their facility.

Food, beverage and other income for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009
Food, beverage and other income for the quarters ended June 30,  2010 and June 30,  2009 were $274,109 and $334,802, respectively.
The decrease of $60,693 is primarily due to decreased concession and bar revenues sales due to fewer patrons at the facilities.

Real Estate Revenue for the quarter  ended June 30,  2010 compared to the quarter ended June 30, 2009
There were no real estate sales for the quarters ended June 30, 2010 and June 30, 2009.

Total Operating Revenues for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009
Total Operating Revenues for the quarter ended June 30, 20010 were $2,652,926 compared to $3,773,535 for the same period in 2009, a decrease of $1,120,609. All areas of revenue declined during the quarter ended June 30, 2010.

Operating  Expenses for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009
The Company's operating expenses for the three months ended June 30, 2010 were $3,066,100 compared to $3,748,321 for the same period in 2009.  The components of  the Company’s operating expenses and their comparison to the second quarter last year are as follow:  Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses.  Player costs for the quarter  ending June 30, 2010 and June 30, 2009, were $596,845 and $761,054 respectively.  Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses.  These expenses totaled $242,621 for the quarter ended June 30, 2010, compared to $316,797 for quarter ended  June 30, 2009. The components of the 2010 wagering equipment and expenses were $68,561 in ITW tote, interface, and telephone charges; $39,423 in totalizator equipment rental; $44,150  in satellite charges and $90,488 in camera/television rental. The components of the 2009 wagering equipment and expenses were $85,479 in ITW tote, interface, and telephone charges; $62,631 in totalizator equipment rental; $52,000 in satellite charges and $116,687 in camera/television rental. Utilities expense totaled $118,741 and $146,878 respectively, for the quarter ended June 30, 2010 and June 30, 2009. Operating expenses (including payroll costs)  for the cardroom, bar, program, souvenir, parking,  and concessions costs were $775,826 and $941,522 for the quarters ended June 30,  2010 and June 30, 2009,  respectively. Operating payrolls for mutuels, maintenance, admissions, office, security and contract labor costs totaled $623,059 and $699,196 for the quarters ended June 30, 2010 and June 30, 2009, respectively.    Of the $623,059,  $166,159 was mutuels payroll, $148,642 was maintenance payroll, $4,687 was admissions payroll, $44,900 was office payroll, and $258,671 was security payroll.     Maintenance and cleaning expenses for the quarter ended June 30, 2010,  totaled $63,269 compared to $72,749 for the same period in 2009.    Advertising expense for the quarter ended June 30, 2010, totaled $47,144 compared to $73,377 for the quarter ended June 30, 2009, a $26,233 decrease.

General And Administrative Expenses for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009
The Company's general and administrative expenses  for the quarters ended June 30, 2010 and June 30, 2009 were $1,336,986 and $1,107,210, respectively, an increase of $279,776.  Significant categories of the Company’s general and administrative expenses for the second quarter of 2010  compared to the second  quarter of 2009 are as follows:   Executive salaries and director fees for the quarter ended June 30, 2010 were $161,571 compared to $163,781 for the quarter ended June 30,  2009 (see consulting fees). Professional fees were $182,741 for the quarter ending June 30, 2010 compared to $155,156 for the same period in 2009. Consulting fees were $195,000 for the quarters ended June 30, 2010 and June 30, 2009.   Consulting  fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO. Travel and entertainment expense decreased from $90,318  for the second quarter of 2009, to $80,002 for the second quarter of 2010.  Interest expense saw an increase of $216,718 for the quarter ended June 30, 2010.  Interest expense continues to increase due to default interest rates being charged on outstanding notes,

Handle Analysis for the Six Months Ended June 30, 2010  compared to the Six Months ended June 30, 2009
Total handle (amount of money wagered) for the six months ended June 30, 2010 was $24,397,176 of which $9,903,647 was from live jai-alai wagering and $14,493,529 was from inter-track wagering.    Total handle (amount of money wagered) for the six months ended June 30, 2009 was $33,642,088 of which $14,998,290 was from live jai-alai wagering and $18,643,798 was from inter-track wagering.Total handle decreased $9,244,912 or 27% for the six months ended June 30, 2010.

Total Pari-Mutuel Revenues for the Six Months  ended June 30, 2010 compared to the Six months  ended June 30, 2009
Pari-mutuel revenues (net of state pari-mutuel taxes) for the six months ended June 30, 2010 were $2,740,558 compared to $3,903,900  for the same period in 2009. Revenues ($2,740,558) for the six months ended June 30, 2010 consisted of $1,483,504 from live Jai-Alai wagering and $1,257,054  from Inter-Track Wagering. Revenues ($3,903,900) for the six months ended June 30, 2009 consisted of $2,359,275 from live Jai-Alai wagering and $1,544,625 from ITW.

Card Room Revenue for the six months ended June 30, 2010 compared to the six months  ended June 30, 2009
Card room Revenue for the six months ended June 30, 2010 was $2,476,059 compared to $3,246,773 for the six months ended June 30, 2009 a $770,714 decrease.  Ft. Pierce had card room revenue of $1,822,296 during the six months ended June 30, 2010, compared to $2,226,532 for the same period in 2009.  Miami had card room revenue of $653,763 for the six months ended June 30, 2010, compared to $1,020, 241 for the same period in 2009.   Card room operating costs totaled $1,101,243 for the period ending June 30, 2010, with Ft. Pierce having expense of $763,912 and Miami having card room expense of $337,331.  This compares to card room operating costs of $1,382,381 for the same period in 2009.

Admissions  for the six months  ended June 30, 2010 compared to the six months  ended June 30, 2009
Admissions income, net of state taxes, for the six months ended June 30, 2010 was $8,704 compared to $11,932 for the six months ended June 30, 2009.  Ft. Pierce does not charge admission.

Food, beverage and other income for the six months ended June 30, 2010 and June 30, 2009
Food, beverage and other income for the six months ended June 30,  2010 and June 30,  2009 were $554,968 and $712,363 respectively, a $157,395 decrease.  All areas of revenue decreased for the six months ended June 30, 2010.

Real Estate Revenue for the six months  ended June 30,  2010 compared to six months  ended June 30, 2009
There were no real estate sales for the six months ended June 30, 2010 and June 30, 2009.

Total Operating Revenues for the six months  ended June 30, 2010 compared to six months ended June 30, 2009
Total Operating Revenues for the six months ended June 30, 2010 was $5,780,289 compared to $7,874,968 for the same period in 2009, a decrease of $2,094,679.    Pari-Mutuel  Revenue decreased $1,163,342 for the six months ended June 30, 2010, and other revenue decreased $931,337.

Operating  Expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009
The Company's operating expenses for the six months ended June 30, 2010 were $6,383,548 compared to $7,861,054 for the same period in 2009, a decrease of $1,477,506.    The components of  the Company’s operating expenses and their comparison to the six months ended June 30, 2010  are as follow:  Player costs, salaries, benefits, and support staff, represent a significant portion operational expenses.  Player costs for the six months ending June 30, 2010 and June 30, 2009, were $1,266,738 and $1,651,399 respectively.  Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses.  These expenses totaled $546,913 for the six months ended June 30, 2010, compared to $624,852 for quarter ended  June 30, 2009.   The components of the 2010 wagering equipment and expenses were $144,985 in ITW  tote, interface, and telephone charges; $100,795 in totalizator equipment rental; $95,650  in satellite charges and $205,483 in camera/television rental. The components of the 2009 wagering equipment and expenses were $166,494 in ITW  tote, interface, and telephone charges; $125,359 in totalizator equipment rental; $103,500  in satellite charges and $229,499 in camera/television rental. Utilities expense totaled $202,684 and $278,081 respectively, for the six months ended June 30, 2010 and June 30, 2009. Operating expenses (including payroll costs)  for the cardroom, bar, program, souvenir, parking  and concessions costs were $1,590,422 and $1,964,846 for the six months ended June 30,  2010 and June 30, 2009,  respectively, a $374,424 increase. Operating payrolls for admissions, mutuels, office, maintenance and security and contract labor costs totaled $1,268,995 and $1,459,003 for the six month periods ended June 30, 2010 and June 30, 2009, respectively.  Of the $1,268,995,  $357,801 was mutuels payroll, $300,287 was maintenance payroll, $12,414 was admissions payroll, $86,393 was office payroll, and $512,101 was security payroll. This Compares to the six months ended June 30, 2009, of $1,459,003,  $441,358 was mutuels payroll, $344,780 was maintenance payroll, $19,293 was admissions payroll, $106,671 was office payroll, and $546,900 was security payroll. Maintenance expense for the six months ended June 30, 2010,  totaled $123,678 compared to $151,440 for the same period in 2009.  Advertising expense for the six months ended June 30,  2010, totaled $97,919 compared to $129,903 for the six months ended June 30, 2009.

General And Administrative Expenses for the six months ended June 30, 2010  compared to the six months ended June 30, 2009
The Company's general and administrative expenses  for the six months ended June 30, 2010 and June 30, 2009, were $2,544,977 and $2,242,057  respectively, a $302,920 increase.   Executive salaries and director fees for the six months ended June 30, 2010 were $324,145 compared to $324,567 or the six months ended June 30,  2009 (see consulting fees). Professional fees decreased from $401,450 for the  six months 2009 to $290,217 for the  six months ended June 30, 2010. Consulting fees were $390,000 for the six months ended June 30, 2010 and June 30, 2009.   Consulting  fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO.  Travel and entertainment expense decreased from $189,328 for the period ended June 30, 2009 to $136,970 for the same period in 2010, a $52,358 decrease. Interest expense increased due to the default interest rate being charged on the delinquent notes, and additional short term borrowings.

Real Estate Cost of Sales
The  Company had no real estate cost of  sales during the quarters ended or six months ended June 30, 2010 and June 30, 2009.

Other Income
The Company had other income of $41,707 for the quarter ended June 30, 2010, compared to  $995,509 for the quarter ended June 30, 2009. Other income for the quarter ended June 30, 2010, consisted of $39,548 in pari-mutuel tax credits, and interest income of $2,159.   Other income for the quarter ended June 30, 2009, consisted of  $870,185 on the gain for the compensation of the right-of-way by Miami-Dade County,  $124,490 in pari-mutuel tax credits, and interest income of $834.

The Company had other income of $211,680 for the six months ended June 30, 2010, compared to other income of $1,221,566 for the six months ended June 30, 2009.  Other income for the six months ended June 30, 2010, included $209,262 in pari-mutuel credits, and $2,418 in interest income.  This compares to the six months ended June 30, 2009, where other income included a $870,185 gain from the compensation of the right-of-way by Miami-Dade County, $306,209 in pari-mutuel credits, $39,872 refund from the City of Miami Fire Rescue,  and $5,300 in interest income. The gain of $870,185 is a result of  Florida Gaming completing Phase 1 of its two-phase acquisition of  the 10.982 acres of property from Miami-Dade County (“County”).  As part of this transaction, the County purchased the right-of-way for the use of  .492 acres from the Company for $1,014,300. The Company recorded a gain of $870,185 on the sale  of the right-of-way by the County.

Tax Loss Carryforwards
At December 31, 2009, the Company had tax net operating loss (NOL) carryforwards of approximately $20,042,000 available to offset future taxable income.  These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2023.

Summary of Operations
Due to a number of factors affecting consumers, the volatility in the stock market,  high unemployment levels, all of which have resulted in reduced levels of consumer spending, the outlook for the gaming industry remains highly unpredictable. All areas of revenue saw a decrease during the quarter and six months ended June 30, 2010.

The Company had net loss of $1,824,420 or ($.50)  per common share for the three months ended June 30,  2010, compared to net  loss of  $224,142 or ($.09) per common share  for the quarter ended June 30, 2009. All areas of revenue decreased during the second quarter 2010.

The Company had net loss of $3,170,163 or ($.88)  per common share for the six months ended June 30,  2010, compared to net  loss of  $1,284,654 or ($.41) per common share  for the quarter ended June 30, 2009. Pari-mutuel revenue, card room,  food, beverage and other revenue  all decreased during the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents at June 30, 2010 was $741,319.  At June 30, 2010, the Company had a negative working capital of $15,316,737.   At December 31, 2009, the Company had negative working capital of $11,926,189.  This is an increase in negative working capital of $3,390,548 during the six months ended June 30, 2010. During the six months ended June 30,  2010, the Company has seen an increase in current liabilities of $935,176, and an increase of $2,291,177 in accounts payable and accrued expenses.  The Company borrowed $735,000 in short term debt during the first six months ended June 30, 2010.

During the six months ended  June 30, 2010, net cash used in Company's operating activities was $709,251 compared to net cash used in operating activities of $989,572 during the six months ended June 30, 2009.  The Company had an increase in accounts payable and accrued expenses of $2,241,177 during the first six months ended June 30,  2010, compared to an increase of $947,651 during the same period in 2009.  During 2010, some of the expenses accrued, include  management fee expenses of $390,000, dividends of  $269,515, accrued professional fees of $188,346, accrued property taxes of $141,782 and accrued interest of $608,441. The Company has experienced increased interest expense due to increased borrowing and the default interest rate being charged on certain loans.    The Company's continuing operating expenses consist principally of office expenses, general and administrative expenses, and costs associated with live Jai-Alai, ITW operations and cardroom operations.

During the six months ended June 30, 2010, cash used in investing activities was $53,655 in purchases of property and equipment compared to cash provided by  investing activities of $719,050 for the six months ended June 30, 2009.   During 2009, Miami Dade County purchased .492 acres from the Company for $1,185,345.  The .492 acres sold to the County will be used by the Miami-Dade Metro Rail, an overhead light rail system.

During the six months ended June 30, 2010, cash provided by financing activities was $684,969 compared to cash used in financing of $84,468 during the same period in 2009.  During the six months  ended June 30, 2010, the Company borrowed $250,000 from H2C, Inc. and an additional $485,000 from Nurmi Properties, LLC. This compares to the six months ended June 30, 2009, during which the Company received $98,750 from 30,000 stock options that were exercised, dividends paid of $43,289, and repaid debt of $139,929.

The Company leased totalizator equipment from Scientific Games Corp. at each fronton under leases which expired October 31, 2008, but subsequently being leased on a month- to- month basis. The leases required minimum annual rental at the Miami and Ft. Pierce locations. Transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of $500 per performance. Total totalizator rental expense and other equipment rental under operating leases for the six months ended June 30, 2010 and 2009 was approximately $100,795 and $125,359, respectively.

The Company also leased parking facilities adjacent to the Miami fronton. This lease was dated February 17, 2003, and lease payments totaled $34,000 in 2009, with the lease concluding with the purchase of the Miami-Dade County property.

At December 31, 2009, the Company had two notes mature, Isle of Capri Casinos, Inc. (“Isle”) for $3,000,000 plus  interest, and the Stuckert/Howell Note of $1,000,000 plus interest.  The Company failed to pay these amounts on December 31, 2009 at maturity (For more information reference Form 8-K dated December 31, 2009).  On March 1, 2010 the Company was served with a complaint by Isle  (See Item 1. Legal Proceedings) .   At June 30, 2010, the Company owed Isle $3,000,000 principal plus interest.

At June 30, 2010, the Company owed $1,000,000 principal plus interest on the Stuckert/Howell note.  As of the date of this filing, Mr. Stuckert and Mr. Howell have not informed the Company of any default.

At June 30, 2010 the Company owed West Flagler/Calder $416,666 principal balance plus interest.  The Company failed to make the required payments to West Flagler/ Calder since July 2009, and on December 23, 2009, Centers was served with a summons and complaint (See Item 1. Legal Proceedings).

At June 30, 2010, the Company owed $2,887,920  on a note to Miami-Dade County.

The Company borrowed $500,000  from Nurmi Properties, LLC on December 11, 2009, and additional borrowings from Nurmi total $335,000 through March 31, 2010 (See Form 8-K’s dated December 11, 2009, and February 4, 2010). On April 16, 2010 the Company borrowed an additional $75,000 from Nurmi Properties, LLC (See Form 8-K dated April 16, 2010), for a total of $910,000. On June 2, 2010, the Company borrowed an additional Seventy Five Thousand Dollars ($75,000) from the Lenders pursuant to a Note and Mortgage Modification (the “Fifth Modification”), among the Company and the Lenders.  The Original Note and Mortgage became $985,000 rather than $910,000. (See Form 8-K dated June 2, 2010).

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

On July 1, 2010, the Company entered into a Promissory Note and Mortgage  pursuant to which the Lender advanced to the Registrant fifty thousand dollars ($50,000) (the “Advance”).   Under the Agreements, the outstanding principal amount of the Advance bears interest at an annual rate of ten percent (10%).  Accrued interest is payable to the Lender in five monthly installments of $416.66, with a balloon payment of the outstanding principal amount of the Advance and all accrued but unpaid interest due on December 31, 2010.  The Company’s obligations under the Note are secured by a first mortgage (the “Mortgage”) in the Lender’s favor with respect to with respect to 18 acres of unimproved real property in St. Lucie County in the state of Florida.  No prepayments are permitted under the Note.  For further information refer to Form 8-K filed July 8, 2010.

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

During the six months ended June 30, 2010, Centers’ gaming operations comprised  100% of the Company’s revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

June 30, 2010

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)
Florida Gaming Centers	98%	$15,501	100%	$5,780	100%	$(3,159)
Tara Club Estates	2%	263	-	-0-		(11)
Consolidated Total	100%	$15,764	100%	$5,780	100%	$(3,170)

June 30,  2009

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)
Florida Gaming Centers	98%	$16,660	100%	$7,875	100%	$(1,269)
Tara Club Estates	2%	333	-	-0-		(16)
Consolidated Total	100%	$16,993	100%	$7,875	100%	$(1,285)

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

ASC Topic 820 requires disclosure of assets and liabilities measured at fair value on a nonrecurring basis.  The following table presents the financial assets carried by the Company at fair value as of   June 30, 2010 and 2009 and by Topic 820 valuation hierarchy (as described above).

Assets measured at fair value on a nonrecurring basis as of  June 30, 2010

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

In accordance with the provisions of ASC Topic 360-10-05 the Company periodically evaluates and adjusts its real estate held for sale for impairment.  The Company maintained a reserve for loss of $68,569 on its real estate held for sale as of  June 30, 2010.  A provision of $63,500 was made to the reserve in the fourth quarter 2009 due to the decrease in real estate values in the area where the property is located.

ASC Topic 820 also requires disclosure of assets and liabilities measured at fair value on a recurring basis.  The Company measured no assets or liabilities at fair value on a recurring basis as of  June 30,  2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Under SEC regulations, the information called for by this item is not required because the Company is a smaller reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

As of  June 30, 2010, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of  June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of  June 30, 2010, the Company maintained effective internal control over financial reporting.

(b) Changes in internal controls. The Company made no changes to its internal control over financial reporting during the most recent fiscal quarter.

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

b

Item 1a.  Risk Factors.

               Not required for smaller reporting companies.

 Item 2.  Unregistered sales of equity securities and use of proceeds

None

Item 3.  Defaults upon Senior Securities.

As of June 30, 2010, the Company had accrued but not paid dividends on their four classes of Preferred Stock:

The Company owes the following amounts on their Preferred Stock:

Preferred A:	$39,431
Preferred AA:	$612,500
Preferred B:	$52,877
Preferred F:	$220,000

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

10.19
Note and Mortgage Modification between the Registrant and Nurmi Properties, dated February 4, 2010,  was filed as Exhibit 10.19 to an 8-k filed February 10, 2010  and is incorporated herein by reference as Exhibit 10.19.

10.20	Note between the Registrant and H2C, dated February 4, 2010, was filed as Exhibit 10.20 to an 8-k filed February 10, 2010 and is incorporated herein by reference as Exhibit 10.20.

10.21
Note and Mortgage Modification between the Registrant and Nurmi Properties, dated  March 10,  2010,  was filed as Exhibit 10.21 to a 10-k filed March 31, 2010, and is incorporated herein  by reference as Exhibit 10.21.

10.22
Note and Mortgage Modification between the  Registrant and Nurmi Properties, dated  March 25,  2010, was filed as Exhibit 10.22 to a 10-k filed March 31, 2010, and is incorporated herein by reference as Exhibit 10.22.

10.23
Note and Mortgage Modification between the  Registrant and Nurmi Properties, dated  April 16,  2010,  was filed as Exhibit 10.23 to an 8-k filed April 22, 2010, and is incorporated herein by reference as Exhibit 10.23.

10.24	Note between the Registrant and H2C, dated April 28, 2010, was filed as Exhibit 10.24 to an 8-k filed on May 4, 2010, and is incorporated herein by reference as exhibit 10.24.

10.25	Mortgage between the Registrant and H2C, dated April 28, 2010, was filed as Exhibit 10.25 to an 8-k filed May 4, 2010 and is incorporated herein by reference as exhibit 10.25.

10.30	Note and Mortgage Modification between the Registrant and Nurmi Properties, dated June 2, 2010, and is incorporated herein by reference as Exhibit 10.30.

10.31	Promissory Note entered into between the Registrant and H2C, dated July 1, 2010, was filed as Exhibit 10.31 to a 8-k filed July 8, 2010 and is incorporated herein by reference as Exhibit 10.31.

10.32	Mortgage entered into between the Registrant and H2C, dated July 1, 2010, was filed as Exhibit 10.32 to an 8-k filed July 8, 2010 and is incorporated herein by reference as Exhibit 10.32.

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

Registrant filed a report on Form 8-K dated  June 2, 2010, reporting the transaction with Nurmi Properties, LLC

Registrant filed a report on Form 8-K dated  July 1, 2010, reporting the transaction with  H2C, Inc.

FLORIDA GAMING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION (Registrant)

Date: August 16, 2010	By:	/s/ W.B. Collett
W.B. Collett
Chairman of the Board and Chief Executive Officer

Date: August 16, 2010	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer