Form 10-Q
period 2010-09-30
FLORIDA GAMING CORP
filed 2010-11-15
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐     No  ☒

As of  November 15, 2010, there were 3,888,959 shares of the Registrant’s common stock outstanding.

FLORIDA GAMING
CORPORATION

PART 1.  FINANCIAL INFORMATION

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
    (Unaudited)

	September 30,	December 31,
	2010	2009
CURRENT ASSETS:
Cash and cash equivalents (Note 3)	$505,731	$819,256
Accounts receivable, net	142,383	234,674
Inventory (Note 3)	29,519	43,494
Total current assets	$677,633	$1,097,424

PROPERTY AND EQUIPMENT:

Land	$8,164,543	$8,164,543
Buildings and improvements	8,941,404	8,941,404
Furniture, fixtures and equipment	1,851,728	1,782,111
	$18,957,675	$18,888,058
Less accumulated depreciation	(4,810,274)	(4,480,410)
	$14,147,401	$14,407,648

REAL ESTATE HELD FOR SALE (net)	234,000	234,000

OTHER ASSETS	344,054	488,788
	$15,403,088	$16,227,860

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 3)	$10,650,454	$6,610,867
Short-term borrowing and current portion of long-term debt	7,390,501	6,412,746
Total current liabilities	$18,040,955	$13,023,613

LONG-TERM LIABILITIES
Long-term portion notes payable	2,730,081	3,002,813

STOCKHOLDERS’ EQUITY (See Notes 3, 6, and 7):

Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 27,756 shares issued and outstanding at September 30, 2010 and December 31, 2009	2,776	2,776

Class AA convertible preferred stock, convertible to common stock; $.10 par value, 5,000 shares authorized; 5,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	500	500

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at September 30, 2010 and December 31, 2009	5	5

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 2,000 Shares issued and outstanding at September 30, 2010 and December 31, 2009	200	200

Common stock, $.20 par value, authorized 7,500,000 shares, 3,888,959 issued and outstanding at September 30, 2010 and December 31, 2009	777,792	777,792

Capital in excess of par value	50,635,532	50,615,750
Accumulated deficit	(56,784,753)	(51,195,589)
Total stockholders’ equity (deficit)	(5,367,948)	201,434
Total liabilities and stockholders’ equity (deficit)	$15,403,088	$16,227,860

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net of State Taxes	$364,524	$866,183	$1,848,028	$3,225,458
Inter-Track Commissions	350,198	591,197	1,607,252	2,135,823
Pari-Mutuel Revenue	$714,722	$1,457,380	$3,455,280	$5,361,281

OTHER REVENUE
Cardroom Income	1,105,754	1,535,765	3,581,813	4,782,538
Admissions Income, net of taxes	-	7,968	8,704	19,900
Programs, Food, Beverage and Other	181,190	291,079	736,158	1,003,442
Total Operating Revenue	2,001,666	$3,292,192	7,781,955	$11,167,161

EXPENSES
Operating	$2,628,168	$3,622,251	$9,011,697	$11,483,325
General and Administrative	1,273,309	1,336,553	3,818,306	3,578,591
Depreciation and Amortization	115,802	136,455	349,408	414,532
	$4,017,279	$5,095,259	$13,179,411	$15,476,448
NET LOSS FROM OPERATIONS	$(2,015,613)	$(1,803,067)	$(5,397,456)	$(4,309,287)

OTHER INCOME
Pari-Mutuel Tax Credits	0	209,791	209,262	515,999
Gain on Sale of Right-of-Way	0	0	0	870,185
Misc.Income	0	0	0	39,872
Interest Income	885	264	3,303	5,565
	885	210,055	212,565	1,431,621
NET LOSS BEFORE INCOME TAX	(2,014,728)	(1,593,012)	(5,184,891)	(2,877,666)
Income Tax		(9,760)		(9,760)
NET LOSS	(2,014,728)	(1,602,772)	(5,184,891)	(2,887,426)
Dividends on Preferred Stock	134,758	135,939	404,273	407,818
NET LOSS CONTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,149,486)	$(1,738,711)	$(5,589,164)	$(3,295,244)
Basic Loss per Common Share	$(0.55)	$(0.45)	$(1.44)	$(0.86)
Diluted Loss per Common Share	$(0.55)	$(0.45)	$(1.44)	$(0.86)
Weighted Avg Common Shares Outstanding	3,888,959	3,888,917	3,888,959	3,853,006

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	30-Sep	30-Sep
	2010	2009
Cash flows from operating activities:
Net Loss	$(5,184,891)	$(2,887,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	349,408	414,532
Stock Options and Warrants	19,782	231,257
Gain on sale of right of way	0	(870,185)
Decrease in inventory	13,976	9,946
Decrease in other assets	125,189	76,747
Decrease (increase) in accounts receivable	92,291	(14,664)
Increase in a/p and accrued expenses	3,635,314	1,005,535
Net cash used in operating activities	(948,931)	(2,034,258)

Investing Activities:
Proceeds from sale of right-of-way	0	935,345
Purchases of property and equipment	(69,617)	(507,460)
Net proceeds provided by (used in) investing activities	(69,617)	427,885

Financing Activities:
Proceeds from issuance of debt	785,000	1,239,250
Proceeds from issuance of common stock	0	98,750
Repayment of debt	(79,977)	(270,903)
Dividends paid	0	(43,289)
Net cash provided by financing activities	705,023	1,023,808

DECREASE IN CASH	(313,525)	(582,565)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	819,256	1,512,719
CASH AND CASH EQUIVALENTS AT SEPT. 30, 2010 AND SEPT. 30, 2009	$505,731	$930,154
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$176,784	$120,965
Capitalized financing costs	$-	$35,830
Non cash financing costs	$-	$3,013,586

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets as follows:

Buildings	39 years
Land and building improvements	15 years
Furniture and equipment	5-7 years
Automobiles	5 years

	September 30
	2010	2009
Land	$8,164,543	$8,164,543
Buildings and improvements	8,941,404	8,941,404
Equipment furniture and fixtures	1,700,992	1,633,849
Automobiles	85,910	85,910
Construction in progress	64,826	61,283
Less accumulated depreciation	(4,810,274)	(4,363,933)
	$14,147,401	$14,523,056

Depreciation Expense totaled  $329,863 and $363,108 during the nine months ended September 30, 2010 and 2009, respectively.

Long-lived assets: The Company's investment in its residential and commercial property is carried at cost. The Company evaluates the carrying value of its real estate development and other long-lived assets, annually under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 360, “Plant, Property, and Equipment” and ASC Topic 970 “Real Estate.”

Bad Debt Reserve: The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables. There was no allowance for doubtful accounts recorded for  the nine months ending September 30, 2010 and 2009.

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at  September 30, 2010.

Other comprehensive income:  The Company follows the provisions of ASC Topic 220, “Comprehensive Income.” The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income at September 30, 2010 and September 30, 2009.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. As of  September 30, 2010,  and  September 30,  2009 the Company's unclaimed winnings (outs) totaled $123,718  and  $188,364, respectively.

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

The Company follows ASC Topic 740, “Income Taxes” regarding accounting for income tax uncertainties. ASC Topic 740 states that a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company maintained no net tax assets at September 30,  2010 and 2009.

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

The net loss per common share for the quarters ended September 30, 2010 and September 30, 2009 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock ($134,758 and $135,939 respectively) by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended September 30, 2010 and September 30, 2009 was 3,888,959 and 3,888,917, respectively.

The net loss per common share for the nine months ended September 30, 2010 and September 30, 2009 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock ($404,273 and $407,818 respectively) by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the nine months ended September 30, 2010 and September 30, 2009 was 3,888,959 and 3,853,006, respectively.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the three or nine months ended September 30, 2010 and September 30, 2009 because the effect would be antidilutive.

Advertising Costs: Advertising costs are expensed as incurred.

Stock Options and Warrants:   The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with ASC Topics 718 and 505-50.  The Black-Scholes option pricing model uses assumptions for inputs including the risk free rate of return, expected forfeitures, expected volatility, expected term, and expected dividends.  The risk-free rate of return for the option or warrant life is based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term.  Expected forfeitures are based on environmental factors tied to the options and warrants as well as historical behavior.  Expected volatilities are based on historical volatility of the Company’s stock.  Expected terms are generally based on the options contractual term unless environmental factors reflect that the option holder would likely exercise their option sooner.

During the nine months ended September 30, 2010, there were no options exercised.  This compares to  25,000 options that were exercised by  a director  at $3.50 per share, and 5,000 options were exercised by an officer at $2.25 per share during the nine months ended September 30, 2009.

	Shares	Exercise Price
Outstanding, beginning of year	985,625	$8.97
Granted	392,500	$8.08
Exercised	-0-
Forfeited	-0-
Expired	(382,500)	$9.39
Outstanding, at September 30, 2010	995,625	$8.46
Options and warrants exercisable at September 30, 2010	995,625

On July 11, 2010 the company extended 362,500 options for one year, at $8.25 per share. The Company recognized total stock based compensation expense of $14, 152 during the quarter and nine months ended September 30,  2010.   This compares to the Company extending 362,500 options on July 11, 2009 for one year, at $8.25 per share.   The fair value of the options extended were determined using the following assumptions:

July 11, 2010
Risk Free Rate of Return	.3%
Expected Forfeitures	50.0%
Expected Volatility	49.37%
Expected Term	1 year
Expected Dividends	none

On August 17, 2010, the Company issued Mr. Steven Craig 30,000 options at $6.00 per share with an expiration of December 11, 2011.  The warrants were issued for his consulting services and his efforts to assist the Company in securing long term financing.   The Company recognized total compensation expense of $5,630 during the three months ended September 30, 2010 for these warrants.

August 17, 2010
Risk Free Rate of Return	.26%
Expected Forfeitures	50.00%
Expected Volatility	49.37%
Expected Term	1.3 years
Expected Dividends	None

Real Estate Development: The Company's Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition and development costs by the number of lots developed.

Compensated Absences: The Company has not accrued compensated absences for the nine months ending September 30, 2010 and 2009 because the amounts cannot be reasonably estimated.

Subsequent Events: The Company adopted the provisions of SFAS No. 165, “Subsequent Events” (SFAS 165), during the year ended December 31, 2009.  SFAS 165, as incorporated into ASC Topic 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and through the date financial statements are issued. In accordance with ASC Topic 855, the Company evaluated and disclosed all material  events or transactions that occurred after September 30, 2010 and through November 15, 2010, the date these financial statements were issued.

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

In February 2010, the FASB amended ASC Topic 855 “Subsequent Events.” This amendment allows entities which are either 1) SEC filers or 2) conduit bond obligors for conduit debt securities that are publicly traded to evaluate subsequent events through the date that their financial statements are issued; unlike other entities which must evaluate subsequent events through the date their financial statements are available to be issued. The adoption of this amendment did not have a material effect on the Company’s financial statements

In July 2010, the FASB issued guidance to improve the disclosures about the credit quality of financing receivables and the allowance for credit losses.  The disclosures are effective for interim and annual reporting periods after December 15, 2010. The Company does not anticipate the adoption of this pronouncement to have an impact on its consolidated financial statements.

(4) REAL ESTATE HELD FOR SALE

As of September 30, 2010, the Company's subsidiary, Tara Club Estates, Inc. held six (6) residential lots at it’s residential real estate development (“Tara”), which are situated in Loganville, Walton County, Georgia with an aggregate carrying value of $234,000. The The Company had a mortgage note payable on one of the 6 lots at Tara Club Estates in Georgia.  The note matured on November 17, 2009.  The Company failed to repay the note at this time and the lender has refused to extend the note.  The note plus interest of $39,616 is currently in default.   The Company carries a valuation reserve  in the amount of $68,569.  A provision of $63,500  was made to the reserve  during  the  fourth  quarter  2009  due to the decrease  in  real  estate values in  the area where the property is located.   The Company has completed its development activities  at Tara. Accordingly, any future costs incurred related to these properties will be expensed.

Valuation Reserve Analysis
	9/30/2010	9/30/2009
Balance at the beginning of the year	$68,569	$5,069
Provision charged to operations	-0-	-0-
Charge offs to the reserve	-0-	-0-
Ending Balance	$68,569	$5,069

The Company had no real estate sales during the nine months ended September 30, 2010 and September 30, 2009.

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

(7) COMMITMENTS AND CONTINGENCIES

Miami Dade County. On January 6, 2009, the Company agreed to acquire a total of 10.982 acres of property from Miami-Dade County and sell .492 acres and a right-of-way to the county to be used by the Miami-Dade Metro Rail, an overhead light rail system.  The total purchase price of the 10.982 acres was $16,742,145. The Company agreed to exchange the .492 acres  and easement valued at $1,014,300, plus cash of $1,572,785, and a 15-year, 7 ¼% fixed rate interest note in the amount of $14,155,060 for the 10.982 acres of land.  The Company also received air-rights from Miami-Dade County over N.W. 37th  Avenue which separates the two parcels.  The phase two purchase of the approximately 8.7 remaining acres for $13,393,716 was to close no later than 60 days after the United States Corps of Engineers releases the property free and clear of environmental contamination or July 1, 2010, whichever is later.   On August 3, 2010, an Amendment to the Settlement Agreement was filed to change   the final closing date to provide that “the Final Closing shall occur not later than 60 days from such release and compliance or  October 28, 2011, whichever is later. Prior to the second closing, a resolution will be presented to the Board of Miami-Dade County Commissioners (Board) to close part of N.W. 37th Avenue.  If the Board votes to close the  road and the County decides to expand N.W. 36th Avenue within 36 months of the vote, the Company shall pay the cost of design, land acquisition and construction for said N.W. 36th Avenue road expansion as well as any required utility relocations with the total paid by the Company not to exceed $5,700,000.   Upon conclusion of these actions Miami Jai-Alai’s casino footprint will effectively grow from the present 8.9 acres to approximately 20 acres, thereby accommodating any potential future build-out. This will also allow Miami Jai-Alai to virtually enclose its casino area and provide a controlled, safe and well illuminated facility.

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

Letter of Credits:  The Company has letters of credit in favor of its bonding company totaling $250,000.  These letters of credit are secured by cash on deposit on an equal amount.

Dependence on One Vendor: The Company depends on Scientific Games Corp. (Scientific), a leading supplier of pari-mutuel wagering systems, to provide the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data accurately and in a secure manner. If Scientific failed to properly maintain their computer systems and software it could affect the security of wagering and the Company’s ability to serve its customers.   The Company is currently behind on their payments to Scientific.

Summer Jai Alai: In conjunction with the acquisition of WJA’s Frontons, the Company acquired WJA’s 21% interest in the Summer Jai-Alai, Partnership (the “Partnership”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami fronton during the six months between May 1 to October 31 (“Summer Jai-Alai Operations”).  The Company’s partners were Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors.  The Company’s interest in the Partnership was accounted for under the equity method and had a carrying value of $92,491 at September 30, 2010 and 2009.

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

Sale of Summer Jai-Alai Partnership:   On October 14, 2010, the Company’s subsidiary Florida Gaming Centers (“Centers”) sold to West Flagler Associates, Ltd. (“Flagler”) all of Centers’ interest in the Summer Jai-Alai Partnership (“Summer”) for a total purchase price of $2,501,583.  The purchase price included both cash ($2,000,000) and noncash ($501,583) compensation, including: $963,000 was delivered by Flagler to an escrow account in order to provide for and secure Centers' obligations to complete roof repair or replacement at Centers’ fronton and facility in Miami, Florida (the “Facility”); $54,592 was applied to the Company’s note and interest payable to Nurmi Property, LLC and Robinette Investments, LLC; $982,408 was paid directly to the Company; Flagler forgave its portion and assumed Calder Race Course, Inc.’s  (“Calder”) portion of a promissory note payable to both parties from the Company.  The debt forgiven and assumed by Flagler totaled principal of $416,666 and accrued interest of $84,917. (See attached exhibits 10.28 through 10.33)

Centers’ aforementioned obligation to complete roof repair at the Facility is pursuant to a September 24, 2010 roof repair agreement between Centers and Flagler.  Costs for the roof repair are the responsibility of Centers and may be paid out of the escrowed funds.  In the event that the escrowed funds are insufficient to pay all of the repair costs, then Centers maintains full responsible for the remaining costs. Excess escrow funds remaining after all repair costs are made are payable to Centers.  Additionally, a roof repair deadline date is set at December 31, 2010.  Failure to meet this deadline grants Flagler the right but not the obligation to cause any company to repair the Facility’s roof. Flagler can then seek reimbursement for such costs from the escrowed funds.  Flagler also maintains the right to set-off against any amounts that may be due from Summer to Centers under a Lease Agreement and a Permit Use Agreement any amounts that may be due in the event Centers fails to timely complete the roof repair.

Centers’ interest sold to Flagler consisted of its entire 21% ownership of the total issued and outstanding partnership interest in Summer, including any and all rights, title, and interest that Centers maintained in Summer’s gaming permit (the “Summer Permit”).  The Summer Permit enabled Summer to conduct pari-mutuel wagering during the period beginning May 1st and ending November 30th (the “Summer Season”)  of each year at the Facility in accordance with the following agreements between Centers and Summer: 1) an Amended and Restated Permit Use Agreement dated September 30, 2010; 2) a Lease Agreement dated September 30, 2010; and 3) a Memorandum of Lease dated September 30, 2010.

The Amended and Restated Permit Use Agreement (“APUA”) dated September 30, 2010 requires Centers to perform management services at the Facility during the term of the APUA.  Centers must conduct the minimum number of performances required by Florida law for the Summer Permit to be authorized to conduct pari-mutuel , intertrack wagering, and cardroom operations, but not more than 115% of the minimum required performances, subject to annual  adjustment agreed upon by the two parties.  All revenue of any type produced and all costs, expenses, and liabilities incurred from the Summer operations that specifically occur at the Facility during the APUA’s term belongs entirely to Centers. In the event Summer obtains authorization and a license under the Summer Permit to conduct cardroom operations at a location other than the Facility, Summer must remit to Centers 4.00% of Summer’s weekly gross cardroom receipts to supplement prizes paid in connection with live jai alai games conducted at the Facility.  The APUA commenced on October 1, 2010 and continues until the date which is seven years after all of the following events have occurred: 1) Centers obtains a slot machine license under Chapter 551 of the Florida Statutes, pursuant to Centers’ Miami Jai-Alai permit; 2) Centers installs slot machines, and holds itself out to the public as, and commences operations as, a slot machine gaming facility under Chapter 551, Florida Statutes; and 3) the first “coin-in” occurs at the Facility.  If the aforementioned events do not occur, the APUA terminates on its 21st anniversary.  Additionally, Summer has the option to unilaterally terminate the APUA at any time by giving Centers 30 days notice of such termination The Lease Agreement and Memorandum of Lease both dated September 30, 2010 outline terms for Summer to lease the Facility from Centers during the Summer Seasons.  The Lease Agreement and Memorandum have the same term as the APUA, including the unilateral option of Summer to terminate the lease with notice. Rent owed by Summer to Centers equals the product of $7,500 multiplied by the number of jai alai performances held during the period. Rent is capped at 115% of the minimum number of performances required under Florida law.

West Flagler/Centers vs FDBPR and  South Florida Racing Association, LLC : On June 30, 2010, W. Flagler and Florida Gaming Centers filed a constitutional challenge  regarding the enactment of changes to Florida Statutes in Chapter 551 that purport to enable the expansion of slot machine games in Miami Dade County to the site of Hialeah Park.  The Statutory Amendment conflicts with the Constitutional Provision, Article X, Section 23 in numerous ways.  The suit is pending in Leon County, Florida.

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

(9) NOTES

Isle of Capri Casinos, Inc. On October 29,2004, the Company borrowed $5 million  from Isle of Capri Casinos, Inc. (“Isle”), a Delaware corporation,  pursuant to a Secured Promissory Note (the "Note") which matured on December 31, 2008.  On December 31, 2008,  the Company paid $2,000,000 on the original note and issued a new note and mortgage for $3,000,000 to Isle.  The new Note for $3,000,000 was due December 31, 2009,  bears interest at the rate of ten percent (10%) per annum,  and is secured by a first mortgage on the Ft. Pierce Jai-Alai facility which is located on 37 acres owned by the Company. The Company failed to make the payment on the Note and the Company is currently in default.  The default interest accrues at 18%.  On March 1, 2010 the Company and Centers were served with a complaint by Isle (“See Item 1. Legal Proceedings” and Form 8-K dated March 1, 2010).   On March 19, 2010 the Company and Centers were served with a second complaint by Isle seeking foreclosure on the mortgage granted to Isle on the property located in Ft. Pierce, FL, and all buildings, structures, and fixtures and improvements thereon  (See Item 1. Legal Proceedings and Form 8-K dated March 19, 2010)

Nurmi Properties, LLC.  Florida Gaming Corporation, a Delaware corporation, and its wholly-owned subsidiary Florida Gaming Centers, Inc., a Florida corporation (collectively, the “Company”), borrowed Five Hundred Thousand Dollars ($500,000) from Nurmi Properties, LLC, a Delaware limited liability company, and Robinette Investments, LLC, a Florida limited liability company (collectively, the “Lenders”) pursuant to a Promissory Note and a Mortgage and Security Agreement (the “Original Note and Mortgage”).  On February 4, 2010, the Company borrowed an additional One Hundred Fifty Thousand Dollars ($150,000) from the Lenders pursuant to a Note and Mortgage Modification (the “First Modification”) among the Company and the Lenders.  Under the First Modification, the Original Note and Mortgage were modified such that the total amount due to the Lenders under the Original Note and Mortgage became $650,000 rather than $500,000. On March 8, 2010, the Company borrowed an additional One Hundred Fifty Thousand Dollars ($150,000) from the Lenders pursuant to a Note and Mortgage Modification (the “Second Modification”) among the Company and the Lenders.  Under the Second Modification, the Original Note and Mortgage were modified such that the total amount due to the Lenders under the Original Note and Mortgage became $800,000 rather than $650,000. On March 25, 2010, the Company borrowed an additional Thirty Five Thousand Dollars ($35,000) from the Lenders pursuant to a Note and Mortgage Modification (the “Third Modification”) among the Company and the Lenders, dated March 23, 2010. Under the Third Modification, the Original Note and Mortgage were modified such that the total amount due to the Lenders under the Original Note and Mortgage became $835,000 rather than $800,000. On April 16th, 2010, the Company borrowed an additional Seventy-Five Thousand Dollars ($75,000) from the Lenders pursuant to a Note and Mortgage Modification (the “Fourth Modification”) among the Company and the Lenders.  Under the Fourth Modification, the Original Note and Mortgage became $910,000 rather than $835,000.  On June 2, 2010, the Company borrowed an additional Seventy Five Thousand Dollars ($75,000) from the Lenders pursuant to a Note and Mortgage Modification (the “Fifth Modification”), among the Company and the Lenders.  Under the Fifth Modification (“the Fifth Modification”) the Original Note and Mortgage became $985,000 rather than $910,000.  On August 17, 2010, the Company issued Mr. Steve Craig 30,000 warrants at $6.00 per share with an expiration of December 11, 2011. The warrants were issued for his consulting services and his efforts to assist the Company in securing long term financing.  The Company recorded $5,630 in expense for the issuance of the warrants.  On October  12, 2010,  Nurmi Properties modified the mortgage agreement to extend the due date of the $985,000 Note to December 11, 2011. (See exhibit 10.23)

H2C Note.    On February 4, 2010, the Company borrowed Ninety Thousand Dollars ($90,000) from H2C, Inc. (“H2C”) pursuant to a Promissory Note between the Company and H2C dated February 4, 2010 (the “H2C Note”).  The original outstanding principal amount, plus accrued but unpaid interest thereon, was payable in ten equal monthly installments commencing March 1, 2010.  On April 28, 2010, Florida Gaming Corporation (the “Company”) entered into a Promissory Note and Mortgage (collectively, the “Agreements”) with H2C, Inc. (the “Lender”) pursuant to which the Lender advanced to the Registrant two hundred fifty thousand dollars ($250,000) (the “Advance”).  $82,156 of the Advance was used to pay to the Lender all outstanding principal and accrued interest due to the Lender pursuant to a Promissory Note of the Company dated February 4, 2010.  Under the Agreements, the outstanding principal amount of the Advance bears interest at an annual rate of ten percent (10%).   Accrued interest is payable to the Lender in monthly installments of $2,083, with a balloon payment of the outstanding principal amount of the Advance and all accrued but unpaid interest due on December 31, 2010.  The Company’s obligations under the Note are secured by a first mortgage in the Lender’s favor with respect to 18 acres of unimproved real property in St. Lucie County in the state of Florida. If any amount due under the Note is not paid when due, the Lender is entitled to a late fee of ten percent of the delinquent amount. The Company is currently in default. As of the date of the filing, H2C has not informed the Company of any default.

On July 1, 2010, the Company entered into a Promissory Note and Mortgage  pursuant to which the Lender advanced to the Registrant fifty thousand dollars ($50,000) (the “Advance”).   Under the Agreements, the outstanding principal amount of the Advance bears interest at an annual rate of ten percent (10%).  Accrued interest is payable to the Lender in five monthly installments of $416.66, with a balloon payment of the outstanding principal amount of the Advance and all accrued but unpaid interest due on December 31, 2010.  The Company’s obligations under the Note are secured by a first mortgage (the “Mortgage”) in the Lender’s favor with respect to with respect to 18 acres of unimproved real property in St. Lucie County in the state of Florida.  No prepayments are permitted under the Note.  For further information refer to Form 8-K filed July 8, 2010.   The Company has not paid the interest on the H2C  note.  As of the date of this filing, H2C, Inc. has not informed the Company of any default.

CIB Bank/Freedom/Holding Note
On October 31, 2005 Freedom Financial Corporation  (“Freedom”) purchased Florida Gaming’s note with First Bank (formerly CIB) for $2,400,000. At the same date, Florida Gaming renegotiated the terms of this note with Freedom. Under the new terms, the note had a fixed interest rate of 8.0% per annum and was secured by various mortgages, rents, and receivables. The note matured on October 31, 2008 and was refinanced under a new note with Freedom Holding Inc. (“Holding”).   On November 1, 2008, Florida Gaming Centers, Inc. (“FGC”), a wholly-owned subsidiary of the Company, borrowed One Million Three Hundred Twenty-Two Thousand Five Hundred and Seventy-Four Dollars ($1,322,574) (the “Principal Amount”) from Holding, which was evidenced by FGC’s Promissory Note in favor of Holding  dated November 1, 2008 (the “Original Note”).  Holding is  controlled by the Company’s CEO/Chairman and the President maintains ownership in Holding.   The Note was accounted for as a debt refinance.  The Holding note is unsecured, bears interest at 10.0% per annum, and had an initial maturity date of May 1, 2009. The note was refinanced on May 1, 2009, again on September 1, 2009 and March 1, 2010 with maturity extended until September 1, 2010.  On September 1, 2010 the Company extended the note until September 1, 2011. (See Item 10.  Related Party Transactions).

West Flagler/Calder Note
On January 20, 2005, the Miami-Dade Board of County Commissioners called a countywide special election to be held by Miami-Dade County on March 8, 2005, (the “Special Election”) for the purpose of submitting to the qualified electors of Miami-Dade County the question of whether to authorize slot machines in certain existing, licensed pari-mutuel facilities. Florida Gaming agreed to enter into certain agreements with Miami-Dade County, which mandated a prepayment of $1,333,333 by Florida Gaming to Miami-Dade. Florida Gaming paid $500,000 of this prepayment in 2005 and signed a note payable to Calder Race Course, Inc. and West Flagler Associated, LTD, who paid the remaining $833,333 on Florida Gaming’s behalf. Payment of neither the note’s principal nor interest was due until the authorization by the qualified electors of Miami-Dade County of the operation of slot machines at Miami Jai-Alai (the “Event”). The Event failed to occur on March 8, 2005 but did occur in a subsequent election on January 29, 2008. Florida Gaming made its first payment on the note within ten days following the Event. The note bears interest at the prime lending rate plus 4% and is due in thirty-six installments of $23,145 plus all interest accrued.  The Company failed to make payments on the note after July 1, 2009  and on December 23, 2009, Centers was served with a summons and complaint from West Flagler Associated, Ltd. and Calder Race Course, Inc.(See Item 1. Legal Proceedings).      On October 14, 2010, this note was forgiven when West Flagler purchased the Summer Jai-Alai Partnership.  The Debt Forgiveness and Assumption was comprised of: (x) the forgiveness by Flagler of $416,666 which amount constituted the principal that Centers owed to Flagler on a promissory note in the original principal amount of $833,333 dated as of January 31, 2005 made by Centers in favor of Flagler and Calder Race Course, Inc. (“Calder”), a Florida corporation (the “Flagler/Calder Note”); (y) the assumption by Flagler of $416,666, which amount constituted the principal amount of the Flagler/Calder Note that Centers owed to Calder; and, (z) the assumption by Flagler of $84,917  which amount constituted the total accrued and unpaid interest on the Flagler/Calder Note.  (See Attached Exhibits 10.28 through 10.33)

James W. Stuckert and Solomon O. Howell Notes
On August 14, 2009, Florida Gaming Corporation (the “Registrant”) entered into a Memorandum of Agreement (the “Agreement”) with Solomon O. Howell (“Howell”) and James W. Stuckert (“Stuckert,” and collectively with Howell, the “Lenders”) pursuant to which the Lenders may advance cash (each an “Advance”, and collectively the “Advances”) to the Company up to a maximum aggregate amount of one million dollars ($1,000,000).  The advances to the Company were $1,000,000 evidenced by eight separate notes with a maturity date of December 31, 2009.  On October 7, 2009, the Registrant and the Lenders amended the Agreement  to require the Company to issue to each of the Lenders warrants to acquire up to 20,000 shares of the Registrant’s common stock at a price of $6.00 per share.  Such warrants expire on October 7, 2012.  The Company incurred $39,451 of cost related to the issuance of the warrants.  These costs  were amortized into expense over the remaining term of the related Notes from October 7, 2009 through December 31, 2009.  The Notes also included a convertible feature allowing the lenders, at their option to convert outstanding principal and any accrued but unpaid interest into the Company’s $0.20 par value common stock.  The value of this  conversion feature to the Company was $138,204. This value was initially recorded as a discount on notes payable and then amortized over the life of the Notes, which ended December 31, 2009. The Company is currently in default on this Note.  As of the date of this filing,  Mr. Stuckert and Mr. Howell have not informed the Company of any default.

Miami Dade County
On April 6, 2009, the Company completed Phase 1 of its two-phase acquisition of the 10.982 acres of property from the County. Phase 1 included the closing of the purchase of approximately 2.283 acres from the County for $3,348,429, including a down payment of $334,843 and a County financed note payable of $3,013,586 for 15 years with final payment due April 1, 2024, with a fixed interest rate of 7.25%. The Note is secured by the purchased property pursuant to a mortgage and security agreement between the Company and the County. The Company also received air-rights over N.W. 37th Avenue, a street separating the two properties. Closing of Phase 2 of the transaction for the remaining approximately 8.7 acres was scheduled to take place prior to July 1, 2010.   An amendment to the agreement moved the Final Closing to no later than 60 days from the date the US Corps of Engineers releases the property free and clear of environment such release and compliance or October 28, 2011, whichever is later. The Company is making the required payments on this note.

Lawsuit settlement
On February 22, 2009 the Company executed a note payable to a party in settlement of a lawsuit.  The $200,000 note is unsecured and bears interest at 7.0%.  Payments of interest is paid monthly  with all remaining unpaid principal and interest due February 1, 2011.

Hamilton State Bank
The Company had a mortgage note payable on one of the 6 lots at Tara Club Estates in Georgia.  The note matured on November 17, 2009.  The Company failed to repay the note at this time and the lender has refused to extend the note.  The note plus interest of $39,616 is currently in default.

(10) RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.

(11) RELATED PARTY TRANSACTIONS

Management fees. In lieu of salaries for the Chairman/CEO, the Company accrues management fees to Freedom Financial Corporation (“Freedom”) of $780,000 per year.  Freedom is controlled by the Company’s Chairman/CEO and the Company’s President also maintains ownership in Freedom.  The Company accrued management fees of $780,000 during the year ended December 31, 2009 and the Company has accrued management fees of $585,000 for the nine months ended September 30, 2010.

CIB Bank/Freedom Note
On October 31, 2005 Freedom purchased the Florida Gaming note with First Bank (formerly CIB) loan for $2,400,000. First Bank assigned, without recourse,  the note representing the loan as well as the mortgages, rents, and receivables securing the loan to Freedom, but retained the right to elect between receiving a $250,000 deferred fee or exercising warrants to purchase 102,115 shares of the Registrant's common stock in connection with the loan. First Bank exercised all warrants in 2006. Effective October 31, 2005, Freedom and Centers entered into an Amended and Restated Loan Agreement and a Third  Amended and Restated Note in the principal amount of $2,400,000 with an 8% fixed rate of interest. On October 31, 2008, Centers note payable to Freedom matured and was subsequently refinanced with a $1,322,574 note payable issued November 1, 2008 to Freedom Holding, Inc. ("Holding"). Holding is  controlled by the Company’s CEO/Chairman and the President maintains ownership in Holding.  The Holding note is unsecured and bears interest at a fixed rate of 10%, with all principal and interest due May 1, 2009.  The Note has subsequently been renewed through September 1, 2010 (refer to 8-K filed March 5, 2010).   As an inducement to refinance the note, the Company issued Holding a warrant to purchase 20,000 shares of the Company's $0.20 par value common stock at a price per share of $8.25. The warrant is exercisable at any time from November 1, 2008 through November 1, 2011.  On September 1, 2010, The Note was extended until September 1, 2011 (refer to Form 8-K filed September 8, 2010).

As of September 30, 2010 Freedom has a receivable due from the Company of $402,085.

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

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. The Company had no allowance for doubtful accounts for the nine months ended September 30, 2010 and September 30, 2009.

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

In accordance with ASC Topic 970, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated by using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annually and has found this to be very effective.  There has been no additional provision for losses for the nine months ending September 30, 2010.

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

The Company's policy for unclaimed winning tickets follows the requirements as set forth by the State of Florida. Abandoned tickets are winning tickets that remain uncashed for a period of one year. The value of the abandoned tickets escheat to the state. These funds are deposited into the State School Fund for support and maintenance of Florida's public schools. During the first nine months of  2010, unclaimed winnings totaled $123,718.

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

Development of Slot Machines
On January 29, 2008, residents of Miami-Dade County passed a referendum that would allow Miami Jai-Alai, Calder Race Course, and Flagler Dog Track, to install up to 2,000 slot machines.   The other two facilities in Dade County have recently opened and the Company is now competing with Calder Casino, a slot facility in Florida adjacent to Calder Race Course, which opened on January 22, 2010 with approximately 1,200 slot machines. Additionally, a poker room operation opened at Calder Casino on October 23, 2009 and Flagler Dog Track reopened in October 2009 as Magic City Casino with 700 Las Vegas-style slot machines. In April, 2010, the Florida legislature subsequently enacted legislation which provided for a reduction in the tax rate for racetracks operating slot facilities in Miami-Dade and Broward Counties from 50% to 35% as well as a reduction in the annual license fee from $3 million to $2 million over a two-year period and removes wagering limits for poker. Under SB 622, the Seminole tribe would gain the exclusive right to have blackjack and other table games at three Broward County casinos and two others in Imokalee and Tampa. All seven tribal casinos also would be able to keep operating Las Vegas-style slot machines. On April 15, 2010, the Florida Senate passed SB 622 and on April 19, 2010, the House of Representatives passed SB 622. On April 28, 2010 the Governor of Florida signed SB 622, which  became effective on July 1, 2010. In accordance with SB 622 legislation, the annual license fee was reduced to $2.5 million on July 1, 2010 and will be reduced to $2.0 million on July 1, 2011.  Miami Jai-Alai will be able to operate up to 2,000 machines, have ATM machines at the facility, and hours of operation during the week will be 18 hrs a day and 24 hours a day on weekends.

RESULTS OF OPERATIONS — THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH THIRD QUARTER AND NINE MONTHS  ENDED SEPTEMBER 30,  2009

During the three month period  and nine month period, both ended September 30, 2010 the Company’s revenue was impacted by Miami Jai-Alai not offering live  jai-alai from May 1, 2010 through September 30, 2010, due to construction at the facility.  In comparison to the three month period  and nine month period ended September 30, 2009,  Miami offered nine months of  live  jai-alai operations.   Ft. Pierce operated live jai-alai from May 7, 2010 through August 28, 2010 compared to operating  two months of live jai-alai in the first quarter of 2009.   Ft. Pierce  conducted a full schedule of Inter-Track Wagering (“ITW”) for the quarters ending September 30,  2010 and September 30, 2009.  Miami acted as a guest site only during the third quarter 2010, and Ft. Pierce acted as the host in sending out the simulcast signal during the third quarter 2010.  This change impacted the revenue because of fewer performances at Ft. Pierce compared to the same period ended September 30, 2009 when Miami acted as a host.   Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels.   During the nine months ended September 30, 2010 and September 30, 2009,  Ft. Pierce and Miami operated a card room, with the Miami location also offering dominoes in its’ card room.

Handle Analysis for the Quarter Ended September 30, 2010 compared to the Quarter ended September 30, 2009
Total handle (amount of money wagered) for the three months ended September 30, 2010 was $6,374,871 of which $2,314,635 was from live jai-alai wagering and $4,060,236 was from inter-track wagering. This compares to total handle (amount of money wagered) for the three months ended September 30, 2009 was $13,055,246 of which $5,838,953 was from live jai-alai wagering and $7,216,293 was from inter-track wagering.   Miami did not offer live jai-alai during the third quarter 2010 due to construction at the facility, compared to three months of live jai-alai during the third quarter 2009.    Ft. Pierce offered live jai-alai through August 28, 2010 at their facility compared to not offering live jai-alai during the third quarter 2009.

Total Pari-Mutuel Revenues for the Quarter ended September 30, 2010 compared to Quarter ended September 30, 2009
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended September 30, 2010 were $714,722 compared to pari-mutuel revenues of $1,457,380 the same period in 2009. Revenues for the quarter ended September 30, 2010 ($714,722) consisted of $364,524 from live jai-alai and $350,198 from Inter-Track Wagering. This compares to  $866,183 from live jai-alai and $591,197 from Inter-Track Wagering for the three months ended September 30, 2009.

Card Room Revenue for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009
Card room Revenue for the three months ended September 30, 2010 was $1,105,754 compared to $1,535,765 for the three months ended September 30, 2009 a $430,011 decrease. Card room operating expenses totaled $508,681 for the quarter ending September 30, 2010, compared to $704,893 for the quarter ending September 30, 2009.  Ft. Pierce for the three months ended September 30, 2010 had $856,751in card room revenue compared to $1,074,995 during the same period in 2009.    Miami for the three months ended September 30, 2010 had $249,003 in card room revenue compared to $460,770 during the same period in 2009.

Admissions for the quarter ended September 30, 2010  compared to the quarter ended September 30, 2009
Admissions income, net of state taxes, for the quarter ended September 30, 2010 was $0 compared to $7,968 for the same period in 2009.

Food, beverage and other income for the quarter ended September 30, 2010 and September 30, 2009
Food, beverage and other income for the quarter ended September 30, 2010 and September 30, 2009 were $181,190 and $291,079, respectively. The decrease of $109,889 is primarily due to the concession and bar revenues being lower. The concession stand revenue was $59,801 lower and the bar revenue was $28,905 lower than the previous year.

Real Estate Revenue for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009
There were no real estate sales for the quarters ended September 30, 2010 and September 30, 2009.

Total Operating Revenues for the Quarter ended September 30, 2010 compared to September 30, 2009
Total Operating Revenues  for the quarter ended September 30, 2010 were $2,001,666 compared to $3,292,192 for the same period in 2009 a decrease of $1,290,526.  All areas of operation decreased in the third quarter 2010.  Ft. Pierce acted as the host in sending out the simulcast signal during the third quarter ended September 30, 2010, compared to Miami sending out the signal during the third quarter ended September 30, 2009.  Ft. Pierce offered fewer performances during the quarter ended September 30, 2010  than Miami did for the same period in 2009. Also, during the third quarter ended September 30, 2010, Miami did not offer live jai-alai compared to operating live jai-alai three months during the third quarter ended September 30, 2009.  These changes had an impact on revenue.

Operating Expenses for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009
The Company's operating expenses for the three months ended September 30, 2010 were $2,628,168 compared to $3,622,251 for the same period in 2009.     The components of the Company’s operating expenses and their comparison to the third quarter last year are as follow: Player costs, salaries, benefits, and support staff, represent a significant portion operational expenses. Player costs for the quarter ending September 30, 2010 and September 30, 2009, were $427,253 and $664,903 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $201,487 for the quarter ended September 30, 2010, compared to $304,079 for quarter ended September 30, 2009. The components of the 2010 wagering equipment and expenses were $55,174 in ITW tote, interface, and telephone charges; $61,764 in totalizator equipment rental; $28,600 in satellite   charges and $55,949 in camera/television rental. The components of the 2009 wagering equipment and expenses were $75,408 in ITW tote, interface, and telephone charges; $60,079 in totalizator equipment rental; $52,500 in satellite charges and $116,092 in camera/television rental. Utilities expense totaled $124,702 and $166,784 respectively, for the quarter ended September 30, 2010 and September 30, 2009. Operating expenses (including payroll costs) for the cardroom, bar, souvenir, program, parking, and concessions costs were $687,373  and $973,335 for the quarter ended September 30, 2010 and September 30, 2009, respectively. Operating payrolls for mutuels, maintenance, admissions, office, security and contract labor costs totaled $512,581 and $681,105 for the quarters ended September 30, 2010 and September 30, 2009 respectively. Of the $512,581, $117,144 was mutuels payroll, $127,006 was maintenance payroll, $300 was admissions payroll, $42,723 was office payroll, and $225,409 was security payroll. Security payroll decreased $37,024 for the quarter, and maintenance payroll decreased $39,212 for the quarter. Maintenance and cleaning expenses for the quarter ended September 30, 2010, totaled $67,034 compared to $68,430 for the same period in 2009. Advertising expense for the quarter ended September 30, 2010, totaled $70,799 compared to $60,728 for the quarter ended September 30, 2009, a $10,072 decrease.

General And Administrative Expenses for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009
The Company's general and administrative expenses for the quarter ended September 30, 2010 and September 30, 2009, were $1,273,309 and $1,336,553, respectively, a $63,244 decrease.   Significant categories of the Company’s general and administrative expenses for the third quarter of 2010 compared to the third quarter of 2009 are as follows: Executive salaries and director fees for the quarter ended September 30, 2010 were $162,808 compared to $163,450 for the quarter ended September 30, 2009 (see consulting fees). Professional fees decreased to  $130,346 for the third quarter 2010, compared to $129,754 for the third quarter ended September 30, 2009.   Consulting fees were $195,000 for the quarters ended September 30, 2010 and  2009. Consulting fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO. Travel and entertainment expense decreased from $88,488 for the third quarter of 2009 to $44,142 for the same period in 2010, a decrease of $44,345.    Interest expense totaled $428,934 for the third quarter of 2010, compared to $186,270 for the same period in 2009. The Isle of Capri  note and the Stuckert/Howell note matured December 31, 2009.  The two notes  are accruing at a much higher default interest rate than in 2009.  Compensation expense for the three months ended September 30, 2010, was $19,782 compared to  $231,257 during the same period in 2009.

Handle Analysis for the Nine Months Ended September 30, 2010 compared to the Nine Months ended September 30, 2009
Total handle (amount of money wagered) for the nine months ended September 30, 2010 was $30,772,047 of which $12,218,282 was from live jai-alai wagering and $18,553,765 was from inter-track wagering.   Total handle (amount of money wagered) for the nine months ended September 30, 2009 was $46,697,334 of which $20,837,243 was from live jai-alai wagering and $25,860,091 was from inter-track wagering. Of the total handle, live handle decreased $8,618,961 from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. Inter-track wagering decreased from $25,860,091 for the nine months ended September 30, 2009 to $18,553,765 for the nine months ended September 30, 2010, a $7,306,326 decrease.

Total Pari-Mutuel Revenues for the Nine Months ended September 30, 2010 compared to the Nine months ended September 30, 2009
Pari-mutuel revenues (net of state pari-mutuel taxes) for the nine months ended September 30, 2010 were $3,455,280 compared to $5,361,280 for the same period in 2009. Revenues ($3,455,280) for the nine months ended September 30, 2010 consisted of $1,848,028 from live Jai-Alai wagering and $1,607,252 from Inter-Track Wagering.   Revenues ($5,361,280) for the nine months ended September 30, 2009 consisted of $3,225,458 from live Jai-Alai wagering and $2,135,823 from Inter-Track Wagering. Miami did not have live jai-alai during the period May 1, 2010 through September 30, 2010 due to construction at the facility, compared to nine months of live jai-alai during the nine months ended September 30, 2009.   Ft. Pierce offered live jai-alai from  May 7, 2010 through August 28, 2010, compared to two months of live jai-alai in the first quarter of 2009.

Card Room Revenue for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009
Card room Revenue for the nine months ended September 30, 2010 was $3,581,813 compared to $4,782,538 for the nine months ended September 30, 2009 a $1,200,725 decrease. Card Room operating costs totaled $1,609,923 for the period ending September 30, 2010, compared to $2,087,275  for the same period in 2009.

Admissions for the nine months ended September 30, 2010  compared to the nine months ended September 30, 2009
Admissions income, net of state taxes, for the nine months ended September 30, 2010 was $8,704 compared to $19,900 for the nine months ended September 30, 2009. Ft. Pierce does not charge admission.

Food, beverage and other income for the nine months ended September 30, 2010 and September 30, 2009
Food, beverage and other income for the nine months ended September 30, 2010 and September 30, 2009 were $736,158 and $1,003,442 respectively.

Real Estate Revenue for the nine months ended September 30, 2010 compared to nine months ended September 30, 2009
There were no Real Estate sales for the nine months ended September 30, 2010 and September 30, 2009.

Total Operating Revenues for the nine months ended September 30, 2009 compared to nine months ended September 30, 2008
Total Operating Revenues  for the nine months ended September 30, 2010 were $7,781,955 compared to $11,167,161 for the same period in 2009 a decrease of $3,385,206.  All areas of operation decreased during the nine months ended September 30,  2010.  Miami operated live jai-alai through April 30, 2010,  during the nine month period ended September 30, 2010,  compared to operating nine months of live jai-alai during the nine month period ended September 30, 2009.   Ft. Pierce operated live jai-alai from May 7, 2010 through August 28, 2010, compared to operating live jai-alai two months during the first quarter in 2009.   Ft. Pierce acted as the host in sending out the simulcast signal during the third quarter ended September 30, 2010, compared to Miami sending out the signal during the third quarter ended September 30, 2009.  Ft. Pierce offered fewer performances  than Miami did for the same period ended September 30,  2009.  All of these changes had an impact on all areas of revenue.

Operating Expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009
The Company's operating expenses for the nine months ended September 30, 2010 were $9,011,697 compared to $11,483,325 for the same period in 2009, a decrease of $2,471,628. The components of the Company’s operating expenses  for the nine months ended September 30, 2010 and their comparison to the nine months ended September 30, 2009 are as follow: Player costs, salaries, benefits, and support staff, represent a significant portion operational expenses. Player costs for the nine months ending September 30, 2010 and September 30, 2009, were $1,693,991 and $2,316,303 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $748,400 for the nine months ended September 30, 2010, compared to $928,931 for the quarter ended September 30, 2009. The components of the 2010 wagering equipment and expenses were $200,159 in ITW tote, interface, and telephone charges; $162,559 in totalizator equipment rental; $124,250 in satellite charges and $261,432 in camera/television rental. This compares to the 2009 wagering equipment and expenses of $241,903 in ITW tote, interface, and telephone charges; $185,438 in totalizator equipment rental; $156,000 in satellite charges and $345,591 in camera/television rental. Utilities expense totaled $327,386 and $444,885 respectively, for the nine months ended September 30, 2010 and September 30, 2009. Operating expenses (including payroll costs) for the cardroom, bar, souvenir, parking and concessions costs were $2,277,795 and $2,938,181 for the nine months ended September 30, 2010 and September 30, 2009, respectively, a $660,386 decrease.   Operating payrolls for admissions, mutuels, office, maintenance and security and contract labor costs totaled $1,781,576 and $2,140,108 for the nine month periods ended September 30, 2010 and September 30, 2009, respectively. Of the $1,781,576, $474,944 was mutuels payroll, $427,292 was maintenance payroll, $12,714 was admissions payroll, $129,116 was office payroll, and $737,509 was security payroll. Maintenance expense for the nine months ended September 30, 2010, totaled $190,712 compared to $219,870 for the same period in 2009. Advertising expense for the nine months ended September 30, 2010, totaled $168,717 compared to $190,634 for the nine months ended September 30, 2009.

General And Administrative Expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009
The Company's general and administrative expenses for the nine months ended September 30, 2010 and September 30, 2009, were $3,818,306 and $3,578,591 respectively, a $239,715 increase. Significant categories of the Company’s general and administrative expenses for the nine months of 2010 compared to the nine months of 2009 are as follows: Executive salaries and director fees for the nine months ended September 30, 2010 were $486,953 compared to $488,017 for the nine months ended September 30, 2009 (see consulting fees). Professional fees decreased from $531,204 for the nine months 2009 to $420,562 for the nine months ended September 30, 2010. Consulting fees were $585,000 for the nine months ended September 30, 2010 and September 30, 2009. Consulting fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO. Travel and entertainment expense decreased from $277,816 for the nine months ended September 30, 2009 to $181,112 for the nine months ended September 30, 2010. Interest expense was $1,160,938 for the nine months of 2010, compared to $484,244 for the same period in 2009. The Isle of Capri  note and the Stuckert/Howell note matured December 31, 2009.  The two notes  are accruing at a much higher default interest rate than in 2009.  Compensation expense for the nine months ended September 30, 2010, was $19,782 compared to  $231,257 during the same period in 2009.

Real Estate Cost of Sales
The Company had no real estate cost of sales during the quarters ended or nine months ended September 30, 2010 and September 30, 2009.

Other Income
The Company had other income of $885 for the quarter ended September 30, 2010, compared to $210,055 for the quarter ended September 30, 2009.   Other income for the quarter ended September 30, 2010 consisted of interest income of $885.  This compares to other income for the quarter ended September 30, 2009 consisted of pari-mutuel tax credits of $209,791, and interest income of $264.

Other income for the nine months ended September 30, 2010 was $212,565 and consisted of $209,262 in pari-mutuel tax credits, and interest income of $3,303.  The Company had other income for the nine months ended September 30, 2009 of $1,431,621 and consisted of $515,999 in pari-mutuel tax credits, $870,185 on the sale of the right of way, interest income of $5,565, and a $39,782 refund from the City of Miami Fire Rescue.

Federal and Income Taxes
The Company had no federal and state taxes during the nine months ended September 30, 2010 compared to $9,760 for the same period in 2009.

Tax Loss Carryforwards
At December 31, 2009, the Company had tax net operating loss (NOL) carryforwards of approximately $20,042,000 available to offset future taxable income.  These NOL carryforwards expire fifteen years from the year in which the losses were incurred or at various intervals through fiscal 2023.

Summary of Operations
Due to a number of factors affecting consumers, volatility in the stock market,  high unemployment levels, all of which have resulted in reduced levels of consumer spending, the outlook for the gaming industry remains highly unpredictable.  The Company has had increased competition in Miami Dade  County due to two casinos operating slot machines.  Calder Casino, a slot facility in Florida adjacent to Calder Race Course opened on January 22, 2010 with approximately 1,200 slot machines. Additionally, a poker room operation opened at Calder Casino on October 23, 2009 and Flagler Dog Track reopened in October 2009 as Magic City Casino with 700 Las Vegas-style slot machines.  Pari-mutuel,  card room, food, beverage and other revenue all decreased during the three month period  and nine month period ended September 30, 2010.  Miami operated live jai-alai through April 30, 2010,  during the nine month period ended September 30, 2010,  compared to operating nine months of live jai-alai during the nine month period ended September 30, 2009.   Ft. Pierce operated live jai-alai from May 7, 2010 through August 28, 2010, compared to operating live jai-alai two months during the first quarter, 2009.   Ft. Pierce acted as the host in sending out the simulcast signal during the three months ended September 30, 2010, compared to Miami sending out the signal during the third quarter ended September 30, 2009.  Ft. Pierce offered fewer performances  than Miami did for the same period ended September 30,  2009.  All of these factors  had an impact on all areas of revenue.

The Company had net loss of $2,014,718 or ($.55)  per common share for the three months ended September 30,  2010, compared to net  loss of  $1,602,772 or ($.45) per common share  for the quarter ended September 30, 2009.

The Company had net loss of $5,184,891 or ($1.44)  per common share for the nine months ended September 30,  2010, compared to net  loss of  $2,877,666 or ($.86) per common share  for the quarter ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents at September 30, 2010 was $505,731.  At September 30, 2010, the Company had a negative working capital of $17,363,322.   At December 31, 2009, the Company had negative working capital of $11,926,189.  This is an increase in negative working capital of $5,437,133. During the nine months ended September 30,  2010, the Company has seen an increase in current liabilities of $977,755, and the Company has seen an increase of $4,039,587 in accounts payable and accrued expenses.

During the nine months ended  September 30, 2010, net cash used in Company's operating activities was $948,931 compared to net cash used in operating activities of $2,034,258 during the nine months ended September 30, 2010.  The Company had an increase in Accounts Payable and Accrued Expenses of $3,635,314 during the first nine months ended September 30,  2010, compared to an increase of $1,005,535 during the same period in 2009. The Company's continuing operating expenses consist principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations.

During the nine months ended September 30, 2010, cash used in investing activities was $69,617 in purchases of property and equipment compared to cash provided by  investing activities of $427,885 for the nine months ended September 30, 2009.   During 2009, the County purchased .492 acres from the Company for $1,185,345.  The .492 acres sold to the County will be used by the Miami-Dade Metro Rail, an overhead light rail system.

During the nine months ended September 30, 2010, cash provided by financing activities was $705,023 compared to cash provided by financing of $1,023,808 during the same period in 2009.  During the nine months  ended September 30, 2010, the Company borrowed $300,000 from H2C, Inc. and an additional $485,000 from Nurmi Properties, LLC and repaid debt of $79,977. This compares to the nine months ended September 30, 2009, the Company received $600,000 on the Agreement with Stuckert and Howell, $639,250 from Freedom, $98,750 from 30,000 stock options that were exercised, dividends paid of $43,289, and repaid debt of $270,903.

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

At December 31, 2009, the Company had two notes mature, Isle of Capri Casinos, Inc. (“Isle”) for $3,000,000 plus  interest, and the Stuckert/Howell Note of $1,000,000 plus interest.  The Company failed to pay these amounts on December 31, 2009 at maturity (For more information reference Form 8-K dated December 31, 2009).  On March 1, 2010 the Company was served with a complaint by Isle  (See Item 1. Legal Proceedings) .   At September 30, 2010, the Company owed Isle $3,000,000 principal plus interest.  At September 30, 2010, the Company owed $1,000,000 principal plus interest on the Stuckert/Howell note.  As of the date of this filing, Mr. Stuckert and Mr. Howell have not informed the Company of any default.

At September 30, 2010 the Company owed West Flagler/Calder $416,666 principal balance plus interest.  The Company failed to make the required payments to West Flagler/ Calder since July 2009, and on December 23, 2009, Centers was served with a summons and complaint (See Item 1. Legal Proceedings).   On October 14, 2010, this note was forgiven when West Flagler purchased the Summer Jai-Alai Partnership.  The Debt Forgiveness and Assumption was comprised of: (x) the forgiveness by Flagler of $416,666 which amount constituted the principal that Centers owed to Flagler on a promissory note in the original principal amount of $833,333 dated as of January 31, 2005 made by Centers in favor of Flagler and Calder Race Course, Inc. (“Calder”), a Florida corporation (the “Flagler/Calder Note”); (y) the assumption by Flagler of $416,666, which amount constituted the principal amount of the Flagler/Calder Note that Centers owed to Calder; and, (z) the assumption by Flagler of $84,917  which amount constituted the total accrued and unpaid interest on the Flagler/Calder Note.

At September 30, 2010, the Company owed $2,857,974  on a note to Miami-Dade County.  The Company has made the required payments to Miami-Dade County.

The Company borrowed $500,000  from Nurmi Properties, LLC on December 11, 2009, and additional borrowings from Nurmi total $335,000 through March 31, 2010 (See Form 8-K’s dated December 11, 2009, and February 4, 2010). On April 16, 2010 the Company borrowed an additional $75,000 from Nurmi Properties, LLC (See Form 8-K dated April 16, 2010), for a total of $910,000. On June 2, 2010, the Company borrowed an additional Seventy Five Thousand Dollars ($75,000) from the Lenders pursuant to a Note and Mortgage Modification (the “Fifth Modification”), among the Company and the Lenders.  The Original Note and Mortgage became $985,000 rather than $910,000.  On October 12, 2010,  Nurmi Properties, LLC  modified the mortgage by extending the Note one year from December 11, 2010  to December 11, 2011. (See attached Exhibit 10.23)

On February 4, 2010, the Company borrowed $90,000 from H2C (refer to Form 8-K dated February 4, 2010).  On April 28, 2010, the  Company entered into a Promissory Note and Mortgage  with H2C, Inc. pursuant to which the Lender advanced to the Registrant two hundred fifty thousand dollars ($250,000).  $82,156 of the Advance was used to pay to the Lender all outstanding principal and accrued interest due to the Lender pursuant to a Promissory Note of the Registrant dated February 4, 2010 (See Form 8-K dated April 28, 2010). The Company is currently in default on this Note. H2C has not notified the Company of default.

On July 1, 2010, the Company entered into a Promissory Note and Mortgage  pursuant to which the Lender advanced to the Registrant fifty thousand dollars ($50,000) (the “Advance”).   Under the Agreements, the outstanding principal amount of the Advance bears interest at an annual rate of ten percent (10%).  Accrued interest is payable to the Lender in five monthly installments of $416.66, with a balloon payment of the outstanding principal amount of the Advance and all accrued but unpaid interest due on December 31, 2010.  The Company’s obligations under the Note are secured by a first mortgage (the “Mortgage”) in the Lender’s favor with respect to with respect to 18 acres of unimproved real property in St. Lucie County in the state of Florida.  No prepayments are permitted under the Note.  For further information refer to Form 8-K filed July 8, 2010.    The Company has not paid the required interest payments on this note.  As of the date of filing,  H2C has not notified the Company of any default.

The Company has a note with Freedom Holding that was scheduled to mature on March 1, 2010. The Company extended their $1,322,574  note with Freedom Holding through September 1, 2010.   On September 1, 2010, the Company extended the Note until September 1, 2011.  (Refer to Form 8-K filed September 8, 2010)

The Company intends to refinance its debts or sell the Fort Pierce Jai-Alai Property and Tampa Jai-Alai permit.  The proceeds received from the sale of Ft. Pierce would be used to pay past-due obligations and to initiate efforts to install slot machines at the Miami Jai-Alai Fronton.   There is no assurance that the Company will be successful in any of these efforts.  The Company has received two verbal offers regarding its Ft. Pierce property.

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

During the nine months ended September 30, 2010, Centers’ gaming operations comprised  100% of the Company’s revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

September 30, 2010

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	98%	$15,142	100%	$7,782	100%	$(5,171)
Tara Club Estates	2%	261		-0-		(14)
Consolidated Total	100%	$15,403	100%	$7,782	100%	$(5,185)

September 30,  2009

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)
Florida Gaming Centers	98%	$16,375	100%	$11,167	100%	$(2,865)
Tara Club Estates	2%	312	-	-0-		(22)
Consolidated Total	100%	$16,687	100%	$11,167	100%	$(2,887)

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

ASC Topic 820 requires disclosure of assets and liabilities measured at fair value on a nonrecurring basis.  The following table presents the financial assets carried by the Company at fair value as of   September 30, 2010 and 2009 and by Topic 820 valuation hierarchy (as described above).

Assets measured at fair value on a nonrecurring basis as of September 30, 2010

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

In accordance with the provisions of ASC Topic 360-10-05 the Company periodically evaluates and adjusts its real estate held for sale for impairment.  The Company maintained a reserve for loss of $68,569 on its real estate held for sale as of  September 30, 2010.  A provision of $63,500 was made to the reserve in the fourth quarter 2009 due to the decrease in real estate values in the area where the property is located.

ASC Topic 820 also requires disclosure of assets and liabilities measured at fair value on a recurring basis.  The Company measured no assets or liabilities at fair value on a recurring basis as of  September 30,  2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Under SEC regulations, the information called for by this item is not required because the Company is a smaller reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

As of  September 30, 2010, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of  September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of  September 30, 2010, the Company maintained effective internal control over financial reporting.

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

On October 14, 2010, this note was forgiven when West Flagler purchased the Summer Jai-Alai Partnership.  The Debt Forgiveness and Assumption was comprised of: (x) the forgiveness by Flagler of $416,666 which amount constituted the principal that Centers owed to Flagler on a promissory note in the original principal amount of $833,333 dated as of January 31, 2005 made by Centers in favor of Flagler and Calder Race Course, Inc. (“Calder”), a Florida corporation (the “Flagler/Calder Note”); (y) the assumption by Flagler of $416,666, which amount constituted the principal amount of the Flagler/Calder Note that Centers owed to Calder; and, (z) the assumption by Flagler of $84,917  which amount constituted the total accrued and unpaid interest on the Flagler/Calder Note.

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

Item 2.  Unregistered sales of equity securities and use of proceeds

None

Item 3.  Defaults upon Senior Securities.

As of September 30, 2010, the Company had accrued but not paid dividends on their four classes of Preferred Stock:
The Company owes the following amounts on their Preferred Stock:

Preferred A:	$45,676
Preferred AA:	$700,000
Preferred B:	$53,890
Preferred F:	$260,000

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

10.21	Note and Mortgage Modification between the Registrant and Nurmi Properties, dated March 10, 2010, and is hereby incorporated herein by reference as Exhibit 10.21 .

10.22	Note and Mortgage Modification between the Registrant and Nurmi Properties, dated March 25, 2010, and is hereby incorporated herein by reference as Exhibit 10.22.

10.23	Note and Mortgage Modification between the Registrant and Nurmi Properties, dated October 12, 2010, is attached hereto.

10.28	Lease Agreement, between Florida Gaming Centers, Inc. and Summer Jai-Alai Partners, dated September 30, 2010, is attached hereto.

10.29	Amended and Restated Permit Use Agreement, between Florida Gaming Centers, Inc. and Summer Jai-Alai Partners dated September 30, 2010, is attached hereto.

10.30	Partnership Purchase Interest Agreement, dated October 14, 2010, is attached hereto

10.31	Assignment of Interest Agreement, between Florida Gaming Centers and W. Flagler Associates, dated October 14,2010, is attached hereto.

10.32	Asumption Agreement, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, is attached hereto.

10.33	Escrow Agreement, between Mintzer Sarowitz Zeris Ledva & Meyers LLP, Florida Gaming Centers and West Flagler,dated October 14, 2010, is attached hereto.

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

(b)  Form 8-K Reports

Registrant filed a report on Form 8-K dated October 14, 2010, reporting the transaction with  West Flagler Associates, Ltd.

Registrant filed a report on Form 8-K dated September 1, 2010, reporting the transaction with Freedom Holding, Inc.

Registrant filed a report on Form 8-K dated July 1, 2010, reporting the transaction with  H2C, Inc.

FLORIDA GAMING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION
(Registrant)

Date: November 15, 2010	By:	/s/ W. B. Collett
W.B. Collett
Chairman of the Board and Chief
Executive Officer

Date: November 15, 2010	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer