Form 10-K
period 2010-12-31
FLORIDA GAMING CORP
filed 2011-03-31
CIK 312065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Yes ☐   No ☒

The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 30, 2010 was approximately $9,152,213 (based on the last sale price for shares of the Registrant’s common stock). Shares of common stock held by each executive officer, director and holder of 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates.

The number of shares of the registrant's common stock outstanding as of March 31, 2011 - 3,888,959 shares.

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

On January 6, 2009, the Company agreed to acquire a total of 10.982 acres of property from Miami-Dade County and sell .492 acres and a right-of-way to the county to be used by the Miami-Dade Metro Rail, an overhead light rail system.  The total purchase price of the 10.982 acres was $16,742,145. The Company agreed to exchange the .492 acres  and easement valued at $1,014,300, plus cash of $1,572,785, and a 15-year, 7 ¼% fixed rate interest note in the amount of $14,155,060 for the 10.982 acres of land.  The Company also received air-rights from Miami-Dade County over N.W. 37th  Avenue which separates the two parcels.  The phase two purchase of the approximately 8.7 remaining acres for $13,393,716 was to close no later than 60 days after the United States Corps of Engineers releases the property free and clear of environmental contamination or July 1, 2010, whichever is later.   On August 3, 2010, an Amendment to the Settlement Agreement was filed to change   the final closing date to provide that “the Final Closing shall occur not later than 60 days from such release and compliance or  October 28, 2011, whichever is later. Prior to the second closing, a resolution will be presented to the Board of Miami-Dade County Commissioners (Board) to close part of N.W. 37th Avenue.  If the Board votes to close the  road and the County decides to expand N.W. 36th Avenue within 36 months of the vote, the Company shall pay the cost of design, land acquisition and construction for said N.W. 36th Avenue road expansion as well as any required utility relocations with the total paid by the Company not to exceed $5,700,000.   Upon conclusion of these actions Miami Jai-Alai’s casino footprint will effectively grow from the present 10.8 acres to approximately 20 acres, thereby accommodating any potential future build-out. This will also allow Miami Jai-Alai to virtually enclose its casino area and provide a controlled, safe and well illuminated facility.

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

Summer Jai-Alai: Florida Gaming Centers, Inc. (“Centers”) held a 21% interest in Summer Jai-Alai (“SJA”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami Jai-Alai fronton.  The Company's Summer partners were Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors. Under the terms of the partnership agreement certain costs and expenses were allocated to Summer Jai-Alai Summer Operations based upon specific formulas as set forth in the agreement. Pursuant to a lease agreement which expired in 2004, Summer Jai-Alai Operations rented the Miami fronton for the time in which its season was conducted.  After June 30, 2004, the permit agreement terminated and the previous partnership agreement became the controlling document for the operation of SJA by the parties. The Company paid the three unaffiliated Summer Jai-Alai partners $306,667, all of which was previously accrued, in complete settlement of amounts due those partners under agreements resolving certain partnership disputes through June 30, 2004. The partnership’s lease for the purpose of conducting Jai-Alai operations at the Miami fronton and all related agreements terminated on October 31, 2004.  In December, 2007, a settlement was reached between the Company and its partners. The Company forgave its $255,509 receivable from the Partnership and its $98,608 receivable from its partners.

On October 14, 2010, the Company’s subsidiary, Centers, sold to West Flagler Associates, Ltd. (“Flagler”) all of Centers’ interest in the Summer Jai-Alai Partnership (“Summer”) for a total purchase price of $2,501,583.  The purchase price included both cash ($2,000,000) and noncash ($501,583) compensation, including: $963,000 was delivered by Flagler to an escrow account in order to provide for and secure Centers' obligations to complete roof repair or replacement at Centers’ fronton and facility in Miami, Florida (the “Facility”); $54,592 was applied to the Company’s note and interest payable to Nurmi Property, LLC and Robinette Investments, LLC; $982,408 was paid directly to the Company; Flagler forgave its portion and assumed Calder Race Course, Inc.’s portion of a promissory note payable to both parties from the Company.  The debt forgiven and assumed by Flagler totaled principal of $416,666 and accrued interest of $84,917. (See Form 8-K filed October 20, 2010) (See Note J)

Centers’ aforementioned obligation to complete roof repair at the Facility is pursuant to a September 24, 2010 roof repair agreement between Centers and Flagler.  Costs for the roof repair were the responsibility of Centers and paid out of the escrowed funds.  Centers repaired the roof at a cost of $963,000.

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

Development of Card rooms  Miami Jai-Alai opened a card room in 1997, and on June 5, 2007, the St. Lucie county commissioners voted that Ft. Pierce Jai-Alai  be allowed to operate a card room.  After extensive remodeling of approximately $2.0 million, the Ft. Pierce Jai-Alai card room opened on April 28, 2008. Poker is played at the Miami and Ft. Pierce Jai-Alai, and dominoes are played at the Miami Jai-Alai.

On July 1, 2007, a new Florida pari-mutuel statute was enacted allowing card rooms at licensed pari-mutuel facilities to add the game of dominoes, increase the maximum wager on poker from $2 to $5, and permit year round operation of card rooms. Card rooms are regulated by the Florida Division of Pari-Mutuel Wagering (“DPMW”).  Permitted games are limited to non-banked poker games and dominoes.  Florida state taxes are 10% of revenue and 4% of the revenues are paid to the jai-alai players.

1.	Card rooms may operate on any day for a cumulative amount of 18 hours on week days and 24 hours on weekend and holidays;

2.	“Authorized games” means a game or series of games of poker or dominoes;

3.	“Tournament” means a series of games that have more than one betting round involving one or more tables and where the winners or others receive a prize or cash award;

4.	Card room operators may award giveaways, jackpots, and prizes to a player who holds certain combinations of cards specified by the card room operator;

5.	Card rooms may conduct games of poker.

Development of Slot Machines. On January 29, 2008, residents of Miami-Dade County passed a referendum that would allow Miami Jai-Alai, Calder Race Course, and Flagler Dog Track, to install up to 2,000 slot machines.   The other two facilities in Dade County have opened and the Company is now competing with Calder Casino, a slot facility in Florida adjacent to Calder Race Course, and  Magic City Casino.     On April 28, 2010 the Governor of Florida signed SB 622, Chapter 2009-170, Laws of Florida, which  became effective on July 1, 2010. In accordance with SB 622 legislation, the annual license fee was reduced to $2.5 million on July 1, 2010 and will be reduced to $2.0 million on July 1, 2011, and a reduction in the tax rate from 50% to 35%  for racetracks operating slot facilities in Miami-Dade and Broward Counties was effective on  July 1, 2010.   Miami Jai-Alai will be able to operate up to 2,000 machines, have ATM machines at the facility, and hours of operation during the week can be 18 hrs a day and 24 hours a day on weekends. Under SB 622, the Seminole tribe gained the exclusive right to have blackjack and other table games at three Broward County casinos and two others in Imokalee and Tampa. All seven tribal casinos also would be able to keep operating Las Vegas-style slot machines.   Other portions of Chapter 2009-170 Laws of Florida, purports to permit Hialeah Race Course, located approximately 4 miles from Miami Jai-Alai, to open as a horse facility and operate slot machines after two consecutive years of quarter horseracing.  On June 30, 2010, W. Flagler and Florida Gaming Centers filed a constitutional challenge regarding the enactment of changes to Florida Statutes in Chapter 551 that purport to enable the expansion of slot machine games in Miami Dade County to the site of Hialeah Park.  The Statutory Amendment conflicts with the Constitutional Provision, Article X, Section 23 in numerous ways.  The Leon County Circuit Court held the statute to be valid and that decision is presently on appeal to the Florida First District Court of  Appeal.

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

The Company is now competing with Calder Casino and Magic City Casino.

Under SB 622, the Seminole tribe gained the exclusive right to have blackjack and other table games at three Broward County casinos and two others in Imokalee and Tampa. All seven tribal casinos are able to keep operating Las Vegas-style slot machines.

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

Dependence on one or a few major customers

The company depends on Sportech, successor to Scientific Games Corp. a leading supplier of pari-mutuel wagering systems. Sportech provides the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data in a secure manner. The Company relies on the totalizator’s computer systems to ensure the integrity of the wagering process. If Sportech did not keep their technology up to date, this could affect the security of wagering, and limit our ability to serve our customers. The Company is past due on monthly payments required by its contract with Sportech which could result in termination of services to the Company, but the Company has renegotiated its contracts with Sportech to more financially favorable terms and included a repayment schedule for its past due balances.

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

The DPMW also requires all totalizator operators, including the Company's vendor, Sportech, to possess an annual totalizator license. Among the various requirements imposed by the DPMW, the totalizator operator is required to agree in writing to pay the DPMW an amount equal to any loss of state revenue from missed or canceled performances due to acts of the totalizator owner, operator, agents, or employees, and for any failure of the totalizator system, unless such acts are beyond the control of the above-listed persons. Every licensed totalizator operator must post a performance bond issued by a surety approved by the DPMW in the amount of $250,000 insuring the state against such revenue loss.

Businesses, such as vendors and contractual concessionaires, must also obtain an occupational license from the DPMW. Minors may be employed by a pari-mutuel facility as long as their employment is not directly involved with alcoholic beverages or wagering.

Daily License Fee. During the 2009-2010 live jai-alai season, a Daily License Fee of $40 was assessed for each jai-alai game conducted at each of the Company's Frontons. The Daily License Fee regulations amendments provide, however, that should an amendment to the Florida Constitution be adopted that would permit casino gambling at pari-mutuels such as the Frontons, the fee would return to $80 per jai-alai game; no such amendment has been passed. Such fee is paid to the DPMW to defray regulatory costs.

        Slot License Fee   The DPMW enforces the state slot licensing. Anyone wishing to work with slot machines in Florida must apply for a license from this agency. All Florida casinos, as well as casino employees who have contact with the slot machines, are required to have a license to legally operate or work with slots. There are several levels of Florida slot licenses, depending on who holds the license and for what purpose.

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

Florida Legislative Changes

On April 28, 2010 the Governor of Florida signed SB 622, which  became effective on July 1, 2010. In accordance with SB 622 legislation, the annual license fee was reduced to $2.5 million on July 1, 2010 and will be reduced to $2.0 million on July 1, 2011 and on July 1, 2010 the tax rate decreased from 50% to 35%.   Miami Jai-Alai will be able to operate up to 2,000 machines, have ATM machines at the facility, and hours of operation during the week will be 18 hrs a day and 24 hours a day on weekends.   Under SB 622, the Seminole tribe would gain the exclusive right to have blackjack and other table games at three Broward County casinos and two others in Imokalee and Tampa. All seven tribal casinos also would be able to keep operating Las Vegas-style slot machines.

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

For the years 2001 through 2010, Miami had unused credits totaling $2,352,201 and Summer Jai-Alai had 1,220,208 unused Credits available for recovery.

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

Employees

As of December 31, 2010, the company had approximately 36  jai-alai players under contract.  The Company believes that its present employee relations with its jai-alai players, some of whom belong to the International Jai-Alai Players Association/U.A.W., and the Company's relations with other employees are satisfactory.

The Company has approximately 188  part-time employees and 86 full-time employees.

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

Any of the above listed factors could have a material adverse effect on our business, financial condition and results of operations. In addition, we may incur substantial additional indebtedness in the future, including to fund acquisitions. The terms of our existing indebtedness do not, and any future debt may not, fully prohibit us from doing so. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Other Risks. Many other risks beyond the control could seriously disrupt operations, including:

•	The effect of global economic conditions;

•	The effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties;

•	The economic environment;

•	The financial performance of the jai-alai operations;

•	Costs associated with the efforts in support of alternative gaming initiatives.

Item 2. Description of Property.

Set forth below is a brief description of the Frontons:

	Number	Size of	Number of
	Of	Building	Gaming
Location	Acres	Sq.Ft.	Seats

Ft. Pierce	37.00	80,000	2,150
Miami	10.8	185,000	4,389
Totals	47.8	265,000	6,539

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

Investment in Real Estate

In November, 1997, the Company entered into a new business — residential real estate development. These Properties consisted of over 100 fully-developed, and 163 partially-developed, single-family residential home sites, a swim and tennis club facility, and 27 acres of partially-developed commercial property. As of December 31, 2009, the Company has six (6) residential lots remaining to be sold with a mortgage and accrued interest of $41,615 on one of the lots. The six (6) lots have a book value of $234,000.  The Note on the lot with the Mortgage was due November 17, 2009, and was not extended.  The Company is currently in default on the mortgage and Mr. Collett has been named a defendant in a lawsuit filed by Hamilton State Bank. The Properties are located on the east side of Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits, in Walton County.

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

On March 19, 2010, the Florida Gaming Corporation (the “Company”), a Delaware corporation, and Florida Gaming Centers, Inc., a Florida corporation 100% of the stock of which is owned by the Company, were served with a complaint (the "Complaint") by Isle of Capri Casinos, Inc. ("Isle"). The Complaint seeks to foreclose on a mortgage granted to Isle in connection with a Note and related instruments dated December 31, 2008. As reported in the Company's  Form 8-K filed on January 7, 2010, the Company is indebted to Isle in the principal amount of Three Million Dollars ($3,000,000) pursuant to the Note and related instruments dated December 31, 2008. Under the Note and the related instruments, the Company was required to pay to Isle the $3,000,000 principal amount, plus any accrued but unpaid interest, on December 31, 2009. The Company did not make the required December 31, 2009 payment to Isle. The mortgage granted to Isle in connection with the Note affects Center's real property located at 1750 S. King's Highway, Ft. Pierce, Florida, and all buildings, structures, fixtures and improvements located thereon. The Company has engaged counsel to respond to the Complaint and is vigorously defending itself against Isle’s lawsuit.

West Flagler Associated LTD and Calder Race Course

On December 23, 2009, Florida Gaming Centers, Inc. (“Centers”) was served with a summons and complaint (the “Complaint”) from West Flagler Associated, Ltd. and Calder Race Course, Inc. (“Plaintiffs”). The Complaint filed in the 11th Circuit Court in and for Miami-Dade County, Florida on December 21, 2009 alleges that Centers executed a Promissory Note on January 31, 2005 in favor of the Plaintiffs and that Centers has breached the terms of the Promissory Note by failing to make the payments required there under, which Plaintiffs allege were to commence in February 2008. On October 14, 2010, Centers sold to West Flagler Associates, Ltd. (“Flagler”) all of Centers’ interest in the Summer Jai-Alai Partnership (“Summer”) for a total purchase price of $2,501,583.  The purchase price included both cash ($2,000,000) and noncash ($501,583).   Flagler forgave its portion of the Promissory Note and assumed Calder Race Course, Inc.’s  portion of a promissory note payable to both parties from the Company.  The debt was forgiven and assumed by Flagler which totaled the principal amount of $416,666 and accrued interest of $84,917.  The lawsuit was dismissed.

CCLN, LLC vs Florida Gaming Corporation

On February 18, 2011, Florida Gaming Corporation (“Florida Gaming”) was served with a summons and complaint (the “Complaint”) from CCLN, LLC (“Plaintiffs”).  The Complaint filed in the 11th Judicial Circuit Court in and for Miami-Dade County, Florida on February 11, 2011.  The Complaint alleges that Florida Gaming executed a Compensation Agreement (“Agreement”)  on January 21, 2008 and Florida Gaming has breached the terms of the Agreement by failing to make the required payments.  The Agreement called for $100,000 to be paid upon approval of the local referendum in Dade County, FL for Class III Slots to be operated at Miami Jai-Alai.  The referendum was approved on January 28, 2008.  The Complaint also alleges that Florida Gaming shall pay Consultants $100,000 within thirty (30) days of Florida Gaming receiving payment of its insurance claim settlement which was received in September of 2008.   The Complaint alleges that Florida Gaming has failed to pay Plaintiff Thirty Thousand Dollars ($30,000) from the approval of the local slot referendum under Section 1 a) of the Compensation Agreement and  $100,000 due from the Insurance Settlement under section 1 c) of the Compensation Agreement.  Florida Gaming  filed an answer on March 25, 2011 and intends to vigorously defend the Complaint.

West Flagler/Centers vs FDBPR and  South Florida Racing Association, LLC

On June 30, 2010, W. Flagler and Florida Gaming Centers filed a constitutional challenge  regarding the enactment of changes to Florida Statutes in Chapter 551 that purport to enable the expansion of slot machine games in Miami Dade County to the site of Hialeah Park.  The Statutory Amendment conflicts with the Constitutional Provision, Article X, Section 23 in numerous ways.  In December, 2010 FDBPR and South Florida Racing Association, LLC were granted a partial summary judgement in regards to the suit.  That finding is presently on appeal to the Florida First District Court of Appeal.

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

The court did not grant the motion to dismiss and did not require the Company to post bond requested by the Division/State of Florida. As of December 31, 2005, the suit concluded due to expiration of the statute of limitations. However, the Company received letters dated October 27, 2010 and November 4, 2010 from the Division/State of Florida which reflected a computation of tax credits for Miami and Summer Jai-Alai that agreed with the Company’s records. The Company believes it will prevail should litigation be required to resolve this issue.

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

The bid prices reflect inter dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The table shows the high and low bid prices for the years 2009 and 2010.

2010	High	Low
For the Quarter Ended:
March 31	5.38	2.48
June 30	5.40	2.80
September 30	5.99	2.10
December 31	3.50	.55

2009	High	Low
For the Quarter Ended:
March 31	5.99	2.01
June 30	10.02	3.75
September 30	8.25	5.25
December 31	7.50	3.50

***********************

As of December 31, 2010, the Company had approximately 1,523 holders of record of its Common Stock.

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

Persons who may be deemed “affiliates” of the Company or who acquired the shares in a transaction exempt from registration under the U. S. Securities and Exchange Act (“the “Securities Act”)   hold approximately 1,448,369 shares (“Restricted Shares”) of the 3,888,959 shares of Common Stock outstanding as of March 30, 2011, which may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. Holding, the holder of 1,325,869 Restricted Shares, has demand registration rights for its shares.  All of the restricted shares have been held for over six months and are thus available for sale in the public market, subject to the volume and other limitations of Rule 144.  As of January  6, 2011, Holding has pledged all 1,325,869 shares of common stock and 1,000 shares of Preferred F stock to a bank to secure a loan.

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

The Company has four issues of Convertible Preferred Stock outstanding as of December 31, 2010.  Preferred A, Preferred AA, Preferred B, and Preferred F.  A complete description and summary of the Convertible Preferred Stock is set forth in the financial statements Note B - Preferred Stock.

The Company did not issue any new stock options during the years ended December 31, 2010, and December 31, 2009.  The Company did extend 362,500 options that were to expire July 11, 2010, 20,000 advisor and consultant options expired in January 2010, and in August, 2010 the Company issued Mr. Steve Craig 30,000 warrants at $6.00 per share.   At December 31, 2010 the Company had a total of 835,625 stock options outstanding to directors and officers and to certain key employees to purchase common stock of the Company, and 160,000 options in warrants in connection with financing. ( Refer to 2006 Stock Incentive Plan below)

Equity Compensation Plan Information
December 31, 2010

Plan Category	Number of securities to be issued Upon Exercise of Outstanding options, Warrants, And Rights	Weighted- Average Exercise Price Of Outstanding options, Warrants and rights	Number of Securities Remaining available for future issuance under equity compensation Plans (excluding Securities reflected in column (a)

Equity compensation plans not approved by security holders	995,625	$8.46	250,000

Total	995,625		250,000

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

During 2010, the Company extended 362,500 options of these options that were issued in July 2006.   These options were due to expire July 11, 2010, with an exercise price of $8.25 per share.   The Company extended these options for one year, with an expiration date of July 11, 2011, and an exercise price of $8.25 per share. The Company recorded a $14,152 expense for the extension of these options during the year 2010 (See Note C), compared to $231,257 expense for extending the options in 2009.   The 2010 expense was calculated using the following assumptions:

July 11, 2010
Risk Free Rate of Return	.3%
Expected Forfeiture	50.0%
Expected Volatility	49.37%
Expected Dividends	None
Expected Term	1 year

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

The Company's Second Amended and Restated Advisors and Consultants Stock Option Plan (the "Advisors and Consultants Plan") provides for the grant of options to purchase shares of the Company's $.20 par value common stock to natural persons who provide bona fide valuable services to the Company that are not in connection with the offer of sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for the Company's securities. The Board of Directors administers the Advisors and Consultants Plan. All stock options granted under the Advisors and Consultants Plan must be approved by the Board of Directors, which has full power to construe and interpret the plan subject to the plan's express provisions. The exercise price per share for an option granted under the Advisors and Consultants Plan is the greater of three (3) times the book value per share as of the last day of the fiscal quarter immediately proceeding the date the option is granted as determined in accordance with generally accepted accounting principles, or the market value determined. If the Stock is listed on a national securities exchange, the closing price of the Stock on the composite tape as of the most recent date on which the Stock was traded prior to the Grant Date. If the Stock is quoted on NASDAQ, the mean high and low market prices for which the Stock is quoted as of the most recent date on which the Stock was quoted prior to the Grant Date. If the Stock is not listed on a national securities exchange or quoted on NASDAQ, but is traded over the counter, the last sales price of the Stock on the most recent date on which the Stock was sold in the over-the-counter market prior to the Grant Date. Options granted under the Advisors and Consultants Plan cannot be assigned or transferred except by will or the laws of descent and distribution, and cannot otherwise be pledged or hypothecated in any way. Any attempted assignment, transfer, pledge hypothecation or other disposition of an option, or the levy of any process upon an option, will render the option null, void and without effect. In January, 2010, 20,000 options expired under this plan. There are no options outstanding at this time.

Non-Plan Options

On October 9, 2007, the Board of Directors amended the plan to make the options cashless and transferable. To exercise an Option, the Optionee or the other person(s) entitled to exercise the Option shall give written notice of exercise to the Treasurer of the Company, specifying the number of full shares to be purchased.  Such notice shall be accompanied by (1) payment in full for the Stock being purchased; or (2) payment in full or in part may be made in the form of Stock owned by the Optionee for at least 6 months (based on the Fair Market Value of the Stock on the date the Option is exercised) evidenced by negotiable Stock certificates registered either in the sole name of the Optionee or the names of the Optionee and the Optionee’s spouse or the sole name of the transferee or the names of the transferee and the transferee’s spouse, or (3) by electing that the Company withhold shares that would otherwise be issued on exercise of the Option in payment of the purchase price; or (4) in any combination of the forgoing permitted methods with respect to a particular Option. If required by the Company the required withholding tax shall be paid to the Company in any manner specified in this section.” The Option is transferable but only if in the opinion of counsel acceptable to the Company the transfer of the Option will not violate the Securities Act of 1933 or any applicable state securities laws. The Stock Option Agreement shall  remain in full force and effect except as expressly amended herein.  There are 325,000 options outstanding under this plan and 140,00 warrants outstanding.

On August 17, 2010, the Company issued Mr. Steven Craig 30,000 options at $6.00 per share with an expiration of December 11, 2011.  The warrants were issued for his consulting services and his efforts to assist the Company in securing long term financing. (See Note C).   The Company recognized total compensation expense of $5,630 for these warrants.  The Company used the following assumptions:

August 17, 2010
Risk Free Rate of Return	.26%
Expected Forfeitures	50.00%
Expected Volatility	49.37%
Expected Term	1.3 years
Expected Dividends	None

During the year ended December 31, 2009, 70,000 warrants were issued as an inducement for financing.  All 70,000 warrants were issued at $6.00 per share.  On October 7, 2009, Mr. James Stuckert and Mr. Solomon Howell were each issued warrants for 20,000 shares at $6.00 per share for financing up to a $1,000,000.  The Company recorded an expense of $39,451 for the issuance of the warrants and amortized the expense over the life of the loan, which expired December 31, 2009 (See Note C).  The Company used the following assumptions:

October 7, 2009
Risk Free Rate of Return	.87%
Expected Forfeiture	56.06%
Expected Volatility	66.7%
Expected Dividends	None

On December 11, 2009, the Company borrowed  $500,000 from Nurmi Properties, and Mr. Steve Craig was issued 30,000 warrants at $6.00 per share in connection with the financing.  The Company capitalized an expense of $14,726 for the warrants and the expense was recorded straight line amortization over the period of the note which was one year  (See Note  C ).  The Company used the following assumptions for the warrants:

December 11, 2009
Risk Free Rate of Return	.83%
Expected Forfeiture	56.06%
Expected Volatility	66.7%
Expected Dividends	None

At December 31, 2010, the Company had the following options and warrants outstanding.

Grantee	Number of Options or Warrants	Expiration	Grant Price	Fair Value of Stock on Grant Date
Key Employees	33,000	7/10/2012	8.25	6.25
Freedom Holding	381,000	7/10/2012	8.25	6.25
Executive Employees	69,125	7/10/2012	8.25	6.25
Key Employee	10,000	7/10/2012	8.25	6.25
Freedom Holding	325,000	7/11/2011	8.25	7.00
Officer & Director	37,500	7/11/2011	8.25	7.00
James Stuckert	20,000	6/26/2013	8.25	4.50
Solomon Howell	20,000	10/7/2012	6.00	6.05
James Stuckert	20,000	10/7/2012	6.00	6.05
Steve Craig	30,000	12/11/2011	6.00	4.25
Steve Craig	30,000	12/11/2011	6.00	4.00
Freedom Holding	20,000	11/1/2011	8.25	3.80
Pride Capital	20,000	6/15/2012	30.00	26.15
	995,625

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

On January 29, 2008, residents of Miami-Dade County passed a referendum that would allow Miami Jai-Alai, Calder Race Course, and Flagler Dog Track, to install up to 2,000 slot machines.   In April, 2010, the Florida legislature subsequently enacted legislation which provided for a reduction in the tax rate for racetracks operating slot facilities in Miami-Dade and Broward Counties from 50% to 35% as well as a reduction in the annual license fee from $3 million to $2 million over a two-year period and removes wagering limits for poker. In accordance with SB 622 legislation, the annual license fee will be reduced to $2.5 million on July 1, 2010 and $2.0 million on July 1, 2011.  Miami Jai-Alai will be able to operate up to 2,000 machines, have ATM machines at the facility, and hours of operation during the week will be up to 18 hrs a day and 24 hours a day on weekends.

On October 14, 2010 the Company sold its interest in the Summer Jai-Alai partnership to West Flagler Associates, Ltd. for a purchase price of $2,501,583, which included non-cash compensation of $501,583 for the cancellation of a promissory note owed to Flagler and Calder Race Course, Inc.  The debt forgiven and assumed by Flagler had a total principal of $416,666 and accrued interest of $84,917.  The Company recorded a gain of $1,907,509 in connection with this sale transaction.  Flagler also prepaid rents of $225,000 to the Company for use of its facilities which are carried as deferred income on the accompanying 2010 balance sheet. (See Note J)

COMPARISON DEFINITION

The following analysis of handle, revenues, real estate sales, attendance, operating expenses and general & administrative expenses in this part of the report compares figures for the twelve months ended December 31, 2010 to figures for the twelve months ended December 31, 2009, for the Miami and Ft. Pierce pari-mutuel facilities, and the real estate development.

During the twelve month period ended December 31, 2010 the Company’s revenue was severely impacted by Miami Jai-Alai not offering live jai-alai from May 1, 2010 through November 1, 2010, due to construction at the facility.  In comparison to the twelve month period ended December 31, 2009 when Miami offered live jai-alai year round.    Ft. Pierce operated live jai-alai from May 7, 2010 through August 28, 2010 compared to only operating  two months of live jai-alai in 2009.   Ft. Pierce  conducted a full schedule of Inter-Track Wagering (“ITW”) during the years ended December 31, 2010 and December 31, 2009.  Miami acted as a guest site only during May through August  2010, and Ft. Pierce acted as the host in sending out the simulcast signal during the same time period.  This change impacted the revenue because of fewer performances at Ft. Pierce when Miami acted as a host.   Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels.    Ft. Pierce and Miami operate a card room, with the Miami location also offering dominoes in its’ card room.

Fiscal Year 2010 Compared with Fiscal Year 2009

Handle Analysis

Total Handle for the twelve months ended December 31, 2010 was $35,922,619 of which $6,126,708 was wagered on live jai-alai, $9,211,804 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting, and $20,584,107 was wagered on inter-track guest signals carried at the Company's two frontons.

Total Handle for the twelve months ended December 31,2009 was $58,908,940 of which $12,712,386 was wagered on live jai-alai, $13,546,357 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting, and $32,650,197 was wagered on inter-track guest signals carried at the Company's two frontons.

Handle Increases and Decreases

All areas of the handle saw a decrease during 2010. Total handle for the twelve months ended December 31, 2010  was $35,922,619, compared to $58,908,940 for the twelve months ended December 31, 2009, a decrease of $22,986,321 or 39%.

Live handle was $6,126,708 for the twelve months ended December 31, 2010 compared to  $12,712,386 for the twelve months ended December 31, 2009, a decrease of $6,585,678 or 51.8%.

ITW host signal for the twelve-months ended December 31, 2010 was $9,211,804 compared to $13,546,357 for the same period in 2009, a decrease of $4,334,553 or 47%.  ITW guest handle for the twelve months ended December 31, 2010, was $20,584,107 compared to  $32,650,197 for the same period in 2009, —a decrease of $12,066,090 (37%).

Miami only operated live jai-alai for six months for the twelve month period ended December 31, 2010, compared to operating  twelve months for the twelve month period ended December 31, 2009.

Revenue

Net Pari-Mutuel Revenues

Pari-mutuel revenues, net of state taxes and guest commissions, for the year ended December 31, 2010 were $3,992,922 compared to net pari-mutuel revenues of $6,694,981 for the same period in 2009, a decrease of $2,702,060 (40%). Revenues for the twelve months ended December 31, 2010, consisted of $2,280,155 from live and simulcast jai-alai wagering and $1,806,527 from inter-track guest commission. This compares to revenues for the twelve months ended December 31, 2009, consisting of $4,000,249 from live and simulcast jai-alai wagering and $2,694,732 from inter-track guest commission.

Admissions Income

Admissions Income, net of state taxes, for the year ended December 31, 2010, was $8,704, net of state taxes, compared to $26,947 for the year ended December 31, 2009, a decrease of $18,243 or 67.7%.

Program Revenue

Program Revenue for the year ended December 31, 2010, was $101,535 compared to $135,218 for the year ended December 31, 2009, a $33,683 decrease.

Food and Beverage

Food and beverage income decreased $334,972 (34%) to $654,115 for the year ended December 31, 2010, compared to $989,087 for the year ended December 31, 2009. Food and beverage income is revenue from the bar and concession stand. Sales at both facilities were below prior year.

Card room revenue

Card Room revenue for the Miami & Ft. Pierce Crystal Card Room for the twelve months ended December 31, 2010 was $4,463,383 compared to $5,998,668 for the same period in 2009, a decrease of $1,535,285

Other Revenue

Other Revenue for the year ended December 31, 2010 was $102,758 compared to $151,038 for the year ended December 31, 2009. Other Revenue primarily consists of souvenirs, parking, vending machines, lottery commission and misc. income.

Real Estate Sales

The Company had no real estate sales for the years 2010 and 2009.

Operating Expenses

The Company's operating expenses for the year ended December 31, 2010 were $11,797,400 compared to $15,553,657 for the same period in 2009, a $3,756,257 decrease. Operating Expenses were lower due to Miami Jai-Alai not operating live jai-alai for six months during the year ended December 31, 2010, compared to operating live jai-alai for twelve months during the same period in 2009.  Ft. Pierce also offered fewer performances while Miami acted as the host.

Advertising and Promotions

Advertising and promotional costs were $213,293 for December 31, 2010, compared to $404,137 for the year ended December 31, 2009. A total decrease of $190,844 or 47.2%.

Operating and Mutuel Payroll and related costs

Total operating and mutual payroll costs were $3,834,917 for the year 2010, compared to $4,828,975 for the year 2009, a $994,058 decrease. Mutuels payroll for the year ended December 31, 2010 was $563,321, compared to $840,832 for the same period in 2009. Payroll has decreased due to staff reductions due to the decline in wagering. Admission payroll for 2010 was $15,681 compared to $35,511 during the same period in 2009. Maintenance and janitorial payroll was $552,349 for the year ended 2010 compared to $661,054 for the same period in 2009. Security payroll for 2010 was $766,289 compared to $867,071 for the same period in 2009. Employee benefits were $793,740 for the year 2010, compared to $1,038,758 for the same period in 2009. Employee benefits consists of insurance for health care for the players and employees. Office payroll remained relatively the same with $333,818 for the year ended 2010, compared to $335,181 for the same period in 2009.

Player payroll and related costs

Player payroll and related costs for the year ended December 31, 2010 were $2,185,851 compared to $3,020,738 for the year ended December 31, 2009, a 27.6% decrease. The largest portion of the players decrease was due to a decrease in Players payroll of $328,471 and the players prize money decreased $267,769. There was a smaller roster and reduced prize money associated with fewer performances.

Food and beverage costs

Food and beverage costs for the period ended December 31, 2010, were $545,165 compared to $784,651 for the same period in 2009. Food and Beverage costs are from the bar and concession stand. Bar payroll was $63,840 for period ended December 31, 2010, compared to $75,596 in 2009. Bar purchases were $101,527 for the year ended December 31, 2010, compared to $146,809 for the same period in 2009, a $45,282 decrease Concession payroll was $181,975 for the year ended December 31, 2010, compared to $277,756 for the same period in 2009, a decrease of $95,781.

 Repairs and Maintenance

Total Repairs and Maintenance for the year ended December 31, 2010, was $193,241 compared to $228,576 for the same period in 2009. The Company has reduced staffing at both facilities.

Totalizator/teleview rental

The Company leases totalizator equipment at each fronton. The cost was $278,066 for the year ended December 31, 2010 compared to $385,591 for the year ended December 31, 2009. The Company had reduced operations and a renegotiated contract.

ITW and television costs

Total  ITW and television costs were the year ended December 31, 2010 were $616,467 compared to $844,969 for the same period in 2009, a decrease of $228,502. Of the total costs for 2010, TV Camera rental costs decreased from $461,391 in 2009 to $349,749 in 2010, and ITW tote and telecom costs decreased $116,861 (30.5%) to $266,718 for the year ended December 31, 2010 compared  to $383,579 for the year ended December 31, 2009.

Programs

Total Program costs were $129,702 for 2010, compared to $175,108 for the same period in 2009, a decrease of $45,406. Out of the total program costs, payroll totaled $8,747 for the year ended December 31, 2010, compared to $24,323 for the same period in 2009. Program expenses totaled $120,848 for the year ended December 31, 2010, compared to $150,785 for the same period in 2009.

Card room payroll and related costs

Card room payroll totaled $1,199,356 for the year ended December 31, 2010, compared to $1,427,075 for the same period in 2009.

Other card room operating costs

Expenses related to card room operations amounted to $844,068 for the year ended December 31, 2010, compared to $1,237,975 in 2009, a decrease of $393,907. The state participation was $487,040 during the twelve months ended December 31, 2010 compared to $669,367 for the twelve months ended December 31, 2009. A decrease of $182,326 or 27.2%. The supplemental prize expense was $178,535 for the twelve months ended December 31, 2010, compared to $239,947 for the same period in 2009, a decrease  of  $61,411.  Promotions and Purchases were $35, 308 for the year ended December 31, 2010, compared to $130,313 for the same period in 2009, a decrease of $95,005.    The Company also has to pay City and County taxes for operating the Ft. Pierce card room in St. Lucie County.  The Company paid St. Lucie County  $124,102 in 2010 compared to $102,063 in 2009.

Depreciation and amortization

Depreciation and Amortization expense amounted to $457,559 for the year ended December 31, 2010 compared to $490,918 for the same period in 2009.

Utilites

Utility costs decreased $171,275 (29.8%) from $574,798 for the year ended December 31, 2009 to $403,523 for the year ended December 31, 2010.

Cost of Real Estate Sales

The Company had no real estate sales for the years ended December 31, 2010 and 2009.

 Provision for loss on real estate

The Company had provision for loss of $63,500 for the year ended December 31, 2009, compared to -0-  in  2010.  The provision was made in 2009 for the six lots at Tara.

Misc. net

Misc. expenses were $896,192 for the year 2010, compared to $1,086,646 for the same year in 2009,  a $190,454 decrease.

General and Administrative Expenses

The Company's general and administrative expenses were $5,097,985 for the twelve months ended December 31, 2010, compared to $4,923,908 for the twelve-months ended December 31, 2009, a $174,077 increase. The increase is due to higher interest costs.

Comparisons of significant categories of general and administrative expense for 2010 versus 2009 are as follows:

Executive payroll and related costs

Executive payroll and related costs  were $577,153 in 2010, compared to $579,467 in 2009.

Stock Options

The Company did not issue any new stock options in 2010, but the Company did extend 362,500 option from July 11, 2010 to July 11, 2011 which led to an expense  of $14,152 compared to the stock option expense of $231,257 for extending the options in 2009. The Company issued 30,000 warrants to Mr. Steve Craig in August, 2010, for his consulting services and his efforts to assist the Company in securing financing.  The company had warrant  expense of $5,630. During 2009, the Company had warrant expense of $54,158 for issuing 20,000 warrants to Mr. Stuckert and Mr. Howell, and 30,000 warrants to Mr. Steve Craig. (See Note C)

Director Fees

The Company has two non-employee directors and the fees are $2,000 per month  Mr. Roland Howell, a director of the Company since  1995, passed away on June 12, 2010.  Director Fees for the periods ended December 31, 2010 were $60,000 compared to $72,000 for the year ended December 31, 2009.  Director fees were accrued for 2010.

Management consulting

Total management consulting fees were $780,000 for years ended December, 31, 2010 and December 31, 2009.  Management fees consist of fees paid to Freedom Financial Corporation for services provided by W. B. Collett, Chairman and CEO.   Management Fees have not been for the past two years, the $1,560,000  expense has been accrued.  (See Note F)

Telephone and Travel

Total fees for telephone and travel were $337,916 for the year ended December 31, 2010, compared to $443,324 for the same period in 2009. Of the $337,916, $244,597 was for travel and $93,319 for phone.  This compares to travel expense was $350,584 and  telephone of $92,740 for the same period in 2009.

Professional fees

Professional fees were $613,747 in 2010 compared to $728,919 in 2009, a decrease of $115,172 or 15.8%. Included in professional fees are lawyers, accountants, and consultants.

Interest and Financing Costs

The Company had total interest and financing costs of $1,519,004 for the twelve month period ended December 31, 2010 compared to $903,280 during the same period in 2009. During 2010, the company had interest expense of $1,504,277 and financing costs of $14,727.   The financing costs were from the warrant issued to Mr. Craig on December 31, 2009.    During 2010, several Notes were in default and the Company was accruing interest at a much higher interest rate.  The Isle of Capri Casinos Note interest went from 10% to 18% in July, 2009.  On January 1, 2010  the Stuckert/Howell Note interest rate went from 5% to 24%.  The Company borrowed an additional $1,435,000 during 2010 which also increased the interest expense.  This compares to the total of $903,280 for the twelve month period ended December 31, 2009,  when interest costs totaled $671,277 and financing costs were $232,003.  During 2009, the Company incurred financing costs relating to the convertible promissory notes.  The Notes include a convertible feature allowing the Lenders, at their option, to convert outstanding principal and any accrued interest into the Company’s $.20 par value common stock at $6.00 per share.  The conversion rights of the  Stuckert/Howell Notes were valued at $138,204.  The Company also issued Mr. Stuckert and Mr. Howell each 20,000 warrants and incurred financing costs of $39,451.  On December 11, 2009, the Company issued Mr. Steve Craig 30,000 warrants at $6.00 per share and had financing costs of $14,727, which were amortized over the life of the loan.

Property Taxes

Property taxes were $484,583 for the year ended December 31, 2010, compared to $398,623 for the same period in 2009.  The Company has accrued but not paid the property taxes on the Ft. Pierce Jai-Alai and Miami Jai-Alai for the years 2008, 2009, and 2010.

Insurance Costs

The Company had insurance expense of $705,800 for the twelve months ended December 31, 2010, compared to insurance expense of $787,038 for the same period in 2009.

Other Income and Expense

Other income for the year ended December 31, 2010, was $2,728,602 compared to $1,621,434 for the same period in 2009. There was interest income of $3,604 for the twelve months ended December 31, 2010, compared to $7,866 for the same period in 2009 a decrease of $4,262. The Company recorded a $1,907,509  gain on the sale of Summer Jai-Alai (See Note J).  The State Tax credits on handle and admissions in 2010 was $817,489 compared to $703,511 during the same period in 2009. During 2009, the Company sold a piece of property to the county and recorded a gain on sale of right-of-way of $870,185 (See Note I)

Liquidity and Capital Resources

The Company had cash and cash equivalents of $748,617 at December 31, 2010, compared to  $819,256 at December 31, 2009. The Company had negative working capital of approximately $18,207,827 for the twelve months ended December 31, 2010.  This compares to negative working capital of $11,926,189 during the year ended December 31, 2009.  The large increase in negative working capital is due to the current liabilities increasing $5,961,233 during 2010 and the assets decreasing $184,740. The Company borrowed an additional $1,435,000 in 2010 that is included in current liabilities.

Net cash used in operating activities was $1,829,348 compared to $2,416,703 in 2009.  During the year ended December 31, 2010, the Company extended 362,500 options for one year for a stock option expense of $14,782 and the Company issued warrants to Mr. Steve Craig for consulting services with the Company for an expense of $5,630.  During the twelve month period ended December 31, 2009, the Company had stock option expense of $231,257 and warrant expense of $54,178.  During 2009, the Company extended 362,500 options  for one year and issued warrants to Mr, James Stuckert, Mr. Solomon Howell, and Mr. Steve Craig for a warrant expense of $54,178. On October 14, 2010 the Company sold the Summer Jai-Alai partnership for a total of $2,501,583.  The purchase price included both cash ($2,000,000) and noncash ($501,583) compensation.   The Company recorded a gain on the sale of $1,907,509.  The company had an increase in accounts payable and accrued expenses of $4,415,789. A few of the larger expenses accrued during the twelve month period ended December 31, 2010,  included interest expense of $1,504,277, dividends of $524,030, management fees of $780,000, professional fees of $331,805, and property taxes of $428,318.  During 2009, the Company recorded a gain on the sale of the right of way for $870,185.   The Company completed Phase 1 of its two-phase acquisition of the 10.982 acres of property from the County (see Note H). The County purchased the right-of-way of .492 acres from the Company for $1,185,345. The Company’s basis in the right-of-way was $65,160, costs to sell totaled $250,000; therefore, the net gain on sale totaled $870,185.

Net cash provided by investing totaled $867,527 for 2010, compared to $426,815 in 2009.   The Company had purchases of property and equipment of $1,132,473 for 2010 compared to  $508,350 during 2009. On October 14, 2010, Florida Gaming Centers (“Centers”) sold to West Flagler Associates, Ltd. all of Centers’ interest in the Summer Jai-Alai Partnership for a total purchase price of $2,501,583.  The purchase price included both cash ($2,000,000) and noncash ($501,583) compensation.  During 2010, the Company put on a new roof at Miami Jai-Alai for $963,000. During the twelve months ended December 31, 2009,  the Company agreed to acquire a total of 10.982 acres of property from Miami-Dade County in exchange for an easement of .492 acres to be used by the Miami-Dade Metro Rail, an overhead light rail system.  The Company’s basis in the right of way was $65,160, expenses of $250,000; therefore net proceeds on the sale of .492 acres totaled $935,345.

During 2010, net cash provided by financing activities totaled $891,182 compared to cash provided by financing activities of $1,296,425 for the year ending December 31, 2009. During the year ended December 31, 2010, the  Company borrowed $1,435,000, compared to $1,500,000 for the year ended December 31, 2009. The Company did not have any persons exercise their options during 2010. This compares to 2009, when the Company received $98,750 from the exercising of 25,000 options @ $3.50 per share, and 5,000 options at $2.25 per share. During the year ended December 31, 2010, the Company repaid short term debt of $528,818 compared to  repaying debt of $239,036 for the year ended  December 31, 2009.  During 2010, the Company paid dividends of $15,000 compared to paying dividends of $63,289 during 2009.

The Company leased totalizator equipment from Sportech at each fronton under leases which expired October 31, 2008, but subsequently being leased on a month- to- month basis. The leases required minimum annual rental at the Miami and Ft. Pierce locations. Transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of $500 per performance. Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2010 and 2009 was approximately $278,000 and $386,000, respectively.

The Company also leased parking facilities adjacent to the Miami fronton. The Company had -0- lease payments during 2010, compared to lease payments totaling $34,000 in 2009. The lease concluding with the purchase of the additional property from the County.

At December 31, 2009, the Company had two notes mature, Isle of Capri Casinos, Inc. (“Isle”) for $3,000,000 plus  interest, and the Stuckert/Howell Note of $1,000,000 plus interest.  The Company failed to pay these amounts on December 31, 2009 at maturity (For more information reference Form 8-K dated December 31, 2009).  On March 1, 2010 the Company was served with a complaint by Isle  (See Item 3. Legal Proceedings) .   At December 31,  2010, the Company owed Isle $3,000,000 principal plus $885,986 in interest.  At December 31, 2010, the Company owed $1,000,000 principal plus $254,644 interest on the Stuckert/Howell note.  The Company is currently in negotiations with Mr. Stuckert and Mr. Howell to extend the Note.  As of the date of this filing, Mr. Stuckert and Mr. Howell have not informed the Company of any default.

At December 31, 2010, the Company owed $2,827,477 on a note to Miami-Dade County.  The Company has made the required payments to Miami-Dade County. (See Note H)

The Company borrowed $500,000  from Nurmi Properties, LLC on December 11, 2009, and additional borrowings from Nurmi total $335,000 through March 31, 2010 (See Form 8-K’s dated December 11, 2009, and February 4, 2010). On April 16, 2010 the Company borrowed an additional $75,000 from Nurmi Properties, LLC (See Form 8-K dated April 16, 2010), for a total of $910,000. On June 2, 2010, the Company borrowed an additional Seventy Five Thousand Dollars ($75,000) from the Lenders pursuant to a Note and Mortgage Modification (the “Fifth Modification”), among the Company and the Lenders.  The Original Note and Mortgage became $985,000 rather than $910,000.  On October 12, 2010,  Nurmi Properties, LLC  modified the mortgage by extending the Note one year from December 11, 2010  to December 11, 2011. (See Note H)

On February 4, 2010, the Company borrowed $90,000 from H2C (refer to Form 8-K dated February 4, 2010).  On April 28, 2010, the  Company entered into a Promissory Note and Mortgage  with H2C, Inc. pursuant to which the Lender advanced to the Registrant two hundred fifty thousand dollars ($250,000).  $82,156 of the Advance was used to pay to the Lender all outstanding principal and accrued interest due to the Lender pursuant to a Promissory Note for the Registrant dated February 4, 2010 (See Form 8-K dated April 28, 2010). The Company was to make monthly interest payments on the Note.  The Note was due December 31, 2010.   On December 31, 2010 H2C, Inc. extended the due date of the Note to March 31, 2011 (See Form 8-K filed January 6, 2011).  The Company has not made the required interest payments on this Note.  (See Note H)

On July 1, 2010, the Company entered into a Promissory Note and Mortgage  pursuant to which the Lender advanced to the Registrant fifty thousand dollars ($50,000) (the “Advance”).   Under the Agreements, the outstanding principal amount of the Advance bears interest at an annual rate of ten percent (10%).  Accrued interest is payable to the Lender in five monthly installments of $416.66, with a balloon payment of the outstanding principal amount of the Advance and all accrued but unpaid interest due on December 31, 2010.  The Company has not made the required interest payments on this Note.  The Company’s obligations under the Note are secured by a first mortgage (the “Mortgage”) in the Lender’s favor with respect to with respect to 18 acres of unimproved real property in St. Lucie County in the state of Florida.  No prepayments are permitted under the Note.  (For further information refer to Form 8-K filed July 8, 2010).     On December 31, 2010 H2C, Inc. extended the due date of the Note to March 31, 2011. (See Note H)

The Company has a note with Freedom Holding that was scheduled to mature on March 1, 2010. The Company extended their $1,322,574  note with Freedom Holding through September 1, 2010.   On September 1, 2010, the Company extended the Note until September 1, 2011.  (Refer to Form 8-K filed September 8, 2010)

The Company executed a note payable to a party in settlement of a lawsuit.  The $200,000 note is unsecured and bears interest at 7.0%.  Payments of interest were paid through October, 2010,  with all remaining unpaid principal and interest due February 1, 2011.  The Company did not make the required interest payments  for two months in 2010, and the principal payment and accrued interest was  due February 1, 2011.  The Company is currently in negotiations with the Company to extend the Note.   (See Note H)

The Company had a mortgage note payable on one of the 6 lots at Tara Club Estates in Georgia.  The note matured on November 17, 2009.  The Company failed to repay the Hamilton State Bank note of $36,691 plus interest of $4,924. The Company is currently in default on the mortgage and Mr. Collett has been named the defendant in a lawsuit filed by Hamilton State Bank.  The suit has been filed in the Superior Court of Hall County State of Georgia.  The Note also provides for collection of attorney’s fees in the amount of 15% of principal and interest owed in the event of default. (See Note H)

On November 14, 2010, the Company entered into three separate promissory notes for $25,000 each.  The notes are unsecured, bear 3% interest per annum, require quarterly interest payments and mature on December 31, 2011. (See Note H)

On December 3, 2010, W.B. Collett, Jr., President and COO of the Company, advanced the Company $125,000 for operating expenses.

On December 9, 2010 the Company entered into a Promissory Note for $400,000 with Construct Design, Inc.  The note is unsecured and bear interest at 12% per annum.  The maturity date was January 31, 2011.  The note is currently in default and the Company is attempting to negotiate an extension. (See Note H)

On December 16, 2010 the Company entered into an Unsecured Promissory Note for $50,000, at 10% interest, requiring quarterly interest payments and the note matures on December 31, 2011. (See Note H)

On January 26, 2011, the Company entered into a Loan and Security Agreement with City National Bank of Florida  as trustee under its land trust number 5003471 dated January 3, 1979, and AGS Capital, LLC pursuant to which the Lender loaned the Company $1 Million, payable  in two equal tranches of $500,000, and the Company has issued the Lender a promissory note  (“Note”) in the original principal amount of $1 Million.  The Company received the first tranche on January 26, 2011 and received the second tranche on February  16 , 2011.   The outstanding principal balance of the note bears interest at an annual rate of 8%.  The entire outstanding principal balance of the Note, plus accrued but unpaid interest, is due in full on the Note’s maturity date, which is the earlier of March 31, 2011 or the date on which the Company secures permanent financing of approximately $83 Million.  The Company has the right to prepay the Note in full or in part without penalty.  If the note is not paid in full on the maturity date, the note will thereafter bear interest at the default rate of 18% per annum. (See Form 8-k filed on February 1, 2011)

The Note is secured by: (i) a junior mortgage and security agreement in favor of the Lender on the real estate at the Miami  Jai-Alai; (ii) a security interest in all licenses (excluding any license or permit to operate pari-mutuel wagering or slot machines) and permits and all contracts, agreements and warranties owned by the Company and related to the Miami Jai Alai Facility; (iii) the beneficial interest in and a power of direction in and to the Land Trust (the “Collateral Assignment of Beneficial Interest in Collateral”); and, (iv) a security interest in the Company’s tangible and intangible property at the Jai Alai Facility.  Additionally, during the term of the Note, the Lender has the right to approve any management agreement relating to the management of the Jai Alai Facility.

In February, 2005, the Company agreed to contribute to political action committee (PAC) formed by South Florida gaming interests seeking passage of a statewide legislative initiative and local referenda to expand gaming rights to include “slots” in Miami-Dade County, Florida.  Pursuant to that contribution agreement, the Company is contingently committed to the payment of $3,550,000 to the PAC as its share of the cost of the initiative.  The contingent commitment becomes binding upon the Company at the earlier of ten days after the Company begins slot machine operations at its facility or upon the bona fide sale or transfer of its business operations to a third party purchaser.  At this time, it is not known when or if, the Company will begin operating slot machines in its Miami facilities.

The Company continues to seek financing to refinance its debts.  The Company continues to try to sell the Fort Pierce Jai-Alai Property and Tampa Jai-Alai permit. The proceeds received from the sale would be used to pay past-due obligations and initiate efforts to install slot machines at the Miami Jai-Alai Fronton.  There is no assurance that the Company will be successful in any of these efforts.

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

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. Allowance for doubtful accounts totaled -0- for the years ended December 31, 2010 and 2009.

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

In accordance with ASC Topic 360-10-05, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annually and has found this to be very effective. Provisions for losses totaled $63,500 on property held for sale, for the years ended December 31, 2010 and 2009.

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

The Company's policy for unclaimed winning tickets follows the requirements as set forth by the State of Florida. Abandoned tickets are winning tickets that remain uncashed for a period of one year. The value of the abandoned tickets escheat to the state. These funds are deposited into the State School Fund for support and maintenance of Florida's public schools. During 2010, unclaimed winning totaled $97,028 compared to $162,350 for the same period in 2009.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Under SEC regulations, the information called for by this item is not required because the Company is a smaller reporting Company.

Item 8.  Financial Statements

List of Financial Statements Filed.

See accompanying Financial Statements:

Balance Sheets as of December 31, 2010 and 2009.

Statements of Income for the years ended December 31, 2010 and 2009.

Statement of Changes in Stockholders' Equity for the two years ended December 31, 2010 and 2009.

Statements of Cash Flows for the years ended December 31, 2010 and 2009.

Notes to Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

As of December 31, 2010, an evaluation was carried out under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of  disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(a) Management’s annual report on internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15f under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of December 31, 2010, the Company maintained effective internal control over financial reporting.

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

b)  Changes in internal control over financial reporting.  The Company made one change to its internal control over financial reporting during 2010. During 2009, the Company believed it had reached a verbal understanding with two of its creditors to remove a convertibility clause in notes to such creditors.  The written amendment, when final, did not remove the convertibility clause, but the Company had relied upon its verbal understanding for financial reporting.  The Company now requires any material contract or contract amendment to be in writing, along with a documented review by the Company’s CFO and CEO prior to reliance for financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any control will meet its objectives under all potential future conditions.

Item 9B.    Other Information

As of December 31, 2010, the Company had accrued but not paid dividends on their four classes of Preferred Stock:
The Company owes the following amounts:

Preferred A:	$ 51,922
Preferred AA:	$787,500
Preferred B:	$ 54,902
Preferred F:	$285,000

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth certain information concerning the Company's executive officers and directors at December 31, 2010:

Name	Age	Position with the Company	Director or Executive Officer Since
W. Bennett Collett	78	Chief Executive Officer, Director and Chairman	1993

W. Bennett Collett, Jr.	55	President , Director, and Chief Operating Officer	1993

Kimberly R. Tharp	53	Chief Financial Officer, Secretary and Treasurer	2002

Daniel Licciardi	54	Executive Vice-President and Pari-Mutuels Manager	1998

Jennifer Chong	54	Controller	2003

George Galloway, Jr.	77	Director	1994

*Roland M. Howell

William Haddon	80	Director	2001

*	Roland Howell passed away on June 12, 2010

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

To the Company's knowledge, based solely on a review of the copies of such reports and certain representations furnished to the Company, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

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

The Audit Committee currently consists of Messrs. Haddon, and Galloway, each of whom is an independent director of our company under OTCBB rules as well as under rules adopted by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002. The Board of Directors has determined that Mr. Haddon qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Haddon serves as Chair of the Audit Committee.

Code of Ethics

The Code of Ethics can be viewed on the Company's website @ www.fla-gaming.com

Item 11. Executive Compensation

Cash Compensation.

The following table sets forth all cash compensation paid by the Company for the fiscal years ended December 31, 2010 and 2009 for W. Bennett Collett, W. B. Collett, Jr., and Daniel Licciardi. W. Bennett Collett received no cash compensation from the Company from the time he began service as an executive officer on March 31, 1993 through December 31, 1995.

SUMMARY COMPENSATION TABLE

Name of Executive Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Non- Qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

W. B. Collett	2010	$780,000			-			17,900	797,900
Chairman and CEO	2009	$780,000			-			25,018	805,018

W. B. Collett, Jr.	2010	263,000			-			51,076	314,076
President	2009	263,000			-			51,925	314,925

Daniel Licciardi	2010	141,300			-			6,000	147,300
Exec. Vice President	2009	141,300			-			6,000	147,300

Salary (c)

In September, 1997, the Company discontinued the salary payments to Mr. Collett and began paying a consulting fee of $30,000 per month to Freedom Financial Corporation (“Freedom”) in lieu of paying a salary to Mr. Collett. The payments to Freedom totaled $360,000 in each year from 1998 to 2002. Beginning in 2003, the payments were increased to $40,000 a month to Mr. Collett. The Board of Directors elected to give Mr. Collett an increase of $10,000 per month to $50,000 per month effective May 1, 2005. On May 1, 2007 the Board of Directors gave Mr. Collett an increase of $10,000 per month which increased his consulting fee to $60,000 per month. On April 1, 2008, the Board of Directors authorized an increase of $5,000 per month which increased his consulting fee to $65,000 per month.  Mr. Collett is Chairman of the Board and Chief Executive Officer of Freedom. As of December 31, 2010, there was no written employment or consulting agreement between the Company and Freedom Financial Corporation. The Company has no employment agreements with any of the officers.

Bonus (d)

The Company did not issue any bonuses during 2010 or 2009.

Option Awards (f)

The Company did not issue any new options during 2010 or 2009. During 2010, the Company did extend 362,500 options from July 11, 2010 to July 11, 2011. The company recognized stock option expense of $14,152.

Other Compensation (I)

W. B. Collett had other compensation of $17,900 for the year ended 2010, $5,000 was for personal travel,  and $12,900 was a discretionary expense allowance.   This compares to $25,018 for the year ended 2009.  During 2009, the $25,018 included  $9,418 reimbursements for medical payments, insurance and auto repairs on personal cars used for company business.  The remaining $15,600 was discretionary expense allowance of $300 a week.

W. B. Collett, Jr. had other compensation of $51,076 for the year ended December, 31, 2010, which included $18,178 in car payments and repairs made by the Company for personal autos used in Company business. In an effort to reduce travel expenses, the Company rented a fully furnished house near the Ft. Pierce Jai-Alai Fronton for W. B. Collett, Jr. in lieu of paying hotel accommodations.  The cost for the house in 2010 was $32,898.  This compares to other compensation of $51,925 for the year ended December 31, 2009, which included $18,619  in car payments and repairs made by the Company for personal autos used in Company business.  The cost for the rental house in 2009 was $33,306.

Dan Licciardi had other compensation of $6,000 for auto allowance during the years ended December 31, 2010 and December 31, 2009.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010

Name	Number Of Securities Underlying Unexercised Options (#) Exercisable		Number Of Securities Underlying Unexercised Options (#) Unexercis- Able	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- Cised Unearned Options (#)	Option Exercise Price ($)	Option Expira- tion Date	Number of Shares or units of Stock That Have Not Vested ($)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Freedom Holding
W. B. Collett	250,000	(1)			8.25	7/11/2011
Chairman & CEO	48,000	(1)			8.25	7/10/2012

Freedom Holding
W. B. Collett, Jr.	75,000	(1)			8.25	7/11/2011
President & COO	18,000	(1)			8.25	7/10/2012

Kimberly Tharp	4,125				8.25	7/10/2012
CFO,Treas & Sec

Daniel Licciardi	17,500				8.25	7/11/2011
Ex Vice-Pres.	7,125				8.25	7/12/2012
& Pari Mutels Mgr

Jennifer Chong	2,250				8.25	7/10/2012
Controller

(1)
W.B. Collett and W.B. Collett, Jr. transferred  726,000 options to Freedom Holding, Inc. on March 11, 2008. W. B. Collett transferred  528,000 options, and W.B. Collett, Jr. transferred 198,000 options. Freedom Holding exercised 335,000 of these shares in March, 2008. W. B. Collett owns 85.09% of Freedom Holding, Inc. and W. B. Collett, Jr. owns 9.21% of Freedom Holding, Inc.  (See Item 12.)

There were no new options issued during the years ended December 31, 2010, and December 31, 2009.  On July 10, 2010, the Company extended 362,500 options that were to expire on July 11, 2010 for one year to July 11, 2011.  Of the 362,500 options extended, Freedom Holding holds 325,000 of those options.  The Company recorded a cost of $14,152 for the extension.
Daniel Licciardi was issued 17,500 options on July 10, 2006, with an expiration date of July 11, 2010. The Company extended these 17,500 options from July 11, 2010 to July 11, 2011.

Kimberly Tharp was issued 4,125 options on July 10, 2006 with an expiration of July 10, 2012.

Jennifer Chong was issued 2,250 options on July 10, 2006 with an expiration of July 10, 2012.

Director Compensation

The Company currently pays its non-management directors, Dr. George W. Galloway, Jr., and William C. Haddon, a monthly fee of $2,000.  The directors fees were accrued but not paid for the twelve months ended December 31, 2010.  W. Bennett Collett, and W. B. Collett, Jr. are also directors, but receive no directors fees.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com- Pensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensa- Tion ($)	Total ($)
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)
Roland Howell*	12,000						12,000
William Haddon	24,000						24,000
George Galloway	24,000						24,000

*	Roland M. Howell passed away June 12, 2010

Option Awards (d)

The directors did not receive any stock options during 2010 or 2009.  George Galloway had  20,000 options that were to expire on July 11, 2010, and the Company extended the options for one year until July 11, 2011.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 29, 2011 concerning each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock of the Company and information regarding beneficial ownership of Common Stock,  and the Common Stock of Freedom  Holding (“Holding”) by each director and executive officer, and all directors and executive officers as a group.  Holding each may be deemed to be a “parent” of the Company as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Holding's sole business currently is to hold shares of Florida Gaming Corporation.  During 2008, Freedom Financial Corporation, W. B. Collett and W. B. Collett, Jr. transferred all options, common and preferred stock to Freedom Holding.  In 2009, Holding converted all 200 shares of Series E Preferred stock to 104,712 shares of the Company’s $.20 par value common stock.  The reason for the transfer was to centralize the Florida Gaming Corporation holdings.  Before the transfer Freedom Holding owned 100% of Freedom Financial Corp. Freedom Holding is owned by three individuals, two of which are executive officers in Florida Gaming, W. B. Collett, and W. B. Collett, Jr.  Their option shares were transferred to Freedom Holding representing capital contributions by the officers to a controlled corporation.  The transfer of stock from Freedom Financial to Holding was a dividend to its parent corporation.  The Company pays management fees of $65,000 per month to Freedom Financial Corporation, for the services of W. B. Collett, Chairman and CEO.

	THE COMPANY			FREEDOM			HOLDING
Directors And Executive Officers	Number Of Shares (1)		Percent Of Class (2)	Number Of Shares (1)		Percent Of Class (3)	Number Of Shares (1)	Percent Of Class (4)

W. B. Collett	2,200,203	(3)	46.2%	1,109,011	(4)	100%	812.05	85.09%

W. B. Collett, Jr. (9)	*			—		—	87.95	9.21%

Kimberly R. Tharp	31,625	(12)	1%	—		—	—	—

Daniel Licciardi	54,625	(13)	1.4%	—		—	—	—-

Jennifer Chong	12,250	(15)	<1%	—		—	—	—

William C. Haddon	43,750	(11)	1.2%	—		—	—	—

George W. Galloway, Jr.	57,500	(10)	1.5%	—		—	—	—

All current directors and Executive officers as a group (7 persons) (6)	2,399,953		49.6%	1,109,011		100%	900.00	94.3%

5% Beneficial Owners	Number Of Shares (1)	Percent Of Class (2)	Number Of Shares (1)	Percent Of Class (3)	Number Of Shares (1)	Percent Of Class (4)
Freedom Holding, Inc. (7)	2,200,203	46.2%	N/A	N/A	N/A	N/A

Pride’s Capital Partners, LLC (14)	220,000	5.6%	N/A	N/A	N/A	N/A

Dorothy V. Howell (5)(8)	472,079	11.7%	N/A	N/A	N/A	N/A

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

(2)
Based on 3,888,959 shares outstanding as of March 30, 2011 Shares of Common Stock of the Company subject to options exercisable or preferred stock convertible within 60 days are deemed outstanding for computing the percentage of class of the person holding such options or preferred stock, but are not deemed outstanding for computing the percentage of class for any other person.

(3)
Of the 2,200,203 shares, it includes 1,325,869 shares owned by Freedom Holding, Inc. (“Holding”), 706,000 options, and 148,334 shares of the Company’s Preferred F Stock. Holding also owns 20,000 warrants. On March 16, 2009, Holding converted 200 Shares of Class E Preferred Stock to 104,712 of the Company’s $.20 common stock which is included in the 1,325,869.   As of January 6, 2011, Holding has pledged all 1,325,869 shares of Florida Gaming Corporation common stock and the 1,000 shares of Preferred F stock to a bank as collateral for a loan. Mr. Collett may be deemed to beneficially own the shares held by Holding, although he disclaims such beneficial ownership of such shares. Mr. Collett can exert considerable influence over the election of the Company's directors and the outcome of corporate actions requiring stockholder approval.

(4)	Includes 1,109,011 shares owned by Holding. Mr. Collett may be deemed to beneficially own the shares held by Holding, although he disclaims beneficial ownership of such shares.

(5)
Includes 148,334 shares of common stock into which 1000 shares of the Company's Series F Preferred Stock owned by Mrs. Howell are convertible. The 472,709 shares also includes options granted to Mr. Howell to purchase 9,375 shares of the Company's common stock.  Mr. Howell passed away on June 12, 2010 and Mrs. Howell has up to one year to purchase the options.

(6)	Includes 148,334 shares which may be acquired by all directors and executive officers as a group upon conversion of 1,000 shares of the Company's Series F Preferred Stock.

(7)
See Note (3). The address of Freedom Financial Corporation and Freedom Holding, Inc. is 2669 Charlestown Road, Suite D, New Albany, Indiana 47150. The business address of W. B. Collett is 1750 South Kings Highway, Fort Pierce, Florida 34945-3099.

(8)	Dorothy V. Howell's address is Plaza Venetia, Suite 22 A-B, Miami, Florida 33132.

(9)	On March 11, 2008, W. Bennett Collett, Jr. transferred his options to Freedom Holding, Inc. W. B. Collett, Jr., has 9.21% ownership in Freedom Holding, Inc.

(10)	George W. Galloway, director, transferred his options to GWGJR, INC on March 12, 2008. GWGJR, INC. owns 30,000 shares and has 27,500 vested options.

(11)	William C. Haddon has 18,750 vested options and owns 25,000 shares individually. Mr. Haddon exercised his option to purchase 25,000 shares at $3.50 per share on March 16,2009.

(12)	Kimberly R. Tharp has 4,125 vested options and owns 27,500 shares individually. Ms. Tharp exercised her option to purchase 5,000 shares @ $2.25 per share on February 11, 2009.

(13)	Daniel Licciardi has 24,625 vested options and owns 30,000 shares individually.

(14)
Prides Capital Partners, LLC owns 5,000 shares of Preferred AA stock that is convertible into 200,000 shares of common stock. Prides Capital also has 20,000 warrants. Prides Capital address is 200 High Street, #700, Boston, MA 02110.

(15)	Jennifer Chong has 2,250 vested options and owns 10,000 individually.

Item 13. Certain Relationships and Related Transactions

Freedom Holding, Inc. (“Holding”) owns 1,325,869 shares of Florida Gaming Corporation common stock.  Freedom Holding, Inc. also owns 1,000 shares of Preferred F stock, 20,000 warrants and 706,000 stock options.  The stock and options were transferred to Holding in 2008 by Freedom Financial Corporation and W. B. Collett, and W. B. Collett, Jr. Holding may each be deemed to be a “parent” of the Company as such term is defined in the rules promulgated under the U.S. Securities & Exchange Act, by virtue of beneficial ownership of 46.2% of the Common Stock of the Company. The option shares were transferred to Freedom Holding representing capital contributions by the officers to a controlled corporation.  The transfer of stock from Freedom Financial to Holding was a dividend to its parent corporation.  The reason or the transfer was to centralize the Florida Gaming holdings. Freedom Holding is owned by three individuals, two of which are executive officers in Florida Gaming, W. B. Collett, and W. B. Collett, Jr.  As of January 6, 2011, Holding has pledged all 1,325,869 shares of Florida Gaming Corporation common stock and the 1,000 shares of Preferred F stock to a bank as collateral for a loan.  See ITEM 12. “Security Ownership of Certain Beneficial Owners and Management”.

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

 On October 31, 2005 Freedom Financial purchased Florida Gaming’s note with First Bank (formerly CIB) for $2,400,000.  At the same date, Florida Gaming renegotiated the terms of this note with Freedom.  Under the new terms, the note had a fixed interest rate of 8.0% per annum and was secured by various mortgages, rents, and receivables.  The note matured on October 31, 2008 and was refinanced under a new note with Freedom Holding Inc. (“Holding”), the parent company of Freedom Financial, dated November 1, 2008.  The Holding note is unsecured, bears interest at 10.0% per annum, and matured on May 1, 2009.  As an inducement to refinance the note the Company issued Holding a warrant to purchase 20,000 shares of the Company’s $0.20 par value common stock at a price per share $8.25.  The warrant is exercisable at any time from November 1, 2008 through November 1, 2011.  The fair value of this warrant issued totaled $12,984 and was amortized  on a straight line basis from November 1, 2008 through May 1, 2009.   The Company accounted for the note as a debt refinance.    The Company then extended the Note from May 1, 2009 through September 1, 2009, from September 1, 2009 through March 1, 2010, from March 1, 2010 through September 1, 2010, and currently the Note expires September 1, 2011.   The extension of the notes were accounted for as debt refinances and did not have any expense associated with the refinance.

In lieu of a salary for the Chairman / CEO, the Company pays management fees to Freedom Financial of $65,000 per month.    The management fees have not been paid but the Company has accrued management fees of $780,000 for the year ended December 31, 2010 and $780,000 for the year ended December 31, 2009.

On December 3, 2010 W. B. Collett, Jr., the Company’s President and COO, advanced the Company $125,000 for operating expenses.

Item. 14  Principal Accountant Fees and Services

Audit Fees. For the year ended December 31, 2010 were $91,225 compared to $99,545 for the year ended December 31, 2009.

Audit-Related Fees. For the year ended December 31, 2010, were $4,300 compared to $5,900 for the year ended December 31, 2009. Audit-Related fees consisted of a review of 10-K and communications with audit committee.

Tax Fees. For corporation tax return preparation for the year ended December 31, 2010, the fees were $14,050 compared to $19,575 for the year ended December 31, 2009.

All Other Fees. Miscellaneous Fees for the year ended December 31, 2010 were $800 compared to  $2,050 for the year ended December 31, 2009.

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

10.21	Note and Mortgage Modification between the Registrant and Nurmi Properties, dated March 20, 2010, and is attached hereto.

10.30	Partnership Purchase Interest Agreement, dated October 14, 2010, is attached hereto.

10.31	Assignment of Interest Agreement, between Florida Gaming Centers and W. Flagler Associates, dated October 14,2010, is incorporated herein by reference as Exhibit 10.31.

10.32	Asumption Agreement, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, is incorporated herein by reference as Exhibit 10.31

10.33	Escrow Agreement, between Mintzer Sarowitz Zeris Ledva & Meyers LLP, Florida Gaming Centers and West Flagler,dated October 14, 2010, is incorporated herein by reference as Exhibit 10.33

10.34	Legal opinion, dated October 14, 2010, is incorporated herein by reference as Exhibit 10.34

10.35	Legal opinion of seller, dated October 14, 2010, is incorporated herein by reference as Exhibit 10.35

10.36	Secretary’s Certificate, dated October 14, 2010, is incorporated herein by reference as Exhibit 10.36

10.37	Sellers Certificate, between Florida Gaming Centers and West Flagler Associates ,dated October 14, 2010, is incorporated herein by reference as Exhibit 10.37

10.38	Sellers Release, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, is incorporated herein by reference as Exhibit 10.31

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

b)

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

Registrant filed a report on Form 8-K dated October 14, 2010, reporting the transaction with  West Flagler Associates, Ltd.

Registrant filed a report on Form 8-K dated December 31, 2010, reporting the transaction with H2C, Inc.

Registrant filed a report on Form 8-K dated  January 26, 2011, reporting the transaction with AGS.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION

Date: March 31, 2011	By:	/s/ W. Bennett Collett
W. Bennett Collett
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ W. Bennett Collett	Chairman of the Board	March 31, 2011
W. Bennett Collett	of Directors and
Chief Executive Officer
(Principal Executive Officer)

/s/ Kimberly R. Tharp	Chief Financial Officer, Secretary	March 31, 2011
Kimberly R.Tharp	and Treasurer

/s/ W. Bennett Collett, Jr.	President, Director,	March 31, 2011
W. Bennett Collett, Jr.	and Chief Operating Officer

/s/ George W. Galloway, Jr.	Director	March 31, 2011
George W. Galloway, Jr.

/s/ William C. Haddon	Director	March 31, 2011
William C. Haddon

Audited Consolidated Financial Statements

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Florida Gaming Corporation and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheets of Florida Gaming Corporation and Subsidiaries (“the Company”) (a Delaware Corporation) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida Gaming Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note P to the financial statements, the Company has suffered recurring losses from operations and cash flow deficiencies which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note P.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ King + Company, PSC
Louisville, Kentucky
March 28, 2011

CONSOLIDATED BALANCE SHEETS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$748,617	$819,256
Accounts receivable, including ITW, net	130,862	234,674
Inventory	33,205	43,494
	912,684	1,097,424

PROPERTY, PLANT AND EQUIPMENT--Note I
Land	8,164,543	8,164,543
Buildings and improvements	9,904,404	8,941,404
Furniture, fixtures and equipment	1,951,584	1,782,111
	20,020,531	18,888,058

Less accumulated depreciation	(4,918,276)	(4,480,410)
	15,102,255	14,407,648

REAL ESTATE HELD FOR SALE--Note K	234,000	234,000

OTHER ASSETS--Note J	396,986	488,788

	$16,645,925	$16,227,860

	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Unclaimed winnings	$97,028	$162,350
Accrued payroll and related expenses	607,206	393,452
Accounts payable and accrued expenses	8,996,129	5,275,065
Related party payables--Note F	1,685,000	780,000
Current portion of long-term debt--Note H	7,510,148	6,412,746
Deferred rental income--Note J	225,000	-0-
	19,120,511	13,023,613

LONG-TERM DEBT (less current portion)--Note H	2,686,594	3,002,813

STOCKHOLDERS' EQUITY--Notes B and C
Class A cumulative convertible preferred stock; 1,200,000 shares authorized; 27,756 shares issued and outstanding in 2010 and 2009; aggregate 2010 liquidation preference of $329,482	2,776	2,776

Series AA 7% cumulative convertible preferred stock; 5,000 shares authorized; 5,000 shares issued and outstanding in 2010 and 2009; aggregate 2010 liquidation preference of $5,787,500	500	500

Series B cumulative convertible preferred stock; 50 shares authorized; 45 shares issued and outstanding in 2010 and 2009; aggregate 2010 liquidation preference of $99,902	5	5

Series F 8% cumulative convertible preferred stock; 2,500 shares authorized; 2,000 shares issued and outstanding in 2010 and 2009; aggregate 2010 liquidation preference of $2,285,000	200	200

Common stock, $.20 par value, 7,500,000 shares authorized; 3,888,959 shares issued and outstanding in 2010 and 2009	777,792	777,792
Capital in excess of par value	50,635,532	50,615,750
Accumulated deficit	(56,577,985)	(51,195,589)
	(5,161,180)	201,434

	$16,645,925	$16,227,860

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2010 and 2009

	2010	2009

JAI-ALAI MUTUEL REVENUE	$4,114,550	$6,856,199
Less Florida State pari-mutuel taxes incurred--Note D	(665,166)	(972,624)
Less simulcast guest commissions	(1,262,989)	(1,883,326)
INTER TRACK MUTUEL COMMISSIONS	1,806,527	2,694,732
Net Pari-Mutuel Revenue	3,992,922	6,694,981

ADMISSION INCOME, net of State taxes incurred	8,704	26,947
PROGRAM REVENUE	101,535	135,218
FOOD AND BEVERAGE	654,115	989,087
CARD ROOM REVENUE	4,463,383	5,998,668
OTHER	102,758	151,038
TOTAL OPERATING REVENUE	9,323,417	13,995,939

OPERATING EXPENSES
Advertising and promotions	213,293	404,137
Operating and mutuels payroll and related costs	3,834,917	4,828,975
Player payroll and related costs	2,185,851	3,020,738
Food and beverage costs	545,165	784,651
Repairs and maintenance	193,241	228,576
Totalizator/teleview rent--Note G	278,066	385,591
ITW and television costs	616,467	844,969
Programs	129,702	175,108
Card room payroll and related costs	1,199,356	1,427,075
Other card room operating costs	844,068	1,237,975
Depreciation and amortization	457,559	490,918
Utilities	403,523	574,798
Provision for loss on real estate held for sale	-0-	63,500
Miscellaneous, net	896,192	1,086,646
TOTAL OPERATING EXPENSES	11,797,400	15,553,657

(CONTINUED)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS--CONTINUED

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2010 and 2009

	2010	2009
GENERAL AND ADMINISTRATIVE
Executive payroll and related costs	$577,153	$579,467
Stock options--Note C	19,782	231,257
Directors' fees	60,000	72,000
Management consulting--Note F	780,000	780,000
Telephone and travel	337,916	443,324
Professional fees	613,747	728,919
Interest and financing costs--Note H	1,519,004	903,280
Property taxes	484,583	398,623
Insurance	705,800	787,038
	5,097,985	4,923,908
LOSS FROM OPERATIONS	(7,571,968)	(6,481,626)

OTHER INCOME
Interest and dividend income	3,604	7,866
State tax credits on handle and admissions--Note D	817,489	703,511
Gain on sale of Summer Jai-Alai--Note J	1,907,509	-0-
Gain on sale of right-of-way--Note I	-0-	870,185
Miscellaneous income	-0-	39,872
	2,728,602	1,621,434
NET LOSS BEFORE INCOME TAX	(4,843,366)	(4,860,192)
Federal income taxes	-0-	10,164

NET LOSS	(4,843,366)	(4,870,356)

Dividends on preferred stock	(539,030)	(542,931)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,382,396)	$(5,413,287)

Loss per common share – Basic	$(1.38)	$(1.40)
Loss per common share – Diluted	$(1.38)	$(1.40)

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the two years ended December 31, 2010

	Class A		Series AA		Series B		Series E		Series F
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital in
	Par Value $.10		Par Value $.10		Par Value $.10		Par Value $.10		Par Value $.10		Par Value $.20		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Deficit
Balances at January 1, 2009	28,135	$2,813	5,000	$500	45	$5	200	$20	2,000	$200	3,754,205	$750,841	$50,120,254	$(45,782,302)

Dividends on Series F preferred stock ($80/share)														(160,000)

Dividends on Series A preferred stock ($.92/share)														(25,592)

Dividends on Series E preferred stock ($16.44/share)														(3,289)

Dividends on Series B preferred stock ($90/share)														(4,050)

Dividends on Series AA preferred stock ($70/share)														(350,000)

Exercise of stock options											30,000	6,000	92,750

Common stock conversion	(379)	(37)					(200)	(20)			104,754	20,951	(20,893)

Stock options and warrants issued													285,435

Discount on convertible debt													138,204

Net loss for the year														(4,870,356)

BALANCES AT DECEMBER 31, 2009	27,756	$2,776	5,000	$500	45	$5	-0-	$-0-	2,000	$200	3,888,959	$777,792	$50,615,750	$(51,195,589)

(CONTINUED)

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY--CONTINUED

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the two years ended December 31, 2010

	Class A		Series AA		Series B		Series E		Series F
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital in
	Par Value $.10		Par Value $.10		Par Value $.10		Par Value $.10		Par Value $.10		Par Value $.20		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Deficit

Balances at January 1, 2010	27,756	$2,776	5,000	$500	45	$5	-0-	-0-	2,000	$200	3,888,959	$777,792	$50,615,750	$(51,195,589)

Dividends on Series F preferred stock ($80/share)														(160,000)

Dividends on Series A preferred stock ($.90/share)														(24,980)

Dividends on Series B preferred stock ($90/share)														(4,050)

Dividends on Series AA preferred stock ($70/share)														(350,000)

Stock warrants issued													5,630

Stock options extended													14,152

Net loss for the year														(4,843,366)

BALANCES AT DECEMBER 31, 2010	27,756	$2,776	5,000	$500	45	$5	-0-	-0-	2,000	$200	3,888,959	$777,792	$50,635,532	$(56,577,985)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2010 and 2009

	2010	2009
OPERATING ACTIVITIES
Net loss	$(4,843,366)	$(4,870,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	472,284	545,265
Stock options and warrants	19,782	285,435
Discount on convertible debt	-0-	138,204
Gain on sale of right of way	-0-	(870,185)
Provision for loss on real estate held for sale	-0-	63,500
Increase in inventory	10,289	8,557
Decrease in accounts receivable	103,812	45,919
Decrease in other assets	(35,107)	23,129
Gain on sale of Summer Jai-Alai	(1,907,509)	-0-
Decrease in unclaimed winnings	(65,322)	(99,450)
Increase in accounts payable and accrued expenses	4,415,789	2,313,279
NET CASH USED IN OPERATING ACTIVITIES	(1,829,348)	(2,416,703)

INVESTING ACTIVITIES
Net proceeds from sale of right of way	-0-	935,345
Purchases of property and equipment	(1,132,473)	(508,530)
Proceeds from sale of Summer Jai Alai	2,000,000	-0-
NET CASH PROVIDED BY INVESTING ACTIVITIES	867,527	426,815

FINANCING ACTIVITIES
Proceeds from issuance of debt	1,435,000	1,500,000
Repayment of short-term debt	(528,818)	(239,036)
Proceeds from exercise of stock options	-0-	98,750
Dividends paid	(15,000)	(63,289)
NET CASH PROVIDED BY FINANCING ACTIVITIES	891,182	1,296,425

NET DECREASE IN CASH AND CASH EQUIVALENTS	(70,639)	(693,463)

Cash and cash equivalents at beginning of period	819,256	1,512,719

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$748,617	$819,256

SUPPLEMENTAL DISCLOSURES
Interest paid	$394,057	$269,472
Taxes paid	-0-	$10,164
Noncash financing costs	-0-	$192,382
Noncash purchase of land	-0-	$3,013,586

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Florida Gaming Corporation (“the Company”) operates live jai-alai games at frontons in Ft. Pierce, and Miami, Florida through its Florida Gaming Centers, Inc. subsidiary (“Centers”).  The Company also conducts intertrack wagering (“ITW”) on jai-alai, horse racing and dog racing from its facilities.  In addition, the Company operates Tara Club Estates, Inc. (“Tara”), a residential real estate development and commercial project located near Atlanta in Walton County, Georgia (See Note K).  Approximately 46.2% of the Company's common stock is controlled by the Company's Chairman and CEO either directly or beneficially through available stock options and his ownership of Freedom Holding, Inc. (“Holding”), a closely held investment company.

Basis of Presentation:  These consolidated financial statements include the accounts of the Company and its subsidiaries.  Significant intercompany transactions have been eliminated.   Certain 2009 amounts have been reclassified to conform with their 2010 presentation.

Going Concern:  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty (See Note P).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Long-lived Assets:  The Company's investment in its residential and commercial property is carried at cost.  The Company evaluates the carrying value of its real estate development and other long-lived assets annually under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 360, “Plant, Property, and Equipment” and ASC Topic 970 “Real Estate.”

Accounts Receivables:  In the ordinary course of business, the Company maintains accounts receivable from other gaming facilities (ITW receivables).  Past due status is based on contractual terms.  Receivables are charged off after 90 days if not being actively collected.

Bad Debt Reserve:  The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts.  The Company’s estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables.  The Company estimated no reserve necessary at December 31, 2010 or 2009.  There was no activity in the allowance during 2010 or 2009.

Inventory:  The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost.  Inventory market values exceeded cost at December 31, 2010.

Other Comprehensive Income:  The Company follows the provisions of ASC Topic 220, “Comprehensive Income.”  The Company had no “other comprehensive income” during either year presented.  Accordingly, comprehensive income is equal to net income in 2010 and 2009.

Pari-mutuel Wagering:  Revenue is derived from acceptance of wagers under a pari-mutuel wagering system.  The Company accepts wagers on both on-site and ITW events.  On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company.  ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions.  Unclaimed winnings (outs) totaled $97,028 and $162,350 at December 31, 2010 and 2009, respectively.

Revenue Recognition: The Company recognizes revenue from gaming operations in accordance with ASC Topic 605, “Revenue Recognition,” which requires revenues to be recognized when realized or realizable and earned.  Jai-Alai and intertrack mutuel commissions are recognized immediately upon completion of the event upon which the related wagers are placed.  In general, wagers are placed immediately prior to the event and are made in cash or other good funds so collectability is not an issue.  Revenues derived from admission, program sales, food and beverage sales, card room activities, and other revenues are recognized at the time of the transaction.  Revenues from the Company’s real estate operations are recognized in accordance with ASC Topic 360-20, “Real Estate Sales”, which generally allows the Company to record all profit on real estate sales at closing unless the down payment is insufficient to accrue the revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009
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

The Company follows ASC Topic 740, “Income Taxes” regarding accounting for income tax uncertainties.  ASC Topic 740 states that a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company maintained no net tax assets at December 31, 2010 and 2009 (see Note D).

It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for all years prior to and including 2005.

Income (Loss) Per Common Share:  Basic income (loss) per common share is determined by dividing income (loss), less required dividends on preferred shares ($539,030 and $542,931 in 2010 and 2009, respectively), by the weighted average number of shares of common stock outstanding.  Diluted income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options and warrants assuming proceeds are used to repurchase shares pursuant to the treasury stock method plus the weighted average number of shares that would be issued if holders of the Company’s preferred stock converted those shares to common stock using the “if converted” method, unless the use of such methods would be anti-dilutive.

The weighted average number of shares outstanding used in the calculation of both basic and diluted net loss per common share was 3,888,959 and 3,862,061 for 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Options and warrants to purchase 995,625 and 985,625 shares of the Company’s common stock were outstanding on December 31, 2010 and 2009, respectively.  None of the shares subject to option at December 31, 2010 or 2009, net of forfeitures, were included in the computation of diluted loss per common share for either year because their effect would have been antidilutive.  Outstanding options and warrants are discussed further in Note C.

Advertising Costs:  Advertising costs are expensed as incurred.

Stock Options:  The Company accounts for all employee stock-based compensation in accordance with ASC Topic 718, “Stock Compensation,” which requires that equity instruments issued as compensation be measured at fair value (See Note C).

The Company accounts for non-employee stock-based compensation in accordance with ASC Topic 505-50, “Equity Based Payments to Non-Employees”. Amounts are based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value assigned to stock options granted to non-employees are accounted for in accordance with ASC Topic 505-50, which requires that such costs be measured at the end of each reporting period to account for changes in the fair value of common stock until the options are vested using the Black-Scholes pricing model.  Common stock is valued using the market price of common stock on the measurement date as defined in ASC Topic 505-50 (See Note C).

Real Estate Development: The Company’s Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition and development costs by the number of lots developed.

Compensated Absences:  The Company has not accrued compensated absences for the years ending December 31, 2010 and 2009 because the amounts cannot be reasonably estimated.

Subsequent Events:  The Company adopted the provisions of SFAS No. 165, “Subsequent Events” (SFAS 165), during the year ended December 31, 2009.  SFAS 165, as incorporated into ASC Topic 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and through the date financial statements are issued.  The Company evaluated all events or transactions that occurred after December 31, 2010 through March 28, 2011, the date these financial statements were issued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

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

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events.”  SFAS No. 165 established general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The statement sets forth 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009
NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, which was subsequently incorporated into ASC Topic 810.  This statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: 1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, this statement amends other technical points in Interpretation 46(R) and enhances disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.   SFAS No. 167 is effective for annual reporting periods that begin after November 15, 2009.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

December 31, 2010 and 2009
NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE B--PREFERRED STOCK

Class A Preferred: The Company's Class A Preferred Stock provides annual dividends at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock.  The Company has declared and paid or accrued the required dividends for 2010 and 2009.  Accrued dividends on the Class A preferred stock totaled $51,922 ($1.87 per share) and $26,942 ($.97 per share) at December 31, 2010 and 2009, respectively.

Each share of Class A Preferred Stock is convertible into .1125 shares of common stock at the holder's option.

During the year ended December 31, 2010 and 2009, -0- and 379 shares of Class A Preferred Stock were converted to -0- and 42 shares, respectively, of the Company’s common stock.  The Class A Preferred is redeemable at the option of the Company at $10.60 per share.  In the event of dissolution, the holders of Class A Preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

Series AA Preferred:  The Company’s 5,000 shares of Series AA cumulative convertible preferred stock, $.10 par value (the “Series AA Preferred Stock”), provides annual dividends at the rate of 7% of the shares’ stated value.  The stated value per share is equal to $1,000 (as adjusted for any stock dividends, combinations or splits).  The Company has declared and paid or accrued the required dividends for 2010 and 2009.  Accrued dividends on the series AA Preferred stock totaled $787,500 ($157.50 per share) and $437,500 ($87.50 per share) at December 31, 2010 and 2009, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE B--PREFERRED STOCK--CONTINUED

All 5,000 shares of Series AA Preferred Stock were issued to Prides Capital Fund 1, LP (“Prides”) for an aggregate of $5,000,000 on June 15, 2007.  To induce Prides to purchase the Series AA Preferred Stock, the Company issued Prides a stock warrant to purchase 20,000 shares of the Company’s common stock at an exercise price of $30 per share.  The warrant is exercisable after June 15, 2012 and its fair market value of $182,794 was recorded as a financing cost for the year ending December 31, 2007.

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

Class B Preferred:  The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock.  Such dividends are payable in shares of the Company's common stock.  The consideration received by the Company upon initial issuance of each share of the Series B stock was $1,000.  Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock.  Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock.  The required Series B dividends were declared and accrued during 2010 and 2009.  Accrued dividends on the Series B stock totaled $54,903 ($1,220 per share) and $50,852 ($1,130 per share) at December 31, 2010 and 2009, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009
NOTE B--PREFERRED STOCK--CONTINUED

Upon liquidation, the holders of Series E Preferred Shares shall be entitled to be paid $950 per share plus accrued dividends before any distribution to holders of common stock.  The required Series E dividends were declared and paid during 2010 and 2009.

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

The Series F shares are all held by related parties of the Company.  Two thousand Series F shares were outstanding at December 31, 2010 and 2009.  The required Series F dividends were declared and paid or accrued during 2010 and 2009.  Accrued dividends on the Series F Preferred shares totaled $285,000 ($142.50 per share) and $140,000 ($70 per share) at December 31, 2010 and 2009, respectively.

The Class A Preferred Stock, the Series AA Preferred Stock, the Series B Preferred Stock, the Series E Preferred Stock and the Series F Preferred Stock are all equal in rank with respect to the payment of dividends and the distribution of assets upon liquidation of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE C--STOCK OPTIONS AND WARRANTS

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

On January 21, 2008, the Company granted to Florida Marketing Ventures, LLC, (Ventures), an option (the “Option”) under the Company’s Advisors and Consultants Stock Option plan (the “Plan”), to purchase up to 20,000 shares of $.20 par value common stock of the Company at an option price of $30.00 per share.  The Option was non-transferable except by operation of law and was exercisable, in whole or in part, from time to time, any time after January 29, 2008, the date the legal approval of slot machines at the Company’s Miami Jai-Alai facility was obtained, and before twenty-four (24) months.  The purchase price for each share subject to the Option was $30.00 (“the Purchase Price”).  Ventures acknowledged and agreed that the obligation of the Company to issue any shares to them was subject to the simultaneous payment made by Ventures to the Company of an amount equal to the required charge to the Company’s capital or expense accounts as computed independently using the Black-Scholes Method of calculating the required charge.  As such, the Company recorded no expense upon granting these options.  These options expired January 29, 2010.

The Company’s CEO and President both maintain ownership interest in Freedom Holding, Inc. (“Holding”) and Freedom Financial Corporation.   In January, 2008 Freedom Financial Corporation transferred 10,000 options of the 325,000 options issued to it in July, 2006 to a third party.  On March 11, 2008 Freedom Financial transferred its remaining 315,000 options in the form of a dividend to Holding.  Additionally on March 11, 2008, the Company’s CEO and President both transferred all options in their possession to Holding.  Holding recorded these transfers from the Company’s CEO and President as capital contributions.

On June 26, 2008 the Company borrowed $1,000,000 from Mr. James Stuckert (“Stuckert”) with an interest rate of Wall Street Journal prime plus three percent. On October 1, 2008, the Company repaid Mr. Stuckert the $1,000,000 due along with $20,000 in interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE C--STOCK OPTIONS AND WARRANTS--CONTINUED

As inducement to Stuckert to make the loan, the Company issued a warrant to purchase 20,000 shares of the Company’s $.20 par common stock with an exercise price of $12.50 per share. The warrant is exercisable at any time from June 26, 2008 through June 26, 2013 and had a fair value of $34,756, which was expensed by the Company in 2008 as a financing cost.  The number of shares of common stock issuable upon the exercise of the warrant and the exercise price are subject to adjustment upon certain events including: dividend or distribution of common stock or other securities; stock splits or combinations, stock reclassification or reorganization; and merger, consolidation or sale of assets.  On October 7, 2008 the Company re-priced the Stuckert warrant issued in association with this loan from an exercise price of $12.50 per share to $8.25 per share.  Additional financing costs of $4,389 were recognized in 2008 due to the repricing of this warrant.

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

On October 31, 2008, the Company’s debt with Freedom matured and was subsequently refinanced with a $1,322,574 note payable issued November 1, 2008 to Freedom Holding, Inc.  The Holding note is unsecured and bears interest at a fixed rate of 10%, with all principal and interest originally due May 1, 2009, later refinanced until September 1, 2010 (see Note H).  As an inducement to refinance the note, the Company issued Holding a warrant to purchase 20,000 shares of the Company's $0.20 par value common stock at a price per share of $8.25. The warrant is exercisable at any time from November 1, 2008 through November 1, 2011. The fair value of this warrant issue totaled $12,984 and was amortized over the loan’s initial six month life.  The number of shares of common stock issuable upon the exercise of the warrant and the exercise price are subject to adjustment upon certain events including: dividend or distribution of common stock or other securities; stock splits or combinations, stock reclassification or reorganization; and merger, consolidation or sale of assets.

On July 11, 2009, the Company amended the 362,500 options originally issued on July 11, 2006.  These options were repriced on July 8, 2008 and again on August 26, 2008.  The amended agreement provided the option holders a one year extension on the option term at a price of $8.25 per share.  The Company recognized total stock-based compensations expense of $231,257 for the year ended December 31, 2009 due to this amendment.  The amendment affected three employees and one director.  Freedom Holding, Inc., a related party controlled by the Company’s chairman, with additional ownership maintained by the Company’s president, held 325,000 of these options; an executive officer of the Company held 17,500 of these options; and the remaining 20,000 options were held by a director of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009
NOTE C--STOCK OPTIONS AND WARRANTS--CONTINUED

On August 14, 2009, the Company entered into a Memorandum of Agreement (the “Agreement”) with Solomon O. Howell (“Howell”) and James W. Stuckert (“Stuckert,” and collectively the “Lenders”) which allowed the Company to borrow up to $1,000,000 from the Lenders (see Note H).  The Agreement was amended on October 7, 2009 with a provision which granted to each of the Lenders warrants to acquire up to 20,000 (40,000 total) shares of the Company’s $.20 par common stock at a price of $6.00 per share.  The warrants are exercisable at any time from October 7, 2009 through October 7, 2012.  The number of shares issuable upon the exercise of the warrants are subject to adjustment upon certain events including: dividend or distribution of common stock or other securities; stock splits or combinations, stock reclassification or reorganization; and merger, consolidation or sale of assets.  The warrants’ fair value of $39,451 was expensed by the Company over the remaining Agreement term from October 7, 2009 through December 31, 2009 and is reflected in the Company’s 2009 Statement of Operations as financing costs.

On December 11, 2009, the Company borrowed $500,000 from Nurmi Properties, LLC and Robinette Investments, LLC (collectively “Nurmi”) (see Note H).  As an inducement to make this loan, the Company issued a warrant to purchase 30,000 shares of the Company’s $.20 par common stock at $6.00 per share to Steven Craig, a related party of Nurmi.  The warrant is exercisable at any time from December 11, 2009 through October 11, 2011.  The number of shares issuable upon the exercise of the warrant are subject to adjustment upon certain events including: dividend or distribution of common stock or other securities; stock splits or combinations, stock reclassification or reorganization; and merger, consolidation or sale of assets.  The warrant’s fair value of $14,726 was recognized as a capitalized financing cost and was expensed over the one year term of the related loan from December 11, 2009 through December 11, 2010.

On July 11, 2010, the Company extended the 362,500 options originally issued on July 11, 2006 to certain executive employees and directors.  These options were repriced on July 8, 2008 and again on August 26, 2008.  The amended agreement provided the option holders a one year extension on the option term at a price of $8.25 per share.  The Company recognized total stock based compensations expense of $14,152 for the year ended December 31, 2010 due to this amendment.  The amendment affected three employees and one director.  Freedom Holding, Inc., a related party controlled by the Company’s chairman, with additional ownership maintained by the Company’s president, held 325,000 of these options; an executive officer of the Company held 17,500 of these options; and the remaining 20,000 options were held by a director of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009
NOTE C--STOCK OPTIONS AND WARRANTS--CONTINUED

On August 17, 2010, the Company issued Mr. Steven Craig 30,000 options at $6.00 per share with an expiration of December 11, 2011.  The warrants were issued for his consulting services and his efforts to assist the Company in securing long term financing.  The Company recognized total compensation expense of $5,630.

The following table summarizes options and warrants issued or amended by the Company during the years ended December 31, 2010 and 2009.

Date of Grant	Number of Options/ Warrants	Grantee	Vesting Period: Grant Date Through	Con-tractual Term in Years	Grant Price	Fair Value of Stock on Grant Date

July 11, 2006	362,500	Executive	50%-12/31/06	3	$17.00	$13.30
July 3, 2008	reprice	Employees	50%-07/01/07		$12.00	$10.00
August 26, 2008	reprice	and			$8.25	$6.25
July 11, 2009	Extended	Directors		1	$8.25	$7.00
July 11, 2010	Extended			1	$8.25	$3.90

October 7, 2009	40,000	Stuckert/ Howell	10/7/09	3	$6.00	$6.05

December 11, 2009	30,000	Craig	12/11/11	2	$6.00	$4.25

August 17, 2010	30,000	Craig	12/11/11	1.3	$6.00	$4.00

The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with ASC Topics 718 and 505-50.  The Black-Scholes option pricing model uses assumptions for inputs including the risk-free rate of return, expected forfeitures, expected volatility, expected term, and expected dividends.  The risk-free rate of return for the option or warrant life is based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term.  Expected forfeitures are based on environmental factors tied to the options and warrants as well as historical behavior.  Expected volatilities are based on historical volatility of the Company’s stock.  Expected terms are generally based on the option’s contractual term unless environmental factors reflect that the option holder would likely exercise their option sooner.  Expected dividends are based on historical dividends paid on the Company’s common stock.  The assumptions used during 2010 and 2009 to value the Company's stock options and warrants were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE C--STOCK OPTIONS AND WARRANTS--CONTINUED

Date of Grant	Number of Options	Risk-Free Rate	Expected Forfeitures	Expected Volatility	Expected Term (in years)	Expected Dividends
June 26, 2008	20,000	2.34%	48.00%	50.00%	2	None
July 3, 2008	473,125	2.34%	48.00%	46.00%	2	None
July 3, 2008	362,500	2.34%	48.00%	46.00%	1	None
August 26, 2008	473,125	2.11%	48.00%	62.00%	2	None
August 26, 2008	362,500	2.11%	48.00%	62.00%	1	None
October 7, 2008	20,000	1.47%	48.00%	77.78%	2	None
October 31, 2008	20,000	1.80%	48.00%	78.77%	3	None
July 11, 2009	362,500	4.50%	56.06%	67.30%	1	None
October 7, 2009	40,000	0.87%	56.06%	66.70%	2	None
December 11, 2009	30,000	0.83%	56.06%	66.70%	2	None
July 11, 2010	362,500	0.30%	50.00%	49.37%	1	None
August 17, 2010	30,000	0.26%	50.00%	49.37%	1.3	None

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual/ Term	Aggregate Intrinsic Value
Outstanding, beginning of year	985,625	$8.97	1.74	-0-
Granted	392,500	8.08
Exercised	-0-
Forfeited	-0-
Expired	382,500	9.39

Outstanding, end of year	995,625	$8.46	1.14	-0-

Options and warrants exercisable, end of year	995,625	$8.46	1.14	-0-

Fully vested share options, end of year	995,625	$8.46	1.14	-0-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE C--STOCK OPTIONS AND WARRANTS--CONTINUED

A summary of the status of the Company's nonvested shares as of December 31, 2010 and changes during the year ended December 31, 2010, is presented below.

Nonvested Shares	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2010	-0-	-0-
Granted	392,500	0.05
Vested	(392,500)	0.05
Forfeited	-0-	-0-
Nonvested at December 31, 2010	-0-	-0-

The number of shares of common stock reserved for issuance upon the exercise of fixed conversion rights, options and warrants were 1,738,212 and 1,666,523 at December 31, 2010 and 2009, respectively.

During 2010, no options were exercised.

During 2009, the Company received proceeds of $98,750 from the exercise of 30,000 stock options at $3.29 per share.  At the dates of exercise, these shares had no intrinsic value.

The weighted average grant date fair value of options and warrants granted during the years 2010 and 2009 was $.05 and $.66, respectively.

NOTE D--TAXES ON INCOME, HANDLE AND ADMISSIONS

The Company recorded $10,164 in Federal income tax expense for the year ending December 31, 2009.  This amount represents $9,379 in alternative minimum tax and $785 in penalties and interest.

At December 31, 2010, the Company had tax net operating loss (NOL) carryforwards of approximately $24,776,000 available to offset future taxable income.  These NOL carryforwards expire twenty years from the year in which the losses were incurred or at various intervals through fiscal 2030.

Any deferred tax assets arising from differences from taxable income and financial reporting income are deemed to be offset by an allowance in an equal amount due to the uncertainty of future taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009
NOTE D--TAXES ON INCOME, HANDLE AND ADMISSIONS--CONTINUED

The components of the Company’s deferred tax asset/liability are as follows:

	2010	2009

Deferred tax asset:
Net operating loss carryforwards	$8,423,974	$6,814,245
Alternative minimum tax credit carryforward	3,189	3,189
Real estate valuation reserve	8,863	23,313
Stock options	222,264	215,539
Charitable contributions	16,621	16,009
Total deferred tax assets	8,674,911	7,072,295
Deferred tax liability:
Difference in depreciation methods	(88,429)	(117,151)
Net deferred tax asset before valuation allowance	8,586,482	6,955,144
Less: Valuation allowance	(8,586,482)	(6,955,144)

Net deferred tax assets	$-0-	$-0-

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

As of December 31, 2010, unused credits available for recovery under the permit held by Miami Jai-Alai and Summer Jai-Alai totaled $2,352,301 and $1,220,208, respectively.

Pari-mutuel taxes incurred and tax credits utilized reflected in the 2010 and 2009 Statement of Operations include $302,148 and $370,776, respectively, related to Miami Jai-Alai operations.

Pari-mutuel taxes incurred and tax credits utilized reflected in the 2009 Statement of Operations include $332,735 related to Summer Jai-Alai operations.  No such taxes were incurred nor tax credits utilized related to Summer Jai Alai operations in 2010 (see Note J).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE E--RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k).  The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.  The Company’s costs for matching employee contributions totaled $35,300 and $51,000 during 2010 and 2009, respectively.

NOTE F--RELATED PARTY TRANSACTIONS

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

Additionally, the Company maintained $222,417 in accounts payable to Freedom Financial Corporation at December 31, 2010.

Additional information can be found in Note C pertaining to compensating stock option arrangements between the Company and its employees and Directors.

The Company expensed $780,000 in both 2010 and 2009 to Freedom Financial Corporation for the management services of the Company’s Chairman and CEO.  None of these fees were paid in either year and at December 31, 2010 there remains $1,560,000 accrued for these services on the accompanying balance sheet.  No written employment or consulting agreement exists between the Company and Freedom.

Reference is made to Note H regarding the Chairman’s guarantee of the Company’s debt with Freedom Financial Corporation and the related compensation to the Chairman.

On December 3, 2010, the Company’s Chairman and CEO advanced the Company $125,000 for operations.  The liability has been recorded as “Related party payables” on the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE G--COMMITMENTS AND CONTINGENCIES

Leases:  The Company rents totalizator equipment (Scientific Games now Sportech) at each fronton under operating leases.  The totalizator leases required a minimum annual rental at the Miami and Ft. Pierce locations through October 31, 2008, but are subsequently being leased on a month-to-month basis.  Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance.  Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2010 and 2009 was approximately $278,000 and $386,000, respectively.

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

Dependence on One Vendor:  The Company depends on Sportech, a lending supplier of pari-mutuel wagering systems, to provide the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data accurately and in a secure manner.  If Sportech failed to properly maintain their computer systems and software, it could affect the security of wagering and the Company’s ability to serve its customers.  In addition, the Company is past due on monthly payments required by its contract with Sportech which could result in the termination of Sportech’s services to the Company.

Settlement Agreement with Miami-Dade County:  In February 2009, the Company entered into a settlement agreement with Miami-Dade County related to an eminent domain proceeding.  As part of the settlement the Company agreed to purchase 10.982 acres of land from the County for $16,742,145 in two phases.  The phase one purchase of 2.283 acres for $3,348,429 was completed in 2009.  The phase two purchase of the approximately 8.7 remaining acres for $13,393,716 is to close no later than 60 days after the United States Corps of Engineers releases the property free and clear of environmental contamination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE G--COMMITMENTS AND CONTINGENCIES--CONTINUED

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

Political Action Committee:  In February, 2005, the Company agreed to contribute to a political action committee (PAC) formed by South Florida gaming interests (Floridians for a Level Playing Field) seeking passage of a statewide legislative initiative and local referenda to expand gaming rights to include “slots” in Miami-Date County, Florida.  Pursuant to that contribution agreement, the Company is contingently committed to the payment of $3,550,000 to the PAC as its share of the cost of the initiative.  The contingent commitment becomes binding upon the Company at the earlier of ten days after the Company begins slot machine operations at its facility or upon the bona fide sale or transfer of its business operations to a third party purchaser.  At this time, it is not known when or if, the Company will begin operating slot machines in its Miami facilities.

NOTE H--NOTES PAYABLE AND LONG-TERM DEBT

The Company's notes payable and long-term debt comprised the following at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Current	Long-Term	Current	Long-Term
Mortgage note dated December 18, 2006 secured by lot #28B at Tara Club Estates; principal and interest payable in 34 monthly installments of $578.86 with final payment due November 17, 2009.	$36,691	-0-	$38,368	-0-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE H--NOTES PAYABLE AND LONG-TERM DEBT--CONTINUED

	December 31, 2010		December 31, 2009
	Current	Long-Term	Current	Long-Term
Note payable to Freedom Holding, Inc. dated November 1, 2008, unsecured with all principal and interest due September 1, 2009. Interest rate is 10.0% per annum. Note refinanced with maturity extended through September 1, 2011.	$1,322,574	-0-	$1,322,574	-0-

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
	3,000,000	-0-	3,000,000	-0-

Note payable to party in legal settlement dated March 1, 2009, unsecured and payable in 23 installments of $1,166.67 and final payment due February 1, 2011. Interest rate is 7.0% per annum.	200,000	-0-	14,000	$186,000

Note payable to Miami-Dade County dated March 30, 2009, secured by a mortgage and security agreement on a portion of the Company’s Miami real estate and payable in installments of principal plus interest over a 15 year amortization period ending April 1, 2024. Interest rate is 7.25% per annum.	140,883	$2,686,594	121,138	2,816,813

Notes payable to private financiers, Stuckert and Howell, as part of a credit agreement dated August 14, 2009, with interest and principal outstanding convertible into the Company’s $.20 par common stock at $6.00 per share, maturing December 31, 2009. Interest rate is 5.0% per annum.	1,000,000	-0-	1,000,000	-0-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE H--NOTES PAYABLE AND LONG-TERM DEBT--CONTINUED

	December 31, 2010		December 31, 2009
	Current	Long-Term	Current	Long-Term
Note payable to Nurmi Properties, LLC and Robinette Investments, LLC, dated December 11, 2009, and modifications dated February 4, 2010; March 10 and 23, 2010; April 13, 2010; May 25, 2010; secured by mortgage and security agreement on the Company’s Miami facilities and an assignment of rents and leases; payable as follows: monthly interest only payments beginning January 11, 2010 and continuing thereafter until December 11, 2010 when all principal and interest are due. Interest rate is 13% per annum.	$985,000	-0-	$500,000	-0-

Note payable to Robert L. Hurd (H2C, Inc.) dated April 26, 2010, secured by a mortgage on a parcel of land at the Company’s Fort Pierce facilities. Monthly interest payments beginning May 26, 2010 and continuing thereafter until December 31, 2010 when all principal and interest are due. Interest rate is 10% per annum.	250,000	-0-	-0-	-0-

Note payable to Robert L. Hurd (H2C, Inc.) dated July 1, 2010, secured by a mortgage on a parcel of land at the Company’s Fort Pierce facilities. Monthly interest payments beginning August 1, 2010 and continuing thereafter until December 31, 2010 when all principal and interest are due. Interest rate is 10% per annum.	50,000	-0-	-0-	-0-

Short-term note payable to Construct Design, Inc. dated December 9, 2010, unsecured, with a maturity date of January 31, 2011. Interest rate is 12% per annum.	400,000	-0-	-0-	-0-

Short-term note payable dated November 14, 2010, unsecured, with a maturity date of December 31, 2010 and an interest rate of 3% per annum payable quarterly.	25,000	-0-	-0-	-0-

Short-term note payable dated November 14, 2010, unsecured, with a maturity date of December 31, 2010 and an interest rate of 3% per annum payable quarterly.	25,000	-0-	-0-	-0-

Short-term note payable dated November 14, 2010, unsecured, with a maturity date of December 31, 2011 and an interest rate of 3% per annum payable quarterly.	25,000	-0-	-0-	-0-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE H--NOTES PAYABLE AND LONG-TERM DEBT--CONTINUED

	December 31, 2010		December 31, 2009
	Current	Long-Term	Current	Long-Term
Short-term note payable to Phoenix Gaming & Entertainment, LLC dated December 16, 2010, unsecured, with a maturity date of December 31, 2011 and an interest rate of 10% per annum payable quarterly.	$50,000	-0-	-0-	-0-

	$7,510,148	$2,686,594	$6,412,746	$3,002,813

The maturities of the Company’s long-term debt for the five years subsequent to December 31, 2010 are as follows:  $6,985,148 in 2011; $139,959 in 2012; $150,470 in 2013; $161,749 in 2014; $173,873 in 2015 and $2,060,543 thereafter.

The weighted average interest rate on short-term borrowings was 15.5% and 9.3% for the years ending December 31, 2010 and 2009, respectively.  The average amount of short-term borrowings totaled approximately $6,617,856 and $5,165,000 for the years ended December 31, 2010 and 2009, respectively.

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

December 31, 2010 and 2009
NOTE H--NOTES PAYABLE AND LONG-TERM DEBT--CONTINUED

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

As further inducement to ICC to provide the Loan, ICC required that Freedom Financial, Freedom Holding, Inc., a Delaware corporation and the owner of 100% of the outstanding equity of Freedom Financial, Collett Capital Corporation ("Collett Capital"), a Delaware corporation and the beneficial owner of approximately 28.6% of the voting power of Florida Gaming and W. Bennett Collett ("Mr. Collett"), who is the beneficial owner of approximately 90.8% of Collett Capital, enter into a Shareholders' Support Agreement and Release of Liens (the "Shareholders' Support Agreement").  Under the Shareholders' Support Agreement, (i) Freedom Financial agreed to release the Released Security, (ii) Florida Gaming agreed to repay to Freedom Financial certain pre-existing indebtedness, (iii) Freedom Financial agreed to pay to ICC at least $1,200,000 as a prepayment of a portion of pre-existing indebtedness owed by Freedom Financial to ICC, (iv) Freedom Financial, Holding, Collett Capital, and Mr. Collett (collectively, the "Holders") agreed to not permit discussions or negotiations to continue regarding a Prohibited Transaction, (v) the Holders agreed to vote the stock in Florida Gaming in favor of the Transaction and against any Prohibited Transaction, and (vi) the Holders granted to ICC, contingent upon receipt of all necessary approvals by appropriate Florida regulatory agencies, a proxy to vote their Florida Gaming stock in favor of the Transaction and against any Prohibited Transaction.  Mr. and Mrs. Rowland Howell (a Director), beneficial owners of approximately 13.8% of Florida Gaming's outstanding capital stock, entered into a separate Shareholders' Support Agreement  with respect to items (iv), (v), and (vi), above. The grantors of the proxies described are, collectively, the beneficial owners of greater than 50% of the outstanding capital stock of Florida Gaming.  On July 29, 2008 the exclusivity period under the Letter expired without execution of the Transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE H--NOTES PAYABLE AND LONG-TERM DEBT--CONTINUED

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

The Company failed to repay the ICC note on its maturity date of December 31, 2009.  That failure constituted an Event of Default under the Amended Note.  On March 1, 2010, the Company and its Centers subsidiary were served with a complaint (the “Complaint”) by ICC.  The Complaint alleges: (1) that the Company breached its duties under the Amended and Restated Secured Promissory Note (2) that Centers breached its guaranty under the Note; (3) that the Company and Centers breached their duties under a Simulcast Wagering Agreement with ICC; and (4) that the Company and Centers were unjustly enriched through ICC’s broadcasts of horse racing events.  Under the Complaint, ICC is demanding (1) foreclosure of a security interest ICC holds in all of the shares of outstanding stock of Centers, and (2) damages of $358,823 plus interest, costs and such further relief as the court deems proper.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009
NOTE H--NOTES PAYABLE AND LONG-TERM DEBT--CONTINUED

On March 19, 2010, the Company and Centers were served with a second complaint by ICC related to the Note.  The second complaint seeks foreclosure on the mortgage granted to ICC on Center’s real property located in Ft. Pierce, Florida, and all buildings, structures, and fixtures and improvements located thereon.

As of December 31, 2010 and through March 28, 2011, the $3,000,000 ICC Note remains outstanding with a default rate of 18%.  The complaint is unresolved.

On October 31, 2005 Freedom Financial purchased Florida Gaming’s note with First Bank (formerly CIB) for $2,400,000.  At the same date, Florida Gaming renegotiated the terms of this note with Freedom.  Under the new terms, the note had a fixed interest rate of 8.0% per annum and was secured by various mortgages, rents, and receivables.  The note matured on October 31, 2008 and was refinanced under a new note with Freedom Holding Inc., the parent company of Freedom Financial, dated November 1, 2008.  The Freedom Holding note is unsecured, bears interest at 10.0% per annum, and had an initial maturity date of May 1, 2009.  The note was refinanced on May 1, 2009, again on September 1, 2009, March 1, 2010, and September 1, 2010, with maturity extended until September 1, 2011.  Reference is made to Note C for a warrant issued by the Company to Holding in connection with the Holding note.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE H--NOTES PAYABLE AND LONG-TERM DEBT--CONTINUED

On December 23, 2009, Centers was served with a summons and complaint (the “Complaint”) from West Flagler Associates, Ltd. and Calder Race Course, Inc. (“Plaintiffs”).  The Complaint alleged that Centers executed a Promissory Note on January 31, 2005 in favor of the Plaintiffs and that Centers breached the terms of the Promissory Note by failing to make the payments required thereunder, which Plaintiffs allege were to commence in February 2008.  On October 14, 2010, through a transaction with West Flagler Associates, Ltd., (see Note J) the lawsuit was dismissed and West Flagler Associates, Ltd. assumed the debt of $416,666 and accrued interest of $84,917.

In February, 2009, in a settlement agreement related to an eminent domain proceeding, the Company agreed to acquire a total of 10.982 acres of land from Miami-Dade County (the “County”) in two separate phases and also sell the County a temporary construction easement and .492 acres of the Company’s land.  The Company’s total purchase price for the 10.982 acreage is $16,742,145. The .492 acres sold to the County will be used by the Miami-Dade Metro Rail, an overhead light rail system.

On April 6, 2009, the Company completed Phase 1 of its two-phase acquisition of the 10.982 acres of property from the County.  Phase 1 included the closing of the purchase of approximately 2.283 acres from the County for $3,348,429, including a down payment of $334,843 and the County accepted a note payable of $3,013,586 for 15 years with final payment due April 1, 2024, with a fixed interest rate of 7.25%.   The Note is secured by the purchased property pursuant to a mortgage and security agreement between the Company and the County.  If the Company should be in default of its note to the County, the County may charge a default interest rate of 18.0%, impose late charges of 5.0% of any required payment which is not received, accelerate payment on the Note balance, and begin foreclosure on its secured interest.
The Company also received air-rights over N.W. 37th Avenue, a street separating the two properties.  Closing of Phase 2 of the transaction for the remaining approximately 8.7 acres is scheduled to occur on or after October 28, 2011.  Prior to the second closing, a resolution will be presented to the Board of Miami-Dade County Commissioners to close part of N.W. 36th Avenue within 36 months of the vote.  If the Board votes to close the road the Company will be required to pay up to $5,700,000 of the cost associated with the closure.

Phase 1 also included the County’s purchase of .492 acres from the Company for $1,185,345.  The Company’s basis in the land and costs to sell totaled $315,160 resulting in a gain on the sale of $870,185.

On February 22, 2009 the Company executed a note payable to a party in settlement of a lawsuit.  The note is unsecured and bears interest at 7.0%.  Payments of interest are due monthly with all remaining unpaid principal and interest due February 1, 2011.  This note is currently in default and the Company is attempting to negotiate an extension.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009
NOTE H--NOTES PAYABLE AND LONG-TERM DEBT--CONTINUED

On August 14, 2009, the Company entered into a Memorandum of Agreement (the “Agreement”) with Solomon O. Howell (“Howell”) and James W. Stuckert (“Stuckert,” and collectively with Howell, the “Lenders”) pursuant to which the Lenders may advance cash (each an “Advance”, and collectively the “Advances”) to the Company up to a maximum aggregate amount of $1,000,000.

Under the Agreement, the Advances are to be evidenced by convertible promissory notes (each a “Note”, and collectively, “Notes”).  Advances to the Company were $1,000,000 through December 31, 2009 evidenced by eight separate Notes: two on August 14, 2009 for $150,000 each; two on September 2, 2009 for $150,000 each; two on October 7, 2009 for $100,000 each; and two on November 5, 2009 for $100,000 each.  The Notes bear interest at an annual rate of 5% and matured December 31, 2009.  The Notes include a convertible feature allowing the Lenders, at their option, to convert outstanding principal and any accrued but unpaid interest into the Company’s $.20 par common stock at $6.00 per share.  The Company used the Black Scholes pricing model to value the conversion rights embedded in the Notes.  The conversion rights were valued at $138,204; initially recorded as a discount on the notes payable; and subsequently amortized as financing costs in the Company’s 2009 statement of operations over the notes’ term ending December 31, 2009.  Also, under the Agreement, if, using its good faith best efforts, the Company is able to obtain the consent of Isle of Capri, Inc., which holds a first mortgage on certain real property owned by the Company’s wholly-owned subsidiary, Florida Gaming Centers, the Company’s obligations under the Notes will be secured by a second mortgage on such property.  As of December 31, 2010 and through March 28, 2011, the Company had failed to obtain such consent from Isle of Capri.  Additionally, during the period for which one or more of the Notes remains outstanding, the Agreement restricts the Company from granting to its officers or directors any new equity in the Company.

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

December 31, 2010 and 2009
NOTE H--NOTES PAYABLE AND LONG-TERM DEBT--CONTINUED

On October 7, 2009, additional financing costs were paid to the Lenders related to the Agreement.  These costs were paid in the form of 40,000 stock warrants.  The warrants were valued at $39,451 using the Black Scholes pricing model and were amortized into expense over the remaining term of the Notes, which matured December 31, 2009 (see Note C).

The effective interest rate on the Notes is 22.77%, with the coupon rate at 5.0%, the conversion rights representing 13.82% and the warrant issue representing 3.95%.  All eight Notes maintain a default interest rate of 24% and through March 28, 2011, all eight Notes remained past maturity and therefore in default.

On December 11, 2009, the Company executed a $500,000 note payable to Nurmi Properties, LLC and Robinette Investments, LLC (collectively “Nurmi”).  The note is secured by a mortgage and security agreement on the Company’s Miami facilities as well as an assignment of rents and leases and bears interest at 13.0% per annum.  Payments of interest only are due monthly with all interest accrued and unpaid as well as all principal due December 11, 2010.  The note also contains a demand clause and late payment penalties of 5.0% of the late payment if the Company is found to be in default.  The Company modified the note by borrowing additional amounts as follows:  February 4, 2010, additional $150,000; March 10, 2010, additional $150,000; March 23, 2010, additional $35,000; April 13, 2010, additional $75,000; and on May 28, 2010, additional $75,000.  The total current balance on the note payable is $985,000 and is due on December 11, 2011.

The Company’s mortgage note payable to Hamilton State Bank dated December 18, 2006 secured by Lot 28B at Tara matured November 17, 2009.  The Company failed to repay the note at that time and the lender refused to extend the note.  The note is in default at December 31, 2010 and through the date of these financial statements.  The bank has filed a foreclosure action in the state of Georgia.

On April 26, 2010, the Company executed a $250,000 Promissory Note to Robert L. Hurd (H2C, Inc.)  The note is secured by a first mortgage on property located in St. Lucie County, Florida.  The note bears interest at 10% per annum and requires seven monthly payments of interest only beginning on May 26, 2010 and payable in full on December 31, 2010. Interest payments were not made and the note has been extended until March 31, 2011.

On July 1, 2010, the Company executed a second $50,000 Promissory Note to H2C, Inc.  The note is secured by a second mortgage on property located in St. Lucie County, Florida.  The note bears interest at 10% per annum and requires five monthly payments of interest only beginning on August 1, 2010 and payable in full on December 31, 2010.  Interest payments were not made and the note has been extended until March 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE H--NOTES PAYABLE AND LONG-TERM DEBT--CONTINUED

On December 9, 2010, the Company executed a $400,000 Promissory Note to Construct Design, Inc.  The note is unsecured.  The note bears interest at 12% per annum and is due in full on January 31, 2011.  The note is currently in default and the Company is attempting to negotiate an extension.

On November, 2010, the Company entered into three separate $25,000 promissory notes. The notes are unsecured and bear interest at 3% per annum.  On December 16, 2010, the Company entered into a $50,000 promissory note bearing interest at 10% per annum.  The notes require quarterly interest payments and mature on December 31, 2011.

NOTE I--PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprise the following:
	December 31,
	2010	2009
Land and land improvements	$8,164,543	$8,164,543
Buildings and improvements	9,904,404	8,941,404
Equipment, furniture and fixtures	1,700,992	1,695,131
Vehicles	85,910	85,910
Construction in progress	164,683	1,070
Less accumulated depreciation	(4,918,277)	(4,480,410)

	$15,102,255	$14,407,648

Depreciation expense totaled $437,867 and $479,585 during 2010 and 2009, respectively.

In January, 2009, the Company agreed to acquire a total of 10.982 acres of land from Miami-Dade County (the “County”) in two separate phases and also sell the County .492 acres of the Company’s land.  The Company’s total purchase price of the 10.982 acreage will be $16,742,145. The .492 acres sold to the County will be used by the Miami-Dade Metro Rail for an overhead light rail system.

On April 6, 2009, the Company completed Phase 1 of its two-phase acquisition of the 10.982 acres of property from the County (see Note H).  Closing of Phase 2 of the transaction for the remaining approximately 8.7 acres is scheduled to take place prior to July 1, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE I--PROPERTY, PLANT AND EQUIPMENT--CONTINUED

Phase 1 also included the County’s purchase of the right-of-way of .492 acres from the Company for $1,185,345. The Company’s basis in the right-of-way was $65,160 and selling costs totaled $250,000; therefore, the net gain on sale totaled $870,185.

NOTE J--SUMMER JAI-ALAI

In conjunction with the acquisition of WJA’s Frontons, the Company acquired WJA’s 21% interest in the Summer Jai-Alai Partnership (the “Partnership”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami fronton during the six months between May 1 to October 31 (“Summer Jai-Alai Operations”).  The Company’s partners were Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors.  The Company’s interest in the Partnership was accounted for under the equity method and had a carrying value of $92,491 at December 31, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009
NOTE J--SUMMER JAI-ALAI--CONTINUED

On October 14, 2010 the Company sold its interest in the Summer Jai-Alai partnership to West Flagler Associates, Ltd. (“Flagler”) for a purchase price of $2,501,583, which included non-cash compensation of $501,583 for the cancellation of a promissory note owed to Flagler and Calder Race Course, Inc.  The debt forgiven and assumed by Flagler had a total principal of $416,666 and accrued interest of $84,917.  The Company recorded a gain of $1,907,509 in connection with this sale transaction.  Flagler also prepaid rents of $225,000 to the Company for use of its facilities which are carried as deferred income on the accompanying 2010 balance sheet.

Under the terms of an Amended and Restated Permit Use Agreement (“APUA”), commencing on October 1, 2010, the Company will conduct at its own risk and benefit the minimum number of live performances required to ensure that the Summer Permit remains eligible to conduct all gaming activities authorized by Florida Law.  The Company and the Summer Partnership have entered into a separate lease agreement with the same terms as the APUA, wherein the Company has agreed to lease common area facilities at the Miami fronton required for the conduct of live jai-alai games for $7,500 per performance, capped at 115% of the minimum number of performances required by Florida Statutes.  The APUA terminates the earlier of seven years after the Company commences as a slot machine gaming facility, or the 21st anniversary of the commencement date.  Additionally, the Summer partners have the option to terminate the lease with 30 days’ notice to the Company.

In accordance with the settlement, all revenues and expenses of the Summer Jai-Alai Operations are included in operating income and expenses of the Company in the accompanying Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE K--REAL ESTATE HELD FOR SALE

The Company’s Tara subsidiary holds six residential lots called Tara Club Estates (collectively, “Tara” or the “Properties”), all of which are situated in Loganville, Walton County, Georgia.  The carrying value of these lots was as follows:

	2010	2009
Real estate held for sale:
Carrying value of real estate held for sale (six lots)	$260,069	$302,569
Reserve for losses on sale of real estate	(26,069)	(68,569)

Balances, December 31	$234,000	$234,000

In accordance with ASC Topic 360-10-05 “Impairment or Disposal of Long-lived Assets” the Company periodically evaluates and adjusts its reserve for losses on its property held for sale.  Activity in the reserve for 2010 and 2009 was as follows:

	2010	2009
Allowance for losses on property held for sale
Balances, January 1	$68,569	$5,069
Provision for losses	-0-	63,500
Charges to the reserve	(42,500)	-0-

Balances, December 31	$26,069	$68,569

The Company has completed its development activities and will expend no additional resources to further develop its properties.  Accordingly, future expenses incurred related to these properties will be expensed as incurred.

The Company’s real estate development activities comprise a separate segment of its operations (See Note L).

NOTE L--SEGMENT INFORMATION

The Company follows ASC Topic 280, “Segment Reporting.”  Topic 280 requires companies to report information about the revenues derived from the enterprise’s segments, about the geographical divisions in which the enterprise earns revenues and holds assets, and about major customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE L--SEGMENT INFORMATION--CONTINUED

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

The Florida Gaming Centers segment operates the Corporation’s jai-alai centers in Miami and Fort Pierce, Florida.  Centers also operates the Company’s intertrack wagering operation in Florida.  Tara Club Estates is a real estate development in Loganville, Georgia.  Tara develops residential building lots for sales to builders and individuals.  As permitted under Topic 280, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown.  Items not disclosed are as follows: Interest Income and Expense, Amortization Expense, Income Tax Expense or Benefit, Extraordinary Items, Significant non-cash items and Long-lived assets.

Centers’ gaming operations comprise 100% of the Company’s revenues.  Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

	December 31, 2010
(Dollar Amounts in Thousands)	Assets		Revenues		Profit (Loss)
Florida Gaming Centers	99%	$16,412	100%	$9,323	99%	$(4,821)

Tara Club Estates	1%	234	-0-	-0-	1%	(22)

CONSOLIDATED TOTAL	100%	$16,646	100%	$9,323	100%	$(4,843)

	December 31, 2009
(Dollar Amounts in Thousands)	Assets		Revenues		Profit (Loss)
Florida Gaming Centers	98%	$15,964	100%	$13,996	98%	$(4,775)

Tara Club Estates	2%	264	-0-	-0-	2%	(95)

CONSOLIDATED TOTAL	100%	$16,228	100%	$13,996	100%	$(4,870)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009
NOTE M--REFERENDUM ON CASINO GAMING

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

In 2005, Floridians Against Expanded Gambling filed suit against Floridians for a Level Playing Field, et al, challenging the process by which signatures were collected in order to place a constitutional amendment on the ballot in 2004 allowing Miami-Dade and Broward County voters to approve slot machines in pari-mutuel facilities.  In February, 2009 the parties to the suit agreed to a settlement of all pending claims.  Reference is made to Note G for further information on the Company’s contingent liability to Floridians for a Level Playing Field.

NOTE N--HANDLE

Pari-Mutuel handle for years ending December 31, 2010 and 2009 is as follows:

	2010	2009
HANDLE
Live Jai-Alai	$6,126,708	$12,712,386
ITW-Guest	20,584,107	32,650,197
ITW-Host	9,211,804	13,546,357

Total Pari-Mutuel Handle	$35,922,619	$58,908,940

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE N--HANDLE--CONTINUED

Since 2005, the Company has operated Summer Jai-Alai (Summer) as a division of the Company.  Accordingly, all handle, income and expenses from Summer’s operations are included in the Company’s consolidated financial statements for the years ending December 31, 2010 and 2009 (see Note J).  The Company’s Florida Gaming Centers and Summer Jai-Alai handle and operations are reported under separate licenses to the State of Florida.

NOTE O--FAIR VALUE MEASUREMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2010 and 2009

NOTE O--FAIR VALUE MEASUREMENT--CONTINUED

Assets measured at fair value on a nonrecurring basis as of December 31, 2010

	Total carrying value in balance sheet	Quoted market prices in an active market (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)	Total Gains (Losses)
Real Estate Held For Sale	$234,000	-0-	$234,000	-0-	$(26,069)

Total assets at fair value	$234,000	-0-	$234,000	-0-	$(26,069)

Assets measured at fair value on a nonrecurring basis as of December 31, 2009

	Total carrying value in balance sheet	Quoted market prices in an active market (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)	Total Gains (Losses)
Real Estate Held For Sale	$234,000	-0-	$234,000	-0-	$(68,569)

Total assets at fair value	$234,000	-0-	$234,000	-0-	$(68,569)

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

December 31, 2010 and 2009

ASC Topic 820 also requires disclosure of assets and liabilities measured at fair value on a recurring basis.  The Company measured no assets or liabilities at fair value on a recurring basis as of December 31, 2009.

NOTE P--GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has net losses for the year ended December 31, 2010 of $4,843,366 and cash used in operations during the year ended December 31, 2010 of $1,829,348.  Additionally, the Company is in default on several of its notes as further described in Note H.  Delinquent notes payable may lead to loss of significant Company assets which secures such debt.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The Company is primarily involved in the jai-alai gaming industry along with intertrack wagering on jai-alai, horse racing and dog racing.  The industry as a whole has declined significantly in the last ten years.  Due to this decline, the Company has sought to increase revenues through investments in its licensed card rooms as well as continued efforts to install slot machines in its Miami facility.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan to generate increased revenues and to borrow the funds necessary to implement such plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management is attempting to raise funds through the issuance of additional debt.  While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect.

NOTE Q--SUBSEQUENT EVENTS

On January 28, 2011, the Company secured financing from City National Bank of Florida in the amount of $1,000,000.  Of this amount, $500,000 was disbursed at the closing of the credit facility with the remaining $500,000 disbursed in February 2011.  The note, which is secured by a mortgage on the Company’s property located in Miami, bears interest at 8% per annum and matures on March 31, 2011.