Form 10-Q
period 2011-03-31
FLORIDA GAMING CORP
filed 2011-05-16
CIK 312065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

F O R M 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
Yes ☐     No  ☒

As of May 16, 2011, there were 3,888,959 shares of the Registrant’s common stock outstanding.

FLORIDA GAMING
CORPORATION

INDEX TO FORM 10-Q

PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	3

Statements of Operations (unaudited) for the Three Months ended March 31, 2011 and 2010	5

Statements of Cash Flows (unaudited) for the Three Months ended March 31, 2011 and 2010	6

Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION	29

SIGNATURES	34

Certification of CEO (Exhibit 31.1)

Certification of CFO (Exhibit 31.2)

Certification of CEO & CFO (Exhibit 32.1)

PART 1.  FINANCIAL INFORMATION

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
    (Unaudited)

	March 31,	December 31,
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$951,529	$748,617
Accounts receivable, net	224,516	130,862
Inventory (Note 2)	30,270	33,205
Total current assets	$1,206,315	$912,684

PROPERTY AND EQUIPMENT:

Land	$8,164,543	$8,164,543
Buildings and Improvements	9,910,081	9,904,404
Furniture, fixtures and equipment	1,806,740	1,786,901
CWIP	386,381	164,683
	$20,267,745	$20,020,531
Less accumulated depreciation	(5,026,109)	(4,918,276)
	$15,241,636	$15,102,255

REAL ESTATE HELD FOR SALE (net)	234,000	234,000

OTHER ASSETS	433,068	396,986
	$17,115,019	$16,645,925

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2011	2010

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$12,808,998	$11,610,363
Short-term borrowing and current portion of long-term debt	8,672,182	7,510,148
Total current liabilities	$21,481,180	$19,120,511

LONG-TERM LIABILITIES
Long-term portion notes payable	2,664,497	2,686,594

STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):

Class A convertible preferred stock, convertible to common stock; $.10 par value,
1,200,000 shares authorized; 27,756 shares issued and outstanding at March 31,
2011 and December 31, 2010	2,776	2,776

Class AA convertible preferred stock, convertible to common stock; $.10 par value,
5,000 shares authorized; 5000 shares issued and outstanding at March 31,
2011 and December 31, 2010	500	500

Class B convertible preferred stock; convertible to common stock, 50 shares
Authorized; 45 shares issued and outstanding at March 31, 2011 and December 31, 2010	5	5

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized;
2,000 Shares issued and outstanding at March 31, 2011 and December 31, 2010	200	200

Common stock, $.20 par value, authorized 7,500,000 shares, 3,888,959 issued and
outstanding at March 31, 2011 and December 31, 2010	777,792	777,792

Capital in excess of par value	50,635,532	50,635,532
Accumulated deficit	(58,447,463)	(56,577,985)
Total stockholders’ equity (deficit)	(7,030,658)	(5,161,180)
Total liabilities and stockholders’ equity	$17,115,019	$16,645,925

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net of State Taxes	$807,884	$885,128
Inter-Track Commissions	317,405	658,418
	1,125,289	1,543,546

OTHER REVENUE
Cardroom Income	1,005,927	1,296,278
Admissions Income, net of taxes	-	6,680
Programs, Food, Beverage and Other	156,020	280,859
Total Operating Revenue	2,287,236	3,127,363

EXPENSES
Operating	$2,685,285	$3,317,429
General and Administrative	1,292,297	1,208,011
Depreciation and Amortization	110,666	117,639
	4,088,248	4,643,079
NET LOSS FROM OPERATIONS	(1,801,012)	(1,515,716)

OTHER INCOME (EXPENSE)
Pari-Mutuel Tax Credits	154,800	169,714
Interest Income	254	259
Misc. Expense	(88,762)	-0-
	66,292	169,973
NET LOSS	(1,734,720)	(1,345,743)
Dividends on Preferred Stock	(134,758)	(134,758)
Net Loss Attributable to Common Shareholders	$(1,869,478)	$(1,480,501)
Basic Loss per Common Share	$(0.48)	$(0.38)
Diluted Loss per Common Share	$(0.48)	$(0.38)
Weighted Avg Common Shares Outstanding	3,888,959	3,888,959

FLORIDA GAMING CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	31-Mar	31-Mar
	2011	2010
Cash flows from operating activities:
Net Loss	$(1,734,720)	$(1,345,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110,666	117,639
Decrease in inventory	2,935	2,427
Decrease (increase) in other assets	(38,915)	88,586
Decrease (increase) in accounts receivable	(93,653)	31,243
Increase in a/p and accrued expenses	1,188,875	720,641
Net cash used in operating activities	(564,812)	(385,207)

Investing Activities:
Purchases of property and equipment	(247,213)	(19,000)
Net proceeds used in investing activities	(247,213)	(19,000)

Financing Activities:
Proceeds from issuance of debt	1,046,000	425,000
Repayment of debt	(31,063)	(9,000)
Net cash provided by financing activities	1,014,937	416,000

INCREASE IN CASH	202,912	11,793
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	748,617	819,256
CASH AND CASH EQUIVALENTS AT MARCH 31, 2011 AND MARCH 31, 2010	$951,529	$831,049
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$51,475	$17,370

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets as follows:

Buildings	39 years
Land and building improvements	15 years
Furniture and equipment	5-7 years
Automobiles	5 years

	March 31,
	2011	2010
Land	$8,164,543	$8,164,543
Buildings and improvements	9,910,081	8,941,404
Equipment furniture and fixtures	1,720,830	1,696,201
Automobiles	85,910	85,910
Construction in progress	386,381	19,000
Less accumulated depreciation	(5,026,109)	(4,591,534)
	$15,241,636	$14,315,524

Depreciation Expense totaled  $107,832 and $111,124 during the three months ended March 31, 2011 and 2010, respectively.

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

Bad Debt Reserve: The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables. There was no allowance for doubtful accounts recorded for  the three months ending March 31, 2011 and March 31, 2010.

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at  March 31, 2011.

Other comprehensive income:  The Company follows the provisions of ASC Topic 220, “Comprehensive Income.” The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income at March 31, 2011 and March 31, 2010.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. As of  March 31, 2011,  and  March 31,  2010 the Company's unclaimed winnings (outs) totaled $112,536  and $194,245, respectively.

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

The Company follows ASC Topic 740, “Income Taxes” regarding accounting for income tax uncertainties. ASC Topic 740 states that a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company maintained no net tax assets at March 31, 2011 and 2010.

It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for all years prior to and including 2006.

Income or Loss Per Common Share: Basic income (loss) per common share is determined by dividing income (loss), less required dividends declared on preferred shares, and dividends on cumulative preferred stock for the period,  divided by the weighted average number of shares of common stock outstanding. Diluted income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options, assuming proceeds are used to repurchase shares pursuant to the treasury stock method plus the weighted average number of shares that would be issued if holders of the Company's preferred stock converted those shares to common stock using the “if converted” method. Diluted loss per common share is not presented when the resulting calculation is antidilutive relative to basic loss per common share.

The net loss per common share for the quarters ended March 31, 2011 and March 31, 2010 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock which was $134,758, for the three month period ended March 31, 2011 and March 31, 2010,  by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended March 31, 2011 and March 31, 2010 was 3,888,959.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the three  months ended March 31, 2011 and March 31, 2010 because the effect would be antidilutive.

Advertising Costs: Advertising costs are expensed as incurred.

Stock Options:   The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with ASC Topics 718 and 505-50.  The Black-Scholes option pricing model uses assumptions for inputs including the risk free rate of return, expected forfeitures, expected volatility, expected term, and expected dividends.  The risk-free rate of return for the option or warrant life is based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term.  Expected forfeitures are based on environmental factors tied to the options and warrants as well as historical behavior.  Expected volatilities are based on historical volatility of the Company’s stock.  Expected terms are generally based on the options contractual term unless environmental factors reflect that the option holder would likely exercise their option sooner.    No options or warrants were issued,  exercised or expired during the first quarter ended March 31, 2011.  For the three months ended March 31, 2010, no options or warrants  were issued or exercised, but 20,000 warrants expired.

	March 31, 2011
	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	995,625	$8.46
Granted	-0-
Exercised	-0-
Forfeited	-0-
Expired	-0-
Outstanding, at March 31, 2011	995,625	$8.46
Options and warrants exercisable at March 31, 2011	995,625

	March 31, 2010
		Weighted- Average
	Shares	Exercise Price
Outstanding, beginning of year	985,625	$8.97
Granted	-0-
Exercised	-0-
Forfeited	-0-
Expired	(20,000)	$30.00
Outstanding, at March 31, 2010	965,625	$8.54
Options and warrants exercisable at March 31, 2010	965,625

Real Estate Development: The Company's Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition and development costs by the number of lots developed.

Compensated Absences: The Company has not accrued compensated absences for the three months ending March 31, 2011 and 2010 because the amounts cannot be reasonably estimated.

Subsequent Events: The Company adopted the provisions of SFAS No. 165, “Subsequent Events” (SFAS 165), during the 1st quarter  ended March 31, 2011.  SFAS 165, as incorporated into ASC Topic 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and through the date financial statements are issued. The Company evaluated, and included, all events or transactions that occurred after March 31, 2011 through May 16, 2011, the date these financial statements were issued. (See Note 6)

Effect of Implementing Recently Issued Accounting Standards:

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

(3) REAL ESTATE HELD FOR SALE

As of March 31, 2011, the Company's subsidiary, Tara Club Estates, Inc. held six (6) residential lots at its’ residential real estate development (“Tara”), which are situated in Loganville, Walton County, Georgia with an aggregate carrying value of $234,000. The Company carries a valuation reserve  in the amount of $68,569.   The Company has completed its development activities  at Tara. Accordingly, any future costs incurred related to these properties will be expensed.

Valuation Reserve Analysis
	3/31/2011	3/31/2010
Balance at the beginning of the year	$68,569	$68,569
Provision charged to operations
Charge offs to the reserve
Ending Balance	$68,569	$68,569

The Company had no real estate sales during the three months ended March 31, 2011 and March 31, 2010.

(4) TAXES

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

For the years 2001 through 2010, Miami had unused credits totaling $2,352,201 and Summer Jai-Alai had $1,220,208 unused credits available foar recovery.

(5) PREFERRED STOCK

CLASS A PREFERRED STOCK

The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.  The Company has declared and accrued the required dividends. Accrued dividends on the Class A Preferred Stock totaled $58,167 ($2.10 per share) at March 31, 2011.

CLASS AA PREFERRED STOCK

On June 15, 2007 the Company authorized and issued 5,000 shares of its Series AA 7% cumulative convertible preferred stock to Prides Capital for $1,000 cash per share for an aggregate of $5,000,000.  Each share is convertible into 40 shares of the Company’s $.20 par value common stock.   The stated value per share is $1,000 (as adjusted for stock splits, combinations or splits).  The Company has declared and accrued the required dividends. Accrued dividends on the Series AA Preferred Stock totaled $875,000 ($175 per share) at March 31, 2011.

CLASS B PREFERRED STOCK

The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration received by the Company upon the initial issuance of each share of the Series B stock was $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock.  The Company has declared and accrued the required dividends. Accrued dividends on the Series B Preferred Stock totaled $55,915 ($1,243 per share) at March 31, 2011.

CLASS F PREFERRED STOCK

The Company is also authorized to issue up to 2,500 shares of Series F 8% Cumulative Convertible Preferred Stock (the “Series F Preferred Stock”), which provides annual dividends at the rate of 8% of the shares' stated value. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company's Board of Directors, such dividends may be paid in shares of the Series F Preferred Stock. Holders of Series F Preferred Stock may convert all or any of such shares to the Company's common stock at any time. Each share of Series F Preferred Stock shall be converted into 148.3345 shares of common stock (the “Conversion Stock”). The number of shares of Conversion Stock into which each share of Series F Preferred Stock shall be converted shall be proportionately adjusted for any increase or decrease in the number of shares of common stock or Series F Preferred Stock. Upon liquidation, the holders of Series F Preferred Shares shall be entitled to be paid $1,000 per share plus accrued dividends before any distribution to holders of common stock.  The Company has declared and accrued the required dividends. Accrued dividends on the Series F Preferred Stock totaled $325,000 ($162.50 per share) at March 31, 2011.

The Class A Preferred Stock, the Series  AA Preferred Stock, the Series B Preferred Stock, and the Series F Preferred Stock are all equal in rank with respect to the payment of dividends and with respect to the distribution of assets upon liquidation of the Company.

(6)  SUBSEQUENT EVENTS

CREDIT AGREEMENT

On April 25, 2011, Florida Gaming Corporation (the “Company”) entered into a Credit Agreement (the “Credit Agreement”) at its wholly owned subsidiary, Florida Gaming Centers, Inc. (“Centers”) with a syndicate of unaffiliated third party lenders (the “Lenders”) and ABC Funding, LLC, as Administrative Agent for the Lenders.  Innovation Capital, LLC served as exclusive Financial Advisor to the Company and Placement Agent on the debt financing.

The Credit Agreement provides for an $87,000,000 senior secured term loan (the “Term Loan”) that will mature on April 25, 2016.  The Term Loan was issued at a price of 98.0% and will generally bear interest at a rate varying between 15.75% and 16.50%.  The net proceeds of the Term Loan was $83,520,000, after deducting fees and discounts to the Lenders related to the transaction.

The Company intends to use the net proceeds from the Term Loan to fund capital expenditures and for working capital and general corporate expenses. The capital expenditures encompass an expansion project at the Company’s Miami Jai-Alai fronton, which will include the development of a casino floor featuring approximately 1,000 new slot machines that will complement existing poker tables; upgraded food, beverage service and entertainment amenities; a renovated Jai-Alai venue; and approximately 1,500 surface parking spaces (the “Project” or “The Casino at Miami Jai-Alai”).

In addition to providing funds to develop the Project, including adequate reserves for interest payments and contingencies during construction, a portion of the Term Loan proceeds will be used to repay approximately $8.9 million of existing debt and other payables, provided certain gaming licenses are obtained before such repayment.  On May 12, 2011 the Company received a license from the State of Florida to begin operating Class III- “Vegas Style” slot machine operations at Miami Jai-Alai.   With the receipt of the license,  the Company paid off approximately $8.9 million of existing debt.

The Credit Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including (among others) restrictions on indebtedness, liens, transactions with affiliates, and acquisitions, consolidations, mergers and asset sales.  The Credit Agreement also contains financial covenants including, (i) maximum leverage, (ii) minimum fixed charge coverage, (iii) maximum capital expenditures and (iv) minimum EBITDAM.

The Lenders also received warrants, with a $0.01 exercise price, currently equal to 35% (the “Base Percentage”) of the stock in Centers (the “Centers Warrants”) and such percentage may increase depending on the number of slot machines that may become operational at a competing facility in the future.  The Base Percentage shall increase by one one-hundredth percent (0.01%), up to a maximum of 10.0%, for each slot machine made available for gaming at Hialeah Park Race Track at any time while the Centers Warrants are outstanding (the “Hialeah Increase”).  Centers may have the ability to reduce the Hialeah Increase by up to one-half, depending on actual financial performance in the future exceeding certain thresholds, by paying the Lenders an aggregate of $500,000 for each percentage point it wishes to deduct from the Hialeah Increase.  Centers is obligated to make an offer to repurchase the Centers Warrants upon the occurrence of any Trigger Event, which is defined to include the following: (a) the maturity date of the Term Loan; (b) the date upon which the Term Loan is repaid in full (the “Repayment Date”); (c) upon a change of control in Centers; (d) upon the commencement of bankruptcy proceedings (or any similar action or insolvency event) by Centers; and (e) if the maturity date of the Term Loan or the Repayment Date occurs prior to the fifth anniversary of the opening date of The Casino at Miami Jai-Alai (the “Opening Date”), then each anniversary of the Opening Date occurring after the Repayment Date and on or prior to the fifth anniversary of the Opening Date.  (For further information please see Form 8-K filed April 27, 2011, Exhibit 4.2)

In addition, at the closing, the Lenders received warrants in the Company currently equal to 30.0% of its fully diluted common equity ownership (the “Company Warrants” and collectively with the Centers Warrants, the “Warrants”). The Company Warrants have a $25 exercise price; however, if (i) the Lenders’ construction consultant determines that Centers will need to access any amount of a $3.0 million completion guarantee (thus representing that the Project is “Out of Balance”), which has been funded by the Term Loan, to complete the Project on time and on budget and (ii) the Company and Centers have not raised new equity to replace the $3.0 million completion guarantee and thereby cancel the Company Warrants at anytime from the closing until 30 days after the Project is determined to be Out of Balance, the Company Warrants shall become exercisable at $0.01. If the Company is successful at raising new equity to replace the completion guarantee, the $3.0 million shall be used to prepay the Term Loan at par upon receipt of such proceeds. Similarly, if the Company is able to complete the Project on time without going Out of Balance, the completion guarantee will be canceled upon the Opening Date and the $3.0 million shall be used to prepay the Term Loan at par and the Company Warrants cancelled.  (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 4.1)

For complete details on the Credit Agreement refer to the Form 8-K filed April 27, 2011.

(7) COMMITMENTS AND CONTINGENCIES

PAC Agreement: In February, 2005, the Company agreed to contribute to political action committee (PAC) formed by South Florida gaming interests seeking passage of a statewide legislative initiative and local referenda to expand gaming rights to include “slots” in Miami-Dade County, Florida.  Pursuant to that contribution agreement, the Company is contingently committed to the payment of $3,550,000 to the PAC as its share of the cost of the initiative.  The contingent commitment becomes binding upon the Company at the earlier of ten days after the Company begins slot machine operations at its facility or upon the bona fide sale or transfer of its business operations to a third party purchaser.

Miami- Dade County: On April 6, 2009, Florida Gaming Centers (“Centers”) completed   Phase 1 of its two-phase acquisition of the 10.982 acres of property from the County. Phase 1 included the closing of the purchase of approximately 2.283 acres from the County for $3,348,429, including a down payment of $334,843 and a County financed note payable of $3,013,586 for 15 years with final payment due April 1, 2024, with a fixed interest rate of 7.25%. The Note is secured by the purchased property pursuant to a mortgage and security agreement between Centers and the County.

On April 18, 2011, Centers waived the specific requirements set forth in the Settlement Agreement regarding the closing on the Phase II, 8.7 acre portion of the Aviation Parcel.  The two (2) conditions set forth in the Settlement Agreement (i) the United States Army Corps of Engineers confirmation that it has completed the dredging program and (ii) the conveyance of the Property free and clear of environmental contamination are deemed satisfied by Centers and the County.  There will be a closing  within sixty (60) days from April 18, 2011 on the Phase II property.

Registration Rights: The Company has committed upon certain terms and conditions, to use its best efforts to register for resale, certain shares held by other parties, allowing those shares to be publicly traded. The Company intends to use reasonable efforts to  comply with these commitments.  On April 25, 2011 the Company entered into a Credit Agreement, and the Company and the Lenders entered into a Registration Rights Agreement.  The Lenders will have certain registration rights with respect to the shares of common stock issuable upon exercise of the Company Warrants. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 4.3)

Leases:     The Company leased totalizator equipment from Sportech (Formerly “Scientific Games Corp.”) at each fronton under leases which expired October 31, 2008, but are subsequently being leased on a month- to- month basis. The leases required minimum annual rental at the Miami and Ft. Pierce locations. Transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of $500 per performance. Total totalizator rental expense and other equipment rental under operating leases for the cost was $278,066 for the year ended December 31, 2010 compared to $385,591 for the year ended December 31, 2009.

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

Dependence on One Vendor: The Company depends on Sportech (formerly Scientific Games), a leading supplier of pari-mutuel wagering systems, to provide the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data accurately and in a secure manner. If Sportech failed to properly maintain their computer systems and software it could affect the security of wagering and the Company’s ability to serve its customers.

Summer Jai Alai:   On October 14, 2010, the Company’s subsidiary, Centers, sold to West Flagler Associates, Ltd. (“Flagler”) all of Centers’ interest in the Summer Jai-Alai Partnership (“Summer”) for a total purchase price of $2,501,583.  The purchase price included both cash ($2,000,000) and noncash ($501,583) compensation, including: $963,000 was delivered by Flagler to an escrow account in order to provide for and secure Centers' obligations to complete roof repair or replacement at Centers’ fronton and facility in Miami, Florida (the “Facility”); $54,592 was applied to the Company’s note and interest payable to Nurmi Property, LLC and Robinette Investments, LLC; $982,408 was paid directly to the Company; Flagler forgave its portion and assumed Calder Race Course, Inc.’s portion of a promissory note payable to both parties from the Company.  The debt forgiven and assumed by Flagler totaled principal of $416,666 and accrued interest of $84,917. (See Form 8-K filed October 20, 2010)

Centers’ aforementioned obligation to complete roof repair at the Facility is pursuant to a September 24, 2010 roof repair agreement between Centers and Flagler.  Costs for the roof repair were the responsibility of Centers and paid out of the escrowed funds.  Centers repaired the roof at a cost of $963,000.

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

The Amended and Restated Permit Use Agreement (“APUA”) dated September 30, 2010 requires Centers to perform management services at the Facility during the term of the APUA.  Centers must conduct the minimum number of performances required by Florida law for the Summer Permit to be authorized to conduct pari-mutuel , intertrack wagering, and cardroom operations, but not more than 115% of the minimum required performances, subject to annual  adjustment agreed upon by the two parties.  All revenue of any type produced and all costs, expenses, and liabilities incurred from the Summer operations that specifically occur at the Facility during the APUA’s term belongs entirely to Centers. In the event Summer obtains authorization and a license under the Summer Permit to conduct cardroom operations at a location other than the Facility, Summer must remit to Centers 4.00% of Summer’s weekly gross cardroom receipts to supplement prizes paid in connection with live jai alai games conducted at the Facility.  The APUA commenced on October 1, 2010 and continues until the date which is seven years after all of the following events have occurred: 1) Centers obtains a slot machine license under Chapter 551 of the Florida Statutes, pursuant to Centers’ Miami Jai-Alai permit; 2) Centers installs slot machines, and holds itself out to the public as, and commences operations as, a slot machine gaming facility under Chapter 551, Florida Statutes; and 3) the first “coin-in” occurs at the Facility.  If the aforementioned events do not occur, the APUA terminates on its 21st anniversary.  Additionally, Summer has the option to unilaterally terminate the APUA at any time by giving Centers 30 days notice of such termination The Lease Agreement and Memorandum of Lease both dated September 30, 2010 outline terms for Summer to lease the Facility from Centers during the Summer Seasons.  The Lease Agreement and Memorandum have the same term as the APUA, including the unilateral option of Summer to terminate the lease with notice. Rent owed by Summer to Centers equals the product of $7,500 multiplied by the number of jai alai performances held during the period. Rent is capped at 115% of the minimum number of performances required under Florida law.  Flagler also prepaid rents of $225,000 to the Company for use of its facilities which are carried as deferred income on the balance sheet.

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

(9) NOTES

Isle of Capri Casinos, Inc. On October 29,2004, the Company borrowed $5 million  from Isle of Capri Casinos, Inc. (“Isle”), a Delaware corporation,  pursuant to a Secured Promissory Note (the "Note") which matured on December 31, 2008.  On December 31, 2008,  the Company paid $2,000,000 on the original note and issued a new note and mortgage for $3,000,000 to Isle.  The new Note for $3,000,000 was due December 31, 2009,  bears interest at the rate of ten percent (10%) per annum,  and is secured by a first mortgage on the Ft. Pierce Jai-Alai facility which is located on 37 acres owned by the Company. The Company failed to make the payment on the Note and the Company is currently in default.  The default interest accrues at 18%.  On March 1, 2010 the Company and Centers were served with a complaint by Isle (“See Item 1. Legal Proceedings” and Form 8-K dated March 1, 2010).   On March 19, 2010 the Company and Centers were served with a second complaint by Isle seeking foreclosure on the mortgage granted to Isle on the property located in Ft. Pierce, FL, and all buildings, structures, and fixtures and improvements thereon  (See Item 1. Legal Proceedings and Form 8-K dated March 19, 2010).

In accordance with the Credit Agreement that the Company entered into on April 25, 2011,  when the Company received their slot license,  the Isle Note would be paid off. On May 12, 2011, the Company received their license from the State of Florida to begin Class III – “Vegas Style” slot machine operations at Miami Jai-Alai.  The Company paid Isle the principal on the note of $3,000,000 plus accrued interest of $1,062,041.  In addition, the Company paid Isle simulcast fees of $354,743 and collection expenses of $119,918.  Isle is working with counsel to dismiss the lawsuit and release the security.

Nurmi Properties, LLC.  Florida Gaming Corporation, a Delaware corporation, and its wholly-owned subsidiary Florida Gaming Centers, Inc., a Florida corporation (collectively, the “Company”), borrowed Five Hundred Thousand Dollars ($500,000) from Nurmi Properties, LLC, a Delaware limited liability company, and Robinette Investments, LLC, a Florida limited liability company (collectively, the “Lenders”) pursuant to a Promissory Note and a Mortgage and Security Agreement (the “Original Note and Mortgage”).  On February 4, 2010, the Company borrowed an additional One Hundred Fifty Thousand Dollars ($150,000) from the Lenders pursuant to a Note and Mortgage Modification (the “First Modification”) among the Company and the Lenders.  Under the First Modification, the Original Note and Mortgage were modified such that the total amount due to the Lenders under the Original Note and Mortgage became $650,000 rather than $500,000. On March 8, 2010, the Company borrowed an additional One Hundred Fifty Thousand Dollars ($150,000) from the Lenders pursuant to a Note and Mortgage Modification (the “Second Modification”) among the Company and the Lenders.  Under the Second Modification, the Original Note and Mortgage were modified such that the total amount due to the Lenders under the Original Note and Mortgage became $800,000 rather than $650,000. On March 25, 2010, the Company borrowed an additional Thirty Five Thousand Dollars ($35,000) from the Lenders pursuant to a Note and Mortgage Modification (the “Third Modification”) among the Company and the Lenders, dated March 23, 2010. Under the Third Modification, the Original Note and Mortgage were modified such that the total amount due to the Lenders under the Original Note and Mortgage became $835,000 rather than $800,000. On April 16th, 2010, the Company borrowed an additional Seventy-Five Thousand Dollars ($75,000) from the Lenders pursuant to a Note and Mortgage Modification (the “Fourth Modification”) among the Company and the Lenders.  Under the Fourth Modification, the Original Note and Mortgage became $910,000 rather than $835,000.  On June 2, 2010, the Company borrowed an additional Seventy Five Thousand Dollars ($75,000) from the Lenders pursuant to a Note and Mortgage Modification (the “Fifth Modification”), among the Company and the Lenders.  Under the Fifth Modification (“the Fifth Modification”) the Original Note and Mortgage became $985,000 rather than $910,000.  On August 17, 2010, the Company issued Mr. Steve Craig 30,000 warrants at $6.00 per share with an expiration of December 11, 2011. The warrants were issued for his consulting services and his efforts to assist the Company in securing long term financing.  The Company recorded $5,630 in expense for the issuance of the warrants.  On October  12, 2010,  Nurmi Properties modified the mortgage agreement to extend the due date of the $985,000 Note to December 11, 2011 (See Form 8-K filed October 14, 2010).

In accordance with the Credit Agreement that the Company entered into on April 25, 2011,  when the Company received their slot license,  the Nurmi Note would be paid off. On May 12, 2011, the Company received their license from the State of Florida to begin Class III – “Vegas Style” slot machine operations at Miami Jai-Alai.  On May 12, 2011, the Company paid Nurmi the principal on the note of $985,000 plus accrued interest of $78,268.

H2C Note.    On February 4, 2010, the Company borrowed Ninety Thousand Dollars ($90,000) from H2C, Inc. (“H2C”) pursuant to a Promissory Note between the Company and H2C dated February 4, 2010 (the “H2C Note”).  The original outstanding principal amount, plus accrued but unpaid interest thereon, was payable in ten equal monthly installments commencing March 1, 2010.  On April 28, 2010, Florida Gaming Corporation (the “Company”) entered into a Promissory Note and Mortgage (collectively, the “Agreements”) with H2C, Inc. (the “Lender”) pursuant to which the Lender advanced to the Registrant two hundred fifty thousand dollars ($250,000) (the “Advance”).  $82,156 of the Advance was used to pay to the Lender all outstanding principal and accrued interest due to the Lender pursuant to a Promissory Note of the Company dated February 4, 2010.  Under the Agreements, the outstanding principal amount of the Advance bears interest at an annual rate of ten percent (10%).   Accrued interest is payable to the Lender in monthly installments of $2,083, with a balloon payment of the outstanding principal amount of the Advance and all accrued but unpaid interest due on December 31, 2010.  The Company’s obligations under the Note are secured by a first mortgage in the Lender’s favor with respect to 18 acres of unimproved real property in St. Lucie County in the state of Florida. If any amount due under the Note is not paid when due, the Lender is entitled to a late fee of ten percent of the delinquent amount.  Interest payments were not made and the note has been extended until March 31, 2011.  The Company was in default on the note at March, 31, 2011.

On July 1, 2010, the Company entered into a Promissory Note and Mortgage  pursuant to which the Lender advanced to the Registrant fifty thousand dollars ($50,000) (the “Advance”).   Under the Agreements, the outstanding principal amount of the Advance bears interest at an annual rate of ten percent (10%).  Accrued interest is payable to the Lender in five monthly installments of $416.66, with a balloon payment of the outstanding principal amount of the Advance and all accrued but unpaid interest due on December 31, 2010.  The Company’s obligations under the Note are secured by a first mortgage (the “Mortgage”) in the Lender’s favor with respect to with respect to 18 acres of unimproved real property in St. Lucie County in the state of Florida.  No prepayments are permitted under the Note.  For further information refer to Form 8-K filed July 8, 2010.   Interest payments were not made and the note has been extended until March 31, 2011. The Company was in default on the note at March, 31, 2011.

On April 14, 2011, the Company issued a deed in lieu of foreclosure on the 18.33 acres of unimproved  real property in St. Lucie County to be in full satisfaction of indebtedness.  (See Form 8-K’s filed January 6, 2011, and April 27, 2011)

CIB Bank/Freedom/Holding Note

On October 31, 2005 Freedom  purchased Florida Gaming Centers, Inc. (“Centers”)  note with First Bank (formerly CIB) for $2,400,000. At the same date, Centers renegotiated the terms of this note with Freedom. Under the new terms, the note had a fixed interest rate of 8.0% per annum and was secured by various mortgages, rents, and receivables. The note matured on October 31, 2008 and was refinanced under a new note with Freedom Holding Inc. (“Holding”).   On November 1, 2008,  Centers, a wholly-owned subsidiary of the Company, borrowed One Million Three Hundred Twenty-Two Thousand Five Hundred and Seventy-Three Dollars  and .73/00 ($1,322,573.73) (the “Principal Amount”) from Holding, which was evidenced by Centers Promissory Note in favor of Holding  dated November 1, 2008 (the “Original Note”).  Holding is  controlled by the Company’s CEO/Chairman and the President maintains ownership in Holding.   The Note was accounted for as a debt refinance.  The Holding note is unsecured, bears interest at 10.0% per annum, and had an initial maturity date of May 1, 2009. The note was refinanced on May 1, 2009, again on September 1, 2009 and March 1, 2010 with maturity extended until September 1, 2010.  On September 1, 2010 the Company extended the note until September 1, 2011.

On April 25, 2011 the Company entered into a Modification, Assignment and Assumption Agreement with Holding.  Holding agreed to amend the note with Centers.  The Agreement releases Centers from the obligations thereunder and accepts Florida Gaming  Corporation as the new borrower under the promissory notes.  Holding agreed to extend the maturity date to be at least six (6) months after the maturity date of the Credit Agreement, convert all interest payments to be paid in kind instead of in cash and to subordinate the obligations under the promissory notes to those under the Credit Agreement. (For more information refer to Form 8-K filed April 27, 2011, Exhibit 10.3).

James W. Stuckert and Solomon O. Howell Notes

On August 14, 2009, Florida Gaming Corporation (the “Registrant”) entered into a Memorandum of Agreement (the “Agreement”) with Solomon O. Howell (“Howell”) and James W. Stuckert (“Stuckert,” and collectively with Howell, the “Lenders”) pursuant to which the Lenders may advance cash (each an “Advance”, and collectively the “Advances”) to the Company up to a maximum aggregate amount of one million dollars ($1,000,000).  The advances to the Company were $1,000,000 evidenced by eight separate notes with a maturity date of December 31, 2009.  On October 7, 2009, the Registrant and the Lenders amended the Agreement  to require the Company to issue to each of the Lenders warrants to acquire up to 20,000 shares of the Registrant’s common stock at a price of $6.00 per share.  Such warrants expire on October 7, 2012.  The Company incurred $39,451 of cost related to the issuance of the warrants.  These costs  were amortized into expense over the remaining term of the related Notes from October 7, 2009 through December 31, 2009.  The Notes also included a convertible feature allowing the lenders, at their option to convert outstanding principal and any accrued but unpaid interest into the Company’s $0.20 par value common stock at $6.00.  The value of this  conversion feature to the Company was $138,204. This value was initially recorded as a discount on notes payable and then amortized over the life of the Notes, which ended December 31, 2009.  At March 31, 2011 the Company was in default on this Note.

On April 25, 2011,  in connection with the closing of the Credit Agreement, the Company entered into a Modification Agreement with Solomon O. Howell and James W. Stuckert whereby the  Memorandum of Agreement, dated August 14, 2009, for a note in the amount of $1,000,000 was amended to extend the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, at the Company’s option permit interest to be paid-in-kind instead of in cash and subordinate the obligations under the Memorandum of Agreement to those under the Credit Agreement. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 10.2)

AGS Capital, LLC

On January 26, 2011, the Company entered into a Loan and Security Agreement with City National Bank of Florida  as trustee under its land trust number 5003471 dated January 3, 1979, and AGS Capital, LLC pursuant to which the Lender loaned the Company $1 Million, payable  in two equal tranches of $500,000, and the Company has issued the Lender a promissory note  (“Note”) in the original principal amount of $1 Million.  The Company received the first tranche on January 26, 2011 and received the second tranche on February  16 , 2011.   The outstanding principal balance of the note bears interest at an annual rate of 8%.  The entire outstanding principal balance of the Note, plus accrued but unpaid interest, was due in full on the Note’s maturity date, which is the earlier of March 31, 2011 or the date on which the Company secures permanent financing of approximately $83 Million.  The Company has the right to prepay the Note in full or in part without penalty.  If the note is not paid in full on the maturity date, the note will thereafter bear interest at the default rate of 18% per annum (See Form 8-K filed on February 1, 2011).

In accordance with the Credit Agreement that the Company entered into on April 25, 2011,  when the Company received their slot license,  the AGS Note would be paid off. On May 12, 2011, the Company received their license from the State of Florida to begin Class III – “Vegas Style” slot machine operations at Miami Jai-Alai.  On May 12, 2011, the Company paid AGS Capital, LLC  the principal on the note of $1,000,000 plus accrued interest of $31,129.

Andrea S Neiman

On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Modification,  Assignment and Assumption Agreement with Andrea S. Neiman and agreed to modify an originate note in the amount of $125,000 to release Centers from the obligations thereunder and accept the Company as the borrower under the note, and extended the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, and at the Company ‘s option permit interest to be paid-in-kind instead of in cash and generally subordinate the obligations under the note to those under the Credit Agreement. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 10.4)

Miami-Dade County

On April 6, 2009, Centers completed Phase 1 of its two-phase acquisition of the 10.982 acres of property from the County. Phase 1 included the closing of the purchase of approximately 2.283 acres from the County for $3,348,429, including a down payment of $334,843 and a County financed note payable of $3,013,586 for 15 years with final payment due April 1, 2024, with a fixed interest rate of 7.25%. The Note is secured by the purchased property pursuant to a mortgage and security agreement between Centers and the County. Centers is making the required payments on this note.

Florida Lemark/Construct Design

On December 9, 2010, the Company executed a $446,000 Promissory Note to Construct Design, Inc.  The note is unsecured.  The note bears interest at 12% per annum and was due January 31, 2011.

On April 25, 2011 the Company and Florida Lemark/Construct Design entered into an Amendment and Restatement, Assignment and Assumption Agreement (the “Agreement”) whereby the Promissory Note (“Note”) in the principal amount of $446,000 effective December 9, 2010, has been amended to (i) upon substantial completion of the project in accordance with the construction contract, to increase the outstanding principal of the original note to $1,000,000, (ii) at the Company’s option permit interest to be paid-in-kind instead of in cash and (iii) subordinate the obligations under the Agreement to those under the Credit Agreement. (For further information please refer to the Form 8-K filed April 27, 2011)

Scheible, Sodl, Rittvo

On November, 2010, the Company entered into three separate $25,000 promissory notes. The notes were unsecured and accrued interest at 3% per annum.   These notes were paid off in accordance with the Credit Agreement that the Company entered into on April 25, 2011.

Phoenix Note

On December 16, 2010, the Company entered into a $50,000 promissory note bearing interest at 10% per annum.  The notes require quarterly interest payments and matures on December 31, 2011.

In accordance with the Credit Agreement that the Company entered into on April 25, 2011,  when the Company received their slot license,  the Phoenix Note would be paid off. On May 12, 2011, the Company received their license from the State of Florida to begin Class III – “Vegas Style” slot machine operations at Miami Jai-Alai.  On May 13, 2011, the Company paid Phoenix Gaming and Entertainment, LLC  the principal on the note of $50,000 plus accrued interest of $2,014.

Lawsuit Settlement -Humane Society

The Company executed a note payable to the Humane Society  in settlement of a lawsuit.  The $200,000 note is unsecured and bears interest at 7.0%.  Payments of interest were paid through October, 2010, with all remaining unpaid principal and interest due February 1, 2011.  The Company did not make the required interest payments for two months in 2010, and the principal payment and accrued interest was due February 1, 2011.   At March 31, 2011, the Note was in default.

In accordance with the Credit Agreement that the Company entered into on April 25, 2011,  when the Company received their slot license,  the Humane Society Note would be paid off. On May 12, 2011, the Company received their license from the State of Florida to begin Class III – “Vegas Style” slot machine operations at Miami Jai-Alai.  On May 12, 2011, the Company paid the Humane Society the principal on the note of $200,000 plus accrued interest of $10,286.

Hamilton State Bank

The Company had a mortgage note payable on one of the 6 lots at Tara Club Estates in Georgia.  The note matured on November 17, 2009.  The Company failed to repay the note at this time and the lender refused to extend the note.  Mr. Collett has been named a defendant in a lawsuit filed by Hamilton State Bank. At March 31, 2011, the Note was in default.

In accordance with the Credit Agreement that the Company entered into on April 25, 2011,  when the Company received their slot license,  the Hamilton State Bank Note would be paid off.   On May 12, 2011, the Company received their license from the State of Florida to begin Class III – “Vegas Style” slot machine operations at Miami Jai-Alai.  On May 13, 2011, the Company paid the Hamilton State Bank  the principal on the note of $36,691 plus accrued interest and attorney fees of $9,798.

(10) RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.

(11) RELATED PARTY TRANSACTIONS

Management fees. In lieu of salaries for the Chairman/CEO, W. B. Collett, the Company paid a management fee to Freedom Financial Corporation (“Freedom”).  The Company has been unable to pay the management fees and has accrued management fees to Freedom of $780,000 for each of the years ended December 31, 2009 and December 31, 2010.  Freedom is controlled by the Company’s Chairman/CEO at March 31, 2011, and the Company’s President also maintains ownership in Freedom.  The Company had accrued management fees of $1,560,000 during the years ended December 31, 2010 and December 31, 2009,  and the Company had accrued management fees of $195,000 for the first quarter 2011.

On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Promissory Note with Freedom in the amount of $1,905,000 of which $1,755,000 was for accrued but  unpaid consulting fees and $150,000 in  accounts receivables from Freedom. Under the Promissory Note, (i) the indebtedness is subordinate to the obligations under the Credit Agreement, (ii) interest shall be paid-in-kind instead of in cash and (iii) the outstanding principal shall be due and payable in full on the date that is six (6) months after the maturity date under the Credit Agreement. (See Form 8-K filed April 27, 2011, Exhibit 10.5)

Consulting Agreement

On April 25, 2011,   Freedom Financial Corporation ("Freedom") and Florida Gaming Corporation ("FGC")  entered into a consulting agreement. W. B. Collett  (“WBC”) is the Chairman and CEO of Freedom and was the Chairman and CEO of FGC and Florida Gaming Centers, Inc. (“Centers”),  until his retirement effective as of the date of this Agreement.  WBC is knowledgeable and experienced in both the areas in which the Companies conduct their respective businesses, and with industry sources and contacts, customers, and suppliers vital to the businesses operated by the Companies.  (For further information refer to Form 8-K filed April 27, 2011 Exhibit K to Exhibit 10.1)

FGC desires to maximize the value of the Companies’ business operations by entering into this Agreement with Freedom to utilize WBC’s valuable knowledge, assistance, reputation, and contacts in connection with existing business lines and with the anticipated future business opportunities of the Companies.

Freedom will direct WBC to perform such business consulting services as FGC may reasonably request from time to time relating to the Companies’ businesses and future opportunities.  The maximum number of hours of Consulting Service which WBC will be obligated to perform annually will be 500 hours.  Unless this Agreement has been terminated, WBC may provide greater or fewer hours of Consulting Service than such number without affecting the compensation set forth herein.

Freedom shall receive $300,000 per fiscal year in exchange for its performance of the Consulting Services; provided that if Centers satisfies the EBITDAM Adjustment Condition with respect to a fiscal year, the compensation for that Fiscal Year shall be $450,000, provided further, that no portion of the compensation of Consultant that goes unused in any fiscal year shall be available in any other fiscal year and no more than 25% of any fiscal year’s compensation of Consultant shall be available or otherwise distributed in any fiscal quarter occurring during such fiscal year. The first such fiscal year shall be the period beginning on the Opening Date, with each subsequent fiscal year running for periods of 12 consecutive months thereafter. In no event will payments be made hereunder prior to the Opening Date.

FGC will reimburse WBC for documented expenses reasonably incurred  in connection with performing the Consulting Services, including but not limited to expenses for travel, lodging, meals and entertainment (subject to a maximum aggregate reimbursement of $7,500 in each consecutive three-month period beginning on the Opening Date) and (ii) provide WBC at its expense an office, telephone, and secretarial assistance as required.  Secretarial services to be provided to WBC  under this paragraph will be performed by members of FGC's current staff or their replacements and FGC will have no obligation to hire additional persons to perform such services.

The term of this Agreement will commence April 25, 2011 and end December 31, 2017 unless terminated earlier.  Freedom or FGC may terminate this Agreement for cause at any time.  For the purposes of this Agreement, "cause" includes any breach or default of this Agreement by the other party which is not cured within 30 days of written notice thereof; commission of a felony; or action by the Consultant that materially injures the image or reputation of the Companies.  WBC will remain a Director of the Companies or as the Chairman of their respective Boards of Directors. (For complete details see Exhibit K filed to Exhibit 10.1 of the Form 8-k filed April 27, 2011)

Pledge Agreement

In accordance with the Credit Agreement dated April 25, 2011, as additional collateral, William B. Collett, William B. Collett, Jr. and Hurd Family Partnership have pledged 954.3 shares of capital stock of Freedom Holding, Inc. (“Holding”).   William B. Collett owned 85.09%, William B. Collett, Jr. owned 9.22% and the Hurd Family Partnerhip owned 5.69% of Holding.(For more information please refer to Form 8-K filed April 27, 2011, Exhibit 10.6)

Holding owns 1,325,869 shares of  the Company’s common stock, 1,000 shares of the Company’s Preferred F stock, 706,000 options and 20,000 warrants.  In January, 2011, Holding  pledged all 1,325,869 shares of common stock and 1,000 shares of Preferred stock as collateral on a loan.

W. Bennett Collett, Jr. Employment Agreement

Concurrent with the closing of the financing under the Credit Agreement, W. Bennett Collett, Jr. (Mr. B. Collett) was promoted from President and Chief Operating Officer of the Company and Centers to President and Chief Executive Office of the Company and Centers.  Mr.  B. Collett is the son of W. Bennett Collett.  Mr. B. Collett  entered into an Employment Agreement  with Centers, and a which provides for the following:

•	An initial term beginning on March 31, 2011 and ending on December 31, 2016, with automatic 12-month entensions thereafter unless earlier terminated

•	Annual base salary of $300,000

•	Subject to the discretion of the Board of Directors, an annual bonus beginning in calendar year 2012 not to exceed 50% of the base salary.

In addition, he entered into a Employee Bonus Compensation Restriction Agreement with the Administrative Agent, which
Restricts the bonus payments made under the Employment Agreement in the event of default or default under the Credit Agreement.

For further information please see Form 8-K filed April 27, 2011, Exhibits 10.7 and 10.8.

CIB Bank/Freedom Note

On October 31, 2005 Freedom purchased Centers First Bank (formerly CIB) loan for $2,400,000. First Bank assigned, without recourse,  the note representing the loan as well as the mortgages, rents, and receivables securing the loan to Freedom, but retained the right to elect between receiving a $250,000 deferred fee or exercising warrants to purchase 102,115 shares of the Registrant's common stock in connection with the loan. First Bank exercised all warrants in 2006. Effective October 31, 2005, Freedom and Centers entered into an Amended and Restated Loan Agreement and a Third  Amended and Restated Note in the principal amount of $2,400,000 with an 8% fixed rate of interest. On October 31, 2008, Centers note payable to Freedom matured and was subsequently refinanced with a $1,322,573.73 note payable issued November 1, 2008 to Freedom Holding, Inc. ("Holding"). Holding is  controlled by the Company’s CEO/Chairman and the President maintains ownership in Holding.  The Holding note is unsecured and bears interest at a fixed rate of 10%, with all principal and interest due May 1, 2009.  The Note has subsequently been renewed through September 1, 2010 (refer to 8-K filed March 5, 2010).   As an inducement to refinance the note, the Company issued Holding a warrant to purchase 20,000 shares of the Company's $0.20 par value common stock at a price per share of $8.25. The warrant is exercisable at any time from November 1, 2008 through November 1, 2011.

On April 25, 2011 the Company entered into a Modification, Assignment and Assumption Agreement with Holding.  Holding agreed to amend the note with Centers to release Centers from the obligations thereunder and accept Florida Gaming  Corp as the new borrower under the promissory notes.  Holding agreed to extend the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, and convert all interest payments to be paid in kind instead of in cash and to subordinate the obligations under the promissory notes to those under the Credit Agreement. (See Form 8-K filed April 27, 2011)

At March 31, 2011 the Company owed Freedom $200,000 in dividends on the Preferred F Stock.

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

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. The Company had no allowance for doubtful accounts for the quarters ended March 31, 2011 and March 31, 2010.

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

In accordance with ASC Topic 970, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated by using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annually and has found this to be very effective.  There has been no additional provision for losses for the three months ending March 31, 2011.

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

The Company's policy for unclaimed winning tickets follows the requirements as set forth by the State of Florida. Abandoned tickets are winning tickets that remain uncashed for a period of one year. The value of the abandoned tickets escheat to the state. These funds are deposited into the State School Fund for support and maintenance of Florida's public schools. During the first three months of  2011, unclaimed winnings totaled $112,536 , compared to unclaimed winnings totaling $194,245 for the same period in 2010.

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

Further expansion of gaming opportunities not related to the pari-mutuel industry could also significantly and adversely affect the Company's business. In particular, the expansion of casino gaming in Miami-Dade and Broward Counties  which is near the geographic areas from which the Company attracts or expects to attract a significant number of its customers could have a material adverse effect on the Company's business. The Company expects that it will experience significant competition as the emerging casino industry matures. The Company is now competing with Calder Casino, a slot facility in Florida adjacent to Calder Race Course, which opened on January 22, 2010 with approximately 1,200 slot machines  and Flagler Dog Track reopened in October 2009 as Magic City Casino with 700 Las Vegas-style slot machines.

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

Development of Slot Machines

On May 12, 2011, the Company received a license from the State of Florida to begin Class III-“Vegas Style” slot machine operations at Miami Jai-Alai.  The approval follows the closure of an $87,000,000, five year, Senior Term loan which will allow the company to proceed with its casino build-out.

On April 25, 2011, The Company entered into a Credit Agreement (Refer to Form 8-K filed April 27, 2011),  The Credit Agreement provides for an $87,000,000 senior secured term loan (the “Term Loan”) that will mature on April 25, 2016.  The Company intends to use the net proceeds from the Term Loan to fund capital expenditures and for working capital and general corporate expenses. The capital expenditures encompass an expansion project at the Company’s Miami Jai-Alai fronton, which will include the development of a casino floor featuring approximately 1,000 new slot machines that will complement existing poker tables; upgraded food, beverage service and entertainment amenities; a renovated Jai-Alai venue; and approximately 1,500 surface parking spaces.

On January 29, 2008, residents of Miami-Dade County passed a referendum that would allow Miami Jai-Alai, Calder Race Course, and Flagler Dog Track, to install up to 2,000 slot machines.   The other two facilities in Dade County have opened and the Company is now competing with Calder Casino, a slot facility in Florida adjacent to Calder Race Course, and  Magic City Casino.

On April 28, 2010 the Governor of Florida signed SB 622, Chapter 2009-170, Laws of Florida, which  became effective on July 1, 2010. In accordance with SB 622 legislation:

•	the annual license fee was reduced to $2.5 million on July 1, 2010 and will be reduced to $2.0 million on July 1, 2011

•	a reduction in the tax rate from 50% to 35% for racetracks operating slot facilities in Miami-Dade and Broward Counties was effective on July 1, 2010.

Miami Jai-Alai will be able to operate:

•	up to 2,000 machines

•	have ATM machines at the facility

•	hours of operation during the week can be up to 18 hrs a day and 24 hours a day on weekends.

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

RESULTS OF OPERATIONS -- FIRST QUARTER ENDED MARCH 31, 2011 COMPARED WITH FIRST QUARTER  ENDED  MARCH 31,   2010

During the first quarter ending March 31, 2011, and March 31, 2010, the Company’s operations reflect three months’ operation of live jai-alai performances at Miami.  Ft. Pierce did not operate live jai-alai during the three months ended March 31, 2011 or March 31, 2010.   A full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce for the quarters ending March 31, 2011 and March 31, 2010.   Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria.  Ft. Pierce  and Miami operated a card room, with the  Miami location also offering dominoes in its’ card room.

Handle Analysis

Total handle (amount of money wagered) for the three months ended March 31, 2011 was $8,727,852. Of the total,  $5,449,568 was from live jai-alai wagering and $3,278,284 was from inter-track wagering. Total handle (amount of money wagered) for the three months ended March 31, 2010 was $13,653,536. Of the total $6,027,317 was from live jai-alai wagering and $7,626,219 was from inter-track wagering.  The Company has continued to see a decline in attendance for jai-alai.

Revenues

Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended March 31, 2011 were $1,125,289 compared to pari-mutuel revenues of $1,543,546 the same period in 2010. Revenues for the quarter ended March 31, 2011 ($1,125,289) consisted of $807,884 from live Jai-Alai wagering and $317,405 from Inter-Track Wagering.  This compares to $885,128 from live Jai-Alai wagering and $658,418 from Inter-Track Wagering for the three month period ended March 31, 2010.

Card room Revenue for the three months ended March 31, 2011 was $1,005,927 compared to $1,296,278 for the three months ended March 31, 2010 a $290,351  or 22% decrease.    Direct Operating Costs totaled $452,860 for the period ending March 31, 2011, compared to $566,966 for the same period in 2010.

Admissions income, net of state taxes, for the three month period ended March 31, 2011 was $-0- compared to $6,680 for the three month period ended March 31, 2010.

Food, beverage and other income for the three months ended March 31, 2011 and March 31, 2010 were $156,020 and $280,859   respectively.

Total Operating Revenues for the quarter ended March 31, 2011 was  $2,287,236 compared to $3,127,363 for the same period in 2010, a decrease of $840,127 (27%).   All areas of revenue saw a decrease.

General And Administrative Expenses

The Company's general and administrative expenses for the three months ended March 31, 2011 and March 31, 2010, were $1,292,297 and $1,208,011,  respectively.   The Company’s general and administrative expenses compared to the first quarter last year are as follows:   Executive salaries and director fees for the quarter ended March 31, 2011 were $155,324 compared to $162,574 for the quarter ended March 31, 2010 (see consulting fees).  Director fees were $12,000 for the quarter ended March 31, 2011, compared to $18,00 for the quarter ended March 31, 2010.   One of the Company’s directors, Roland M. Howell, passed away in June, 2010.  At this time Mr. Howell has not been replaced.   Professional fees increased from $107,475 for the first quarter 2010, to $209,582, for the period ended March 31, 2011.  A large portion of the increase in professional fees was due to legal fees.  Consulting fees were $195,000 for the quarters ended March 31, 2011 and March 31, 2010.  Consulting  fees consist of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO, which are $65,000 per month.  Travel and entertainment expense increased from $56,968  for the first quarter of 2010, to $66,410 for the first quarter of 2011.   Interest expense has increased from $339,428 for the first quarter of 2010 to $352,875 for the same period in 2011.   The increase in interest expense is due to the default rate interest increase on notes that are past due and interest on the additional monies borrowed.

Operating Expenses

The Company's operating expenses for the three months ended March 31, 2011 were $2,685,285 compared to  $3,317,429 for the same period in 2010.  The components of  the Company’s operating expenses and their comparison to the first quarter last year are as follows:  Card room expense for the three months ended March 31, 2010, was $452,860 compared to $566,966 for the same period in 2009, a $114,107 decrease.   Player costs for the quarter  ending March 31, 2011 and March 31, 2010, were $647,194 and $669,893 respectively.  Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses.  These expenses totaled $228,683 for the three months ended March 31, 2011, compared to $304,292 for three months ended March 31, 2010.  The components of the 2011 wagering equipment and expenses were $40,393 in ITW  tote, interface, and telephone charges; $30,360 in totalizator equipment rental; $56,100  in satellite charges and $101,830 in camera/television rental. This compares to the  components of the 2010 wagering equipment and expenses were $76,425 in ITW  tote, interface, and telephone charges; $61,373 in totalizator equipment rental; $51,500  in satellite charges and $114,995 in camera/television rental.    Utilities expense totaled $88,456 and $83,943 respectively, for the three months periods ended March 31, 2011 and March 31, 2010. Program costs totaling $2,947 and $49,824, respectively, are also included in the total operating expenses for the three month period ended March  31, 2011 and March 31, 2010. Operating expenses (including payroll costs)  for the bar, souvenir and concessions costs were $116,249 and $181,366 for the three month periods which ended March 31, 2011 and March 31, 2010,  respectively. Operating payrolls and contract labor costs totaled $467,335 and $645,936 for the three month periods ended March 31, 2011 and March 31, 2010, respectively, excluding player costs and payroll costs included in the bar, restaurant, souvenir and concessions areas.  Of the $467,335,  $111,224 was mutuels payroll, $125,886 was maintenance payroll, $4,225 was admissions payroll, $50,268 was office payroll, and $175,732 was security payroll.  Maintenance expense for the three months ended March 31, 2011,  totaled $55,075 compared to $60,409 for the same period in 2040.    Advertising expense for the three months ended March 31, 2011, totaled $2,122 compared to $50,774 for the three months ended March 31, 2010.

Other Income

The Company had other income of $66,292 for the three-month period ended March 31, 2011, compared to other income of  $169,973 for the quarter ended March 31, 2010.  Other income for the quarter ended March 31, 2011, consisted of $154,800 in pari-mutuel tax credits, $88,762 in AGS loan processing fees, and interest income of $254.  This compares to other income for the quarter ended March 31, 2010, consisting of  pari-mutuel tax credits of $169,714, and interest income of $259.

Tax Loss Carryforwards

At December 31, 2010, the Company had tax net operating loss (NOL) carryforwards of approximately $24,776,000 available to offset future taxable income.  These NOL carryforwards expire twenty years from the year in which the losses were incurred or at various intervals through fiscal 2030.

Summary of Operations

The Company had net loss of $1,734,720 or ($.48)  per common share for the three months ended March 31,  2011, compared to net  loss of  $1,345,743 or ($.38) per common share  for the quarter ended March  31, 2010. Pari-mutuel revenue, card room,  food, beverage and other revenue  all decreased during the first quarter 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents at March 31, 2011 was $951,529.  At March 31, 2011, the Company had a negative working capital of $20,274,865.   At December 31, 2010, the Company had negative working capital of $18,207,827.  This is an increase in negative working capital of $2,067,038. During the first quarter 2011, the Company has seen an increase in current liabilities of $2,360,669. Part of the increase is the additional short term borrowing of $1,046,000 for the first quarter 2011, and the increase in accrued expenses and payables.

During the three months ended  March 31, 2011, net cash used in Company's operating activities was $564,812 compared to net cash used in operating activities of $385,207 during the three months ended March 31, 2010. The Company had an increase in accounts receivable of $93,653 during the first quarter 2011.  Accounts Payable and Accrued Expenses saw an increase of $1,188,875 during the first quarter 2011, compared to an increase of $720,641 during the same period in 2010.  The Isle of Capri note, Stuckert/Howell  notes, Humane Society note, H2C Note, AGS Note were in default at March 31, 2011 and accruing default interest rates. The Company has accrued dividends of $134,758 and accrued management fees of $195,000 for the first quarter 2011.   The Company's continuing operating expenses consist principally of office expenses, general and administrative expenses, and costs associated with Jai-Alai and ITW operations.

During the three months ended March 31, 2011, cash used in investing activities was $247,213 compared to cash used in investing activities of $19,000 for the three months ended March 31, 2010.

During the three months ended March 31, 2010, cash provided by financing activities was $1,014,937 compared to cash provided by financing activities of  $416,000 during the same period in 2010.  During the first quarter 2011, the Company received $1,000,000 from AGS  and $46,000 from Construct Design.  This compares to the first quarter ended March 31, 2010, when the Company borrowed $90,000 from H2C, Inc. and an additional $335,000 from Nurmi Properties, LLC.

The Company leased totalizator equipment from Sportech  at each fronton under leases which expired October 31, 2008, but subsequently being leased on a month- to- month basis. The leases required minimum annual rental at the Miami and Ft. Pierce locations. Transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of $500 per performance. Totalizator equipment costs were  $278,066 for the year ended December 31, 2010 compared to $385,591 for the year ended December 31, 2009.

On April 25, 2011, the Company entered into a Credit Agreement that provides for an $87,000,000 senior secured term loan (the “Term Loan”) that will mature on April 25, 2016.  The Company intends to use the net proceeds from the Term Loan to fund capital expenditures and for working capital and general corporate expenses. The capital expenditures encompass an expansion project at the Company’s Miami Jai-Alai fronton, which will include the development of a casino floor featuring approximately 1,000 new slot machines that will complement existing poker tables; upgraded food, beverage service and entertainment amenities; a renovated Jai-Alai venue; and approximately 1,500 surface parking spaces (the “Project” or “The Casino at Miami Jai-Alai”). (Refer to Form 8-K filed April 27, 2011)

In addition to providing funds to develop the Project, including adequate reserves for interest payments and contingencies during construction, a portion of the Term Loan proceeds will be used to repay approximately $8.9 million of existing debt and other payables, provided certain gaming licenses are obtained before such repayment.

On May 12, 2011, the Company received a license from the State of Florida to begin Class III-“Vegas Style” slot machine operations at Miami Jai-Alai.  The approval follows the closure of an $87,000,000, five year, Senior Term loan which will allow the company to proceed with its casino build-out.    With the receipt of the license the following loans and accrued interest were paid off:

•	Isle of Capri Casinos, Inc. - $4,181,959

•	Nurmi -$1,063,268

•	AGS Bridge Loan -$1,031,129

•	Hamilton State Bank -$46,489

•	Humane Society - $210,327

•	Phoenix Gaming-$52,014

Also, in connection with the closing of the Credit Agreement, the following notes have been extended and subordinated (refer to Form 8-K filed April 27, 2011).

•	Freedom Financial Corporation

•	Freedom Holding, Inc

•	Florida Lemark/Construct Design

•	Neiman Note

•	Stuckert/Howell

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

During the three months ended March 31, 2011, Centers’ gaming operations comprised  100% of the Company’s revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

March 31, 2011

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)
Florida Gaming Centers	98%	$16,856	100%	$2,287	100%	$(1,729)
Tara Club Estates	2%	259	-	-0-		(6)
Consolidated Total	100%	$17,115	100%	$2,287	100%	$(1,735)

March 31, 2010

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)
Florida Gaming Centers	98%	$15,756	100%	$3,127	100%	$(1,338)
Tara Club Estates	2%	263	-	-0-		(8)
Consolidated Total	100%	$16,019	100%	$3,127	100%	$(1,346)

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

ASC Topic 820 requires disclosure of assets and liabilities measured at fair value on a nonrecurring basis.  The following table presents the financial assets carried by the Company at fair value as of   March 31, 2011 and 2010 and by Topic 820 valuation hierarchy (as described above).

Assets measured at fair value on a nonrecurring basis as of  March 31, 2011

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

ASC Topic 820 also requires disclosure of assets and liabilities measured at fair value on a recurring basis.  The Company measured no assets or liabilities at fair value on a recurring basis as of  March  31, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Under SEC regulations, the information called for by this item is not required because the Company is a smaller reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

As of  March 31, 2011, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of  March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of  March  31, 2011, the Company maintained effective internal control over financial reporting.

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

(b) Changes in internal controls this period:  None.

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

On May 12, 2011, the Company paid Isle the principal on the note of $3,000,000 plus accrued interest of $1,062,041.  In addition, the Company paid Isle simulcast fees of $354,743 and collection expenses of $119,918.  Isle is working with counsel to dismiss lawsuit and release security.

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

Item 2. Unregistered sales of equity securities and use of proceeds

None

Item 3.  Defaults upon Senior Securities.

As of March 31, 2011, the Company had accrued but not paid dividends on their four classes of Preferred Stock:

The Company owes the following amounts on their Preferred Stock:

Preferred A:	$58,167
Preferred AA:	$875,000
Preferred B:	$55,915
Preferred F:	$325,000

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

(b)  Form 8-K Reports

Registrant filed a report on Form 8-K dated December 31, 2010, reporting the extension of the two notes with H2C,Inc.

Registrant filed a report on Form 8-k dated January 26, 2011, reporting the Loan and Security Agreement with AGS Capital, LLC

Registrant filed a report on Form 8-k dated April 25, 2011, reporting the Company entering into a Credit Agreement

FLORIDA GAMING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION
(Registrant)

Date: May 16, 2011	By:	/s/ W. B. Collett, Jr.
W.B. Collett, Jr.
President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer