Form 10-Q
period 2011-06-30
FLORIDA GAMING CORP
filed 2011-08-15
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐     No  ☒

As of August 15, 2011, there were 4,037,293 shares of the Registrant’s common stock outstanding.

FLORIDA GAMING
CORPORATION

INDEX TO FORM 10-Q

PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3

Statements of Operations (unaudited) for the Three Months and six months ended June 30, 2011 and 2010	5

Statements of Cash Flows (unaudited) for the Three Months and six months ended June 30, 2011 and 2010	6

Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION	30

SIGNATURES	33

Certification of CEO (Exhibit 31.1)

Certification of CFO (Exhibit 31.2)

Certification of CEO & CFO (Exhibit 32.1)

ITEM 1. FINANCIAL INFORMATION

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30,	December 31,
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$62,154,314	$748,617
Accounts receivable, net	318,115	130,862
Inventory (Note 2)	27,020	33,205
Total current assets	$62,499,449	$912,684

PROPERTY AND EQUIPMENT:

Land	$21,173,853	$8,164,543
Buildings and Improvements	9,910,081	9,904,404
Furniture, fixtures and equipment	1,806,740	1,786,901
CWIP	482,608	164,683
	$33,373,282	$20,020,531
Less accumulated depreciation	(5,129,953)	(4,918,276)
	$28,243,329	$15,102,255

REAL ESTATE HELD FOR SALE (net)	234,000	234,000

OTHER ASSETS	11,041,227	396,986
	$102,018,005	$16,645,925

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2011	December 31, 2010

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,419,394	$11,610,363
Short-term borrowing and current portion of long-term debt	596,403	7,510,148
Total current liabilities	$7,015,797	$19,120,511

LONG-TERM LIABILITIES
Long-term portion notes payable	106,805,111	2,686,594

STOCKHOLDERS’ EQUITY (See Notes 2,4,5,6, and 7):

Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 27,756 shares issued and outstanding at June 30, 2011 and December 31, 2010	2,776	2,776

Class AA convertible preferred stock, convertible to common stock; $.10 par value, 5,000 shares authorized; 5000 shares issued and outstanding at June 30, 2011 and December 31, 2010	500	500

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at June 30, 2011 and December 31, 2010	5	5

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 1,000 Shares issued and outstanding at June 30, 2011 and 2,000 shares issued and outstanding at December 31, 2010	100	200

Common stock, $.20 par value, authorized 7,500,000 shares, 4,037,293 issued and outstanding at June 30, 2011 and 3,888,959 issued and outstanding at December 31, 2010	807,458	777,792

Capital in excess of par value	50,605,966	50,635,532
Accumulated deficit	(63,219,708)	(56,577,985)
Total stockholders’ equity (deficit)	(11,802,903)	(5,161,180)
Total liabilities and stockholders’ equity (deficit)	$102,018,005	$16,645,925

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net
of State Taxes	$769,307	$598,376	$1,577,191	$1,483,504
Inter-Track Commissions	276,880	598,637	594,285	1,257,054
Pari-Mutuel Revenue	1,046,187	1,197,013	2,171,476	2,740,558

OTHER REVENUE
Cardroom Income	818,687	1,179,781	1,824,614	2,476,059
Admissions Income, net of taxes	0	2,023	0	8,704
Programs, Food, Beverage and Other	140,075	274,109	296,095	554,968
Total Operating Revenue	2,004,949	2,652,926	4,292,185	5,780,289

EXPENSES
Operating	2,111,974	3,066,100	4,797,259	6,383,548
General and Administrative	4,026,893	1,336,986	5,319,190	2,544,977
Depreciation and Amortization	389,239	115,967	588,667	233,607
	6,528,106	4,519,053	10,705,116	9,162,132
NET LOSS FROM OPERATIONS	(4,523,157)	(1,866,127)	(6,412,931)	(3,381,843)

OTHER INCOME (EXPENSE)
Loss on Sale of Property	(267,785)	0	(267,785)	0
Pari-Mutuel Tax Credits	147,900	39,548	302,700	209,262
Interest Income	2,258	2,159	2,512	2,418
	(117,627)	41,707	37,427	211,680
NET LOSS	(4,640,784)	(1,824,420)	(6,375,504)	(3,170,163)
Dividends on Preferred Stock	(131,461)	(134,758)	(266,219)	(269,515)
Net Loss Attributable to Common Shareholders	$(4,772,245)	$(1,959,178)	$(6,641,723)	$(3,439,678)
Basic Loss per Common Share	$(1.22)	$(0.50)	$(1.70)	$(0.88)
Diluted Loss per Common Share	$(1.22)	$(0.50)	$(1.70)	$(0.88)
Weighted Avg Common Shares Outstanding	3,913,410	3,888,959	3,901,184	3,888,959
Diluted Avg Common Shares Outstanding	3,913,410	3,888,959	3,901,184	3,888,959

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	30-Jun	30-Jun
	2011	2010
Cash flows from operating activities:
Net Loss	$(6,375,504)	$(3,170,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	588,667	233,607
Decrease in inventory	6,184	5,973
Loss on sale of Graham Rd property	267,785	0
Decrease (increase) in other assets	(11,021,232)	119,386
Interest paid in kind	799,115	0
Decrease (increase) in accounts receivable	(187,253)	80,285
Increase (decrease)in a/p and accrued expenses	(3,381,188)	2,021,661
Net cash used in operating activities	(19,303,426)	(709,251)

Investing Activities:
Purchases of property and equipment	(1,910,634)	(53,655)
Net proceeds used in investing activities	(1,910,634)	(53,655)

Financing Activities:
Proceeds from issuance of debt	88,000,000	735,000
Repayment of debt	(5,380,243)	(50,031)
Net cash provided by financing activities	82,619,757	684,969

INCREASE (DECREASE) IN CASH	61,405,697	(77,937)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	748,617	819,256
CASH AND CASH EQUIVALENTS AT JUNE 30, 2011 AND JUNE 30, 2010	$62,154,314	$741,319
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,886,715	$119,792
Noncash purchase of land	$12,054,344	$-
Real Estate transferred in satisfaction of Note Payable	$344,443	$-

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Florida Gaming Corporation (the Company) operates live Jai Alai games at frontons in Ft. Pierce, and Miami, Florida through its Florida Gaming Centers, Inc. subsidiary (Centers). The Company also conducts intertrack wagering (ITW) on jai alai, horse racing and dog racing from its facilities. Poker is played at the Miami and Ft. Pierce Jai-Alai, and dominoes are played at the Miami Jai-Alai. In addition, the Company operates Tara Club Estates, Inc. (“Tara”), a residential real estate development located near Atlanta in Walton County, Georgia. Approximately 45% of the Company's common stock is controlled by the Company's Chairman either directly or beneficially through his ownership of Freedom Holding, Inc.

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets as follows:

Buildings	39 years
Land and building improvements	15 years
Furniture and equipment	5-7 years
Automobiles	5 years

	June 30,
	2011	2010
Land	$21,173,853	$8,164,543
Buildings and improvements	9,910,081	8,941,404
Equipment furniture and fixtures	1,720,830	1,696,201
Automobiles	85,910	85,910
Construction in progress	482,608	53,655
Less accumulated depreciation	(5,129,953)	(4,700,986)
	$28,243,329	$14,240,727

Depreciation Expense totaled $211,677 during the six months ended June 30, 2011, compared to $220,576 during the six months ended June 30, 2010.

Long-lived assets: The Company's investment in its residential and commercial property is carried at cost. The Company evaluates the carrying value of its real estate development and other long-lived assets, annually under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 360, “Plant, Property, and Equipment” and ASC Topic 970 “Real Estate.”

Bad Debt Reserve: The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables.There was no allowance for doubtful accounts recorded for the three and six months ended June 30, 2011 and June 30, 2010.

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at June 30, 2011.

Other comprehensive income: The Company follows the provisions of ASC Topic 220, “Comprehensive Income.” The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income at June 30, 2011 and June 30, 2010.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. As of June 30, 2011, and June 30, 2010 the Company's unclaimed winnings (outs) totaled $97,525 and $211,241, respectively.

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

The Company follows ASC Topic 740, “Income Taxes” regarding accounting for income tax uncertainties. ASC Topic 740 states that a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company maintained no net tax assets at June 30, 2011 and June 30, 2010.

It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for all years prior to and including 2006.

Advertising Costs: Advertising costs are expensed as incurred.

Real Estate Development: The Company's Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition and development costs by the number of lots developed.

Compensated Absences: The Company has not accrued compensated absences for the three and six months ending June 30, 2011 and 2010 because the amounts cannot be reasonably estimated.

Effect of Implementing Recently Issued Accounting Standards:

In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, which updates the guidance in ASC Topic 220, Presentation of Comprehensive Income. ASU 2011-05 specifies that entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements, and that entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company intends to adopt the standard during 2012.

(3) EARNINGS PER SHARE

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

The net loss per common share for the quarters ended June 30, 2011 and June 30, 2010 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock which was $131,461, for the three month period ended June 30, 2011 and $134,758 for the three months ended June 30, 2010, by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended June 30, 2011 and June 30, 2010 was 3,913,410 and 3,888,959, respectively.

The net loss per common share for the six months ended June 30, 2011 and June 30, 2010 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock which was $266,219, for the six month period ended June 30, 2011 and $269,515 for the six months ended June 30, 2010, by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the six months ended June 30, 2011 and June 30, 2010 was 3,901,184 and 3,888,959, respectively.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the three and six months ended June 30, 2011 and June 30, 2010 because the effect would be antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average number of shares for calculation of basic EPS – Common Stock	3,913,410	3,888,959	3,901,184	3,888,959

Weighted average number of shares for calculation of diluted EPS	3,913,410	3,888,959	3,901,184	3,888,959

(4) OPTIONS AND WARRANTS

The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with ASC Topics 718 and 505-50.  The Black-Scholes option pricing model uses assumptions for inputs including the risk free rate of return, expected forfeitures, expected volatility, expected term, and expected dividends.  The risk-free rate of return for the option or warrant life is based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term.  Expected forfeitures are based on environmental factors tied to the options and warrants as well as historical behavior.  Expected volatilities are based on historical volatility of the Company’s stock.  Expected terms are generally based on the options contractual term unless environmental factors reflect that the option holder would likely exercise their option sooner. No options or warrants were issued, exercised or expired during the three and six months ended June 30, 2011. This compares to 20,000 options expiring for the six months ending June 30, 2010.

	Six months Ended
	June 30, 2011		June 30, 2010
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of year	995,625	$8.46	985,625	$8.97
Granted	-0-		-0-
Exercised	-0-		-0-
Forfeited	-0-		-0-
Expired	-0-		20,000	30.00
Outstanding at June 30, 2011, and June 30, 2010	995,625	$8.46	965,625	$8.54
Options and warrants exercisable at June 30, 2011, and June 30, 2010	995,625		965,625

On July 11, 2011, the Company extended 362,500 options for one year.  These options were due to expire July 11, 2011, with an exercise price of $8.25 per share.  The Company extended these options for one year, with an expiration date of July 11, 2012, with an exercise price of $8.25 per share.  The Company has recorded the expense for these options in the third quarter.

On April 25, 2011, the Company entered into a Credit Agreement (See Note 8) and at the closing, the Lenders received warrants, with a $0.01 exercise price, to acquire 35% (the “Base Percentage”) of the stock in Centers (the “Centers Warrants”) and such percentage may increase, in determination of the Exercise Percentage, depending on the number of slot machines that may become operational at a competing facility in the future.  The Base Percentage shall increase by one one-hundredth percent (0.01%), up to a maximum of 10.0%, for each slot machine made available for gaming at Hialeah Park Race Track at any time while the Centers Warrants are outstanding (the “Hialeah Increase”).  Centers may have the ability to reduce the Hialeah Increase by up to one-half, depending on actual financial performance in the future exceeding certain thresholds, by paying the Lenders an aggregate of $500,000 for each percentage point it wishes to deduct from the Hialeah Increase.  The Centers Warrants become exercisable upon the occurrence of any Trigger Event, which is defined to include the following: (a) the maturity date of the Term Loan; (b) the date upon which the Term Loan is repaid in full (the “Repayment Date”); (c) upon a change of control in Centers; (d) upon the commencement of bankruptcy proceedings (or any similar action or insolvency event) by Centers; and (e) if the maturity date of the Term Loan or the Repayment Date occurs prior to the fifth anniversary of the opening date of The Casino at Miami Jai-Alai (the “Opening Date”), then each anniversary of the Opening Date occurring after the Repayment Date and on or prior to the fifth anniversary of the Opening Date. In addition, Centers is obligated to make an offer to repurchase the Centers Warrants upon the occurrence of any Trigger Event. The amount of the repurchase offer is equal to the Net Company Value multiplied by the Exercise Percentage. Depending on which Trigger Event occurs, the Net Company Value will either be Centers’ Appraised Value as defined in the Warrant Agreement or the fair market value of the Net Proceeds received in connection with a transaction causing an Ownership Transfer Date. (For further information please see Form 8-K filed April 27, 2011, Exhibit 4.1)

In addition, at the closing, the Lenders received warrants in the Company currently equal to 30.0% of its fully diluted common equity ownership (the “Company Warrants” and collectively with the Centers Warrants, the “Warrants”). The Company Warrants have a $25 exercise price; however, if (i) the Lenders’ construction consultant determines that Centers will need to access any amount of a $3.0 million completion guarantee (thus representing that the Project is “Out of Balance”), which has been funded by the Term Loan, to complete the Project on time and on budget and (ii) the Company and Centers have not raised new equity to replace the $3.0 million completion guarantee and thereby cancel the Company Warrants at anytime from the closing until 30 days after the Project is determined to be Out of Balance, the Company Warrants shall become exercisable at $0.01. If the Company is successful at raising new equity to replace the completion guarantee, the $3.0 million shall be used to prepay the Term Loan at par upon receipt of such proceeds. Similarly, if the Company is able to complete the Project on time without going Out of Balance, the completion guarantee will be canceled upon the Opening Date and the $3.0 million shall be used to prepay the Term Loan at par and the Company Warrants cancelled. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 4.2)

(5) REAL ESTATE HELD FOR SALE

As of June 30, 2011, the Company's subsidiary, Tara Club Estates, Inc. held six (6) residential lots at its’ residential real estate development (“Tara”), which are situated in Loganville, Walton County, Georgia with an aggregate carrying value of $234,000. The Company carries a valuation reserve in the amount of $68,569. The Company has completed its development activities at Tara. Accordingly, any future costs incurred related to these properties will be expensed.

Valuation Reserve Analysis
	6/30/2011	6/30/2010
Balance at the beginning of the year	$68,569	$68,569
Provision charged to operations
Charge offs to the reserve
Ending Balance	$68,569	$68,569

The Company had no real estate sales during the three or six months ended June 30, 2011 and June 30, 2010.

(6) TAXES

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

(7) PREFERRED STOCK

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

On June 16, 2011, 1,000 shares of the Company’s Preferred F Stock were converted into 148,334 shares of common stock.

The Class A Preferred Stock, the Series AA Preferred Stock, the Series B Preferred Stock, and the Series F Preferred Stock are all equal in rank with respect to the payment of dividends and with respect to the distribution of assets upon liquidation of the Company.

(8) CREDIT AGREEMENT

On April 25, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) at its wholly owned subsidiary, Florida Gaming Centers, Inc. (“Centers”) with a syndicate of unaffiliated third party lenders (the “Lenders”) and ABC Funding, LLC, as Administrative Agent for the Lenders.  Innovation Capital, LLC served as exclusive Financial Advisor to the Company and Placement Agent on the debt financing. The Credit Agreement provided for an $87,000,000 senior secured term loan (the “Term Loan”) that will mature on April 25, 2016.  The Term Loan was issued at a price of 98.0% and bears interest at a rate varying between 15.75% and 16.50%.  The net proceeds of the Term Loan was $83,520,000, after deducting fees and discounts to the Lenders related to the transaction.The use of these funds is strictly governed by the Disbursement Agreement (Refer to Exhibit E of Exhibit 10.1 of the 8-K filed on April 27, 2011). Among other things, collateral for the loan includes all of the Company’s unencumbered real estate, receivables, intangible assets, equipment, furniture and fixtures. In connection with the loan, the lenders were granted warrants for both Florida Gaming Centers and Florida Gaming Corporation. (For further information see Note 4)

The Company intends to use the net proceeds from the Term Loan to fund capital expenditures and for working capital and general corporate purposes. The capital expenditures encompass an expansion project at the Company’s Miami Jai-Alai fronton, which will include the development of a casino floor featuring approximately 1,000 new slot machines that will complement existing poker tables; upgraded food, beverage service and entertainment amenities; a renovated Jai-Alai venue; and approximately 1,500 surface parking spaces (the “Project” or “The Casino at Miami Jai-Alai”).

In addition to providing funds to develop the Project, including adequate reserves for interest payments and contingencies during construction, a portion of the Term Loan proceeds was used to repay approximately $8.9 million of existing debt and other payables, provided certain gaming licenses were obtained before such repayment. On May 12, 2011 the Company received a license from the State of Florida to begin operating Class III- “Vegas Style” slot machine operations at Miami Jai-Alai. With the receipt of the license, the Company paid off approximately $8.9 million of existing debt.

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

For complete details on the Credit Agreement refer to the Form 8-K filed April 27, 2011, Exhibit 10.1.

(9) COMMITMENTS AND CONTINGENCIES

PAC Agreement In February, 2005, the Company agreed to contribute to political action committee (PAC) formed by South Florida gaming interests seeking passage of a statewide legislative initiative and local referenda to expand gaming rights to include “slots” in Miami-Dade County, Florida.  Pursuant to that contribution agreement, the Company is contingently committed to the payment of $3,550,000 to the PAC as its share of the cost of the initiative.  The contingent commitment becomes binding upon the Company at the earlier of ten days after the Company begins slot machine operations at its facility or upon the bona fide sale or transfer of its business operations to a third party purchaser.

Registration Rights: The Company has committed upon certain terms and conditions, to use its best efforts to register for resale, certain shares held by other parties, allowing those shares to be publicly traded. The Company intends to use reasonable efforts to comply with these commitments. On April 25, 2011 the Company entered into a Credit Agreement, and the Company and the Lenders entered into a Registration Rights Agreements. The Lenders will have certain registration rights with respect to the shares of common stock issuable upon exercise of the Company Warrants. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 4.3)

Leases:   The Company leased totalizator equipment from Sportech (Formerly “Scientific Games Corp.”) at each fronton under leases which expired October 31, 2008, but are subsequently being leased on a month- to- month basis. Transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of $500 per performance. Total totalizator rental expense and other equipment rental under operating leases for the cost was $278,066 for the year ended December 31, 2010 compared to $385,591 for the year ended December 31, 2009. Total totalizator costs for the six months ended June 30, 2011 was $103,322.

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

Letters of Credit: The Company had letters of credit in favor of its bonding company totaling $250,000. On June 15, 2011 the Company no longer maintained any letters of credit.

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

The Amended and Restated Permit Use Agreement (“APUA”) dated September 30, 2010 requires Centers to perform management services at the Facility during the term of the APUA.  Centers must conduct the minimum number of performances required by Florida law for the Summer Permit to be authorized to conduct pari-mutuel , intertrack wagering, and cardroom operations, but not more than 115% of the minimum required performances, subject to annual  adjustment agreed upon by the two parties.  All revenue of any type produced and all costs, expenses, and liabilities incurred from the Summer operations that specifically occur at the Facility during the APUA’s term belongs entirely to Centers. In the event Summer obtains authorization and a license under the Summer Permit to conduct cardroom operations at a location other than the Facility, Summer must remit to Centers 4.00% of Summer’s weekly gross cardroom receipts to supplement prizes paid in connection with live jai alai games conducted at the Facility.  The APUA commenced on October 1, 2010 and continues until the date which is seven years after all of the following events have occurred: 1) Centers obtains a slot machine license under Chapter 551 of the Florida Statutes, pursuant to Centers’ Miami Jai-Alai permit; 2) Centers installs slot machines, and holds itself out to the public as, and commences operations as, a slot machine gaming facility under Chapter 551, Florida Statutes; and 3) the first “coin-in” occurs at the Facility.  If the aforementioned events do not occur, the APUA terminates on its 21st anniversary.  Additionally, Summer has the option to unilaterally terminate the APUA at any time by giving Centers 30 days notice of such termination. The Lease Agreement and Memorandum of Lease both dated September 30, 2010 outline terms for Summer to lease the Facility from Centers during the Summer Seasons.  The Lease Agreement and Memorandum have the same term as the APUA, including the unilateral option of Summer to terminate the lease with notice. Rent owed by Summer to Centers equals the product of $7,500 multiplied by the number of jai alai performances held during the period. Rent is capped at 115% of the minimum number of performances required under Florida law. Summer jai-alai started May 7, 2011.

Hialeah Park: On June 30, 2010, W. Flagler and Florida Gaming Centers filed a constitutional challenge regarding the enactment of changes to Florida Statutes in Chapter 551 that purport to enable the expansion of slot machine games in Miami Dade County to the site of Hialeah Park.  The Statutory Amendment conflicts with the Constitutional Provision, Article X, Section 23 in numerous ways.  The Leon County Circuit Court held the statute to be valid and that decision is presently on appeal to the Florida First District Court of  Appeal.

(10) ACQUISITION OF WJA ASSETS

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

On September 4, 1998, the Company sold the Tampa Jai-Alai property. The sale did not include the Company's gaming permit which remains available for future use in Hillsborough County, Florida. On July 31, 2000, the Company sold the Ocala Jai-Alai.  In March, 2006, the Company sold approximately 79 acres of investment real estate located adjacent to its' Jai-alai facility in Fort Pierce, Florida. On April 14, 2011, the Company issued a deed in lieu of foreclosure on 18.33 acres of unimproved real estate in St. Lucie County.

(11) NOTES

Isle of Capri Casinos, Inc. On October 29,2004, the Company borrowed $5 million  from Isle of Capri Casinos, Inc. (“Isle”), a Delaware corporation,  pursuant to a Secured Promissory Note (the "Note") which matured on December 31, 2008.  On December 31, 2008,  the Company paid $2,000,000 on the original note and issued a new note and mortgage for $3,000,000 to Isle secured by a first mortgage on the Ft. Pierce Jai-Alai facility which is located on 37 acres owned by the Company. The Company failed to make the payment on the Note and the Company was in default.   On March 1, 2010 the Company and Centers were served with a complaint by Isle (“See Item 1. Legal Proceedings” and Form 8-K dated March 1, 2010).   On March 19, 2010 the Company and Centers were served with a second complaint by Isle seeking foreclosure on the mortgage granted to Isle on the property located in Ft. Pierce, FL, and all buildings, structures, and fixtures and improvements thereon  (See Item 1. Legal Proceedings and Form 8-K dated March 19, 2010). In accordance with the Credit Agreement that the Company entered into on April 25, 2011, when the Company received their slot license, the Isle Note would be paid off. On May 12, 2011, the Company received their license from the State of Florida to begin Class III – “Vegas Style” slot machine operations at Miami Jai-Alai. The Company paid Isle the principal on the note of $3,000,000 plus accrued interest of $1,062,041. In addition, the Company paid Isle simulcast fees of $354,743 and collection expenses of $119,918. Isle dismissed the lawsuit and released the security.

Nurmi Properties, LLC.  The Company, and its wholly-owned subsidiary Florida Gaming Centers, Inc., (collectively, the “Company”), borrowed a total of Nine Hundred and Eighty Five Thousand Dollars ($985,000) on various dates from December 11, 2009 through June 2, 2010 from Nurmi Properties, LLC, and Robinette Investments, LLC, pursuant to a Promissory Note and a Mortgage and Security Agreement. On December 11, 2009 as an inducement to make the loan, the Company issued a warrant to purchase 30,000 shares of the Company’s $.20 par common stock at $6.00 per share to Steven Craig. The Warrant is exerciseable any time from December 11, 2009 through December 11, 2011. The warrants had a fair value of $14,726 and was capitalized over the term of the loan, which was one year.  On August 17, 2010, the Company issued Mr. Steve Craig an additional 30,000 warrants at $6.00 per share with an expiration of December 11, 2011. The warrants were issued for his consulting services and his efforts to assist the Company in securing long term financing.  The Company recorded $5,630 in expense for the issuance of the warrants.  In accordance with the Credit Agreement that the Company entered into on April 25, 2011, when the Company received their slot license, the Nurmi Note would be paid off. On May 12, 2011, the Company received their license from the State of Florida to begin Class III – “Vegas Style” slot machine operations at Miami Jai-Alai. On May 12, 2011, the Company paid Nurmi the principal on the note of $985,000 plus accrued interest of $78,268.

H2C Note.    On April 28, 2010, the Company entered into a Promissory Note and Mortgage with H2C, Inc. pursuant to which H2C advanced to the Company two hundred fifty thousand dollars ($250,000).  On July 1, 2010 the Company entered into a Promissory Note and Mortgage pursuant to which H2C advanced the Company another fifty thousand dollars ($50,000). Under the agreements, the outstanding principal amount of the advances had interest at an annual rate of ten percent (10%). The Company’s obligations under the Note were secured by a first and second mortgage in H2C’s favor with respect to 18 acres of unimproved real property in St. Lucie County in the state of Florida. If any amount due under the Note was not paid when due, the Lender was entitled to a late fee of ten percent of the delinquent amount.  Interest payments were not made and the notes were extended until March 31, 2011. On April 14, 2011, the Company issued a deed in lieu of foreclosure on the 18.33 acres of unimproved real property in St. Lucie County to be in full satisfaction of indebtedness. (See Form 8-K’s filed January 6, 2011, and April 27, 2011). The Company owed H2C approximately $357,000 and the Company recorded a loss of approximately $267,785 on this transaction.

CIB Bank/Freedom/Holding Note
On November 1, 2008, Centers, a wholly-owned subsidiary of the Company, borrowed One Million Three Hundred Twenty-Two Thousand Five Hundred and Seventy-Three Dollars and .73/00 ($1,322,573.73) from Holding, which was evidenced by Centers Promissory Note in favor of Holding  dated November 1, 2008.  Holding is  controlled by the Company’s Chairman and the CEO/President maintains ownership in Holding.   The Holding note was unsecured, interest was 10.0% per annum, and had an initial maturity date of May 1, 2009. The note was refinanced on May 1, 2009, again on September 1, 2009 and March 1, 2010 with maturity extended until September 1, 2010.  On September 1, 2010 the Company extended the note until September 1, 2011. (See Related Party Transactions)

On April 25, 2011 the Company entered into a Modification, Assignment and Assumption Agreement with Holding. Holding agreed to amend the note with Centers. The Agreement releases Centers from the obligations thereunder and accepted Florida Gaming Corporation as the new borrower under the promissory notes. Holding agreed to extend the maturity date to be at least six (6) months after the maturity date of the Credit Agreement, convert all interest payments to be paid in kind instead of in cash and to subordinate the obligations under the promissory notes to those under the Credit Agreement. (For more information refer to Form 8-K filed April 27, 2011, Exhibit 10.3). At June 30, 2011, the Company owed Holding $1,680,952.

 Freedom Financial Corporation Note
In connection with the closing of the Credit Agreement, the Company also entered into a Promissory Note with Freedom Financial Corporation (“Freedom”) in the amount of $1,905,000 for certain accounts receivable and unpaid consulting services rendered by Freedom to the Company.  Under the Promissory Note, (i) the indebtedness is subordinate to the obligations under the Credit Agreement, (ii) interest shall be paid-in-kind instead of in cash and (iii) the outstanding principal shall be due and payable in full on the date that is six (6) months after the maturity date under the Credit Agreement. (See Related Party Transactions)

James W. Stuckert and Solomon O. Howell Notes
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

On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Modification Agreement with Solomon O. Howell and James W. Stuckert whereby the Memorandum of Agreement, dated August 14, 2009, for a note in the amount of $1,000,000 was amended to extend the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, at the Company’s option permit interest to be paid-in-kind instead of in cash and subordinate the obligations under the Memorandum of Agreement to those under the Credit Agreement. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 10.2). At June 30, 2011, the Company owed $1,388,925 on the Howell/Stuckert Note.

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

On June 11, 2011, the Company completed Phase 2 of the approximately 8.7 remaining acres for $13,393,716 that was to close no later than 60 days after the United States Corps of Engineers released the property free and clear of environmental contamination. The Corp of Engineers released the property free and clear of environmental contamination and on June 16, 2011, the Company and the County consummated the final closing on the remaining 8.67 acres of the undeveloped property.  At the final closing, the Company made a down payment of $1,339,371, representing 10% of the purchase price of the remaining 8.67 acres, and the County issued a new promissory note for $12,054,344 representing the remaining amount owed by the Company on the 8.67 acres of undeveloped [roperty which were the subject of the Closing.  The Note is for 15 years, with an interest rate of 7.25%. The Company will defer payments until the earlier of June 15, 2012, or the date upon which slot machine operations are initiated by the Company. (See attached Exhibits 10.20 and 10.21 )

Florida Lemark/Construct Design
On December 9, 2010, the Company executed a $446,000 Promissory Note to Construct Design, Inc.  The note was unsecured.  The note bears interest at 12% per annum and was due January 31, 2011.

On April 25, 2011 the Company and Florida Lemark/Construct Design entered into an Amendment and Restatement, Assignment and Assumption Agreement (the “Agreement”) whereby the Promissory Note (“Note”) in the principal amount of $446,000 effective December 9, 2010, has been amended to (i) upon substantial completion of the project in accordance with the construction contract, to increase the outstanding principal of the original note to $1,000,000, (ii) at the Company’s option permit interest to be paid-in-kind instead of in cash and (iii) subordinate the obligations under the Agreement to those under the Credit Agreement. (For further information please refer to the Form 8-K filed April 27, 2011). The Company owed $477,147 at June 30, 2011.

Scheible, Sodl, Rittvo
On November, 2010, the Company entered into three separate $25,000 promissory notes. The notes were unsecured and accrued interest at 3% per annum. These notes were paid off in accordance with the Credit Agreement that the Company entered into on April 25, 2011.

Phoenix Note
On December 16, 2010, the Company entered into a $50,000 promissory note bearing interest at 10% per annum.  The notes required quarterly interest payments and matured on December 31, 2011.

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

Humane Society Note
The Company executed a note payable to the Humane Society in settlement of a lawsuit.  The $200,000 note was unsecured and had an interest rate of 7.0%.  Payments of interest were paid through October, 2010, with all remaining unpaid principal and interest due February 1, 2011.  In accordance with the Credit Agreement that the Company entered into on April 25, 2011, when the Company received their slot license, the Humane Society Note would be paid off. On May 12, 2011, the Company received their license from the State of Florida to begin Class III – “Vegas Style” slot machine operations at Miami Jai-Alai. On May 12, 2011, the Company paid the Humane Society the principal on the note of $200,000 plus accrued interest of $10,286.

Hamilton State Bank
The Company had a mortgage note payable on one of the 6 lots at Tara Club Estates in Georgia. The note matured on November 17, 2009. The Company failed to repay the note at this time and the lender has refused to extend the note.  Mr. Collett has been named a defendant in a lawsuit filed by Hamilton State Bank,
In accordance with the Credit Agreement that the Company entered into on April 25, 2011, when the Company received their slot license, the Hamilton State Bank Note would be paid off. On May 12, 2011, the Company received their license from the State of Florida to begin Class III – “Vegas Style” slot machine operations at Miami Jai-Alai. On May 13, 2011, the Company paid the Hamilton State Bank the principal on the note of $36,691 plus accrued interest and attorney fees of $9,798.

(12) RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.

(13) RELATED PARTY TRANSACTIONS

Management fees. In lieu of salaries for the Chairman/CEO, W. B. Collett, the Company paid a management fee to Freedom Financial Corporation (“Freedom”) through March 31, 2011. The Company was unable to pay the management fees and accrued management fees to Freedom of $780,000 for each of the years ended December 31, 2009 and December 31, 2010. Freedom is controlled by the Company’s Chairman and the Company’s CEO/President also maintains ownership in Freedom. The Company had accrued management fees of $1,560,000 during the years ended December 31, 2010 and December 31, 2009, and the Company had accrued management fees of $195,000 for the first quarter 2011. On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Promissory Note with Freedom in the amount of $1,905,000 of which $1,755,000 was for accrued but unpaid consulting fees and $150,000 in accounts receivables from Freedom. Under the Promissory Note, (i) the indebtedness is subordinate to the obligations under the Credit Agreement, (ii) interest shall be paid-in-kind instead of in cash and (iii) the outstanding principal shall be due and payable in full on the date that is six (6) months after the maturity date under the Credit Agreement. (See Form 8-K filed April 27, 2011, Exhibit 10.5),

Consulting Agreement
On April 25, 2011, Freedom and the Company entered into a consulting agreement. W. B. Collett (“WBC”) is the Chairman and CEO of Freedom and was the Chairman and CEO of FGC and Florida Gaming Centers, Inc. (“Centers”), until his retirement effective April 25, 2011.  WBC is knowledgeable and experienced in both the areas in which the Companies conduct their respective businesses, and with industry sources and contacts, customers, and suppliers vital to the businesses operated by the Companies. (For further information refer to Form 8-K filed April 27, 2011 Exhibit K to Exhibit 10.1)

FGC desires to maximize the value of the Companies’ business operations by entering into this Agreement with Freedom to utilize WBC’s valuable knowledge, assistance, reputation, and contacts in connection with existing business lines and with the anticipated future business opportunities of the Companies.

FGC will direct WBC to perform such business consulting services as FGC may reasonably request from time to time relating to the Companies’ businesses and future opportunities.  The maximum number of hours of Consulting Service which WBC will be obligated to perform annually will be 500 hours.  Unless this Agreement has been terminated, WBC may provide greater or fewer hours of Consulting Service than such number without affecting the compensation set forth herein.

WBC shall receive $300,000 per fiscal year in exchange for its performance of the Consulting Services; provided that if Centers satisfies the EBITDAM Adjustment Condition with respect to a fiscal year, the compensation for that Fiscal Year shall be $450,000, provided further, that no portion of the compensation of Consultant that goes unused in any fiscal year shall be available in any other fiscal year and no more than 25% of any fiscal year’s compensation of Consultant shall be available or otherwise distributed in any fiscal quarter occurring during such fiscal year. The first such fiscal year shall be the period beginning on the Opening Date, with each subsequent fiscal year running for periods of 12 consecutive months thereafter. In no event will payments be made hereunder prior to the Opening Date.

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

The term of this Agreement will commence April 25, 2011 and end December 31, 2017 unless terminated earlier. WBC or FGC may terminate this Agreement for cause at any time.  For the purposes of this Agreement, "cause" includes any breach or default of this Agreement by the other party which is not cured within 30 days of written notice thereof; commission of a felony; or action by the Consultant that materially injures the image or reputation of the Companies. WBC will remain a Director of the Companies or as the Chairman of their respective Boards of Directors. (For complete details see Exhibit K filed to Exhibit 10.1 of the Form 8-k filed April 27, 2011)

Pledge Agreement
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

Note Receivable
On June 15, 2011, the Company issued a Note Receivable to Freedom Holding, Inc. (“Holding”) for $54,836, 12% interest, and secured by the dividends due Holding on the Series F Preferred Stock. As of June 30, 2011, the Company owes Holding $220,000 in accrued dividends.

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

In addition, he entered into a Employee Bonus Compensation Restriction Agreement with the Administrative Agent, whichRestricts the bonus payments made under the Employment Agreement in the event of default or default under the Credit Agreement.

For further information please see Form 8-K filed April 27, 2011, Exhibits 10.7 and 10.8.

CIB Bank/Freedom Note
On October 31, 2005 Freedom purchased Centers First Bank (formerly CIB) loan for $2,400,000. First Bank assigned, without recourse,  the note representing the loan as well as the mortgages, rents, and receivables securing the loan to Freedom, but retained the right to elect between receiving a $250,000 deferred fee or exercising warrants to purchase 102,115 shares of the Registrant's common stock in connection with the loan. First Bank exercised all warrants in 2006. Effective October 31, 2005, Freedom and Centers entered into an Amended and Restated Loan Agreement and a Third  Amended and Restated Note in the principal amount of $2,400,000 with an 8% fixed rate of interest. On October 31, 2008, Centers note payable to Freedom matured and was subsequently refinanced with a $1,322,574 note payable issued November 1, 2008 to Freedom Holding, Inc. ("Holding"). Holding is controlled by the Company’s Chairman and the CEO/President maintains ownership in Holding. The Holding note was unsecured at an interest rate of 10%, with all principal and interest due May 1, 2009. The Note has subsequently been renewed through September 1, 2011 (refer to 8-K filed March 5, 2010). As an inducement to refinance the note, the Company issued Holding a warrant to purchase 20,000 shares of the Company's $0.20 par value common stock at a price per share of $8.25. The warrant is exercisable at any time from November 1, 2008 through November 1, 2011.

On April 25, 2011 the Company entered into a Modification, Assignment and Assumption Agreement with Holding. Holding agreed to amend the note with Centers to release Centers from the obligations thereunder and accept Florida Gaming Corp as the new borrower under the promissory notes. Holding agreed to extend the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, and convert all interest payments to be paid in kind instead of in cash and to subordinate the obligations under the promissory notes to those under the Credit Agreement. (See Form 8-K filed April 27, 2011)

(14) SUBSEQUENT EVENTS

The Company adopted the provisions of SFAS No. 165, “Subsequent Events” (SFAS 165), during the 2nd quarter ended June 30, 2011. SFAS 165, as incorporated into ASC Topic 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and through the date financial statements are issued. The Company evaluated, and included, all events or transactions that occurred after June 30, 2011 through August 15, 2011, the date these financial statements were issued.

(15) SEGMENT INFORMATION

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

During the six months ended June 30, 2011 and June 30, 2010, Centers’ gaming operations comprised 100% of the Company’s revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

June 30, 2011

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	100%	$101,760	100%	$4,292	100%	$(6,361)
Tara Club Estates	0%	258	-	-0-		(15)
Consolidated Total	100%	$102,018	100%	$4,292	100%	$(6,376)

June 30, 2010

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	98%	$15,502	100%	$5,780	100%	$(3,159)
Tara Club Estates	2%	262	-	-0-		(11)
Consolidated Total	100%	$15,764	100%	$5,780	100%	$(3,170)

(16) FAIR VALUE MEASUREMENTS

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

ASC Topic 820 requires disclosure of assets and liabilities measured at fair value on a nonrecurring basis.  The following table presents the financial assets carried by the Company at fair value as of   June 30, 2011 and June 30, 2010 and by Topic 820 valuation hierarchy (as described above).

Assets measured at fair value on a nonrecurring basis as of June 30, 2011
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

ASC Topic 820 also requires disclosure of assets and liabilities measured at fair value on a recurring basis.  The Company measured no assets or liabilities at fair value on a recurring basis as of  June 30, 2011.

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

The Company is currently  in construction of the casino addition to the Miami Jai-Alai fronton. The addition will be approximately 35,000 square feet and is joined with the existing facility to provide approximately 45,000 square feet of casino floor as well as "back of house" support offices.  The casino floor will accommodate more than 1,000 slot machines, a card room, bars and restaurants, adding to the existing live jai-alai and simulcasting operation.

On January 6, 2009, Florida Gaming Corporation agreed to acquire a total of 10.982 acres of property from Miami-Dade County in exchange for a right-of-way of .492 acres to be used by the Miami-Dade Metro Rail, an overhead light rail system.  The total purchase price of the acreage (10.982) was $16,742,145. On April 6, 2009 Florida Gaming completed Phase 1 of its two-phase acquisition of  the 10.982 acres of property from Miami-Dade County.  As part of this transaction, the County purchased the property and a temporary construction easement of  .492 acres from FGMG for $1,014,300.  The Company's  Phase 1 acquisition consists of the closing of the purchase of approximately 2.283 acres from Miami-Dade County for $3,348,429.   The Company paid a down payment of $334,843 and the County financed the remaining $3,013,586 for 15 years at a fixed interest rate of 7.25%.   The Company also received air-rights from Miami-Dade County over N.W. 37th  Avenue which separates the two parcels. (Refer to 8-k dated April 6, 2009)

On June 16, 2011, the Company completed  Phase Two of the purchase of the approximately 8.7 remaining acres for $13,393,716.   Phase 2 was to close no later than 60 days after the United States Corps of Engineers released the property free and clear of environmental contamination.  The Corp of Engineers released the property free and clear of environmental contamination and on June 16, 2011, the Company and the County consummated the final closing on the remaining 8.67 acres of the undeveloped property.  At the final closing, the Company made a down payment of $1,339,371, representing 10% of the purchase price of the remaining 8.67 acres, and the County issued a new promissory note for $12,054,344 (the “Final Note”) representing the remaining amount owed by the Company on the 8.67 acres of Undeveloped Property which were the subject of the Final Closing.  The Note is for 15 years, with an interest rate of 7.25%.  The Company will defer payments until the earlier of June 15, 2012, or the date upon which slot machine operations are initiated by the Company.  A lump sum payment shall be due at the close of Initial Deferred Payment Period (Refer to 8-K filed July 21, 2011) (see attached Exhibit 10.20 and Exhibit 10.21 ).

The agreement required the street closure resolutions to be presented to the County Board as a condition to the final closing, the rejection of which resolutions had the potential of decreasing the purchase price of the undeveloped property.  In accordance with the agreement, the street closure resolutions were presented to the county board before the final closing, and the county board approved the street closure resolutions on July 7, 2011.  Because the county board adopted the street closure resolutions and there was no mayoral veto by July 17, 2011, there will be no adjustment to the purchase price.

Following the county board’s vote to close 37th Avenue, the Company is required to pay up to $1,000,000 for remediation of 36th Avenue, $570,000 which will be paid for design and engineering of the 36th Avenue remediation, as a condition precedent to the closure of 37th Avenue.   If within 36 months of this vote the county determines a need to expand 36th Avenue, then the Company will be required to dedicate a 20-foot wide by 812-foot long strip of the Undeveloped Property to accommodate an 80 foot right-of-way (the “Expansion Easement”) which may, at the County’s sole discretion, be constructed in the future.  The Company would also be required to pay for such street expansion to the extent of $4,700,000 through incremental draw-downs as described in the Settlement Agreement.  On June 16, 2011, the Company granted a right-of-way deed representing the Expansion Easement which will be held in escrow until such time as the County Board votes to expand 36th Avenue.

These actions allowed Miami Jai-Alai to grow from 8.9 acres to approximately 21 acres thereby accommodating any potential future build-out. This allows Miami Jai-Alai to virtually enclose its casino area and provide a controlled, safe and well illuminated facility.

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

The Company presents accounts receivable, net of allowances for doubtful accounts, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an assessment of the overall economic conditions as well as the aging of the accounts receivable. In the event that the receivables become uncollectible after exhausting all available means of collection, the company will be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The effect of this entry would be a charge to income, thereby reducing its net profit. Although the company considers the likelihood of this occurrence to be remote, based on past history and the current status of its’ accounts, there is a possibility of this occurrence.

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. The Company had no allowance for doubtful accounts for the quarters ended June 30, 2011 and June 30, 2010.

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

In accordance with ASC Topic 970, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated by using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annually and has found this to be very effective.  There has been no additional provision for losses for the three  and six months ending June 30, 2011.

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

The Company's policy for unclaimed winning tickets follows the requirements as set forth by the State of Florida. Abandoned tickets are winning tickets that remain uncashed for a period of one year. The value of the abandoned tickets escheat to the state. These funds are deposited into the State School Fund for support and maintenance of Florida's public schools. During the first six months of  2011, unclaimed winnings totaled $112,536 , compared to unclaimed winnings totaling $194,245 for the same period in 2010.

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

Card Room & Dominoes Development
Miami Jai-Alai opened a card room in 1997, and Ft. Pierce opened a card room on April 28, 2008. Poker is played at the Miami and Ft. Pierce Jai-Alai, and dominoes are played at the Miami Jai-Alai.

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

Development of Slot Machines
On May 12, 2011, the Company received a license from the State of Florida to begin Class III-“Vegas Style” slot machine operations at Miami Jai-Alai.  The Company broke ground Wednesday, May 18, 2011 to celebrate construction of the casino addition at Miami Jai-Alai.  Miami Jai-Alai will undergo substantial renovations featuring a casino floor accommodating an initial 1,000 slot machines,  new card room featuring poker and dominoes, and all new food and beverage facilities.  The main auditorium will also receive upgrades making it more conducive for entertainment as well as the most exciting live jai-alai action in the world.  The facility will have approximately 1,500 surface parking spaces.  Development is expected to last between eight and nine  months.    Miami Jai-Alai will be able to operate:

•	up to 2,000 machines
•	have ATM machines at the facility
•	hours of operation during the week can be up to 18 hrs a day and 24 hours a day on weekends.

RESULTS OF OPERATIONS — SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2011 COMPARED WITH SECOND QUARTER AND SIX MONTHS  ENDED JUNE 30,  2010

Live jai-alai handle has increased for the three and six months ended June 30, 2011 compared to the same period in 2010.  Live jai-alai was played at Miami only through June 30, 2011 with nine (9) more performances held compared to 2010, when Ft. Pierce operated live from May 7, 2010 through June 30, 2010. Ft. Pierce  conducted a full schedule of Inter-Track Wagering (“ITW”) for the quarters and six months ended June 30,  2011 and June 30, 2010.   Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. Ft. Pierce and Miami operate a card room, with the  Miami location also offering dominoes in its’ card room.

Handle Analysis for the Quarter Ended June 30, 2011 compared to the Quarter ended June 30, 2010
Total handle (amount of money wagered) for the three months ended June 30, 2011 was $8,446,359 compared to $10,743,640 for the three months ended June 30, 2010.  Of the $8,446,359, $5,116, 267 was from live jai-alai and $3,330,092 was from inter-track wagering.  This compared to the total handle of  $10,743,640 of which $3,876,330 was from live jai-alai wagering and $6,867,310 was from inter-track wagering.   Handle decreased due to the increased competition, the overall economy, and the scheduling of  live jai-alai at Miami and Ft. Pierce.

Total Pari-Mutuel  Revenues for the Quarter ended June 30, 2011 compared to Quarter ended June 30, 2010
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended June 30, 2011 were $1,046,187 compared to pari-mutuel revenues of $1,197,013 the same period in 2010, a 12.6% decrease. Revenues for the quarter ended June 30, 2011 ($1,046,187) consisted of $769,307 from live Jai-Alai wagering and $276,880  from Inter-Track Wagering.

Card Room Revenue for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010
Card room Revenue for the three months ended June 30, 2011 was $818,687 compared to  $1,179,781 or the three months ended June 30, 2010 a $361,094 decrease.   Card room  operating expenses totaled $369,153 for the quarter ending June 30, 2011, compared to $534,276 for the quarter ending June 30, 2010.

Admissions  for the quarter  ended June 30, 2011  compared to the quarter ended June 30, 2010
Admissions income, net of state taxes, for the quarter ended June 30, 2011 was $-0- compared to $2,023 for the same period in 2010.
Neither facility charged admission during the quarter ended June 30, 2011.

Food, beverage and other income for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010
Food, beverage and other income for the quarters ended June 30,  2011 and June 30,  2010 were $140,075 and $274,109, respectively.
The decrease of $134,034 is primarily due to decreased concession and bar revenues sales due to fewer patrons at the facilities.

Real Estate Revenue for the quarter  ended June 30,  2011 compared to the quarter ended June 30, 2010
There were no real estate sales for the quarters ended June 30, 2011 and June 30, 2010.

Total Operating Revenue for the quarter ended June 30  2011 compared to the quarter ended June 30, 2010
Total Operating Revenue for the quarters ended June 30, 2011 were $2,004,949 compared to $2,652,926 for the same period in 2010, a decrease of $647,977. All areas of revenue during the quarter ended June 30, 2011 saw a decrease.

Operating  Expenses for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010
The Company's operating expenses for the three months ended June 30, 2011 were $2,111,974 compared to $3,066,100 for the same period in 2010 a $954,126 decrease. Operating expenses decreased due to, among other things, reduced staffing, reduced simulcast expenditures,  reduced operating payrolls, and reduced security at both locations. The components of the Company’s operating expenses and their comparison to the second quarter last year are as follow: Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses. Player costs for the quarter ending June 30, 2011 and June 30, 2010, were $641,674 and $596,845 respectively. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $189,959 for the quarter ended June 30, 2011, compared to $242,621 for quarter ended June 30, 2010. The components of the 2011 wagering equipment and expenses were $33,083 in ITW tote, interface, and telephone charges; $33,145 in totalizator equipment rental; $57,200 in satellite charges and $66,531 in camera/television rental. The components of the 2010 wagering equipment and expenses were $68,561 in ITW tote, interface, and telephone charges; $39,423 in totalizator equipment rental; $44,150 in satellite charges and $90,488 in camera/television rental. Utilities expense totaled $114,138 and $118,741 respectively, for the quarter ended June 30, 2011 and June 30, 2010. Operating expenses (including payroll costs) for the cardroom, bar, program, souvenir, parking, and concessions costs were $476,624 and $775,826 for the quarters ended June 30, 2011 and June 30, 2010, respectively. Operating payrolls for mutuels, maintenance, admissions, office, security and contract labor costs totaled $437,684 and $623,059 for the quarters ended June 30, 2011 and June 30, 2010, respectively. Of the $437,684, $105,889 was mutuals payroll, $118,418 was maintenance payroll. $4,210 was admissions payroll and $52,892 was office payroll. This compares to $623,059 for the three months ended June 30, 2010 where $166,159 was mutuels payroll, $148,642 was maintenance payroll, $4,687 was admissions payroll, $44,900 was office payroll, and $258,671 was security payroll. Maintenance and cleaning expenses for the quarter ended June 30, 2011, totaled $73,062 compared to $63,270 for the same period in 2010. Advertising expense for the quarter ended June 30, 2011, totaled $5,280 compared to $47,144 for the quarter ended June 30, 2010, a $41,864 decrease.

General And Administrative Expenses for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010
The Company's general and administrative expenses for the quarters ended June 30, 2011 and June 30, 2010 were $4,026,893 and $1,336,986, respectively, an increase of $2,689,907. Significant categories of the Company’s general and administrative expenses for the second quarter of 2011 compared to the second quarter of 2010 are as follows: Executive salaries and director fees for the quarter ended June 30, 2011 were $198,160 compared to $161,571 for the quarter ended June 30, 2010 (see consulting fees). On April 25, 2011, W. B. Collett retired in his position as CEO and W. B. Collett, Jr. was promoted to CEO and President. Due to that promotion, W. B. Collett, Jr. had a pay increase from $225,000 to $300,000 per year. On April 25. 2011 Daniel Licciardi was promoted to COO, and he received an increase in his salary from $141,300 to $225,000. Professional fees were $426,731 for the quarter ending June 30, 2011 compared to $182,741 for the same period in 2010. The Company had increased legal fees in connection with the loan, casino management fees and fees for environmental survey. Consulting fees were -0- for the quarter ended June 30, 2011 compared to $195,000 for the quarter ended June 30, 2010. Consulting fees in 2010 consisted of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman. The consulting fees ended March 31, 2011. Travel and entertainment expense decreased from $80,002 for the second quarter of 2010, to $39,132 for the second quarter of 2010. Interest expense was $2,846,067 for the quarter ended June 30, 2011 compared to $342,576 for the quarter ended June 30, 2010. That is an increase of $2,503,491 for the 2nd quarter 2011. The Company has paid interest expense to ABC Funding of $2,512,125.

Handle Analysis for the Six Months Ended June 30, 2011 compared to the Six Months ended June 30, 2010
Total handle (amount of money wagered) for the six months ended June 30, 2011 was $17,174,211 of which $10,565,835 was from live jai-alai wagering and $6,608,376 was from inter-track wagering. Total handle (amount of money wagered) for the six months ended June 30, 2010 was $24,397,176 of which $9,903,647 was from live jai-alai wagering and $14,493,529 was from inter-track wagering. Total handle decreased $7,222,965 or 29.6% for the six months ended June 30, 2011.

Total Pari-Mutuel Revenues for the Six Months  ended June 30, 2011 compared to the Six months  ended June 30, 2010
Pari-mutuel revenues (net of state pari-mutuel taxes) for the six months ended June 30, 2011 were $2,171,476 compared to $2,740,558 for the same period in 2010. Revenues ($2,171,476) for the six months ended June 30, 2011 consisted of $1,577,191 from live Jai-Alai wagering and $594,285 from Inter-Track Wagering. Revenues ($2,740,558) for the six months ended June 30, 2010 consisted of $1,483,504 from live Jai-Alai wagering and $1,257,054 from Inter-Track Wagering.

Card Room Revenue for the six months ended June 30, 2011 compared to the six months  ended June 30, 2010
Card room Revenue for the six months ended June 30, 2011 was $1,824,614 compared to $2,476,059 for the six months ended June 30, 2010 a $651,445 decrease. Ft. Pierce had card room revenue of $1,690,624 during the six months ended June 30, 2011 compare to $1,822,296 during the six months ended June 30, 2010. Miami had card room revenue of $133,990 for the six months ended June 30, 2011, compared to $653,763 for the six months ended June 30, 2010.

Admissions  for the six months  ended June 30, 2011 compared to the six months  ended June 30, 2010
Admissions income, net of state taxes, for the six months ended June 30, 2011 was $-0- compared to $8,704 for the six months ended June 30, 2010.  Neither establishment  charged admission in 2011.

Food, beverage and other income for the six months ended June 30, 2011 and June 30, 2010
Food, beverage and other income for the six months ended June 30,  2011 and June 30,  2010 were $296,095 and $554,968 respectively, a $258,873 decrease. Due to a decline in attendance, all areas of revenue declined.

Real Estate Revenue for the six months  ended June 30,  2011 compared to six months  ended June 30, 2010
There were no real estate sales for the six months ended June 30, 2011 and June 30, 2010.

Total Operating Revenues for the six months  ended June 30, 2011 compared to six months ended June 30, 2010
Total Operating Revenues for the six months ended June 30, 2010 was $4,292,185 compared to $5,780,289 for the same period in 2010, a decrease of $1,488,104.    Pari-Mutuel  Revenue decreased $569,082 for the six months ended June 30, 2011, and other revenue decreased $919,022.

Operating  Expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010
The Company's operating expenses for the six months ended June 30, 2011 were $4,797,259 compared to $6,383,548 for the same period in 2010, a decrease of $1,586,289. The components of the Company’s operating expenses and their comparison to the six months ended June 30, 2010 are as follow: Player costs, salaries, benefits, and support staff, represent a significant portion operational expenses. Player costs for the six months ending June 30, 2011 and June 30, 2010, were $1,288,868 and $1,266,738 respectively. Players compensation is higher for the six months ended June 30, 2011 due to higher prize money associated with more performances. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses. These expenses totaled $418,642 for the six months ended June 30, 2011, compared to $546,913 for the six months ended June 30, 2010, a decrease of $128,271. Part of the decrease is due to a renegotiated tote contract. The components of the 2011 wagering equipment and expenses were $73,476 in ITW tote, interface, and telephone charges; $63,505 in totalizator equipment rental; $113,300 in satellite charges and $168,361 in camera/television rental. The components of the 2010 wagering equipment and expenses were $144,985 in ITW tote, interface, and telephone charges; $100,795 in totalizator equipment rental; $95,650 in satellite charges and $205,483 in camera/television rental. Utilities expense totaled $202,594 and $202,684 respectively, for the six months ended June 30, 2011 and June 30, 2010. Operating expenses (including payroll costs) for the cardroom, bar, program, souvenir, parking and concessions costs were $1,059,650 and $1,590,422 for the six months ended June 30, 2011 and June 30, 2010, respectively, a $530,772 decrease. Operating payrolls for admissions, mutuels, office, maintenance and security and contract labor costs totaled $905,019 and $1,268,995 for the six month periods ended June 30, 2011 and June 30, 2010, respectively. Of the $905,019, $217,113 was mutuels payroll, $244,304 was maintenance payroll, $8,435 was admissions payroll, $103,160 was office payroll, and $332,007 was security payroll. This Compares to the six months ended June 30, 2010, of which the $1,268,995, $357,801 was mutuels payroll, $300,287 was maintenance payroll, $12,414 was admissions payroll, $86,393 was office payroll, and $512,101 was security payroll. Security had reduced staff at both locations.Maintenance expense for the six months ended June 30, 2011, totaled $128,137 compared to $123,678 for the same period in 2010. Advertising expense for the six months ended June 30, 2011, totaled $7,403 compared to $97,919 for the six months ended June 30, 2010.

General And Administrative Expenses for the six months ended June 30, 2011  compared to the six months ended June 30, 2010
The Company's general and administrative expenses for the six months ended June 30, 2011 and June 30, 2010, were $5,319,190 and $2,544,977 respectively, a $2,774,213 increase. Executive salaries and director fees for the six months ended June 30, 2011 were $353,484 compared to $324,145 or the six months ended June 30, 2010 . On April 25, 2011, W. B. Collett retired in his position as CEO and W. B. Collett, Jr. was promoted to CEO and President. Due to that promotion. W. B. Collett, Jr. had a pay increase from $225,000 to $300,000 per year. On April 25, 2011 Daniel Licciardi was promoted to COO, and he received an increase in his salary from $141,300 to $225,000. Consulting fees were $195,000 for the six months ended June 30, 2011 compared to $390,000 for the six months ended June 30, 2010. Consulting fees consisted of management fees paid to Freedom Financial Corporation in lieu of a salary to W.B. Collett, who retired in his position as CEO on April 25, 2011. Travel and entertainment expense decreased from $136,970 for the period ended June 30, 2010 to $105,542 for the same period in 2011, a $31,428 decrease. Interest expense increased from $682,004 for the six months ended June 30, 2010 to $3,198,942 for the six months ended June 30, 2011. The Company has paid ABC Funding $2,512,125 in interest.

Real Estate Cost of Sales
The  Company had no real estate cost of  sales during the six months ended June 30, 2011 and June 30, 2010.

Other Income
The Company had other expense of $117,627 for the quarter ended June 30, 2011, compared to  income of $41,707 for the quarter ended June 30, 2010. Other income for the quarter ended June 30, 2011, consisted of $147,900 in pari-mutuel tax credits, interest income of  $2,258 and a loss on the sale of the Graham Road Property for $267,785.   Other income for the quarter ended June 30, 2010, consisted of  $39,548 in pari-mutuel tax credits and interest income of $2,159.

The Company had other income of $37,427 for the six months ended June 30, 2011, compared to other income of $211,680 for the six months ended June 30, 2010. Other income for the six months ended June 30, 2011 consisted of $302,700 in pari-mutuel credits, interest income of $2,511, and a loss on the sale of the Graham Road property of $267,785.  This compares to the six months ended June 30, 2010, included $209,262 in pari-mutuel credits, and $2,418 in interest income.

Tax Loss Carryforwards
At December 31, 2010, the Company had tax net operating loss (NOL) carryforwards of approximately $20,042,000 available to offset future taxable income.  These NOL carryforwards expire twenty years from the year in which the losses were incurred or at various intervals through fiscal 2030.

Summary of Operations
The Company had net loss of $4,640,784 or ($1.22)  per common share for the three months ended June 30,  2011, compared to net  loss of  $1,824,420 or ($.50) per common share  for the quarter ended June 30, 2010.

The Company had a net loss of $6,375,504 or ($1.70) per common share for the six months ended June 30, 2011, compared to net loss of $3,170,163 or ($.88) per common share for the six months ended June 30, 2010.  All areas of revenue saw a decrease during the during the six months  ended June 30, 2011.

For the three and six months ended June 30, 2011 the Company saw a decrease in operating revenue and a decrease in operating expenses.  Operating payrolls decreased due to reduced staff.  The card room and food, beverage and other had reduced  payroll and reduced purchases, and a renegotiated tote contract all contributed to the lower operating costs. The Company had increased interest expense and professional fees during the three and six months ended June 30, 2011 in connection with the loan closing, and this led to a large increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

On April 25, 2011, the Company entered into a Credit Agreement that provided for an $87,000,000 senior secured term loan (the “Term Loan”) that  matures on April 25, 2016.  The Company is using the net proceeds from the Term Loan to fund capital expenditures, working capital and general corporate purposes. The Company immediately paid off three short terms notes that were $25,000 each with accrued interest of $998, and the Company paid off the note with Phoenix Gaming & Entertainment for $50,000 plus accrued interest of $2,014.

On April 25, 2011, the following agreed to extend and subordinate their notes until six months past maturity date of Credit Agreement:

(1)	Freedom Financial Corporation
(2)	Freedom Holding, Inc
(3)	Florida Lemark/Construct Design
(4)	Neiman Note
(5)	Stuckert/Howell

On May 12, 2011, the Company received a license from the State of Florida to begin Class III-“Vegas Style” slot machine operations at Miami Jai-Alai.     With the receipt of the license the following loans and accrued interest were paid off:

•	Isle of Capri Casinos, Inc. - $4,062,041
•	Nurmi -$1,063,268
•	AGS Bridge Loan -$1,031,129
•	Hamilton State Bank -$46,480
•	Humane Society - $210,327

The Company’s cash and cash equivalents at June 30, 2011 was $62,154,314, compared to $741,319 at June 30, 2010.  At June 30, 2011, the Company had  working capital of $55,483,652, compared to negative working capital of $18,207,827 at December 31, 2010.  The increase in working capital is attributed to the $87,000,000 loan.

During the six months ended June 30, 2011, net cash used in Company's operating activities was $19,303,426 compared to net cash used in operating activities of $709,251 during the six months ended June 30, 2010. The Company saw an increase in other assets of $11,021,232, compared to a decrease in other assets of $119,386 for the six months ended June 30, 2010.  Some of the larger increases in other assets during the six months ended June 30, 2011, consisted of $5,338,198 in capitalized financing costs,  $1,677,233 in  loan points, prepaid slot license of $2,500,000,  $250,000 to the Florida Council on Compulsive Gambling, and prepaid insurance of $1,105,274. Accounts Payable and Accrued Expenses saw a decrease of $3,381,188 during the six months ended June 30, 2011, compared to an increase of $2,021,661 during the same period in 2010. When the Company received the loan,  a lot of payables and accrued expenses were paid.

During the six months ended June 30, 2011, cash used in  investing activities was $1,910,634 compared to cash used in investing activities of $53,655 for the six months  ended June 30, 2010.   The Company paid a deposit and  settlement charges on the Miami Dade parcel of $1,567,193 and purchased equipment for $343,441, compared to purchasing equipment of $53,655 during the same period ended June 30, 2010.

During the six months ended June 30, 2011, cash provided by financing activities was $82,619,757 compared to cash provided by financing activities of  $684,969 during the same period in 2010.  During the six months ended June 30,  2011, the Company received $1,000,000 from AGS, and $87,000,000 from ABC Funding.   This compares to the six months ended June 30, 2010, when the Company borrowed $300,000 from H2C, Inc. and an additional $435,000 from Nurmi Properties, LLC.

The Company leased totalizator equipment from Sportech  at each fronton under leases which expired October 31, 2008, but subsequently being leased on a month- to- month basis. The leases required minimum annual rental at the Miami and Ft. Pierce locations. Transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of $500 per performance. Totalizator equipment costs were  $103,322 for the six months ended June 30, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Under SEC regulations, the information called for by this item is not required because the Company is a smaller reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

As of  June 30, 2011, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of  June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of  June 30, 2011, the Company maintained effective internal control over financial reporting.

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

Item 1a.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered sales of equity securities and use of proceeds

None

Item 3.	Defaults upon Senior Securities.
As of June 30, 2011, the Company had accrued but not paid dividends on their four classes of Preferred Stock:
The Company owes the following amounts on their Preferred Stock:

Preferred A:	$64,412
Preferred AA:	$962,500
Preferred B:	$56,927
Preferred F:	$361,703

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.
None

Item 6.	Exhibits List and Reports on Form 8-K
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
4.1
Warrant Agreement, dated as of April 25, 2011, by and among Florida Gaming Corporation and the holders named therein, filed as reference 4.1 to  Registrant’s 8-K filed April 27, 2011, is incorporated herein by reference as Exhibit 4.1.

4.2
Warrant Agreement, dated as of April 25, 2011, by and among Florida Gaming Centers, Inc., Florida Gaming Corporation as Guarantor and the holders named therein, filed as reference 4.2 to Registrant’s 8-K filed April 27, 2011incorporated herein by reference as Exhibit 4.2.

4.3
Registration Rights Agreement, dated as of April 25, 2011, by and among Florida Gaming Corporation and the holders named therein, filed as reference 4.3 to Registrant’s 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 4.3.

10.1
Credit Agreement, dated as of April 25, 2011, by and among Florida Gaming Centers, Inc., Florida Gaming Corporation, the lenders party thereto, and ABC Funding, LLC as Administrative Agent, filed as reference 10.1 to Registrant’s 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 10.1.

10.2
Modification Agreement, dated as of April 25, 2011 by and between Solomon O. Howell and James W. Stuckert and Florida Gaming Corporation, filed as reference 10.2 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.2.

10.3
Modification, Assignment and Assumption Agreement, dated as of April 25, 2011, by and among Freedom Holding, Inc., Florida Gaming Centers, Inc., and Florida Gaming Corporation, filed as reference 10.3 to Registrant’s 8-K filed April 27, 2011incorporated herein by reference as Exhibit 10.3.

10.4
Modification, Assignment and Assumption Agreement, dated as of April 25, 2011, by and among Andrea S. Neiman, Florida Gaming Centers, Inc., and Florida Gaming Corporation, filed as reference 10.4 to Registrant’s 8-K filed April 27, 2011 incorporated herein by reference as Exhibit 10.4.

10.5
Florida Gaming Corporation Promissory Note, dated as of April 25, 2011, in the amount of $1,905,000, filed as reference 10.5 to Registrant’s 8-K filed April 27, 2011 incorporated herein by reference as Exhibit 10.5.

10.6
Freedom Pledge Agreement, dated as of April 25, 2011, by and among William B. Collett, William B. Collett, Jr., Hurd Family Partnership, L.P. and ABC Funding, LLC. (Included as Exhibit H to Exhibit 10.1), filed as reference 10.1 to 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 10.6.

10.7
Employment Agreement, dated as of April 25, 2011, between Florida Gaming Centers, Inc. and W. Bennett Collett, Jr. filed as reference 10.7 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.7.

10.8
Employee Bonus Compensation Restriction Agreement, dated as of April 25, 2011, by and between W. Bennett Collett, Jr. and ABC Funding, LLC, filed as reference 10.8 to Registrant’s  8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.8.

10.9
Employment Agreement, dated as of April 25, 2011, by and between Florida Gaming Centers, Inc. and Daniel J. Licciardi, filed as reference 10.9 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.9.

10.10
Consulting Agreement, dated as of April 25, 2011 by and between Freedom Financial Corporation and Florida Gaming Corporation (Included as Exhibit K to Exhibit 10.1), filed as reference 10.1 to Registrant‘s  8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.10.

10.11
Registrant’s Amended and Restated Master Stock Option Plan filed as Exhibit 99.1 to the Second Post-Effective Amendment of Registrant’s Registration Statement Form S-8 dated August 23, 2006, is incorporated herein by reference as Exhibit 10.11

10.12
Stock Option Agreement entered into by and between Registrant and Freedom Financial Corporation dated April 28, 2006 and was filed as Exhibit 4.2 to Registrant’s  Form 8-K dated April 28, 2006, is incorporated herein by reference as Exhibit 10.12.

10.13
Stock Subscription Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.5 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.13.

10.14
Stockholders Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.6 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.14.

10.15
Warrant Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.7 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.15.

10.16
Settlement Agreement as to Parcel No. 155 and Parcel No. 155TCE, dated February 3, 2009, by and between the Registrant and the County, filed as Exhibit 10.1 on Registrant’s Form 8-K dated April 6, 2009, and is incorporated herein by reference as Exhibit 10.16.

10.17
Promissory Note, entered into by the Registrant, the County and City National Bank of Florida on April 2, 2009, filed as Exhibit 10.2 on Registrant’s  Form 8-K dated April 6, 2009 and is incorporated herein by reference as Exhibit 10.17.

10.18
Mortgage and Security Agreement, entered into by the Registrant, the County and City National Bank of Florida on April 6, 2009, filed as Exhibit 10.3 on Registrant’s Form 8-K dated April 6, 2009 and is incorporated herein by reference as Exhibit 10.18.

10.19
Registrant’s Amended and Restated Loan Agreement between Florida Gaming Centers, Inc. City National Bank of Florida, and Freedom Financial Corp, dated October 31, 2005, was filed as reference 10.9 to Registrant’s 2005 10-KSB, herein incorporated by reference as Exhibit 10.19.

10.20	Promissory Note, entered into by the Registrant, the County and City National Bank of Florida on June 16, 2011, is attached hereto.

10.21	Mortgage and Security Agreement, entered into by the Registrant, the County and City National Bank of Florida on June 16, 2011, is attached hereto.

10.23
Warrant Agreement entered into between the Registrant and Nurmi Properties, dated December 11, 2009, was filed as Exhibit 10.18 to an 8-k filed December 17, 2009  and is incorporated herein by reference as Exhibit 10.23.

10.30
Partnership Purchase Interest Agreement, between Florida Gaming Centers and West Flagler dated October 14, 2010, filed as Exhibit10.30 to Registrant’s 10-Q dated November, 15, 2010  is  incorporated herein by reference as Exhibit 10.30.

10.31
Assignment of Interest Agreement, between Florida Gaming Centers and W. Flagler Associates, dated October 14,2010, filed as Exhibit 10.31 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.31.

10.32
Assumption Agreement, between Florida Gaming Centers and West Flagler Associates,  dated October 14, 2010,  filed as Exhibit10.32 to Registrant’s 10-Q dated November  15, 2010 is incorporated herein by reference as Exhibit 10.32.

10.33
Escrow Agreement, between Mintzer Sarowitz Zeris Ledva & Meyers LLP, Florida Gaming Centers and West Flagler,dated  October 14, 2010, filed as Exhibit10.33 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.33.

10.34	Legal opinion, dated October 14, 2010, filed as Exhibit10.34 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.34.

10.35	Legal opinion of seller, dated October 14, 2010, filed as Exhibit 10.35 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.35.

10.36	Secretary’s Certificate, dated October 14, 2010, filed as Exhibit10.36 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.36.

10.37
Sellers Certificate, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit 10.37 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.37.

10.38
Sellers Release,  between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit10.38 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.38.

14.0	Registrant’s Code of Ethics adopted by the Board of Directors on May 16, 2003, filed as Exhibit 14 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 14.0.

21.0	List of Registrant’s Subsidiaries as of December 31, 2004, filed as Exhibit 21 to Registrant’s 2004 10-ksb is incorporated by reference as Exhibit 21.0.

31.1	Certification by Registrant’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.

31.2	Certification by Registrant’s Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.

32.1	Certification by Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

101
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (b) our Consolidated Statements of Operations for the Three and Six Months ended June 30, 2011 and 2010, (c) our Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010 and (d) the Notes to such Consolidated Financial Statements.

(b)  Form 8-K Reports

Registrant filed a report on Form 8-k dated January 6, 2011, reporting the Loan Extension with H2C

Registrant filed a report on Form 8-k dated February 1, 2011, reporting the Loan and Security Agreement with AGS Capital, LLC

Registrant filed a report on Form 8-k dated April 27, 2011, reporting the Company entering into a Credit Agreement

Registrant filed a report on Form 8-k dated July 21, 2011 reporting the Company purchasing the property from Miami-Dade County

FLORIDA GAMING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION (Registrant)

Date: August 15, 2011	By:	/s/ W. B. Collett, Jr.
W.B. Collett, Jr.
President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer