Form 10-Q
period 2011-09-30
FLORIDA GAMING CORP
filed 2011-11-14
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

F O R M 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐     No  ☒

As of November 14, 2011, there were 4,037,293 shares of the Registrant’s common stock outstanding.

FLORIDA GAMING
CORPORATION

INDEX TO FORM 10-Q

PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3

Statements of Operations (unaudited) for the Three Months and nine months ended September 30, 2011 and 2010	5

Statements of Cash Flows (unaudited) for the Three Months and nine months ended September 30, 2011 and 2010	6

Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

SIGNATURES	36

Certification of CEO (Exhibit 31.1)

Certification of CFO (Exhibit 31.2)

Certification of CEO & CFO (Exhibit 32.1

ITEM 1.  FINANCIAL INFORMATION

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Sept. 30,	December 31,
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$50,763,705	$748,617
Accounts receivable, net	66,008	130,862
Inventory (Note 2)	23,333	33,205
Total current assets	$50,853,046	$912,684

PROPERTY AND EQUIPMENT:

Land	$21,173,853	$8,164,543
Buildings and Improvements	9,956,996	9,904,404
Furniture, fixtures and equipment	1,806,740	1,786,901
CWIP	7,346,012	164,683
	$40,283,601	$20,020,531
Less accumulated depreciation	(5,252,387)	(4,918,276)
	$35,031,214	$15,102,255
REAL ESTATE HELD FOR SALE (net)	234,000	234,000
OTHER ASSETS	10,636,275	396,986
	$96,754,535	$16,645,925

FLORIDA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY	Sept. 30, 2011	December 31, 2010

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$6,645,254	$11,610,363
Short-term borrowing and current portion of long-term debt	606,545	7,510,148
Total current liabilities	$7,251,799	$19,120,511

LONG-TERM LIABILITIES
Long-term portion notes payable	106,947,348	2,686,594

STOCKHOLDERS’ EQUITY (See Note 7):

Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 27,756 shares issued and outstanding at September 30, 2011 and December 31, 2010	2,776	2,776

Class AA convertible preferred stock, convertible to common stock; $.10 par value, 5,000 shares authorized; 5000 shares issued and outstanding at September 30, 2011 and December 31, 2010	500	500

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at September 30, 2011 and December 31, 2010	5	5

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 1,000 Shares issued and outstanding at September 30, 2011 and 2,000 shares were issued and outstanding at December 31, 2010	100	200

Common stock, $.20 par value, authorized 7,500,000 shares, 4,037,293 issued and outstanding at September 30, 2011 and 3,888,959 issued and outstanding at December 31, 2010	807,458	777,792

Capital in excess of par value	50,690,669	50,635,532
Accumulated deficit	(68,946,120)	(56,577,985)
Total stockholders’ equity (deficit)	(17,444,612)	(5,161,180)
Total liabilities and stockholders’ equity (deficit)	$96,754,535	$16,645,925

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
PARI-MUTUEL REVENUE
Live Jai-Alai Revenues, Net
of State Taxes	$416,349	$364,524	$1,993,541	$1,848,028
Inter-Track Commissions	204,018	350,198	798,304	1,607,252
Pari-Mutuel Revenue	$620,367	$714,722	$2,791,845	$3,455,280

OTHER REVENUE
Cardroom Income	783,863	1,105,754	2,608,477	3,581,813
Admissions Income, net of taxes	-	-	-	8,704
Programs, Food, Beverage and Other	106,624	181,190	402,719	736,158
Total Operating Revenue	1,510,854	2,001,666	5,803,041	7,781,955

EXPENSES
Operating	$1,774,590	$2,628,168	$6,571,850	$9,011,697
General and Administrative	4,433,757	1,273,309	9,752,948	3,818,306
Depreciation and Amortization	489,168	115,802	1,077,834	349,408
	$6,697,515	$4,017,279	$17,402,632	$13,179,411
NET LOSS FROM OPERATIONS	$(5,186,661)	$(2,015,613)	$(11,599,591)	$(5,397,456)

OTHER INCOME (EXPENSE)
Pari-Mutuel Tax Credits	98,226	0	400,926	209,262
Casino Pre Opening Expense	(523,474)	0	(523,474)	0
Loss on Sale of Property	0	0	(267,785)	0
Interest Income	254	885	2,765	3,303
Nonoperating Income (Loss)	(424,994)	885	(387,568)	212,565
NET LOSS	(5,611,655)	(2,014,728)	(11,987,159)	(5,184,891)
Dividends on Preferred Stock	114,758	134,758	380,976	404,273
Net Loss Contributable to Common Shareholders	$(5,726,413)	$(2,149,486)	$(12,368,135)	$(5,589,164)
Basic Loss per Common Share	$(1.42)	$(0.55)	$(3.13)	$(1.44)
Diluted Loss per Common Share	$(1.42)	$(0.55)	$(3.13)	$(1.44)
Weighted Avg Common Shares Outstanding	4,037,293	3,888,959	3,946,554	3,888,959
Diluted Avg Common Shares Outstanding	4,037,293	3,888,959	3,946,554	3,888,959

 FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	30-Sep	30-Sep
	2011	2010
Cash flows from operating activities:
Net Loss	$(11,987,159)	$(5,184,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,077,834	349,408
Stock Options	84,703	19,782
Decrease in inventory	9,872	13,976
Loss on sale of Graham Rd property	267,785	0
Decrease (increase) in other assets	(10,983,013)	125,189
Interest Paid in Kind	987,059	0
Decrease in accounts receivable	10,018	92,291
Increase (decrease)in a/p and accrued expenses	(3,270,085)	3,635,314
Net cash used in operating activities	(23,802,986)	(948,931)

Investing Activities:
Collection of notes receivable	54,836	0
Purchases of property and equipment	(8,820,954)	(69,617)
Net proceeds used in investing activities	(8,766,118)	(69,617)

Financing Activities:
Proceeds from issuance of debt	88,000,000	785,000
Repayment of debt	(5,415,808)	(79,977)
Net cash provided by financing activities	82,584,192	705,023

INCREASE (DECREASE) IN CASH	50,015,088	(313,525)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	748,617	819,256
CASH AND CASH EQUIVALENTS AT SEPT. 30, 2011 AND SEPT. 30, 2010	$50,763,705	$505,731
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,444,709	$176,784
Noncash purchase of land	$12,054,344	$-
Real Estate transferred in satisfaction of Note Payable	$344,443

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets as follows:

Buildings	39 years
Land and building improvements	15 years
Furniture and equipment	5-7 years
Automobiles	5 years

	September 30,
	2011	2010
Land	$21,173,853	$8,164,543
Buildings and improvements	9,956,996	8,941,404
Equipment furniture and fixtures	1,720,830	1,700,992
Automobiles	85,910	85,910
Construction in progress	7,346,012	64,826
Less accumulated depreciation	(5,252,387)	(4,810,274)
	$35,031,214	$14,147,401

Depreciation Expense totaled  $334,111 during the nine months ended September 30, 2011, compared to  $329,863 during the nine months ended September 30, 2010.

Long-lived assets: The Company's investment in its residential and commercial property is carried at cost. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360, Property, Plant and Equipment ("ASC 360") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.

Bad Debt Reserve: The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables.
There was no allowance for doubtful accounts recorded for  the three months and nine months ending September 30, 2011 and September 30, 2010.

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at  September 30, 2011.

Other comprehensive income:  The Company follows the provisions of ASC Topic 220, “Comprehensive Income.” The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income at September 30, 2011 and September 30, 2010.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. As of  September 30, 2011,  and  September 30,  2010 the Company's unclaimed winnings (outs) totaled $67,688  and $123,718, respectively.

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

The Company follows ASC Topic 740, “Income Taxes” regarding accounting for income tax uncertainties. ASC Topic 740 states that a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company maintained no net tax assets at September 30, 2011 and September 30, 2010.

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

Compensated Absences: The Company has not accrued compensated absences for the three and nine months ending September 30, 2011 and 2010 because the amounts cannot be reasonably estimated.

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

The net loss per common share for the quarters ended September 30, 2011 and September 30, 2010 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock which was $114,758, for the three month period ended September 30, 2011 and $134,758 for the three months ended September 30, 2010,  by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended September 30, 2011 and September 30, 2010 was 4,037,293 and 3,888,959, respectively.

The net loss per common share for the nine months ended September 30, 2011 and September 30, 2010 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock which was $380,976, for the nine month period ended September 30, 2011 and $404,273 for the nine months ended September 30, 2010,  by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the nine months ended September 30, 2011 and September 30, 2010 was 3,946,554 and 3,888,959, respectively.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the three and nine  months ended September 30, 2011 and September 30, 2010 because the effect would be antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Weighted average number of shares for calculation of basic EPS – Common Stock	4,037,293	3,888,959	3,946,554	3,888,959

Weighted average number of shares for calculation of diluted EPS – Common Stock	4,037,293	3,888,959	3,946,554	3,888,959

(4)    OPTIONS AND WARRANTS

The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with ASC Topics 718 and 505-50.  The Black-Scholes option pricing model uses assumptions for inputs including the risk free rate of return, expected forfeitures, expected volatility, expected term, and expected dividends.  The risk-free rate of return for the option or warrant life is based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term.  Expected forfeitures are based on environmental factors tied to the options and warrants as well as historical behavior.  Expected volatilities are based on historical volatility of the Company’s stock.  Expected terms are generally based on the options contractual term unless environmental factors reflect that the option holder would likely exercise their option sooner.    During the quarter ended September 30, 2011 the Company extended 362,500 options that were going to expire on July 11th, 2011.  No new options or warrants were issued during the quarter or nine months ended September 30, 2011.  The Company extended 362,500 during the quarter and nine months ended September 30, 2010.  During the nine months ended September 30, 2010, the Company had 20,000 options expire and the Company issued 30,000 warrants.

	Nine months Ended
	September 30, 2011		September 30, 2010
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	995,625	$8.46	985,625	$8.97
Granted	362,500	$8.25	392,500	$8.08
Exercised	-0-		-0-
Forfeited	-0-		-0-
Expired	(362,500)	$8.25	(382,500)	$9.39
Outstanding at September 30, 2011, and September 30, 2010	995,625	$8.46	995,625	$8.46
Options and warrants
Exercisable at September 30, 2011, and September 30, 2010	995,625		995,625

On July 11, 2011 the company extended 362,500 options for one year at $8.25 per share. The Company recognized total stock based compensation expense of $84,703,  during the quarter and nine months ended September 30,  2011.   This compares to the Company extending 362,500 options on July 11, 2010 for one year, at $8.25 per share and recording an expense of $14,152.   The fair value of the options extended were determined using the following assumptions:

	July 11, 2011	July 11, 2010
Risk Free Rate of Return	.17%	.3%
Expected Forfeitures	50.0%	50.0%
Expected Volatility	62.9%	49.37%
Expected Term	1	1
Expected Dividends	None	None

On April 25, 2011, the Company entered into a Credit Agreement (See Note 8) and at the closing, the Lenders received warrants, with a $0.01 exercise price, to acquire 35% (the “Base Percentage”) of the stock in Centers (the “Centers Warrants”) and such percentage may increase, in determination of the Exercise Percentage, depending on the number of slot machines that may become operational at a competing facility in the future.  The Base Percentage shall increase by one one-hundredth percent (0.01%), up to a maximum of 10.0%, for each slot machine made available for gaming at Hialeah Park Race Track at any time while the Centers Warrants are outstanding (the “Hialeah Increase”).  Centers may have the ability to reduce the Hialeah Increase by up to one-half, depending on actual financial performance in the future exceeding certain thresholds, by paying the Lenders an aggregate of $500,000 for each percentage point it wishes to deduct from the Hialeah Increase.  The Centers Warrants become exercisable upon the occurrence of any Trigger Event, which is defined to include the following: (a) the maturity date of the Term Loan; (b) the date upon which the Term Loan is repaid in full (the “Repayment Date”); (c) upon a change of control in Centers; (d) upon the commencement of bankruptcy proceedings (or any similar action or insolvency event) by Centers; and (e) if the maturity date of the Term Loan or the Repayment Date occurs prior to the fifth anniversary of the opening date of The Casino at Miami Jai-Alai (the “Opening Date”), then each anniversary of the Opening Date occurring after the Repayment Date and on or prior to the fifth anniversary of the Opening Date.  In addition, Centers is obligated to make an offer to repurchase the Centers Warrants upon the occurrence of any Trigger Event.  The amount of the repurchase offer is equal to the Net Company Value multiplied by the Exercise Percentage.  Depending on which Trigger Event occurs, the Net Company Value will either be Centers’ Appraised Value as defined in the Warrant Agreement or the fair market value of the Net Proceeds received in connection with a transaction causing an Ownership Transfer Date.  (For further information please see Form 8-K filed April 27, 2011, Exhibit 4.2)

In addition, at the closing, the Lenders received warrants in the Company currently equal to 30.0% of its fully diluted common equity ownership (the “Company Warrants” and collectively with the Centers Warrants, the “Warrants”). The Company Warrants have a $25 exercise price; however, if (i) the Lenders’ construction consultant determines that Centers will need to access any amount of a $3.0 million completion guarantee (thus representing that the Project is “Out of Balance”), which has been funded by the Term Loan, to complete the Project on time and on budget and (ii) the Company and Centers have not raised new equity to replace the $3.0 million completion guarantee and thereby cancel the Company Warrants at anytime from the closing until 30 days after the Project is determined to be Out of Balance, the Company Warrants shall become exercisable at $0.01. If the Company is successful at raising new equity to replace the completion guarantee, the $3.0 million shall be used to prepay the Term Loan at par upon receipt of such proceeds. Similarly, if the Company is able to complete the Project on time without going Out of Balance, the completion guarantee will be canceled upon the Opening Date and the $3.0 million shall be used to prepay the Term Loan at par and the Company Warrants cancelled.  (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 4.1)

The Company did not account for the warrants at the time of issuance because there are too many contingencies on the warrants becoming exercisable for either Centers or  the Company.  The Company warrants will only be valid if the Company needed to access any of amount of the $3.0 million completion guarantee which was funded by the term loan to complete the project on time. Even then, the Company would have the right to raise new equity to replace the completion guarantee and the warrants would be canceled.   The Company does not anticipate accessing any amount of the $3.0 million.  Centers is not publicly traded and at this time the potential value of the warrants cannot be determined.  The Credit Agreement requires that once a trigger event occurs, the Company will have to hire an arbitrator and calculate the value of the company, the debt owed,  and  the value of the warrants.

(5) REAL ESTATE HELD FOR SALE

As of September 30, 2011, the Company's subsidiary, Tara Club Estates, Inc. held six (6) residential lots at its’ residential real estate development (“Tara”), which are situated in Loganville, Walton County, Georgia with an aggregate carrying value of $234,000. The Company carries a valuation reserve  in the amount of $68,569.   The Company has completed its development activities  at Tara. Accordingly, any future costs incurred related to these properties will be expensed.

Valuation Reserve Analysis

	9/30/2011	9/30/2010
Balance at the beginning of the year	$68,569	$68,569
Provision charged to operations	0	0
Charge offs to the reserve	0	0
Ending Balance	$68,569	$68,569

The Company had no real estate sales during the three or nine months ended September 30, 2011 and September 30, 2010.

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

The Credit Agreement provided for an $87,000,000 senior secured term loan (the “Term Loan”) that will mature on April 25, 2016.  The Term Loan was issued at a price of 98.0% and bears interest at a rate varying between 15.75% and 16.50%.  The net proceeds of the Term Loan was $83,520,000, after deducting fees and discounts to the Lenders related to the transaction.  The use of these funds is strictly governed by the Disbursement Agreement (Refer to Exhibit E of Exhibit 10.01 of the 8-K filed on April 27, 2011).  Among other things, collateral for the loan includes all of the Company’s unencumbered real estate, receivables, intangible assets, equipment, furniture and fixtures.  In connection with the loan, the lenders were granted warrants  for both  Florida Gaming Centers and Florida Gaming Corporation.  (For further information see Note 4)

The Company intends to use the net proceeds from the Term Loan to fund capital expenditures and for working capital and general corporate purposes. The capital expenditures encompass an expansion project at the Company’s Miami Jai-Alai fronton, which will include the development of a casino floor featuring approximately 1,000 new slot machines that will complement existing poker tables; upgraded food, beverage service and entertainment amenities; a renovated Jai-Alai venue; and approximately 1,500 surface parking spaces (the “Project” or “The Casino at Miami Jai-Alai”).

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

Registration Rights: The Company has committed upon certain terms and conditions, to use its best efforts to register for resale, certain shares held by other parties, allowing those shares to be publicly traded. The Company intends to use reasonable efforts to  comply with these commitments.  On April 25, 2011 the Company entered into a Credit Agreement, and the Company and the Lenders entered into a Registration Rights Agreements.  The Lenders will have certain registration rights with respect to the shares of common stock issuable upon exercise of the Company Warrants. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 4.3)

Leases:  The Company leased totalizator equipment from Sportech (Formerly “Scientific Games Corp.”) at each fronton under leases which expired October 31, 2008.  Miami leases on a month- to- month basis and Ft. Pierce is under an annual contract for $1,500 a week.  Transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of $500 per performance. Total totalizator rental expense and other equipment rental under operating leases for the cost was $278,066 for the year ended December 31, 2010 compared to $385,591 for the year ended December 31, 2009.

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

Concentration of Deposits: The Company maintains significant cash balances in demand deposit accounts that are non interest bearing accounts.  All funds in a "noninterest-bearing transaction account" are insured in full by the Federal Deposit Insurance Corporation from December 31, 2010, through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules.

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

Florida Gaming and the Partnership have agreed in the Amended and Restated Permit Use Agreement  (“APUA”)   that Florida Gaming has the obligation to conduct business activities under the Summer Permit at the Miami Jai Alai Facility during the Summer Season, May 1st through November 30th,  including without limitation the exhibition and wagering on the live games of jai alai, facility admissions and box office, sales of food and beverages (including alcoholic beverages), sales of merchandise, parking, and other related undertakings during the Term of this Agreement (collectively the "Summer Operations"), and shall be entitled to all revenues and other benefits related solely to such Summer Operations that occur at the Miami Jai Alai Facility.

Florida Gaming  shall continue to manage and operate the Miami Jai Alai Facility, including but not limited to the premises set forth in the Lease Agreement during the Term (the "Management Services").  Florida Gaming shall conduct the minimum number of performances required under Florida law for the Summer Permit to be authorized and eligible to conduct pari-mutuel, intertrack wagering, and cardroom operations, but not more than One Hundred and Fifteen Percent  (115%) of such minimum required performances. Florida Gaming will employ and retain all of the personnel necessary to provide the Management Services,  at Florida Gaming's cost,  and Florida Gaming will also pay the costs of operating the Miami Jai Alai Facility during the Term.   Florida Gaming shall provide the Management Services substantially of the same level as it provides with respect to the conduct of live jai alai under the MJA Permit, and subject to the same terms and conditions.  Florida Gaming has a duty to maintain the Summer Permit.  Florida Gaming shall take all steps, at its expense, as may be necessary to keep the Summer Permit in good standing under applicable Florida Law.

The Partnership will pay $7,500 per performance (not more than 115% minimum required performances) to Centers to keep the license viable and maintain its value as a potential means of accessing a cardroom in the future.  If the Partnership obtains a license under Summer Permit to conduct cardroom operations at a location other than Miami Jai-Alai, the Partnership will remit to Florida Gaming four (4) percent of the Partnership’s weekly gross cardroom receipts to supplement prized paid in connection with live jai-alai games conducted at Miami Jai-Alai in accordance with Section 849.086(13)(d)1, Florida Statutes (2010).

Hialeah Park: On June 30, 2010, W. Flagler and Florida Gaming Centers filed a constitutional challenge regarding the enactment of changes to Florida Statutes in Chapter 551 that purport to enable the expansion of slot machine games in Miami Dade County to the site of Hialeah Park.  The Statutory Amendment conflicts with the Constitutional Provision, Article X, Section 23 in numerous ways.  The Leon County Circuit Court held the statute to be valid and that decision is presently on appeal to the Florida First District Court of  Appeal.  On October 6, 2011, a state appeals court upheld the ruling for Hialeah Park to have a casino with Las Vegas style slot machines.  (See Legal Proceedings)

(10) ACQUISITION OF WJA ASSETS

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

On September 4, 1998, the Company sold the Tampa Jai-Alai property. The sale did not include the Company's gaming permit which remains available for future use in Hillsborough County, Florida. On July 31, 2000, the Company sold the Ocala Jai-Alai.  In March, 2006, the Company sold approximately 79 acres of investment real estate located adjacent to its' Jai-alai facility in Fort Pierce, Florida.  On April 14, 2011, the Company issued a deed in lieu of foreclosure on 18.33 acres of unimproved real estate in St. Lucie County, adjacent to the Ft. Pierce Jai-Alai.

(11) NOTES

Isle of Capri Casinos, Inc. On October 29,2004, the Company borrowed $5 million  from Isle of Capri Casinos, Inc. (“Isle”), a Delaware corporation,  pursuant to a Secured Promissory Note (the "Note") which matured on December 31, 2008.  On December 31, 2008,  the Company paid $2,000,000 on the original note and issued a new note and mortgage for $3,000,000 to Isle secured by a first mortgage on the Ft. Pierce Jai-Alai facility which is located on 37 acres owned by the Company. The Company failed to make the payment on the Note and the Company was in default.   On March 1, 2010 the Company and Centers were served with a complaint by Isle (“See Item 1. Legal Proceedings” and Form 8-K dated March 1, 2010).   On March 19, 2010 the Company and Centers were served with a second complaint by Isle seeking foreclosure on the mortgage granted to Isle on the property located in Ft. Pierce, FL, and all buildings, structures, and fixtures and improvements thereon  (See Item 1. Legal Proceedings and Form 8-K dated March 19, 2010).   In accordance with the Credit Agreement that the Company entered into on April 25, 2011,  when the Company received their slot license,  the Isle Note would be paid off. On May 12, 2011, the Company received their license from the State of Florida to begin Class III – “Vegas Style” slot machine operations at Miami Jai-Alai.  The Company paid Isle the principal on the note of $3,000,000 plus accrued interest of $1,062,041.  In addition, the Company paid Isle simulcast fees of $354,743 and collection expenses of $119,918.  All amounts owed to Isle had been accrued when the loan, interest, collection fees and simulcast wagering fees were paid off in May, 2011.  Isle dismissed  the lawsuit and released the security.

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

CIB Bank/Freedom/Holding Note
On November 1, 2008,  Centers, a wholly-owned subsidiary of the Company, borrowed One Million Three Hundred Twenty-Two Thousand Five Hundred and Seventy-Three Dollars  and .73/00 ($1,322,573.73) from Holding, which was evidenced by Centers Promissory Note in favor of Holding  dated November 1, 2008.  Holding is  controlled by the Company’s CEO/Chairman and the President maintains ownership in Holding.   The Holding note was unsecured, interest was 10.0% per annum, and had an initial maturity date of May 1, 2009. The note was refinanced on May 1, 2009, again on September 1, 2009 and March 1, 2010 with maturity extended until September 1, 2010.  On September 1, 2010 the Company extended the note until September 1, 2011.   (See Related Party Transactions) The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instruments were substantially different than the old debt.   The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we  determined that the new debt was not a substantially different debt instrument.   The Notes were accounted for as debt refinances.   The Company incurred no costs to refinance the notes.

On April 25, 2011 the Company entered into a Modification, Assignment and Assumption Agreement with Holding.  Holding agreed to amend the note with Centers.  The Agreement releases Centers from the obligations thereunder and accepted Florida Gaming  Corporation as the new borrower under the promissory notes.  Holding agreed to extend the maturity date to be at least six (6) months after the maturity date of the Credit Agreement, convert all interest payments to be paid in kind instead of in cash and to subordinate the obligations under the promissory notes to those under the Credit Agreement. (For more information refer to Form 8-K filed April 27, 2011, Exhibit 10.3). This note was accounted for as a debt refinance.  At September 30, 2011, the Company owed Holding $1,723,678.

Freedom Financial Corporation Note
In connection with the closing of the Credit Agreement, the Company also entered into a Promissory Note with Freedom Financial Corporation (“Freedom”) in the amount of $1,905,000 for certain accounts receivable and unpaid consulting services rendered by Freedom to the Company.  Under the Promissory Note, (i) the indebtedness is subordinate to the obligations under the Credit Agreement, (ii) interest shall be paid-in-kind instead of in cash and (iii) the outstanding principal shall be due and payable in full on the date that is six (6) months after the maturity date under the Credit Agreement.  At September 30, 2011 the Company owed Freedom $1,953,396 on this note. (See Related Party Transactions)

James W. Stuckert and Solomon O. Howell Notes
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

On April 25, 2011,  in connection with the closing of the Credit Agreement, the Company entered into a Modification Agreement with Solomon O. Howell and James W. Stuckert whereby the  Memorandum of Agreement, dated August 14, 2009, for a note in the amount of $1,000,000 was amended to extend the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, at the Company’s option permit interest to be paid-in-kind instead of in cash and subordinate the obligations under the Memorandum of Agreement to those under the Credit Agreement. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 10.2). The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt.  The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we  determined that the new debt was not a substantially different debt instrument.   The Note was accounted for as debt refinance.  At September 30, 2011, the Company owed $1,474,651 on the Howell/Stuckert Note.

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

Andrea S Neiman
On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Modification,  Assignment and Assumption Agreement with Andrea S. Neiman and agreed to modify an originate note in the amount of $125,000 to release Centers from the obligations thereunder and accept the Company as the borrower under the note, and extended the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, and at the Company ‘s option permit interest to be paid-in-kind instead of in cash and generally subordinate the obligations under the note to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt.  The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we  determined that the new debt was not a substantially different debt instrument.   The Note was accounted for as debt refinance. On September 30, 2011 the company owed $134,714 on this note.  (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 10.4)

Miami Dade County
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

On June 11, 2011, the Company completed Phase 2 of the approximately 8.7 remaining acres for $13,393,716 that was to close no later than 60 days after the United States Corps of Engineers released the property free and clear of environmental contamination.  The Corp of Engineers released the property free and clear of environmental contamination and on June 16, 2011, the Company and the County consummated the final closing on the remaining 8.67 acres of the undeveloped property.  At the final closing, the Company made a down payment of $1,339,371, representing 10% of the purchase price of the remaining 8.67 acres, and the County issued a new promissory note for $12,054,344  representing the remaining amount owed by the Company on the 8.67 acres of undeveloped property which were the subject of the  Closing.  The Note is for 15 years, with an interest rate of 7.25%.  The Company will defer payments until the earlier of June 15, 2012, or the date upon which slot machine operations are initiated by the Company.  (See Exhibit 10.20 and 10.21, filed with June 30, 2011 10-Q)

Following the County Board’s vote to close 37th Avenue on July 7, 2011, the Company is required to pay up to $1,000,000 for remediation of 36th Avenue, of which $570,000 was paid in August, 2011 for the design and engineering of the 36th Avenue which was a condition precedent to the closure of 37th Avenue.  The Company has accrued the remaining $430,000.   If within 36 months of this vote the County determines a need to expand 36th Avenue, then the Company will be required to dedicate a 20-foot wide by 812-foot long strip of the Undeveloped Property to accommodate an 80 foot right-of-way (the “Expansion Easement”) which may, at the County’s sole discretion, be constructed in the future.  The Company would also be required to pay for such street expansion to the extent of $4,700,000 through incremental draw-downs as described in the Settlement Agreement.  On June 16, 2011, the Company granted a right-of-way deed representing the Expansion Easement which will be held in escrow until such time as the County Board votes to expand 36th Avenue.

Florida Lemark/Construct Design
On December 9, 2010, the Company executed a $446,000 Promissory Note to Construct Design, Inc.  The note was unsecured.  The note bears interest at 12% per annum and was due January 31, 2011.

On April 25, 2011 the Company and Florida Lemark/Construct Design entered into an Amendment and Restatement, Assignment and Assumption Agreement (the “Agreement”) whereby the Promissory Note (“Note”) in the principal amount of $446,000 effective December 9, 2010, has been amended to (i) upon substantial completion of the project in accordance with the construction contract, to increase the outstanding principal of the original note to $1,000,000, (ii) at the Company’s option permit interest to be paid-in-kind instead of in cash and (iii) subordinate the obligations under the Agreement to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt.  The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we  determined that the new debt was not a substantially different debt instrument.   The Note was accounted for as a debt refinance. (For further information please refer to the Form 8-K filed April 27, 2011).  The Company owed $492,943 on this note at September 30, 2011.

Scheible, Sodl, Rittvo
In November, 2010, the Company entered into three separate $25,000 promissory notes. The notes were unsecured and accrued interest at 3% per annum.   These notes were paid off in accordance with the Credit Agreement that the Company entered into on April 25, 2011.

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

Hamilton State Bank
The Company had a mortgage note payable on one of the 6 lots at Tara Club Estates in Georgia.  The note matured on November 17, 2009.  The Company failed to repay the note and the lender refused to extend the note.

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

(13) RELATED PARTY TRANSACTIONS

Management fees. In lieu of salaries for the Chairman/CEO, W. B. Collett, the Company paid a management fee to Freedom Financial Corporation (“Freedom”) through March 31, 2011.  The Company was unable to pay the management fees and accrued management fees to Freedom of $780,000 for each of the years ended December 31, 2009 and December 31, 2010.  Freedom is controlled by the Company’s Chairman and  the Company’s CEO/President also maintains ownership in Freedom.  The Company had accrued management fees of $1,560,000 during the years ended December 31, 2010 and December 31, 2009,  and the Company had accrued management fees of $195,000 for the first quarter 2011. On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Promissory Note with Freedom in the amount of $1,905,000 of which $1,755,000 was for accrued but  unpaid consulting fees and $150,000 in  accounts receivables from Freedom. Under the Promissory Note, (i) the indebtedness is subordinate to the obligations under the Credit Agreement, (ii) interest shall be paid-in-kind instead of in cash and (iii) the outstanding principal shall be due and payable in full on the date that is six (6) months after the maturity date under the Credit Agreement. (See Form 8-K filed April 27, 2011, Exhibit 10.5).  At September 30, 2011 the Company owed Freedom $1,953,396 on this note.

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

Holding owns 1,325,869 shares of  the Company’s common stock, 1,000 shares of the Company’s Preferred F stock, and 706,000 options. The 20,000 warrants expired November 1, 2011.   In January, 2011, Holding  pledged all 1,325,869 shares of common stock and 1,000 shares of Preferred stock as collateral on a loan.

Note Receivable
On June 15, 2011, the Company issued a Note Receivable to Freedom Holding, Inc. (“Holding”)  for $54,836, secured by the dividends due Holding on the Series F Preferred Stock, with an interest rate of 12%. As of September 30, 2011, the Company owes Holding $240,000 in accrued dividends.

Following the issuance of this Note, the Company and Centers disclosed the Note to the Administrative Agent and the Lenders.  The movement of funds from Centers to the Company and ultimately to Holding through the issuance of the Note was inconsistent with the terms of the Credit Agreement.  Following discussions among the parties, Holding repaid the Note and the Lenders consented to the issuance of the Note provided that Centers and the Company pay the Administrative Agent a consent fee in the amount of $377,000.00 (the “Consent Fee”).  The parties entered into the Letter Agreement on September 20, 2011.

The Consent Fee was equal to the outstanding principal amount of the loan under the Credit Agreement multiplied by a rate per annum equal to 2% for the period beginning on June 15, 2011, the date of the Note, and ending on September 1, 2011, the date that Holding repaid the Note in full to the Company. (For further information refer to the 8-K filed on September 26, 2011)

W. Bennett Collett, Jr. Employment Agreement
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

For further information please see Form 8-K filed April 27, 2011, Exhibits 10.7 and 10.8.

CIB Bank/Freedom Note
On October 31, 2005 Freedom purchased Centers First Bank (formerly CIB) loan for $2,400,000. First Bank assigned, without recourse,  the note representing the loan as well as the mortgages, rents, and receivables securing the loan to Freedom, but retained the right to elect between receiving a $250,000 deferred fee or exercising warrants to purchase 102,115 shares of the Registrant's common stock in connection with the loan. First Bank exercised all warrants in 2006. Effective October 31, 2005, Freedom and Centers entered into an Amended and Restated Loan Agreement and a Third  Amended and Restated Note in the principal amount of $2,400,000 with an 8% fixed rate of interest. On October 31, 2008, Centers note payable to Freedom matured and was subsequently refinanced with a $1,322,574 note payable issued November 1, 2008 to Freedom Holding, Inc. ("Holding"). Holding is  controlled by the Company’s Chairman and the CEO/President maintains ownership in Holding.  The Holding note was unsecured at an  interest rate of 10%, with all principal and interest due May 1, 2009.  The Note was subsequently renewed through September 1, 2011 (refer to 8-K filed March 5, 2010).   As an inducement to refinance the note, the Company issued Holding a warrant to purchase 20,000 shares of the Company's $0.20 par value common stock at a price per share of $8.25. The warrant was exercisable at any time from November 1, 2008 through November 1, 2011.   Holding did not exercise their warrants and they expired November 1, 2011.

On April 25, 2011 the Company entered into a Modification, Assignment and Assumption Agreement with Holding.  Holding agreed to amend the note with Centers to release Centers from the obligations thereunder and accept Florida Gaming  Corp as the new borrower under the promissory notes.  Holding agreed to extend the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, and convert all interest payments to be paid in kind instead of in cash and to subordinate the obligations under the promissory notes to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instruments were substantially different than the old debt.   The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we  determined that the new debt was not a substantially different debt instrument.   The note was accounted for as a debt refinance.   At September 30, 2011, the Company owed Holding $1,723,678.  (See Form 8-K filed April 27, 2011)

(14) SUBSEQUENT EVENTS

The Company adopted the provisions of SFAS No. 165, “Subsequent Events” (SFAS 165), during the third quarter ended September 30, 2011.  SFAS 165, as incorporated into ASC Topic 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and through the date financial statements are issued. The Company evaluated, and included, all events or transactions that occurred after September 30, 2011 through  November 14, 2011, the date these financial statements were issued.

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

During the nine months ended September 30, 2011 and September 30, 2010, Centers’ gaming operations comprised  100% of the Company’s revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

September 30, 2011

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	100%	$96,497	100%	$5,803	100%	$(11,970)
Tara Club Estates	0%	258	-	-0-		(17)
Consolidated Total	100%	$96,755	100%	$5,803	100%	$(11,987)

September 30, 2010

(Dollar Amount In Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	98%	$15,142	100%	$7,782	100%	$(5,171)
Tara Club Estates	2%	261	-	-0-		(14)
Consolidated Total	100%	$15,403	100%	$7,782	100%	$(5,185)

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

ASC Topic 820 requires disclosure of assets and liabilities measured at fair value on a nonrecurring basis.  The following table presents the financial assets carried by the Company at fair value as of  September 30, 2011 and September 30, 2010 and by Topic 820 valuation hierarchy (as described above).

Assets measured at fair value on a nonrecurring basis as of  September 30, 2011

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

ASC Topic 820 also requires disclosure of assets and liabilities measured at fair value on a recurring basis.  The Company measured no assets or liabilities at fair value on a recurring basis as of  September 30, 2011.

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

On June 16, 2011, the Company completed  Phase Two of the purchase of the approximately 8.7 remaining acres for $13,393,716.   Phase 2 was to close no later than 60 days after the United States Corps of Engineers released the property free and clear of environmental contamination.  The Corp of Engineers released the property free and clear of environmental contamination and on  June 16, 2011, the Company and the County consummated the final closing on the remaining 8.67 acres of the undeveloped property.  At the final closing, the Company made a down payment of $1,339,371, representing 10% of the purchase price of the remaining 8.67 acres, and the County issued a new promissory note for $12,054,344 (the “Final Note”) representing the remaining amount owed by the Company on the 8.67 acres of Undeveloped Property which were the subject of the Final Closing.  The Note is for 15 years, with an interest rate of 7.25%.  The Company will defer payments until the earlier of September 15, 2012, or the date upon which slot machine operations are initiated by the Company.  A lump sum payment shall be due at the close of Initial Deferred Payment Period (Refer to 8-K filed July 21, 2011)

The agreement required the street closure resolutions to be presented to the County Board as a condition to the final closing, the rejection of which resolutions had the potential of decreasing the purchase price of the undeveloped property.  In accordance with the agreement, the street closure resolutions were presented to the county board before the final closing, and the county board approved the street closure resolutions on July 7, 2011.  Because the county board adopted the street closure resolutions and there was no mayoral veto by July 17, 2011, there was no adjustment to the purchase price.

Following the county board’s vote to close 37th Avenue, the Company is required to pay up to $1,000,000 for remediation of 36th Avenue.  In August, 2011, the Company paid $570,000 and the Company has  accrued the remaining $430,000. If within 36 months of this vote the county determines a need to expand 36th Avenue, then the Company will be required to dedicate a 20-foot wide by 812-foot long strip of the Undeveloped Property to accommodate an 80 foot right-of-way (the “Expansion Easement”) which may, at the County’s sole discretion, be constructed in the future.  The Company would also be required to pay for such street expansion to the extent of $4,700,000 through incremental draw-downs as described in the Settlement Agreement.  On June 16, 2011, the Company granted a right-of-way deed representing the Expansion Easement which will be held in escrow until such time as the County Board votes to expand 36th Avenue.

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

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. The Company had no allowance for doubtful accounts for the quarters ended September 30, 2011 and September 30, 2010.

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

The Company evaluates the carrying value of its real estate development and other long-lived assets, annually under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 360, “Plant, Property, and Equipment” and ASC Topic 970 “Real Estate.”   Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve had been deemed necessary as of September 30, 2011.

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

The Company's policy for unclaimed winning tickets follows the requirements as set forth by the State of Florida. Abandoned tickets are winning tickets that remain uncashed for a period of one year. The value of the abandoned tickets escheat to the state. These funds are deposited into the State School Fund for support and maintenance of Florida's public schools. During the first nine months of  2011, unclaimed winnings totaled $67,688 , compared to unclaimed winnings totaling $123,718 for the same period in 2010.

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

Each of the Frontons, as a guest facility when it participates in ITW, is entitled by statute to a minimum of 7% of the total contributions to the pari-mutuel pool when the ITW broadcast is by a host horse racing facility with the races run in Florida. Each of the Frontons is eligible by statute to receive a minimum of 5% of the total contributions to the pari-mutuel pool when the ITW broadcast is by facilities other than horse racing facilities (greyhound and jai-alai). In addition, each of the Frontons is authorized to receive admissions and program revenue when conducting ITW.

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

1.	Card rooms may operate on any day for a cumulative amount of 18 hours on week days and 24 hours on weekend and holidays;

2.	“Authorized games” means a game or series of games of poker or dominoes; approved by the Division of Pari-Mutuel Wagering;

3.	“Tournament” means a series of games that have more than one betting round involving one or more tables and where the winners or others receive a prize or cash award;

4.	Card room operators may award giveaways, jackpots, and prizes to a player who holds certain combinations of cards specified by the card room operator;

5.	Card rooms may conduct games of poker, with all games approved by the Division of Pari-Mutuel Wagering, State of Florida.

Development of Slot Machines
On May 12, 2011, the Company received a license from the State of Florida to begin Class III-“Vegas Style” slot machine operations at Miami Jai-Alai.  The Company broke ground Wednesday, May 18, 2011 to celebrate construction of the casino addition at Miami Jai-Alai.  Miami Jai-Alai will undergo substantial renovations featuring a casino floor accommodating an initial 1,000 slot machines,  new card room featuring poker and dominoes, and all new food and beverage facilities.  The main auditorium will also receive upgrades making it more conducive for entertainment as well as the most exciting live jai-alai action in the world.  The facility will have approximately 1,500 surface parking spaces.  Development is expected to last between eight and nine  months.    Miami Jai-Alai will be able to operate:

•	up to 2,000 machines
•	have ATM machines at the facility
•	hours of operation during the week can be up to 18 hrs a day and 24 hours a day on weekends.

RESULTS OF OPERATIONS -- THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED WITH THIRD QUARTER AND NINE MONTHS  ENDED SEPTEMBER 30,  2010

Revenue has decreased during the third quarter and nine months ending September 30, 2011, compared to the same period ending September 30, 2010.  Miami Jai-Alai is undergoing construction for a new casino, and due to the construction at the facility, Miami had to close their card room on March 27, 2011, and Miami did not offer live jai-alai during the month of September.  This resulted in lower attendance and contributed to the overall lower revenue.   The Company did see an increase in handle and revenue for live jai-alai for the quarter and nine months ending September 30, 2011, compared to the same period ending September 30, 2010.  During 2010, Miami did not offer live jai-alai at their facility due to ongoing construction and the players were moved to Ft. Pierce.  Ft. Pierce conducted live jai-alai from May 7, 2010 through August 28, 2010. Miami  has  stronger support for live jai-alai and therefore it is reflected in the higher handle and revenue for the quarter and nine months ended September 30, 2011. Ft. Pierce  conducted a full schedule of Inter-Track Wagering (“ITW”) for the quarter and nine months ending September 30,  2011 and September 30, 2010.   Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels.   During the quarter and nine months ended September 30, 2011, Ft. Pierce operated a cardroom and Miami’s cardroom was closed on March 27, 2011.  Both facilities  operated a card room, with the  Miami location also offering dominoes in its’ card room during the nine months ended September 30, 2010.

Handle Analysis for the Quarter Ended September 30, 2011 compared to the Quarter ended September 30, 2010
Total handle (amount of money wagered) for the three months ended September 30, 2011 was $4,996,624 compared to $6,374,871 for the three months ended September 30, 2010.  Of the $4,996,624, $2,777,150 was from live jai-alai and $2,219,474 was from inter-track wagering.  This compared to the total handle of  $6,374,871 of which $2,314,635 was from live jai-alai wagering and $4,060,236 was from inter-track wagering.   Guest handle continues to decline, with Miami offering only interstate transmission data, and there is limited simulcast at Ft. Pierce.  Live handle increased due to scheduling of live jai-alai at Ft. Pierce and Miami.

Total Pari-Mutuel  Revenues for the Quarter ended September 30, 2011 compared to Quarter ended September 30, 2010
Pari-mutuel revenues (net of state pari-mutuel taxes) for the quarter ended September 30, 2011 were $620,367 compared to pari-mutuel revenues of $714,722 the same period in 2010, a 13% decrease. Revenues for the quarter ended September 30, 2011 ($620,367) consisted of $416,349 in live jai-alai, and $204,018 for inter-track wagering.  This compares to $714,722 for the quarter ended September 30, 2010,  of which $364,524 from live Jai-Alai wagering and $350,198  from Inter-Track Wagering. Revenues for live jai-alai were higher due to the different scheduling at  Miami Jai-Alai and Ft. Pierce.  ITW revenues are  down due to a decline in attendance and limited simulcast options at Ft.Pierce.

Card Room Revenue for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010
Card room Revenue for the three months ended September 30, 2011 was $783,863 compared to  $1,105,754 or the three months ended September 30, 2010 a $321,891 decrease.   Miami’s cardroom was closed during the quarter ended September 30, 2011.

Admissions  for the quarter  ended September 30, 2011  compared to the quarter ended September 30, 2010
There was no admission income for either facility during the third quarter ended September 30, 2011 and September 30, 2010.

Food, beverage and other income for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010
Food, beverage and other income for the quarters ended September 30,  2011 and September 30,  2010 were $106,624 and $181,190, respectively. The decrease of $74,566 is primarily due to decreased concession and bar revenues sales due to fewer patrons at the facilities, due in part to construction and Miami and Miami offered no live product in September, 2011.

Real Estate Revenue for the quarter  ended September 30,  2011 compared to the quarter ended September 30, 2010
There were no real estate sales for the quarters ended September 30, 2011 and September 30, 2010.

Total Operating Revenue for the quarter ended September 30  2011 compared to the quarter ended September 30, 2010
Total Operating Revenue for the quarters ended September 30, 2011 were $1,510,854 compared to $2,001,666 for the same period in 2010, a decrease of $490,812.  The Company has seen the attendance decline over the years plus the Miami cardroom was closed during the quarter, as well a no live jai-alai or host ITW revenue in September, 2011.

Operating  Expenses for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010
The Company's operating expenses for the three months ended September 30, 2010 were $1,774,590 compared to $2,628,168 for the same period in 2010.  The components of  the Company’s operating expenses and their comparison to the third quarter last year are as follow:  Player costs, salaries, benefits, and support staff, represent a significant portion of operational expenses.  Player costs for the quarter  ending September 30, 2011 and September 30, 2010, were $494,227 and $427,253 respectively. Player costs were higher due to higher prize money.   Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses.  These expenses totaled $147,194 for the quarter ended September 30, 2011, compared to $201,487 for quarter ended  September 30, 2010. The components of the 2011 wagering equipment and expenses were $34,458 in ITW tote, interface, and telephone charges; $33,200 in totalizator equipment rental; $28,050  in satellite charges and $51,486 in camera/television rental. The components of the 2010 wagering equipment and expenses were $55,174 in ITW tote, interface, and telephone charges; $61,784 in totalizator equipment rental; $28,600 in satellite charges and $55,949 in camera/television rental.  The totalizator equipment rental is lower due to savings from a renegotiated contract. Utilities expense totaled $116,235 and $124,702 respectively, for the quarter ended September 30, 2011 and September 30, 2010. Operating expenses (including payroll costs)  for the cardroom, bar, program, souvenir, parking,  and concessions costs were $442,861 and $687,373 for the quarters ended September 30,  2011 and September 30, 2010,  respectively. A large portion of the decrease is attributed to the Miami cardroom being closed during the quarter ended September 30, 2011.  Operating payrolls for mutuels, maintenance, admissions, office, security and contract labor costs totaled $366,454 and $512,581 for the quarters ended September 30, 2011 and September 30, 2010, respectively.    Of the $366,454, $84,257 was mutuels payroll, $109,601 was maintenance payroll, $3,683 was admissions payroll, $45,148 was office payroll, and $123,785 was security payroll.   This compares to $512,581 for the three months ended September 30, 2010, of which $117,144 was mutuels  payroll, $127,006 was maintenance payroll, $300 was admissions payroll, $42,723 was office payroll, and $225,408 was security payroll. Security was lower due to reduced staffing, and Ft. Pierce had reduced staffing in mutuels.    Maintenance and cleaning expenses for the quarter ended September 30, 2011,  totaled $65,745 compared to $67,034 for the same period in 2010.    Advertising expense for the quarter ended September 30, 2011, totaled $6,783 compared to $70,798 for the quarter ended September 30, 2010, a $64,016 decrease.

General And Administrative Expenses for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010
The Company's general and administrative expenses  for the quarters ended September 30, 2011 and September 30, 2010 were $4,433,757 and $1,273,309, respectively, an increase of $3,160,448.  Significant categories of the Company’s general and administrative expenses for the third quarter of 2011  compared to the third  quarter of 2010 are as follows:   Executive salaries and director fees for the quarter ended September 30, 2011 were $198,123 compared to $162,808 for the quarter ended September 30,  2010 (see consulting fees).  On April 25, 2011, W. B. Collett retired in his position as CEO and W. B. Collett, Jr. was promoted to CEO and President.  Due to that promotion, W. B. Collett, Jr. had a pay increase from $225,000 to $300,000 per year.  On April 25, 2011, Daniel Licciardi was promoted to COO, and he received an increase in his salary from $141,300 to $225,000.  Professional fees were $81,727 for the quarter ending September 30, 2011 compared to $130,346 for the same period in 2010. The professional fees for the quarter consisted of lawyer and accounting fees.    Consulting fees were -0- for the quarter ended September 30, 2011 compared to $195,000 for the quarter ended September 30, 2010.   Consulting fees in 2010 consisted of management fees paid to Freedom Financial Corporation in lieu of a salary to the Chairman/CEO.  The consulting fees ended March 31, 2011.  Travel and entertainment expense decreased from $44,142  for the third quarter of 2010, to $26,012 for the  third quarter of 2011.  Interest expense was $3,880,034 for the quarter ended September 30, 2011 compared to $478,934 for the quarter ended September 30, 2010.  That is an increase of $3,401,100 for the third quarter 2011.  The Company paid  interest expense to ABC Funding on the $87,000,000 loan of $3,418,314 for the quarter ended September 30, 2011.

Handle Analysis for the Nine Months Ended September 30, 2011 compared to the Nine Months ended September 30, 2010
Total handle (amount of money wagered) for the nine months ended September 30, 2011 was $22,170,835 of which $13,342,985 was from live jai-alai wagering and $8,827,850 was from inter-track wagering.  Total handle (amount of money wagered) for the nine months ended September 30, 2010 was $30,772,047 of which $12,218,282 was from live jai-alai wagering and $18,553,765 was from inter-track wagering.    Total handle decreased $8,601,212 or 28% for the nine months ended September 30, 2011.  ITW handle decreased due to decreased attendance.   Live jai-alai handle increased due to the scheduling differences.

Total Pari-Mutuel Revenues for the Nine Months  ended September 30, 2011 compared to the Nine months  ended September 30, 2010
Pari-mutuel revenues (net of state pari-mutuel taxes) for the nine months ended September 30, 2011 were $2,791,845 compared to $3,455,280  for the same period in 2010. Revenues ($2,791,845) for the nine months ended September 30, 2011 consisted of $1,993,541 from live Jai-Alai wagering and $798,304  from Inter-Track Wagering. Revenues ($3,455,280) for the nine months ended September 30, 2010 consisted of $1,848,028 from live Jai-Alai wagering and $1,607,252  from Inter-Track Wagering.   Live jai-alai increased due to the scheduling of live jai-alai in 2011, compared to live jai-alai at Ft. Pierce during 2010.  ITW continues to decline due to a decline in attendance.

Card Room Revenue for the nine months ended September 30, 2011 compared to the nine months  ended September 30, 2010
Card room Revenue for the nine months ended September 30, 2011 was $2,608,477 compared to $3,581,813 for the nine months ended September 30, 2010 a $973,336 decrease.  Due to construction at the facility, Miami closed their cardroom on March 27, 2011.

Admissions  for the nine months  ended September 30, 2011 compared to the nine months  ended September 30, 2010
Admissions income, net of state taxes, for the nine months ended September 30, 2011 was $-0- compared to $8,704 for the nine months ended September 30, 2010.  Neither establishment  charged admission in 2011.

Food, beverage and other income for the nine months ended September 30, 2011compared to the nine months ended September 30, 2010
Food, beverage and other income for the nine months ended September 30,  2011 and September 30,  2010 were $402,719 and $736,158 respectively, a $333,439 decrease. Due to a decline in attendance, concession and bar revenues declined.

Real Estate Revenue for the nine months  ended September 30,  2011 compared to nine months  ended September 30, 2010
There were no real estate sales for the nine months ended September 30, 2011 and September 30, 2010.

Total Operating Revenues for the nine months  ended September 30, 2011 compared to nine months ended September 30, 2010
Total Operating Revenues for the nine months ended September 30, 2011 was $5,803,041 compared to $7,781,955 for the same period in 2010, a decrease of $1,978,914.    Pari-Mutuel  Revenue decreased $663,435 for the nine months ended September 30, 2011, and other revenue decreased $1,315,479.  Miami closed the cardroom on March 27, 2011, and did not operate live jai-alai during the month of September, 2011.  Lower attendance attributed to programs, food and beverage revenue being $333,439 lower for the nine months ended September, 2011 compared to the same period in 2010.n

Operating  Expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010
The Company's operating expenses for the nine months ended September 30, 2011 were $6,571,850 compared to $9,011,697 for the same period in 2010, a decrease of $2,439,847.    The components of  the Company’s operating expenses and their comparison to the nine  months ended September 30, 2011  are as follow:  Player costs, salaries, benefits, and support staff, represent a significant portion operational expenses.  Player costs for the nine months ending September 30, 2011 and September 30, 2010, were $1,783,095 and $1,693,991 respectively.  Players costs were higher due to higher prize money. Rental and service costs for totalizator wagering equipment and satellite receiving/television equipment also represent a significant portion of operating expenses.  These expenses totaled $565,836 for the nine months ended September 30, 2011, compared to $748,400 for nine months ended  September 30, 2010.   The components of the 2011 wagering equipment and expenses were $107,934 in ITW  tote, interface, and telephone charges; $96,705 in totalizator equipment rental; $141,350  in satellite charges and $219,847 in camera/television rental.  The components of the 2010 wagering equipment and expenses were $200,159 in ITW  tote, interface, and telephone charges; $162,559 in totalizator equipment rental; $124,250  in satellite charges and $261,432 in camera/television rental. The Company renegotiated a contract for the equipment rental and has seen substantial savings.  Utilities expense totaled $318,829 and $327,389 respectively, for the nine months ended September 30, 2011 and September 30, 2010. Operating expenses (including payroll costs)  for the cardroom, bar, program, souvenir, parking  and concessions costs were $1,502,511 and $2,277,795 for the nine months ended September 30,  2011 and September 30, 2010,  respectively, a $775,284 decrease. A large portion of the decrease was due to the Miami cardroom closing March 27, 2011 due to construction. Operating payrolls for admissions, mutuels, office, maintenance and security and contract labor costs totaled $1,271,473 and $1,781,576 for the nine month periods ended September 30, 2011 and September 30, 2010, respectively.  Of the $1,271,473,  $301,370 was mutuels payroll, $353,905 was maintenance payroll, $12,118 was admissions payroll, $148,308 was office payroll, and $455,772 was security payroll. This Compares to the nine months ended September 30, 2010, of the $1,781,576,  $474,944 was mutuels payroll, $427,292 was maintenance payroll, $12,714 was admissions payroll, $129,116 was office payroll, and $737,509 was security payroll. The Company has reduced staffing in security, and Ft. Pierce has reduced their staff in mutuels.  Maintenance expense for the nine months ended September 30, 2011,  totaled $193,881 compared to $190,712 for the same period in 2010.  Advertising expense for the nine months ended September 30,  2011, totaled $14,185 compared to $168,717 for the nine months ended September 30, 2010.

General And Administrative Expenses for the nine months ended September 30, 2011  compared to the nine months ended September 30, 2010
The Company's general and administrative expenses for the nine months ended September 30, 2011 and September 30, 2010, were $9,752,948 and $3,818,306 respectively, a $5,934,642 increase.   Executive salaries and director fees for the nine months ended September 30, 2011 were $551,607 compared to $486,953 for the nine months ended September 30,  2010 . On April 25, 2011, W. B. Collett retired in his position as CEO and W. B. Collett, Jr. was promoted to CEO and President.  Due to that promotion, W. B. Collett, Jr. had a pay increase from $225,000 to $300,000 per year.  On April 25, 2011 Daniel Licciardi, was promoted to COO, and he received an increase in his salary from $141,300 to $225,000.  Consulting fees were $195,000 for the nine months ended September 30, 2011 compared to $585,000 for the nine months ended September 30, 2010.   Consulting  fees consisted of management fees paid to Freedom Financial Corporation in lieu of a salary to W.B. Collett, who retired in his position as CEO on April 25, 2011.  Travel and entertainment expense decreased from $181,112 for the period ended September 30, 2011 to $131,554 for the same period in 2011, a $49,558 decrease.   Interest expense increased from $1,160,938 for the nine months ended September 30, 2010 to $7,078,976 for the nine months ended September 30, 2010.  The Company has paid ABC Funding  $5,930,439 interest on the $87,000,000 loan and the company has accrued paid in kind interest of $987,059.

Real Estate Cost of Sales
The  Company had no real estate cost of  sales during the nine months ended September 30, 2011 and September 30, 2010.

Other Income (Expense)
The Company had other expense of $424,994 for the quarter ended September 30, 2011, compared to  income of $885 for the quarter ended September 30, 2010. Other income for the quarter ended September 30, 2011, consisted of $98,226 in pari-mutuel tax credits, interest income of  $254 and $523,474 in casino pre opening expenses.  Other income for the quarter ended September 30, 2010 consisted of $885 in interest income.

The Company had other expense of $387,568 for the nine months ended September 30, 2011, compared to other income of $212,565 for the nine months ended September 30, 2010. Other income for the nine months ended September 30, 2011 consisted of $400,926 in pari-mutuel credits, interest income of $2,765, casino preopening expense of $523,474 and a loss on the sale of the Graham Road property of $267,785.  This compares to the nine months ended September 30, 2010, consisting of $209,262 in pari-mutuel credits, and $3,303 in interest income.

Tax Loss Carryforwards
At December 31, 2010, the Company had tax net operating loss (NOL) carryforwards of approximately $20,042,000 available to offset future taxable income.  These NOL carryforwards expire twenty years from the year in which the losses were incurred or at various intervals through fiscal 2030.

Summary of Operations
The Company had net loss of $5,611,655 or ($1.42)  per common share for the three months ended September 30,  2011, compared to net loss of  $2,014,728 or ($.55) per common share  for the quarter ended September 30, 2010. All areas of revenue saw a decrease during the third quarter ended September 30, 2011.

The Company had a net loss of $11,987,159 or ($3.13) per common share for the nine months ended September 30, 2011, compared to net loss of $5,184,891 or ($1.44) per common share for the nine months ended September 30, 2010.  All areas of revenue saw a decrease during the during the nine months  ended September 30, 2011.

Miami Jai-Alai is currently under construction for the opening of their new casino.  Due to the construction  at the facility, the cardroom was closed on March 27, 2011, and Miami closed for live jai-alai during the month of September. Increased competition, and these changes attributed to lower attendance and lower revenue.  Along with the lower revenue, the Company saw a large increase in the general and administrative costs due to increased interest costs, professional fees, and insurance costs.  The increased interest charges and professional fees were associated with the $87,000,000 loan obtained by the Company in April, 2011.

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

The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt.  The Company determined that the new debt was not different and all the notes extended were accounted for as debt refinances.

On May 12, 2011, the Company received a license from the State of Florida to begin Class III-“Vegas Style” slot machine operations
at Miami Jai-Alai.     With the receipt of the license the following loans and accrued interest were paid off:

•	Isle of Capri Casinos, Inc. - $4,062,041
•	Nurmi -$1,063,268
•	AGS Bridge Loan -$1,031,129
•	Hamilton State Bank -$46,480
•	Humane Society - $210,327

The Company’s cash and cash equivalents at September 30, 2011 was $50,763,705, compared to $505,731 at September 30, 2010.  At September 30, 2011 the Company had  working capital of $43,601,247, compared to negative working capital of $18,207,827 at December 31, 2010.  The increase in working capital is attributed to the $87,000,000 loan.

During the nine months ended September 30, 2011, net cash used in Company's operating activities was $23,802,986 compared to net cash used in operating activities of $948,931 during the nine months ended September 30, 2010. The Company has $1,077,834 in depreciation and amortization costs due to the amortization of the loan and loan points.  The Company saw an increase in other assets of $10,983,013, compared to a decrease in other assets of $125,189 for the nine months ended September 30, 2010.  Some of the larger increases in other assets during the nine months ended September 30, 2011, consisted of capitalized financing costs of $5,537,993 and loan points of $1,740,000, prepaid slot license of $2,500,000, $250,000 prepaid to the state for people with gambling problems, and prepaid insurance of $642,942.  The Company is amortizing the financing costs and loan points over the life of the loan, which is five years.  The Company will amortize the prepaid slot license of $2,500,000 and gambling problem fee of $250,000 when the casino opens, until the slot license fee is due again, which is in May, 2012.   Accounts Payable and Accrued Expenses saw a decrease of $3,270,085 during the nine months ended September 30, 2011, compared to an increase of $3,635,314 during the same period in 2010. When the Company received the loan the Company was able to pay a portion of the accounts payables and accrued expenses.

During the nine months ended September 30, 2011, cash used in  investing activities was $8,766,118 compared to cash used in investing activities of $69,617 for the nine months  ended September 30, 2010.   The Company made a deposit on the Miami Dade parcel of $1,567,193 and the Company has remodeled and  purchased equipment for $7,253,761, compared to purchasing equipment of $69,617 during the same period ended September 30, 2010.  The Company is remodeling the Miami Jai Alai  in preparation for the opening of the Casino, and the Company is purchasing new equipment.

During the nine months ended September 30, 2011, cash provided by financing activities was $82,584,192 compared to cash provided by financing activities of  $705,023 during the same period in 2010.  During the nine months ended September 30,  2011, the Company received $1,000,000 from AGS, and $87,000,000 from ABC Funding.   This compares to the nine months ended September 30, 2010, when the Company borrowed $300,000 from H2C, Inc. and an additional $485,000 from Nurmi Properties, LLC.

Leases:     The Company leased totalizator equipment from Sportech (Formerly “Scientific Games Corp.”) at each fronton under leases which expired October 31, 2008.  Miami leases  on a month- to- month basis and Ft. Pierce is under an annual contract for $1,500 a week. Transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of $500 per performance.  Totalizator equipment costs were  $96,705 for the nine months ended September 30, 2011, compared  to $162,559 for the nine months ended September 30, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Under SEC regulations, the information called for by this item is not required because the Company is a smaller reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on the evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

CALDER RACE COURSE, INC. VS FLORIDA GAMING CENTERS, INC.

On October 11, 2011, Florida Gaming Centers (“Centers”) was served with a summons and complaint (the “Complaint”)
from Calder Race Course, Inc. (“Plaintiffs”).  The complaint was filed in the 11th Judicial Circuit Court in and for Miami-Dade County, Florida on September 27, 2011. The complaint alleges that Centers has failed to make certain required payments due to Calder for wagers accepted at its OTB facilities on the simulcast signal received from Calder.  The complaint alleges that Centers owes Calder $529,473.  The Company filed an answer on November 4, 2011, and intends to vigorously defend the Complaint.

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

West Flagler/Centers vs FDBPR and  South Florida Racing Association, LLC

On September 30, 2010, W. Flagler and Florida Gaming Centers filed a constitutional challenge  regarding the enactment of changes to Florida Statutes in Chapter 551 that purport to enable the expansion of slot machine games in Miami Dade County to the site of Hialeah Park.  The Statutory Amendment conflicts with the Constitutional Provision, Article X, Section 23 in numerous ways.  In December, 2010 FDBPR and South Florida Racing Association, LLC were granted a partial summary judgment in regards to the suit.  The Company appealed the ruling and a state appeals court in Tallahassee, Fla., Oct. 6 upheld a lower court ruling that allows Hialeah Park to have a casino with Las Vegas-style slot machines.  In an opinion filed October 6, 2011, the First District Court of Appeal, State of Florida reaffirmed the constitutionality of the legislatives 2009 amendment to section 551.102(4) Florida Statutes, which expanded the scope of entities authorized to conduct slot machine gaming in Florida. The Company believes this decision is contrary to the 2004 ballot initiative and has engaged the firm of Hopping, Green and Sams to continue the appeal process. The Company remains an appellant with West Flagler Associates, Ltd and Calder Race Course, Inc. in the Action. The Florida Supreme Court would be the next level the case would be heard, and although the Company understands this appeal may not be heard, the Company believes the Appeal process is worthy of further action.

Other Suits
The Company is a defendant in certain other suits which are deemed to be routine litigation in the ordinary course of business. The Company believes that the ultimate resolution of the suits will not have a material adverse impact on the Company's financial position or its results of operations.

Item 1a.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered sales of equity securities and use of proceeds

None

Item 3.	Defaults upon Senior Securities.

As of September 30, 2011, the Company has accrued but not paid dividends on their four classes of Preferred Stock:
The Company owes the following amounts on their Preferred Stock:

Preferred A:  $  70,657
Preferred AA: $1,050,000
Preferred B:  $  57,939
Preferred F:   $381,703

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits List and Reports on Form 8-K

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

10.20
Promissory Note, entered into by the Registrant, the County and City National Bank of Florida on June 16, 2011, was filed as reference 10.20 to Registrant’s June 30, 2011 10-Q, and is incorporated herein by reference as Exhibit 10.20.

10.21
Mortgage and Security Agreement, entered into by the Registrant, the County and City National Bank of Florida on April 6, 2009,  was filed as reference 10.21 to Registrant’s June 30, 2011 10-Q, and is incorporated herein by reference as Exhibit 10.21.

10.23
Warrant Agreement entered into between the Registrant and Nurmi Properties, dated December 11, 2009, was filed as Exhibit 10.18 to an 8-k filed December 17, 2009  and is incorporated herein by reference as Exhibit 10.23.

10.30	Partnership Purchase Interest Agreement, dated October 14, 2010, filed as Exhibit10.30 to Registrant’s 10-Q dated November, 15, 2010 is incorporated herein by reference as Exhibit 10.30.
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

10.33
Escrow Agreement, between Mintzer Sarowitz Zeris Ledva & Meyers LLP, Florida Gaming Centers and West Flagler, dated October 14, 2010, filed as Exhibit10.33 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.33.

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
101
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (b) our Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2011 and 2010, (c) our Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010 and (d) the Notes to such Consolidated  Financial Statements.

(b)  Form 8-K Reports

Registrant filed a report on Form 8-k dated January 6, 2011, reporting the Loan Extension with H2C

Registrant filed a report on Form 8-k dated February 1, 2011, reporting the Loan and Security Agreement with AGS Capital, LLC

Registrant filed a report on Form 8-k dated April 27, 2011, reporting the Company entering into a Credit Agreement

Registrant filed a report on Form 8-k dated July 21, 2011 reporting the Company purchasing the property from Miami-Dade County

Registrant filed a report on Form 8-k dated September 20, 2011, reporting the Company entering into a Letter Agreement for payment of a consent fee.

FLORIDA GAMING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION (Registrant)

Date: November 14, 2011	By:	/s/ W. B. Collett, Jr.
W.B. Collett, Jr.
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer