Form 10-K
period 2011-12-31
FLORIDA GAMING CORP
filed 2012-03-30
CIK 312065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 30, 2011 was approximately $12,461,192 (based on the last sale price for shares of the Registrant’s common stock). Shares of common stock held by each executive officer, director and holder of 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates.

The number of shares of the registrant's common stock outstanding as of March 30, 2012 - 4,037,293 shares.

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

(b) Business of Issuer

Overview

In April 25, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) at its wholly owned subsidiary, Florida Gaming Centers, Inc. (“Centers”) with a syndicate of unaffiliated third party lenders (the “Lenders”) and ABC Funding, LLC, as Administrative Agent for the Lenders.  Innovation Capital, LLC served as exclusive Financial Advisor to the Company and Placement Agent on the debt financing. The Credit Agreement provided for an $87,000,000 senior secured term loan (the “Term Loan”) that will mature on April 25, 2016.  The Term Loan was issued at a price of 98.0% and bears interest at a rate varying between 15.75% and 16.50%.  The net proceeds of the Term Loan was $83,520,000, after deducting fees and discounts to the Lenders related to the transaction. The use of these funds is strictly governed by the Disbursement Agreement (Refer to Exhibit E of Exhibit 10.1 of the 8-K filed on April 27, 2011). Among other things, collateral for the loan includes all of the Company’s unencumbered real estate, receivables, intangible assets, equipment, furniture and fixtures. In connection with the loan, the lenders were granted warrants for both Florida Gaming Centers and Florida Gaming Corporation.

In addition to providing funds to develop the Project, including adequate reserves for interest payments and contingencies during construction, a portion of the Term Loan proceeds was used to repay approximately $8.9 million of existing debt and other payables. (For complete details on the Credit Agreement refer to the Form 8-K filed April 27, 2011, Exhibit 10.1.)

On January 23, 2012, the company opened Casino Miami Jai-Alai in Miami, Florida. Miami Jai-Alai added a 40,000 square foot state of the art casino with 1035 Class III slot machines, an expanded poker room, electronic blackjack, roulette, dominoes, live shows such as concerts and boxing, a new restaurant and three full-service bars, including one that will feature live music. The Company also operates a fronton in Ft. Pierce, FL and an inactive Jai-Alai pari-mutuel permit for Hillsborough County (Tampa), Florida. The Company's business at this time consists primarily of its operations at the frontons, which include casino gaming, card rooms, live jai-alai performances, inter-track pari-mutuel wagering ("ITW") on jai-alai, horse racing (both thoroughbred and harness) and dog racing, and the sale of food and alcoholic beverages. The Fort Pierce location provides inter-track wagering on interstate simulcasting of horse racing, dog racing, and jai-alai from various tracks and frontons in the United States and within the State of Florida. Jai-alai games are played live and simulcast year round from the Miami facility via satellite to pari-mutuel wagering locations in Florida, Connecticut, Rhode Island, as well as locations in Mexico, Central America, and Austria. Poker and dominoes are played at the Miami Jai-Alai Crystal Card Room and poker is played at the Ft. Pierce card room.

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

On November 25, 1996, the Company, through a wholly-owned subsidiary, Florida Gaming Centers, Inc. ("Centers") entered into an agreement with WJA pursuant to which Centers agreed to acquire title to the three (3) WJA Frontons. The acquisition was consummated as of January 1, 1997. The Fort Pierce Jai-Alai Fronton which had previously been purchased from WJA was also transferred into Centers. The Company subsequently sold the Ocala and Tampa jai-alai.

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

Development of Card rooms  Miami Jai-Alai opened a card room in 1997, and the Ft. Pierce Jai-Alai card room opened on April 28, 2008.

On July 1, 2007, a new Florida pari-mutuel statute was enacted allowing card rooms at licensed pari-mutuel facilities to add the game of dominoes, increase the maximum wager on poker from $2 to $5, and permit year round operation of card rooms. Card rooms are regulated by the Florida Division of Pari-Mutuel Wagering (“DPMW”).  Permitted games are limited to non-banked poker games and dominoes. Miami offers dominoes but Ft. Pierce does not. Florida state taxes are 10% of revenue and 4% of the revenues are paid to the jai-alai players.

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

Development of Slot Machines On January 29, 2008, residents of Miami-Dade County passed a referendum that would allow Miami Jai-Alai, and two other pari-mutuel facilities in Miami-Dade County to install up to 2,000 slot machines. On January 23, 2012, the company opened Casino Miami Jai-Alai in Miami, Florida. Miami Jai-Alai added a 40,000 square foot state of the art casino with 1035 Class III slot machines, an expanded poker room, electronic blackjack, roulette, dominoes, live shows such as concerts and boxing, a new restaurant and three full-service bars, including one that will feature live music. The facility has approximately 1,500 surface parking spaces.

On April 28, 2010, the Governor of Florida signed SB 622, Chapter 2009-170, Laws of Florida which became effective on July 1, 2010. Under Florida Slot Law the Company will be able to operate under the following provisions:

•         Casino Miami Jai-Alai may be open 365 days per year, up to 18 hrs per weekday, and 24 hrs on weekend

•         Maximum number of machines is 2,000

•         $2,000,000 yearly license fee

•         35% tax rate of net slot machine revenue

•         ATMS are permitted at the facility but not on the gaming floor

•         You must be 21 years old to play

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

On June 30, 2010, W. Flagler and Florida Gaming Centers filed a constitutional challenge regarding the enactment of changes to Florida Statutes in Chapter 551 that purport to enable the expansion of slot machine games in Miami-Dade County to the site of Hialeah Park. The Statutory Amendment conflicts with the Constitutional Provision, Article X, Section 23 in numerous ways. In December, 2010 FDBPR and South Florida Racing Association, LLC were granted a partial summary judgment in regards to the suit. The Company appealed the ruling and a state appeals court in Tallahassee, FL, on October 6th, upheld a lower court ruling that allows Hialeah Park to have a casino with Las Vegas-style slot machines. The Company remains an appellant in this action. (For further information see Item 3 – Legal Proceedings)

Clean Indoor Air Act

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

Distribution Methods

The Company uses radio, including live remote broadcasts, television, website, facebook, newspapers and magazines to promote activities at the jai-alai locations.

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

Daily License Fee. During the 2011-2012 live jai-alai season, a Daily License Fee of $40 was assessed for each jai-alai game conducted at each of the Company's Frontons. The Daily License Fee regulations amendments provide, however, that should an amendment to the Florida Constitution be adopted that would permit casino gambling at pari-mutuels such as the Frontons, the fee would return to $80 per jai-alai game; no such amendment has been passed. Such fee is paid to the DPMW to defray regulatory costs.

Slot License Requirements. Anyone wishing to work with slot machines in Florida must apply for a license from this agency. All Florida casinos, as well as casino employees who have contact with the slot machines, are required to have a license to legally operate or work with slots. There are several levels of Florida slot licenses, depending on who holds the license and for what purpose.

Slot Machine License Fees (for permitholders): Application fee of $2,000,000 and Regulatory fee of $250,000.

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

Florida Legislative Changes

On April 28, 2010 the Governor of Florida signed SB 622, which  became effective on July 1, 2010. In accordance with SB 622 legislation, the annual license fee was reduced to $2.0 million on July 1, 2011 and on July 1, 2010 the tax rate decreased from 50% to 35%. Miami Jai-Alai will be able to operate up to 2,000 machines, we currently operate 1,050 machines, have ATM machines at the facility, and hours of operation during the week are 18 hrs a day and 24 hours a day on weekends. Under SB 622, the Seminole tribe would gain the exclusive right to have blackjack and other table games at three Broward County casinos and two others in Imokalee and Tampa. All seven tribal casinos also would be able to keep operating Las Vegas-style slot machines.

Florida Law and Regulation

Overview. Pari-mutuel wagering, and slot machines in Florida must be conducted in compliance with the applicable Florida statutes and regulations of the DPMW. In the 1992 Special Session, the Florida Legislature enacted several new statutes governing pari-mutuel activities in the State of Florida and repealed many laws enacted before the 1992 Special Session regarding pari-mutuels in Florida. Certain provisions of the new pari-mutuel statute, which governs all pari-mutuel activities relating to horse racing, dog racing, and jai-alai, were amended in the 1994 Regular Session. The amendments from the 1994 Regular Session became effective July 1, 1994. In 1996, the legislature enacted statutes permitting interstate simulcasts and temporarily reduced the tax on jai-alai performances as discussed below. The new pari-mutuel statutes, as amended, are referred to herein as the "Pari-Mutuel Law."

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

Required Number of Live Jai-Alai Performances. In order to qualify to offer ITW, a fronton must offer a "full schedule" of live races per year. A "full schedule" of jai-alai means the operation of at least 40 live evening or matinee performances during a year. In this context, a live performance must consist of no fewer than 8 games conducted live for each of a minimum of three performances per week at the permit-holder's facility. The Company anticipates it will offer at least 40 live evening or matinee performances on an annual basis at its Miami Jai-Alai and Ft. Pierce Jai-Alai.

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

Employees

As of December 31, 2011, the company had approximately 155 part-time employees and 88 full time employees. There were 36 jai-alai players under contract.  The Company believes that its present employee relations with its jai-alai players, some of whom belong to the International Jai-Alai Players Association/U.A.W., and the Company's relations with other employees are satisfactory.

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

Dependence on Key Personnel. The success of the Company is dependent, in part, on its executive officers. The loss of any of their services could have a material adverse effect on the Company. There is no assurance that the Company will be able to hire qualified individuals to replace these persons if necessary. The Company currently has employment contracts with two of its’ executives, Mr. W. Bennett Collett, Jr. and Mr. Daniel Licciardi.

W. Bennett Collett, Jr. Employment Agreement

Concurrent with the closing of the financing under the Credit Agreement, W. Bennett Collett, Jr. was promoted from President and Chief Operating Officer of the Company and Centers to President and Chief Executive Office of the Company and Centers. Mr. Collett entered into an Employment Agreement with Centers, which generally provides for the following:

•	An initial term beginning on March 31, 2011 and ending on December 31, 2016, with automatic 12-month extensions thereafter unless earlier terminated
•	Annual base salary of $300,000
•	Subject to the discretion of the Board of Directors, an annual bonus beginning in calendar year 2012 not to exceed 50% of the base salary.

In addition, he entered into an Employee Bonus Compensation Restriction Agreement with the Administrative Agent, which Restricts the bonus payments made under the Employment Agreement in the event of default or default under the Credit Agreement.

Mr. Daniel Licciardi Employment Agreement

Concurrent with the closing of the financial under the Credit Agreement, Mr. Daniel Licciardi was promoted to Chief Operating Officer of the Company and Centers. In connection with Mr. Licciardi’s promotion, he entered into an employment agreement with Centers, which generally provides the following:

•	an initial term beginning on March 31, 2011 and ending on December 31, 2016, with automatic 12-month extensions thereafter unless earlier terminated,
•	an annual base salary of $225,000 and
•	subject to the discretion of the Board of Directors, an annual bonus beginning in calendar year 2012 not to exceed 50% of the base salary.

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

Risks Associated with Substantial Debt. The company has increased vulnerability with the amount of debt the Company is carrying. The Company’s unencumbered real estate, receivables, intangible assets, equipment, furniture and fixtures, among other things are collateral on the $87,000,000 loan.

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

Other Risks. Many other risks beyond the control could seriously disrupt operations, including:

·	The effect of global economic conditions;

·	The effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties;

·	The economic environment;

·	The financial performance of the slots and jai-alai operations;

·	Costs associated with the efforts in support of alternative gaming initiatives.

Item 1b. Unresolved Staff Comments

None.

Item 2.   Description of Property.

Set forth below is a brief description of the Frontons	Number	Size of	Number of	Number of
	Of	Building	Gaming	Slot
Location	Acres	Sq.Ft.	Seats	Machines

Ft. Pierce	37.00	80,000	2,150
Miami	20.00	210,000	2,100	1,050
Totals	57.00	290,000	4,250	1,050

The Company's Miami fronton, near Miami International Airport, was built in 1926 and was most recently remodeled in 2011. In addition to its jai-alai auditorium, the Company expanded the Miami Jai-Alai during 2011 by adding a 40,000 square foot state of the art casino. The Company added 1,035 Class III slot machines, expanded the poker room, offers electronic blackjack, roulette, dominoes, and will now feature live shows such as concerts and boxing. The Company opened a new restaurant and now has three full-service bars, including one that will feature live music. Casino Miami Jai-Alai currently has 24 poker tables and 4 domino tables. In addition to its jai-alai auditorium, the fronton has a restaurant overlooking the jai-alai court, that at the present time is used only for special occasions. Parking facilities at the Miami fronton accommodate approximately 1,500 cars.

On January 6, 2009, Florida Gaming Corporation agreed to acquire a total of 10.982 acres of property from Miami-Dade County in exchange for a right-of-way of .492 acres to be used by the Miami-Dade Metro Rail, an overhead light rail system.  On April 6, 2009 Florida Gaming completed Phase 1 of its two-phase acquisition of  the 10.982 acres of property from Miami-Dade County. On June 16, 2011, the Company completed Phase II of the purchase of the approximately 8.7 remaining acres. These actions allowed Miami Jai-Alai to grow from 8.9 acres to approximately 20 acres thereby accommodating any potential future build-out. This allows Miami Jai-Alai to virtually enclose its casino area and provide a controlled, safe and well illuminated facility.

Fort Pierce is a coastal community in St. Lucie County, Florida approximately 110 miles north of Miami. The Fort Pierce fronton, completed in 1974, is located approximately one mile from an exit on the Florida Turnpike, two miles from an exit on Interstate Highway 95 and five miles west of U.S. Highway 1. The Florida Turnpike is the primary route between South Florida and Orlando. The Fort Pierce fronton is situated on a thirty seven acre site and its parking facilities accommodate approximately 1,500 cars. Ft. Pierce operates live jai-alai on a seasonal basis and simulcasts and operates a cardroom year round,

Both of the Company's frontons have pari-mutuel windows, liquor bars and concession stands as well.

Investment in Real Estate

In November, 1997, the Company entered into a new business — residential real estate development. These Properties consisted of over 100 fully-developed, and 163 partially-developed, single-family residential home sites, a swim and tennis club facility, and 27 acres of partially-developed commercial property. The Company has six lots remaining with a book value of $234,000. One of the lots had a mortgage with Hamilton State Bank, which matured November 17, 2009. The Company failed to repay the note and the lender refused to extend the note. In accordance with the Credit Agreement that the Company entered into on April 25, 2011, when the Company received their slot license, the Hamilton State Bank Note would be paid off. On May 12, 2011, the Company received their license from the State of Florida to begin Class III – “Vegas Style” slot machine operations at Miami Jai-Alai. On May 13, 2011, the Company paid the Hamilton State Bank the principal on the note of $36,691 plus accrued interest and attorney fees of $9,798.

The Properties are located on the east side of Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits, in Walton County.

Item 3. Legal Proceedings.

Calder Race Course, Inc. vs. Florida Gaming Centers, Inc.:

On October 11, 2011, Florida Gaming Centers (“Centers”) was served with a summons and complaint (the”Complaint”) from Calder Race Course, Inc. (“Plantiffs”). The complaint was filed in the 11th Judicial Circuit Court in and for Miami-Dade County, Florida on September 27, 2011. The complaint alleges that Centers has failed to make certain required payments due to Calder for wagers accepted at its OTB facilities on the simulcast signal received from Calder. The complaint alleges that Centers owes Calder $529,473. The Company filed an answer on November 4, 2011, and intends to vigorously defend the Complaint.

The Company owed $164,685 at March 30, 2012.

CCLN, LLC vs Florida Gaming Corporation

On February 18, 2011, Florida Gaming Corporation (“Florida Gaming”) was served with a summons and complaint (the “Complaint”) from CCLN, LLC (“Plaintiffs”).  The Complaint filed in the 11th Judicial Circuit Court in and for Miami-Dade County, Florida on February 11, 2011.  The Complaint alleges that Florida Gaming executed a Compensation Agreement (“Agreement”)  on January 21, 2008 and Florida Gaming has breached the terms of the Agreement by failing to make the required payments.  The Agreement called for $100,000 to be paid upon approval of the local referendum in Dade County, FL for Class III Slots to be operated at Miami Jai-Alai.  The referendum was approved on January 28, 2008.  The Complaint also alleges that Florida Gaming shall pay Consultants $100,000 within thirty (30) days of Florida Gaming receiving payment of its insurance claim settlement which was received in September of 2008.   The Complaint alleges that Florida Gaming has failed to pay Plaintiff Thirty Thousand Dollars ($30,000) from the approval of the local slot referendum under Section 1 a) of the Compensation Agreement and  $100,000 due from the Insurance Settlement under section 1 c) of the Compensation Agreement.  Florida Gaming  filed an answer on March 25, 2011 defending the Complaint. On March 19, 2012 this lawsuit was dismissed with prejudice.

Florida Gaming Centers vs  FDBPR and South Florida Racing Association, LLC

On June 30, 2010, W. Flagler and Florida Gaming Centers filed a constitutional challenge regarding the enactment of changes to Florida Statutes in Chapter 551 that purport to enable the expansion of slot machine games in Miami-Dade County to the site of Hialeah Park. The Statutory Amendment conflicts with the Constitutional Provision, Article X, Section 23 in numerous ways. In December, 2010 FDBPR and South Florida Racing Association, LLC were granted a partial summary judgment in regards to the suit. The Company appealed the ruling and a state appeals court in Tallahassee, FL, October 6th, upheld a lower court ruling that allows Hialeah Park to have a casino with Las Vegas-style slot machines. In an opinion filed October 6, 2011, the First District Court of Appeal, State of Florida reaffirmed the constitutionality of the legislatives 2009 amendment to Section 551.102(4) Florida Statutes, which expanded the scope of entities authorized to conduct slot machine gaming in Florida. The Company believes this decision is contrary to the 2004 ballot initiative and has engaged the firm Hopping, Green and Sams to continue the appeal process. The Company remains an appellant in the Action. The Florida Supreme Court would be the next level the case would be heard, and although the Company understands this appeal may not be heard, the Company believes the Appeal process is worthy of further action.

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

The bid prices reflect inter dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The table shows the high and low bid prices for the years 2010 and 2011.

2011	High	Low

For the Quarter Ended:
March 31	4.25	1.70
June 30	7.49	2.75
September 30	5.47	2.50
December 31	5.25	1.10

2010	High	Low

For the Quarter Ended:
March 31	5.38	2.48
June 30	5.40	2.80
September 30	5.99	2.10
December 31	3.50	.55

***********************

As of December 31, 2011, the Company had approximately 1,449 holders of record of its Common Stock.

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

Persons who may be deemed “affiliates” of the Company or who acquired the shares in a transaction exempt from registration under the U. S. Securities and Exchange Act (“the “Securities Act”)   hold approximately 1,448,369 shares (“Restricted Shares”) of the 4,037,293 shares of Common Stock outstanding as of March 30, 2012, which may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. Holding, the holder of 1,325,869 Restricted Shares, has demand registration rights for its shares.   As of January 6, 2011, Holding has pledged all 1,325,869 shares of common stock and 1,000 shares of Preferred F stock to a bank to secure a loan.  All of the restricted shares have been held for over six months and are thus available for sale in the public market, subject to the volume and other limitations of Rule 144.

In general, under Rule 144 a person (or person whose shares are aggregated) who has beneficially owned Restricted Shares for at least six months, including a person who may be deemed an affiliate of the Company, is entitled to sell within any three-month period up to that number of shares of Common Stock that does not exceed the greater of 1% of the then-outstanding shares (approximately 40,372 shares) of Common Stock of the Company or up to the number of shares equal to the average weekly trading volume of the Common Stock on the Over-the-Counter Market during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain restrictions relating to manner of sale, notice, and the availability of current public information about the Company. A person who has not been an affiliate of the Company at any time during the 90 days preceding a sale and who has beneficially owned shares for at least two years could be entitled to sell such shares without regard to the volume limitations, manner of sale provisions and other requirements of Rule 144.

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

The Company has four issues of Convertible Preferred Stock outstanding as of December 31, 2011.  Preferred A, Preferred AA, Preferred B, and Preferred F. A complete description and summary of the Convertible Preferred Stock is set forth in the financial statements Note B - Preferred Stock.

The Company did not issue any new stock options during the years ended December 31, 2011, and December 31, 2010.  The Company did extend 362,500 options that were to expire July 11, 2011 (see 2006 Stock Incentive Plan below).  At December 31, 2011 the Company had a total of 828,250 stock options outstanding  to directors and officers and to certain key employees to purchase common stock of the Company, and 80,000 options in warrants in connection with financing.

Equity Compensation Plan Information

December 31, 2011

Number of
Securities
	Number		Remaining
	of securities	Weighted-	available for
	to be issued	Average	future issuance
	Upon	Exercise	under equity
	Exercise of	Price	compensation
	Outstanding	Of	Plans
	options,	Outstanding	(excluding
	Warrants,	options,	Securities
Plan	And	Warrants	reflected in
Category	Rights	and rights	column (a)

Equity compensation plans not approved by security holders	908,250	$8.63	1,104,500

Total	908,250		1,104,500

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

During 2011, the Company extended 362,500 options of these options that were issued in July 2006.   These options were due to expire July 11, 2011, with an exercise price of $8.25 per share.   The Company extended these options for one year, with an expiration date of July 11, 2012, and an exercise price of $8.25 per share. The Company recorded a $84,703 expense for the extension of these options during the year 2011 (See Note C), compared to $14,152 expense for extending the options in 2010. The expense was calculated using the following assumptions:

	July 11, 2011	July 11, 2010
Risk Free Rate of Return	.17%	.3%
Expected Forfeitures	50.0%	50.0%
Expected Volatility	62.9%	49.37%
Expected Term	1	1
Expected Dividends	None	None

Second Amended and Restated Officers and Directors Stock Option Plan

The Company's Second Amended and Restated Directors and Officers Stock Option Plan (the "Directors and Officers Plan") provides for the grant of stock options to the directors and executive officers of the Company and its subsidiaries to purchase shares of the Company's $.20 par value common stock to motivate them to contribute to the success of the Company. The Directors and Officers Plan may be administered by the Board of Directors or by a committee appointed by the Board of Directors (In either case, referred to herein as the “Committee”). All stock options granted under the Directors and Officers Plan must be approved by the Committee, and the Committee has full power to construe and interpret the plan subject to the plan's express provisions. The exercise price per share for an option granted under the Directors and Officers Plan shall not be less than the fair market value of the stock on the date the option is granted. If the Stock is listed on a national securities exchange, the closing price of the Stock on the composite tape as of the most recent date on which the Stock was traded prior to the Grant Date. If the Stock is quoted on NASDAQ, the mean high and low market prices for which the Stock is quoted as of the most recent date on which the Stock was quoted prior to the Grant Date. If the Stock is not listed on a national securities exchange or quoted on NASDAQ, but is traded over the counter, the last sales price of the Stock on the most recent date on which the Stock was sold in the over-the-counter market prior to the Grant Date. If the Stock is not listed on a national securities exchange, quoted on NASDAQ or traded in the over-the-counter market, the book value per share of the Stock determined in accordance with generally accepted accounting principles as of the last day of the fiscal quarter immediately preceding the Grant Date. On October 9, 2007, the Board of Directors amended the plan to make the options cashless and transferable.  There are 105,750 options outstanding under the second amended and restated officers and directors stock option plan. (See Note C)

Second Amended and Restated Advisors and Consultants Stock Option Plan

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

On October 9, 2007, the Board of Directors amended the plan to make the options cashless and transferable. To exercise an Option, the Optionee or the other person(s) entitled to exercise the Option shall give written notice of exercise to the Treasurer of the Company, specifying the number of full shares to be purchased.  Such notice shall be accompanied by (1) payment in full for the Stock being purchased; or (2) payment in full or in part may be made in the form of Stock owned by the Optionee for at least 6 months (based on the Fair Market Value of the Stock on the date the Option is exercised) evidenced by negotiable Stock certificates registered either in the sole name of the Optionee or the names of the Optionee and the Optionee’s spouse or the sole name of the transferee or the names of the transferee and the transferee’s spouse, or (3) by electing that the Company withhold shares that would otherwise be issued on exercise of the Option in payment of the purchase price; or (4) in any combination of the forgoing permitted methods with respect to a particular Option. If required by the Company the required withholding tax shall be paid to the Company in any manner specified in this section.” The Option is transferable but only if in the opinion of counsel acceptable to the Company the transfer of the Option will not violate the Securities Act of 1933 or any applicable state securities laws. The Stock Option Agreement shall  remain in full force and effect except as expressly amended herein.  There are 325,000 options outstanding under this plan and 80,000 warrants outstanding.

At December 31, 2011, the Company had the following options and warrants outstanding.

Grantee	Number of Options or Warrants	Expiration	Grant Price	Fair Value of Stock on Grant Date
Key Employees	33,000	7/10/2012	8.25	6.25
Freedom Holding	381 ,000	7/10/2012	8.25	6.25
Executive Employees	39,750	7/10/2012	8.25	6.25
Key Employee	10,000	7/10/2012	8.25	6.25
Freedom Holding	325,000	7/11/2012	8.25	7.00
Officer & Director	37,500	7/11/2012	8.25	7.00
James Stuckert	20,000	6/26/2013	8.25	4.50
Solomon Howell	20,000	10/6/2012	6.00	6.05
James Stuckert	20,000	10/6/2012	6.00	6.05
Pride Capital	20,000	6/15/2012	30.00	26.15
	906,250

The Board may, from time to time, alter or amend the Plan or stock option agreements issued under it, provided, that no amendment may

(a)	Impair or adversely affect the rights of a Participant under an outstanding Option; or

(b)	Decrease the exercise price of an Option, extend the period for exercise of an Option, or otherwise provide a participant with an enhancement or additional material benefit or right under such Option, including by exercise of existing discretion, if such amendment or change in the Option would be a “material modification” of the Option that would cause Code Section 409A to become applicable to the Option. Under this rule, any adjustment of an Option under Section 5(h) shall be done in a manner consistent with Code Section 424(h) even though that section is not otherwise applicable (if all fractional shares would be rounded down).

On April 25, 2011, the Company entered into a Credit Agreement (See Note H) and at the closing, the Lenders received warrants, with a $0.01 exercise price, to acquire 35% of the stock in Centers and such percentage may increase, in determination of the Exercise Percentage, depending on the number of slot machines that may become operational at a competing facility in the future.  (For further information please refer to Note C)

In addition, at the closing, the Lenders received warrants in the Company currently equal to 30.0% of its fully diluted common equity ownership. The Company Warrants have a $25 exercise price; however, if (i) the Lenders’ construction consultant determines that Centers will need to access any amount of a $3.0 million completion guarantee (thus representing that the Project is “Out of Balance”), which has been funded by the Term Loan, to complete the Project on time and on budget and (ii) the Company and Centers have not raised new equity to replace the $3.0 million completion guarantee and thereby cancel the Company Warrants at anytime from the closing until 30 days after the Project is determined to be Out of Balance, the Company Warrants shall become exercisable at $0.01. If the Company is successful at raising new equity to replace the completion guarantee, the $3.0 million shall be used to prepay the Term Loan at par upon receipt of such proceeds. Similarly, if the Company is able to complete the Project on time without going Out of Balance, the completion guarantee will be canceled upon the Opening Date and the $3.0 million shall be used to prepay the Term Loan at par and the Company Warrants cancelled.

The Company did not account for the warrants at the time of issuance because there were too many contingencies on the warrants becoming exercisable for either Centers or  the Company.    Centers is not publicly traded and at this time the potential value of the warrants cannot be determined.  The Credit Agreement requires that once a trigger event occurs, the Company will have to hire an arbitrator and calculate the value of the company, the debt owed,  and  the value of the warrants.

Item 6. Select Financial Data.

Under SEC regulations, the information called for by this item is not required because the Company is a smaller reporting Company.

Item 7. Management's Discussion and Analysis or Plan of Operation.

You should read the following discussion together with the financial statements, including the related notes and the other financial information in this Form 10-K.

On January 23, 2012, the company opened Casino Miami Jai-Alai in Miami, Florida. Miami Jai-Alai added a 40,000 square foot state of the art casino with 1035 Class III slot machines, an expanded poker room, electronic blackjack, roulette, dominoes, live shows such as concerts and boxing, a new restaurant and three full-service bars, including one that will feature live music.

On June 16, 2011, the Company completed Phase II of the purchase of the approximately 8.7 remaining acres for $13,393,716. Phase II was to close no later than 60 days after the United States Corps of Engineers released the property free and clear of environmental contamination. The Corp of Engineers released the property free and clear of environmental contamination and on September 16, 2011, the Company and the County consummated the final closing on the remaining 8.67 acres of the undeveloped property.  At the final closing, the Company made a down payment of $1,339,371, representing 10% of the purchase price of the remaining 8.67 acres, and the County issued a new promissory note for $12,054,344 representing the remaining amount owed by the Company on the 8.67 acres of Undeveloped Property which were the subject of the Final Closing.  The Note is for 15 years, with an interest rate of 7.25%. The Company will defer payments until the earlier of September 15, 2012, or the date upon which slot machine operations are initiated by the Company. A lump sum payment shall be due at the close of Initial Deferred Payment Period (Refer to 8-K filed July 21, 2011).

Following the county board’s vote to close 37th Avenue, the Company was required to pay up to $1,000,000 for remediation of 36th Avenue, $570,000 which was paid in August, 2011, for design and engineering of the 36th Avenue remediation, as a condition precedent to the closure of 37th Avenue.   The Company has accrued the remaining $430,000. If within 36 months of this vote the county determines a need to expand 36th Avenue, then the Company will be required to dedicate a 20-foot wide by 812-foot long strip of the Undeveloped Property to accommodate an 80 foot right-of-way (the “Expansion Easement”) which may, at the County’s sole discretion, be constructed in the future.  The Company would also be required to pay for such street expansion to the extent of $4,700,000 through incremental draw-downs as described in the Settlement Agreement.  On June 16, 2011, the Company granted a right-of-way deed representing the Expansion Easement which will be held in escrow until such time as the County Board votes to expand 36th Avenue.

On April 25, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) at its wholly owned subsidiary, Florida Gaming Centers, Inc. (“Centers”) with a syndicate of unaffiliated third party lenders (the “Lenders”) and ABC Funding, LLC, as Administrative Agent for the Lenders. The Credit Agreement provided for an $87,000,000 senior secured term loan (the “Term Loan”) that will mature on April 25, 2016. (For further information refer to Note H)

COMPARISON DEFINITION

The following analysis of handle, revenues, real estate sales, attendance, operating expenses and general & administrative expenses in this part of the report compares figures for the twelve months ended December 31, 2011 to figures for the twelve months ended December 31, 2010, for the Miami and Ft. Pierce pari-mutuel facilities, and the real estate development.

Revenue has decreased during the year ended December 31, 2011, compared to the same period ending December 31, 2010. Miami Jai-Alai was undergoing construction for the new casino, which opened January 23, 2012, and due to the construction at the facility, Miami had to close their card room on March 27, 2011, and Miami did not offer live jai-alai during the month of September. This resulted in lower attendance and contributed to the overall lower revenue. The Company did see an increase in handle and revenue for live jai-alai for the year ended December 31, 2011, compared to the same period ending December 31, 2010. During 2010, Miami did not offer live jai-alai at their facility due to ongoing construction and the players were moved to Ft. Pierce. Ft. Pierce conducted live jai-alai from May 7, 2010 through August 28, 2010. Miami has stronger support for live jai-alai and therefore it is reflected in the higher handle and revenue for the twelve months ended December 31, 2011. Ft. Pierce conducted a full schedule of Inter-Track Wagering (“ITW”) for the twelve months ending December 31, 2011 and December 31, 2010. Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. During the twelve months ended December 31, 2011, Ft. Pierce operated a cardroom and Miami’s cardroom closed on March 27, 2011. Both facilities operate a card room, with the Miami location also offering dominoes in its’ card room.

Fiscal Year 2011 Compared with Fiscal Year 2010

Handle Analysis

Total Handle for the twelve months ended December 31,2011 was $28,763,766 of which $8,343,517 was wagered on live jai-alai, $8,677,541 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting, and $11,742,708 was wagered on inter-track guest signals carried at the Company's two frontons.

Total Handle for the twelve months ended December 31, 2010 was $35,922,619 of which $6,126,708 was wagered on live jai-alai, $9,211,804 was wagered on the Miami jai-alai signal as a host site via inter-track simulcasting, and $20,584,107 was wagered on inter-track guest signals carried at the Company's two frontons.

Guest handle continues to decline, with Miami offering only interstate transmission data, and there is limited simulcast at Ft. Pierce. Live handle increased due to scheduling of live jai-alai at Ft. Pierce and Miami during the years ended December 31, 2011 and 2010.

Revenue

Net Pari-Mutuel Revenues

Pari-mutuel revenues, net of state taxes and guest commissions, for the year ended December 31, 2011 were $3,619,078 compared to net pari-mutuel revenues of $3,992,922 for the same period in 2010, a decrease of $373,844 (9%). The Company saw a decrease in attendance due to construction at Miami Jai-Alai, limited simulcast and the overall economy.

Admissions Income

Admissions Income, net of state taxes, for the year ended December 31, 2011, was $-0-, net of state taxes, compared to $8,704 for the year ended December 31, 2010. Neither facility charged admission in 2011.

Program Revenue

Program Revenue for the year ended December 31, 2011, was $28,422 compared to $101,535 for the year ended December 31, 2010, a $73,113 decrease. Ft. Pierce did not operate live jai-alai during 2011, and Miami did not offer live jai-alai during the month of September which results in fewer programs.

Food and Beverage

Food and beverage income decreased $221,912 (34%) to $432,203 for the year ended December 31, 2011, compared to $654,115 for the year ended December 31, 2010. Food and beverage income is revenue from the bar and concession stand. Ft. Pierce did not offer live jai-alai in 2011, and due to construction at Miami, revenues were lower due to lower attendance.

Card room revenue

Card Room revenue for the Miami & Ft. Pierce Crystal Card Room for the twelve months ended December 31, 2011 was $3,274,118 compared to $4,463,383 for the same period in 2010, a decrease of $1,189,265 (26%). The Miami cardroom closed on March 27, 2011 and did not reopen until January 25, 2012.

Rental Income

Rental Income for the year ended December 31, 2011 was $705,000 compared to -0- for the year ended December 31, 2010. The rental income is from Centers’ interest sold to Flagler consisting of its entire 21% ownership of the total issued and outstanding partnership interest in Summer in accordance with the following agreements between Centers and Summer: 1) an Amended and Restated Permit Use Agreement dated September 30, 2010; 2) a Lease Agreement dated September 30, 2010; and 3) a Memorandum of Lease dated September 30, 2010.

Other Revenue

Other Revenue for the year ended December 31, 2011 was $59,393 compared to $102,758 for the year ended December 31, 2010. Other Revenue primarily consists of souvenirs, parking, vending machines, lottery commission and misc. income.

Real Estate Sales

The Company had no real estate sales for the years 2011 and 2010.

Operating Expenses

The Company's operating expenses for the year ended December 31, 2011 were $11,575,575 compared to $11,797,400 for the same period in 2010, a $221,825 decrease.

Advertising and Promotions

Advertising and promotional costs were $244,356 for December 31, 2011, compared to $213,293 for the year ended December 31, 2010.

Operating and Mutuel Payroll and related costs

Total operating and mutual payroll costs were $3,835,550 for the year 2011, compared to $3,834,917 for the year 2010, a $633 increase.

Player payroll and related costs

Player payroll and related costs for the year ended December 31, 2011 were $2,395,858 compared to $2,185,851 for the year ended December 31, 2010, a 9.6% increase.

Food and beverage costs

Food and beverage costs for the period ended December 31, 2011, were $377,738 compared to $545,165 for the same period in 2010. Costs were done due to construction at Miami, and Ft. Pierce not offering live jai-alai.

 Repairs and Maintenance

Total Repairs and Maintenance for the year ended December 31, 2011, was $225,902 compared to $193,241 for the same period in 2010.

Totalizator/teleview rental

The Company leases totalizator equipment at each fronton. The cost was $128,936 for the year ended December 31, 2011 compared to $278,066 for the year ended December 31, 2010.

ITW and television costs

Total ITW and television costs remained relatively the same. For the year ended December 31, 2011 costs were were $606,975 compared to $616,467 for the same period in 2010, a decrease of $9,492.

Programs

Total Program costs were $14,176 for 2011, compared to $129,702 for the same period in 2010, a decrease of $115,526. Since Ft. Pierce was not offering live jai-alai and Miami was under construction, program costs were down.

Card room payroll and related costs

Card room payroll totaled $899,940 for 2011 compared to $1,199,356 for the same period in 2010. Miami Card room closed on March 27, 2011 and did not open until January 23, 2012. That caused card room revenue and card room costs to be substantially lower.

Other card room operating costs

Expenses related to card room operations amounted to $692,922 for the year ended December 31, 2011, compared to $844,068 in 2010, a decrease of $151,146. Miami Card room closed on March 27, 2011.

Depreciation and amortization

Depreciation expense was $456,246 for the year ended December 31, 2011, and $457,559 for the year ended December 31, 2010.

Utilites

Utility costs increased from $403,523 for the year ended December 31, 2010 to $415,599 for the same period in 2011.

Cost of Real Estate Sales

The Company had no real estate sales for the years ended December 31, 2011 and 2010.

Misc. net

Misc. expenses were $1,281,377 for the year 2011, compared to $896,192 for the same year in 2010,  a $385,185 increase.

General and Administrative Expenses

The Company's general and administrative expenses increased $9,530,666 to $14,628,651 for the twelve months ended December 31, 2011, compared to $5,097,985 for the twelve-months ended December 31, 2010.

Comparisons of significant categories of general and administrative expense for 2011 versus 2010 are as follows:

Executive payroll and related costs

Executive payroll and related costs were $702,228 in 2011, compared to $577,153 in 2010. Mr. W. B. Collett, Jr. and Daniel Licciardi entered into Employment Agreements on March 31, 2011. Mr. Licciardi’s compensation went from $141,300 a year to $225,000 a year. Per the employment agreement Mr. Collett’s salary went from $263,000 a year to $300,000 a year.

Stock Options

The Company did not issue any new stock options in 2011, but the Company did extend 362,500 option from July 11, 2011 to July 11, 2012 which led to an expense of $84,703 compared to the stock option expense of $19,782 for extending the options in 2010.

Director Fees

The Company has two non-employee directors and the fees are $2,000 per month  Mr. Roland Howell, a director of the Company since 1995, passed away on June 12, 2010. Director Fees for the periods ended December 31, 2011 were $48,000 compared to $60,000 for the year ended December 31, 2010. Director fees have been accrued for 2011 and 2010.

Management consulting

Total management consulting fees were $195,000 for years ended December, 31, 2011 compared to $780,000 for the year ended December 31, 2010. On April 25, 2011, Mr. W. Bennett Collett, Sr. announced his retirement. In lieu of salaries for the Chairman, W. B. Collett, the Company paid a management fee to Freedom Financial Corporation (“Freedom”) through March 31, 2011 of $65,000 per month.

Telephone and Travel

Total fees for telephone and travel were $258,883 for the year ended December 31, 2011, compared to $337,916 for the same period in 2010. Of the $258,883, $168,637 was for travel and $90,246 for phone. This compares to travel expense was $244,597 and  telephone of $93,319 for the same period in 2010.

Professional fees

Professional fees were $785,188 in 2011 compared to $613,747 in 2010, a decrease of $171,441 or 27.9%. Included in professional fees are lawyers, accountants, and consultants. The Company had additional legal fees associated with the loan closing on April 25, 2011.

Interest and Financing Costs

The Company had total interest and financing costs of $11,232,231 for the twelve month period ended December 31, 2011 compared to $1,519,004 during the same period in 2010. During 2011, the company had interest expense of $10,614,130 compared to interest expense of $1,504,278 during the year ended December 31, 2010. The Company paid interest on the $87,000,000 loan, and Miami-Dade County. The Company accrued interest on the amended notes. (See Note H) The Company amortized $1,099,124 in financing costs during the year ended December 31, 2011, compared to $14,752 during the same period ended December 31, 2010.

Property Taxes

Property taxes were $328,810 for the year ended December 31, 2011, compared to $484,583 for the same period in 2010.

Insurance Costs

The Company had insurance expense of $993,608 for the twelve months ended December 31, 2011, compared to insurance expense of $705,800 for the same period in 2010, an increase of $287,808 (41%). The Company had a performance bond and a slot bond that were being amortized during 2011.

Other Income and Expense

Other expense for the year ended December 31, 2011, was $3,678,363 compared to other income of $2,728,602 for the same period in 2010. There was interest income of $3,019 for the twelve months ended December 31, 2011, compared to $3,604 for the same period in 2010. The State Tax credits on handle and admissions in 2011 were $136,403 compared to $817,489 compared to the same period in 2010. During the twelve months ended December 31, 2011, the Company accrued a Legislative Initiative of $3,550,000 regarding a PAC agreement that was made in 2005 (See Note G ). This compares to the Company recording a $1,907,509 gain on the sale of Summer Jai-Alai (See Note J). The Company recorded a loss on the disposal of real estate to H2C of approximately $267,785. The Company owed H2C approximately $357,000 and the Company issued a deed in lieu of foreclosure on the 18.33 acres of unimproved real estate property in St. Lucie County to be in full satisfaction of the debt. (See Note H)

Liquidity and Capital Resources

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

The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt. The Company determined that the new debt was not different and all the notes extended were accounted for as debt refinances. (For further information – See Note H)

On May 12, 2011, the Company received a license from the State of Florida to begin Class III-“Vegas Style” slot machine operations at Miami Jai-Alai. With the receipt of the license the following loans and accrued interest were paid off:

•	Isle of Capri Casinos, Inc. - $4,062,041
•	Nurmi -$1,063,268

•	AGS Bridge Loan -$1,031,129
•	Hamilton State Bank -$46,480

•	Humane Society - $210,327

The Company’s cash and cash equivalents at December 31, 2011 was $37,297,676, compared to $748,617 at December 31, 2010. At December 31, 2011 the Company had negative working capital of $75,312,410, compared to negative working capital of $18,207,827 at December 31, 2010. The decrease in working capital is attributed to the default on the $87,000,000 loan. (See Note H)

During the twelve months ended December 31, 2011, net cash used in Company's operating activities was $11,310,668 compared to net cash used in operating activities of $1,829,438 during the twelve months ended December 31, 2010. The Company has $1,508,610 in depreciation and amortization costs due to the amortization of the loan and loan points. The Company saw an increase in other assets of $7,447,267, compared to a decrease in other assets of $35,107 for the twelve months ended December 31, 2010. Some of the larger increases in other assets during the twelve months ended December 30, 2011, consisted of net capitalized financing costs of $4,784,398 and net loan points of $1,503,233, prepaid slot license of $2,500,000, $250,000 prepaid to the state for people with gambling problems. The Company is amortizing the financing costs and loan points over the life of the loan, which is five years. The Company will amortize the prepaid slot license of $2,500,000 and gambling problem fee of $250,000 when the casino opens, which was January 23, 2012, until the slot license fee is due again, which is in May, 2012. Accounts Payable and Accrued Expenses saw an increase of $16,197,339 during the twelve months ended December 31, 2011, compared to an increase of $4,415,789 during the same period in 2011. The Company accrued the $3,550,000 PAC payment which was due ten days from when the casino was complete, and the company also accrued $11,029,548 for the slot machines.

During the twelve months ended December 30, 2011, cash used in investing activities was $31,198,403 compared to cash provided by investing activities of $867,527 for the twelve months ended December 31, 2010. The increase of $30,330,876 can be attributed to getting ready for the opening of Casino Miami Jai-Alai. Some of the larger purchases during the year ended December 31, 2011, included the land acquisition, slot machines, computer system, and surveillance equipment (See Note I). This compares to purchasing equipment of $1,132,473 during the same period ended December 31, 2010.

During the twelve months ended December 30, 2011, cash provided by financing activities was $79,058,130 compared to cash provided by financing activities of $891,182 during the same period in 2010. During the twelve months ended December 31, 2011, the Company received $1,000,000 from AGS, and $83,420,000 from ABC Funding, which is net of the 2% fee to Innovation and the 2% discount fee. This compares to the twelve months ended December 31, 2010, when the Company borrowed $1,435,000.

In February, 2005, the Company agreed to contribute to political action committee (PAC) formed by South Florida gaming interests seeking passage of a statewide legislative initiative and local referenda to expand gaming rights to include “slots” in Miami-Dade County, Florida. Pursuant to that contribution agreement, the Company was contingently committed to the payment of $3,550,000 to the PAC as its share of the cost of the initiative. The contingent commitment became binding upon the Company at the earlier of ten days after the Company begins slot machine operations at its facility or upon the bona fide sale or transfer of its business operations to a third party purchaser. The Company began slot operations on January 23, 2012 and on February 3, 2012, the Company paid the PAC $3,550,000. The Company had accrued the $3,550,000 in accounts payable during the year ended December 31, 2011.

The Company rents totalizator equipment (Scientific Games now Sportech) at each fronton under operating leases. The totalizator leases required a minimum annual rental at the Miami and Ft. Pierce locations through October 31, 2008, but are subsequently being leased on a month-to-month basis. Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance. Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2011 and 2010 was approximately $129,000 and $278,000, respectively.

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

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. Allowance for doubtful accounts totaled -0- for the years ended December 31, 2011 and 2010.

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

In accordance with ASC Topic 360-10-05, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annually and has found this to be very effective. Provisions for losses totaled $26,069 on property held for sale, for the years ended December 31, 2011 and 2010.

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

The Company's policy for unclaimed winning tickets follows the requirements as set forth by the State of Florida. Abandoned tickets are winning tickets that remain uncashed for a period of one year. The value of the abandoned tickets escheat to the state. These funds are deposited into the State School Fund for support and maintenance of Florida's public schools. During 2011, unclaimed winning totaled $88,704 compared to $97,028 for the same period in 2010.

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.

Under SEC regulations, the information called for by this item is not required because the Company is a smaller reporting Company.

Item 8.         Financial Statements

List of Financial Statements Filed.

See accompanying Financial Statements:
Balance Sheets as of December 31, 2011 and 2010.
Statements of Income for the years ended December 31, 2011 and 2010.
Statement of Changes in Stockholders' Equity for the two years ended December 31, 2011 and 2010.
Statements of Cash Flows for the years ended December 31, 2011 and 2010.
Notes to Financial Statements.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based on the evaluation as of December 31, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the twelve months ended December 31, 2011, covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.

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

Item 9B.    Other Information

Defaults upon Senior Securities

As of December 31, 2011, the Company has accrued but not paid dividends on their four classes of Preferred Stock:

The Company owes the following amounts on their Preferred Stock:

Preferred A: $ 75,282

Preferred AA: $1,137,500

Preferred B: $ 58,952

Preferred F: $401,703

At December 31, 2011, the Company was in default of the Credit Agreement due to the violation of certain covenants unrelated to payment or operating matters. Events of default unless waived by the lenders shall allow the lenders to terminate the lenders commitments and thereupon the commitments shall terminate immediately and declare the loans then outstanding to be due and payable in whole (or in part in which case any principal not so declared to be due and payable may thereafter be declared to be due and payable), and thereupon the principal of the loans so declared to be due and payable, together with accrued interest thereon and all fees and other obligations accrued hereunder and under the other loan documents, shall become due and payable immediately, without presentment, demand, protest or other notice of any kind, all of which were waived by the Company. (For further information Refer to Note H)

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth certain information concerning the Company's executive officers and directors at December 31, 2010:

Name	Age	Position with the Company	Director or Executive Officer Since

W. Bennett Collett, Jr.	56	CEO, President , and Director	1993

Kimberly R. Tharp	54	Chief Financial Officer, Secretary and Treasurer	2002

Daniel Licciardi	55	Executive Vice-President and Chief Operating Officer	1998

Jennifer Chong	55	Controller	2003

W. Bennett Collett*	79	Chairman	1993

George Galloway, Jr.	78	Director	1994

William Haddon	81	Director	2001

*W. Bennett Collett retired as CEO of Florida Gaming Corporation on April 25, 2011. Mr. Collett has served as Chairman of the Board, Chief Executive Officer and a director of Freedom Financial Corporation (“Freedom”) since its formation in 1985. Freedom was a registered bank holding company until January, 1988 when it sold its banking subsidiaries. Mr. Collett has served as Chairman and director of Freedom Holding, Inc. (“Holding”) since its formation in December 1992. Holding's sole business currently is to hold shares of  Florida Gaming Corporation. Collett was involved in the ownership and management of banking and financial service companies for over 30 years, having been a principal officer, and director of ten commercial banks. For 14 years Mr. Collett was a principal shareholder and chief executive officer of various banks and finance companies in Alabama, Arkansas, Georgia, Indiana and Missouri ranging in asset size from $1,000,000 to $500,000,000.

W. Bennett Collett Jr. served as President of Freedom from 1988 to 1989. Since August 1989, Mr. Collett has served as Executive Vice President of Freedom. He has been a director of Freedom since its formation in 1985 and a director of Holding since April, 1998. He presently serves as Secretary and Treasurer of Holding. On April 25, 2011, Mr. Collett was promoted to CEO of the Company. Mr. Collett currently serves as CEO, President, and Director of Florida Gaming Corporation. Mr. Collett was appointed to the Company's Board of Directors on August 9, 1994. W. Bennett Collett Jr. is the son of W. Bennett Collett.

Kimberly R. Tharp was elected Chief Financial Officer of the Company in 2002 and still serves in that capacity. She has served Freedom since 1995 to present, in various capacities, including Chief Financial Officer, Controller and Secretary.

Daniel Licciardi was elected Exec. Vice-President and Pari-Mutuels Manager in 1998 of Florida Gaming Centers.  Mr. Licciard was promoted to Chief Operating Officer on April 25, 2011. Mr. Licciardi was employed at the Miami Jai-Alai when present management took over in 1997. He has overseen the operations at the Miami Jai-Alai for over 20 years.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 per Cent of the Company's Common stock to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports and certain representations furnished to the Company, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

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

Code of Ethics

The Code of Ethics can be viewed on the Company's website @ www.fla-gaming.com

Item 11.      Executive Compensation

Cash Compensation.

The following table sets forth all cash compensation paid by the Company for the fiscal years ended December 31, 2011 and 2010 for W. Bennett Collett, W. B. Collett, Jr., and Daniel Licciardi. W. Bennett Collett received no cash compensation from the Company from the time he began service as an executive officer on March 31, 1993 through December 31, 1995.

SUMMARY COMPENSATION TABLE

Name of Executive Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Non- Qualified Deferred Compen- sation Earnings	All Other Compen- Sation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

W. B. Collett*	2011	$195,000			-			-0-	$195,000
Chairman and CEO	2010	$780,000			-			17,900	797,900

W. B. Collett, Jr.	2011	275,255			-			50,340	325,595
President	2010	263,000			-			51,076	314,076

Daniel Licciardi	2011	196,411			-			6,000	202,411
Exec. Vice President	2010	141,300			-			6,000	147,300

Salary (c)

*On April 25, 2011, W. B. Collett retired as CEO of the Company. As of March 31, 2011, Mr. Collett had accrued $195,000 of consultant fees. In lieu of a salary for W. Collett, the Company paid management fees to Freedom of $65,000 per month.  The management fees have not been paid since December 31, 2008.  The Company had $1,755,000 of accrued but unpaid consulting fees rendered through March 31, 2011.  On April 25, 2011, the Company entered into the Promissory Note with Freedom for the owed management fees plus a payable in the amount of $150,000 for $1,905,000.  In connection with the Promissory Note the Company and Freedom have entered into a Subordination Agreement, dated as of April 25, 2011.  The Company shall pay interest, paid-in-kind instead of in cash, at the rate of six percent (6%). The outstanding principal of the Promissory Note, all accrued but unpaid interest thereon and all other charges, fees, or expenses hereunder shall be due and payable in full on the date six (6) months after the maturity date of the Credit Agreement.  (For further information refer to Exhibit 10.5 attached to Form 8-K filed on April 27, 2011.)

Concurrent with the closing of the financing under the Credit Agreement, the Board of Directors of the Company implemented a management succession plan to provide leadership for the Company going forward.  As part of this plan, W. Bennett Collett, Jr. was promoted to President and Chief Executive Officer of the Company and Centers.  and Daniel J. Licciardi was promoted to Chief Operating Officer of the Company and Centers

As a result of the promotions, both W. B. Collett, Jr. and Daniel Licciardi entered into Employment Contracts and received an increase in salary effective April 1, 2011. W. Bennett Collett, Jr. entered into an employment agreement with Centers, which provides for the following: (i) an initial term beginning on March 31, 2011 and ending on December 31, 2016, with automatic 12-month extensions thereafter unless earlier terminated, (ii) an annual base salary of $300,000 and (iii) subject to the discretion of the Board of Directors, an annual bonus beginning in calendar year 2012 not to exceed 50% of the base salary.

In connection with Mr. Licciardi’s promotion, he entered into an employment agreement with Centers, which provides the following: (i) an initial term beginning on March 31, 2011 and ending on December 31, 2016, with automatic 12-month extensions thereafter unless earlier terminated, (ii) an annual base salary of $225,000 and (iii) subject to the discretion of the Board of Directors, an annual bonus beginning in calendar year 2012 not to exceed 50% of the base salary.

Bonus (d)

The Company did not issue any bonuses during 2011 or 2010.

Option Awards (f)

The Company did not issue any new options during 2011 or 2010. During 2011, the Company did extend 362,500 options from July 11, 2011 to July 11, 2012. The company recognized stock option expense of $84,703.

Other Compensation (I)

W. B. Collett, Jr. had other compensation of $50,340 for the year ended December, 31, 2011, which included $14,863 in car payments and repairs made by the Company for personal autos used in Company business. In an effort to reduce travel expenses, the Company rented a fully furnished house near the Ft. Pierce Jai-Alai Fronton for W. B. Collett, Jr. in lieu of paying hotel accommodations.  The cost for the house in 2011 was $35,477. This compares to other compensation of $51,076 for the year ended December, 31, 2010, which included $18,178 in car payments and repairs made by the Company for personal autos used in Company business. The cost for the house was $32,898.

Dan Licciardi had other compensation of $6,000 for auto allowance during the years ended December 31, 2011 and December 31, 2010.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010

										Equity
										Incentive
									Equity	Plan
				Equity					Incentive	Awards:
				Incentive					Plan	Market or
				Plan					Awards:	Payout
			Number	Awards:					Number of	Value of
	Number		Of	Number of				Market	Unearned	Unearned
	Of		Securities	Securities			Number	Value of	Shares,	Shares,
	Securities		Underlying	Underlying			of Shares	Shares of	Units or	Units or
	Underlying		Unexercised	Unexer-			or units of	Units of	Other	Other
	Unexercised		Options	Cised	Option	Option	Stock That	Stock That	Rights That	Rights
	Options		(#)	Unearned	Exercise	Expira-	Have Not	Have Not	Have Not	That Have
	(#)		Unexercis-	Options	Price	tion	Vested	Vested	Vested	Not Vested
Name	Exercisable		Able	(#)	($)	Date	($)	($)	(#)	($)
(a)	(b)		©	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Freedom Holding*
W. B. Collett	250,000	(1)			8.25	7/11/2012
Chairman	48,000	(1)			8.25	7/10/2012

Freedom Holding**
W. B. Collett, Jr.	75,000	(1)			8.25	7/11/2012
President & CEO	18,000	(1)			8.25	7/10/2012

Kimberly Tharp	4,125				8.25	7/10/2012
CFO,Treas & Sec

Daniel Licciardi	17,500				8.25	7/11/2012
Ex Vice-Pres.	7,125				8.25	7/12/2012
& Pari Mutels Mgr

Jennifer Chong	2,250				8.25	7/10/2012
Controller

(1) W.B. Collett and W.B. Collett, Jr. transferred 726,000 options to Freedom Holding, Inc. on March 11, 2008. W. B. Collett transferred  528,000 options, and W.B. Collett, Jr. transferred 198,000 options. Freedom Holding exercised 335,000 of these shares in March, 2008. W. B. Collett owns 85.09% of Freedom Holding, Inc. and W. B. Collett, Jr. owns 9.21% of Freedom Holding, Inc.  (See Item 13.)

*There were no new options issued during the years ended December 31, 2011, and December 31, 2010.  On July 10, 2011, the Company extended 362,500 options that were to expire on July 11, 2011 for one year to July 11, 2012.  Of the 362,500 options Freedom Holding holds 325,000 options that were extended until July 11, 2012.  The Company recorded a cost of $84,703 for the extension.

Daniel Licciardi was issued 17,500 options on July 10, 2006, completely vested by July 1, 2007. The Company extended these 17,500 options from July 11, 2011 to July 11, 2012.

Kimberly Tharp was issued 4,125 options on July 10, 2006 with an expiration of July 10, 2012.

Jennifer Chong was issued 2,250 options on July 10, 2006 with an expiration of July 10, 2012.

Director Compensation

The Company currently pays its non-management directors, Dr. George W. Galloway, Jr., and William C. Haddon, a monthly fee of $2,000. The director fees were accrued but not paid for the twelve months ended December 31, 2011 and December 31, 2010. W. Bennett Collett, and W. B. Collett, Jr. are also directors, but receive no directors fees.

DIRECTOR COMPENSATION

Change in
Pension
				Non-Equity	Value and
				Incentive	Nonqualified	All other
	Fees Earned or		Option	Plan Com-	Deferred	Compensa-
	Paid in	Stock Awards	Awards	Pensation	Compensation	Tion	Total
Name	Cash ($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
William Haddon	24,000						24,000
George Galloway	24,000						24,000

Option Awards (d)

The directors did not receive any stock options during 2011 or 2010.  George Galloway had  20,000 options that were to expire on July 11, 2011, and the Company extended the options for one year until July 11, 2012.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 29, 2012 concerning each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock of the Company and information regarding beneficial ownership of Common Stock, and the Common Stock of Freedom Holding (“Holding”) by each director and executive officer, and all directors and executive officers as a group.  Holding each may be deemed to be a “parent” of the Company as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Holding's sole business currently is to hold shares of Florida Gaming Corporation.  During 2008, Freedom Financial Corporation, W. B. Collett and W. B. Collett, Jr. transferred all options, common and preferred stock to Freedom Holding. In 2009, Holding converted all 200 shares of Series E Preferred stock to 104,712 shares of the Company’s $.20 par value common stock.  The reason for the transfer was to centralize the Florida Gaming Corporation holdings.  Before the transfer Freedom Holding owned 100% of Freedom Financial Corp. Freedom Holding is owned by three individuals, one of which is an executive officer in Florida Gaming, W. B. Collett, Jr.  Their option shares were transferred to Freedom Holding representing capital contributions by the officers to a controlled corporation.  The transfer of stock from Freedom Financial to Holding was a dividend to its parent corporation.  Through March 31, 2011, the Company paid management fees of $65,000 per month to Freedom Financial Corporation, for the services of W. B. Collett, Chairman. On April 25, 2011, Mr. W. B. Collett retired as CEO, and a new consulting agreement was made on April 25, 2011. (See Item 13)

	THE COMPANY			FREEDOM			HOLDING
Directors And Executive Officers	Number Of Shares (1)		Percent Of Class (2)	Number Of Shares (1)		Percent Of Class (3)	Number Of Shares (1)	Percent Of Class (4)

W. B. Collett	2,180,203	(3)	44.6%	1,109,011	(4)	100%	812.05	85.09%

W. B. Collett, Jr.	*			—		—	87.95	9.21%

Kimberly R. Tharp	31,625	(12)	1%	—		—	—	—

Daniel Licciardi	54,625	(13)	1.3%	—		—	—	—

Jennifer Chong	12,250	(15)	<1%	—		—	—	—

William C. Haddon	43,750	(11)	1.1%	—		—	—	—

George W. Galloway, Jr.	57,500	(10)	1.4%	—		—	—	—

All current directors and Executive officers as a group (7 persons) (6)	2,379,953		47.9%	1,109,011		100%	900.00	94.3%

5% Beneficial Owners	Number Of Shares (1)	Percent Of Class (2)	Number Of Shares (1)	Percent Of Class (3)	Number Of Shares (1)	Percent Of Class (4)
Freedom Holding, Inc. (7)	2,180,203	44.6%	N/A	N/A	N/A	N/A

Prides Capital	220,000	5.4%

Estate of Dorothy V. Howell (5)(8)	210,834	5.2%	N/A	N/A	N/A	N/A

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

(2) Based on 4,037,293 shares outstanding as of March 30, 2012 Shares of Common Stock of the Company subject to options exercisable or preferred stock convertible within 60 days are deemed outstanding for computing the percentage of class of the person holding such options or preferred stock, but are not deemed outstanding for computing the percentage of class for any other person.

(3) Of the 2,180,203 shares, it includes 1,325,869 shares owned by Freedom Holding, Inc. (“Holding”), 706,000 options, and 148,334 shares of the Company’s Preferred F Stock. Holding had 20,000 options expire November 1, 2011.  As of January 6, 2011, Holding has pledged all 1,325,869 shares of Florida Gaming Corporation common stock and the 1,000 shares of Preferred F stock to a bank as collateral for a loan. Mr. Collett may be deemed to beneficially own the shares held by Holding, although he disclaims such beneficial ownership of such shares. Mr. Collett can exert considerable influence over the election of the Company's directors and the outcome of corporate actions requiring stockholder approval.

(4) Includes 1,109,011 shares owned by Holding. Mr. Collett may be deemed to beneficially own the shares held by Holding, although he disclaims beneficial ownership of such shares.

(5) The Estate of Dorothy Howell currently owns 210,834 shares of stock. Mr. Howell passed away on June 12, 2010 and Mrs. Howell passed away on July 31, 2011. The Estate currently holds the remaining shares of stock.

(6) Includes 148,334 shares which may be acquired by all directors and executive officers as a group upon conversion of 1,000 shares of the Company's Series F Preferred Stock.

(7) See Note (6). The address of Freedom Financial Corporation and Freedom Holding, Inc. is 2669 Charlestown Road, Suite D, New Albany, Indiana 47150. The business address of W. B. Collett is 1750 South Kings Highway, Fort Pierce, Florida 34945-3099.

(8) The Estate of Dorothy V. Howell's address is Plaza Venetia, Suite 22 A-B, Miami, Florida 33132.

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

Item 13. Certain Relationships and Related Transactions

Freedom Holding, Inc. (“Holding”) owns 1,325,869 shares of Florida Gaming Corporation common stock. Freedom Holding, Inc. also owns 1,000 shares of Preferred F stock, and 315,000 stock options. The stock and options were transferred to Holding in 2008 by Freedom Financial Corporation and W. B. Collett, and W. B. Collett, Jr. Holding may each be deemed to be a “parent” of the Company as such term is defined in the rules promulgated under the U.S. Securities & Exchange Act, by virtue of beneficial ownership of 44.6% of the Common Stock of the Company. The option shares were transferred to Freedom Holding representing capital contributions by the officers to a controlled corporation.  The transfer of stock from Freedom Financial to Holding was a dividend to its parent corporation.  The reason or the transfer was to centralize the Florida Gaming holdings. Freedom Holding is owned by three individuals, one of which is an executive officer and one a Director in Florida Gaming, W. B. Collett, and W. B. Collett, Jr. As of January 6, 2011, Holding has pledged all 1,325,869 shares of Florida Gaming Corporation common stock and the 1,000 shares of Preferred F stock to a bank as collateral for a loan.  See Item12. “Security Ownership of Certain Beneficial Owners and Management”.

On November, 1997, the Company entered into a new business — residential real estate development. These Properties consisted of over 100 fully-developed, and 163 partially-developed, single-family residential home sites, a swim and tennis club facility, and 27 acres of partially-developed commercial property. As of December 31, 2011, the Company has six (6) residential lots remaining to be sold. The six (6) lots have a book value of $234,000. The Company had a mortgage note payable to Hamilton State Bank on one of the lots.  The note matured on November 17, 2009.  The Company failed to repay the note and the lender refused to extend the note.  In accordance with the Credit Agreement that the Company entered into on April 25, 2011,  when the Company received their slot license,  the Hamilton State Bank Note would be paid off.   On May 12, 2011, the Company received their license from the State of Florida to begin Class III – “Vegas Style” slot machine operations at Miami Jai-Alai.  On May 13, 2011, the Company paid the Hamilton State Bank  the principal on the note of $36,691 plus accrued interest and attorney fees of $9,798.The Properties are located on the east side of Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits, in Walton County.

On October 31, 2005 Freedom Financial purchased Florida Gaming’s note with First Bank (formerly CIB) for $2,400,000.  At the same date, Florida Gaming renegotiated the terms of this note with Freedom.  Under the new terms, the note had a fixed interest rate of 8.0% per annum and was secured by various mortgages, rents, and receivables.  The note matured on October 31, 2008 and was refinanced under a new note with Freedom Holding Inc. (“Holding”), the parent company of Freedom Financial, dated November 1, 2008.  As an inducement to refinance the note the Company issued Holding a warrant to purchase 20,000 shares of the Company’s $0.20 par value common stock at a price per share $8.25.  The warrant was exercisable at any time from November 1, 2008 through November 1, 2011.  The warrants expired November 1, 2011.  The Company accounted for the note as a debt refinance.

On April 25, 2011 the Company entered into a Modification, Assignment and Assumption Agreement with Holding.  Holding agreed to amend the note with Centers to release Centers from the obligations there under and accept Florida Gaming  Corp as the new borrower under the promissory notes.  Holding agreed to extend the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, and convert all interest payments to be paid in kind instead of in cash and to subordinate the obligations under the promissory notes to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instruments were substantially different than the old debt.   The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we  determined that the new debt was not a substantially different debt instrument.   The note was accounted for as a debt refinance.   At December 31, 2011, the Company owed Holding $1,767,490.  (See Form 8-K filed April 27, 2011)

In lieu of salaries for the Chairman, W. B. Collett, the Company paid a management fee to Freedom Financial Corporation (“Freedom”).  The Company has been unable to pay the management fees and has accrued management fees to Freedom of $780,000 for each of the years ended December 31, 2009 and December 31, 2010.  Freedom is controlled by the Company’s Chairman and the CEO at March 31, 2011.  The Company had accrued management fees of $1,560,000 during the years ended December 31, 2010 and December 31, 2009, and the Company had accrued management fees of $195,000 for the first quarter 2011.

On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Promissory Note with Freedom in the amount of $1,905,000 of which $1,755,000 was for accrued but unpaid consulting fees and $150,000 in accounts receivables from Freedom. Under the Promissory Note, (i) the indebtedness is subordinate to the obligations under the Credit Agreement, (ii) interest shall be paid-in-kind instead of in cash and (iii) the outstanding principal shall be due and payable in full on the date that is six (6) months after the maturity date under the Credit Agreement. (See Form 8-K filed April 27, 2011, Exhibit 10.5)

At December 31, 2011 the Company owed Holding $260,000 in dividends.

On June 15, 2011, the Company issued a Note Receivable to Freedom Holding, Inc. (“Holding”)  for $54,836, secured by the dividends due Holding on the Series F Preferred Stock, with an interest rate of 12%. Following the issuance of this Note, the Company and Centers disclosed the Note to the Administrative Agent and the enders.  The movement of funds from Centers to the Company and ultimately to Holding through the issuance of the Note was inconsistent with the terms of the Credit Agreement.  Following discussions among the parties, Holding repaid the Note and the Lenders consented to the issuance of the Note provided that Centers and the Company pay the Administrative Agent a consent fee in the amount of $377,000.00 (the “Consent Fee”).  The parties entered into the Letter Agreement on September 20, 2011. The Consent Fee was equal to the outstanding principal amount of the loan under the Credit Agreement multiplied by a rate per annum equal to 2% for the period beginning on June 15, 2011, the date of the Note, and ending on September 1, 2011, the date that Holding repaid the Note in full to the Company. (For further information refer to the 8-K filed on September 26, 2011)

On December 3, 2010 W. B. Collett, Jr., the Company’s CEO had advanced the Company $125,000 for operating expenses. With the closing of the Credit Agreement a Modification, Assignment and Assumption Agreement was made with Andrea S. Neiman and Centers (the “Neiman Modification Agreement”)whereby Ms. Neiman agreed to modify the original note in the amount of $125,000 to (i) release Centers from the obligations thereunder and accept the Company as the new borrower under the note, (ii) extend the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, (iii) at the Company’s option permit interest to be paid-in-kind instead of in cash and (iv) generally subordinate the obligations under the note to those under the Credit Agreement.

Item. 14  Principal Accountant Fees and Services

Audit Fees. For the year ended December 31, 2011 were $87,290 compared to $91,225 for the year ended December 31, 2010.

Audit-Related Fees. For the year ended December 31, 2011, were $4,300 compared to  audit-related fees were $4,300 for the year ended December 31, 2010. Audit-Related fees consisted of a review of 10-K and communications with audit committee.

Tax Fees. For corporation tax return preparation for the year ended December 31, 2011, the fees were $9,945 compared to $14,050 for the year ended December 31, 2010.

All Other Fees. Miscellaneous Fees for the year ended December 31, 2011 were $4,575 compared to $800 for the year ended December 31, 2010.

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

All of the services provided by King & Company, PSC and described above under the captions “Audit Fees,” were approved by our Audit Committee.

Item 15. Exhibits List and Reports on Form 8-K

Item 6.	Exhibits List and Reports on Form 8-K

3.1	Registrant’s Third Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 28, 2005, filed as reference 3.1 to the Registrant’s 2004 10-KSB, is incorporated herein by reference as Exhibit 3.1.
3.2	Registrant’s By-Laws as amended to date filed as Exhibit 3.5 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1998 are incorporated herein by reference as Exhibit 3.2.
4.1	Warrant Agreement, dated as of April 25, 2011, by and among Florida Gaming Corporation and the holders named therein, filed as reference 4.1 to Registrant’s 8-K filed April 27, 2011, is incorporated herein by reference as Exhibit 4.1.
4.2	Warrant Agreement, dated as of April 25, 2011, by and among Florida Gaming Centers, Inc., Florida Gaming Corporation as Guarantor and the holders named therein, filed as reference 4.2 to Registrant’s 8-K filed April 27, 2011incorporated herein by reference as Exhibit 4.2.
4.3	Registration Rights Agreement, dated as of April 25, 2011, by and among Florida Gaming Corporation and the holders named therein, filed as reference 4.3 to Registrant’s 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 4.3.
10.1	Credit Agreement, dated as of April 25, 2011, by and among Florida Gaming Centers, Inc., Florida Gaming Corporation, the lenders party thereto, and ABC Funding, LLC as Administrative Agent, filed as reference 10.1 to Registrant’s 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 10.1.
10.2	Modification Agreement, dated as of April 25, 2011 by and between Solomon O. Howell and James W. Stuckert and Florida Gaming Corporation, filed as reference 10.2 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.2.
10.3	Modification, Assignment and Assumption Agreement, dated as of April 25, 2011, by and among Freedom Holding, Inc., Florida Gaming Centers, Inc., and Florida Gaming Corporation, filed as reference 10.3 to Registrant’s 8-K filed April 27, 2011incorporated herein by reference as Exhibit 10.3.
10.4	Modification, Assignment and Assumption Agreement, dated as of April 25, 2011, by and among Andrea S. Neiman, Florida Gaming Centers, Inc., and Florida Gaming Corporation, filed as reference 10.4 to Registrant’s 8-K filed April 27, 2011 incorporated herein by reference as Exhibit 10.4.
10.5	Florida Gaming Corporation Promissory Note, dated as of April 25, 2011, in the amount of $1,905,000, filed as reference 10.5 to Registrant’s 8-K filed April 27, 2011 incorporated herein by reference as Exhibit 10.5.
10.6	Freedom Pledge Agreement, dated as of April 25, 2011, by and among William B. Collett, William B. Collett, Jr., Hurd Family Partnership, L.P. and ABC Funding, LLC. (Included as Exhibit H to Exhibit 10.1), filed as reference 10.1 to 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 10.6.
10.7	Employment Agreement, dated as of April 25, 2011, between Florida Gaming Centers, Inc. and W. Bennett Collett, Jr. filed as reference 10.7 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.7.
10.8	Employee Bonus Compensation Restriction Agreement, dated as of April 25, 2011, by and between W. Bennett Collett, Jr. and ABC Funding, LLC, filed as reference 10.8 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.8.
10.9	Employment Agreement, dated as of April 25, 2011, by and between Florida Gaming Centers, Inc. and Daniel J. Licciardi, filed as reference 10.9 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.9.
10.10	Consulting Agreement, dated as of April 25, 2011 by and between Freedom Financial Corporation and Florida Gaming Corporation (Included as Exhibit K to Exhibit 10.1), filed as reference 10.1 to Registrant‘s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.10.
10.13	Stock Subscription Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.5 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.13.
10.14	Stockholders Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.6 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.14.

10.15	Warrant Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.7 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.15.
10.16	Settlement Agreement as to Parcel No. 155 and Parcel No. 155TCE, dated February 3, 2009, by and between the Registrant and the County, filed as Exhibit 10.1 on Registrant’s Form 8-K dated April 6, 2009, and is incorporated herein by reference as Exhibit 10.16.
10.17	Promissory Note, entered into by the Registrant, the County and City National Bank of Florida on April 2, 2009, filed as Exhibit 10.2 on Registrant’s Form 8-K dated April 6, 2009 and is incorporated herein by reference as Exhibit 10.17.
10.18	Mortgage and Security Agreement, entered into by the Registrant, the County and City National Bank of Florida on April 6, 2009, filed as Exhibit 10.3 on Registrant’s Form 8-K dated April 6, 2009 and is incorporated herein by reference as Exhibit 10.18.
10.19	Registrant’s Amended and Restated Loan Agreement between Florida Gaming Centers, Inc. City National Bank of Florida, and Freedom Financial Corp, dated October 31, 2005, was filed as reference 10.9 to Registrant’s 2005 10-KSB, herein incorporated by reference as Exhibit 10.19.
10.20	Promissory Note, entered into by the Registrant, the County and City National Bank of Florida on June 16, 2011, was filed as reference 10.20 to Registrant’s June 30, 2011 10-Q, and is incorporated herein by reference as Exhibit 10.20.
10.21	Mortgage and Security Agreement, entered into by the Registrant, the County and City National Bank of Florida on April 6, 2009, was filed as reference 10.21 to Registrant’s June 30, 2011 10-Q, and is incorporated herein by reference as Exhibit 10.21.
10.23	Warrant Agreement entered into between the Registrant and Nurmi Properties, dated December 11, 2009, was filed as Exhibit 10.18 to an 8-k filed December 17, 2009 and is incorporated herein by reference as Exhibit 10.23.
10.30	Partnership Purchase Interest Agreement, dated October 14, 2010, filed as Exhibit10.30 to Registrant’s 10-Q dated November, 15, 2010 is incorporated herein by reference as Exhibit 10.30.
10.31	Assignment of Interest Agreement, between Florida Gaming Centers and W. Flagler Associates, dated October 14,2010, filed as Exhibit 10.31 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.31.
10.32	Assumption Agreement, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit10.32 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.32.
10.33	Escrow Agreement, between Mintzer Sarowitz Zeris Ledva & Meyers LLP, Florida Gaming Centers and West Flagler, dated October 14, 2010, filed as Exhibit10.33 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.33.
10.34	Legal opinion, dated October 14, 2010, filed as Exhibit10.34 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.34.
10.35	Legal opinion of seller, dated October 14, 2010, filed as Exhibit 10.35 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.35.
10.36	Secretary’s Certificate, dated October 14, 2010, filed as Exhibit10.36 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.36.
10.37	Sellers Certificate, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit 10.37 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.37.
10.38	Sellers Release, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit10.38 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.38.
14.0	Registrant’s Code of Ethics adopted by the Board of Directors on May 16, 2003, filed as Exhibit 14 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 14.0.
21.0	List of Registrant’s Subsidiaries as of December 31, 2004, filed as Exhibit 21 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 21.0.
31.1	Certification by Registrant’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
31.2	Certification by Registrant’s Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
32.1	Certification by Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.
101*	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (b) our Consolidated Statements of Operations for the Twelve Months ended December 31, 2011 and 2010, (c) our Consolidated Statements of Cash Flows for the Twelve Months ended December 31, 2011 and 2010 and (d) the Notes to such Consolidated Financial Statements.

* IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

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

FLORIDA GAMING CORPORATION

Date: March 30, 2012	By:	/s/ W. Bennett Collett, Jr.
W. Bennett Collett, Jr.
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ W. Bennett Collett, Jr.	CEO and Director	March 30, 2012
W. Bennett Collett, Jr.

/s/Daniel J. Licciardi	Ex. Vice President	March 30, 2012
Daniel J. Licciardi	and COO

/s/ Kimberly R. Tharp	Chief Financial Officer, Secretary	March 30, 2012
Kimberly R.Tharp	and Treasurer

/s/ W. Bennett Collett	Chairman of the Board of Directors	March 30, 2012
W. Bennett Collett

/s/ George W. Galloway, Jr.	Director	March 30, 2012
George W. Galloway, Jr.

/s/ William C. Haddon	Director	March 30, 2012
William C. Haddon

Audited Consolidated Financial Statements

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Florida Gaming Corporation and Subsidiaries

Miami, Florida

We have audited the accompanying consolidated balance sheets of Florida Gaming Corporation and Subsidiaries (“the Company”) (a Delaware Corporation) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida Gaming Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note P to the financial statements, the Company has experienced recurring losses from operations, cash flow deficiencies, and is in default of certain credit facilities, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note P. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Louisville, Kentucky

March 29, 2012

CONSOLIDATED BALANCE SHEETS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$37,297,676	$748,617
Accounts receivable, including ITW, net	247,974	130,862
Inventory	65,232	33,205
	37,610,882	912,684

PROPERTY, PLANT AND EQUIPMENT--Note I
Land	21,173,853	8,164,543
Buildings and improvements	9,956,996	9,904,404
Furniture, fixtures and equipment	1,806,740	1,951,584
Construction Work in Progress	29,767,905	-0-
	62,705,494	20,020,531
Less accumulated depreciation	(5,363,190)	(4,918,276)
	57,342,304	15,102,255

REAL ESTATE HELD FOR SALE--Note K	234,000	234,000

OTHER ASSETS--Note J	10,260,557	396,986

	$105,447,743	$16,645,925

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS--CONTINUED

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

	December 31,
	2011	2010

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Unclaimed winnings	$88,704	$97,028
Accrued payroll and related expenses	741,842	607,206
Accounts payable and accrued expenses	24,213,881	8,996,129
Related party payables--Note F	-0-	1,685,000
Current portion of long-term debt--Note H	87,878,865	7,510,148
Deferred rental income--Note J	-0-	225,000
	112,923,292	19,120,511

LONG-TERM DEBT (less current portion)--Note H	19,861,036	2,686,594

STOCKHOLDERS' EQUITY--Notes B and C
Class A cumulative convertible preferred stock; 1,200,000 shares authorized; 27,756 shares issued and outstanding in 2011 and 2010; aggregate 2011 liquidation preference of $352,842	2,776	2,776

Series AA 7% cumulative convertible preferred stock; 5,000 shares authorized; 5,000 shares issued and outstanding in 2011 and 2010; aggregate 2011 liquidation preference of $6,137,500	500	500

Series B cumulative convertible preferred stock; 50 shares authorized; 45 shares issued and outstanding in 2011 and 2010; aggregate 2011 liquidation preference of $103,952	5	5

Series F 8% cumulative convertible preferred stock; 2,500 shares authorized; 1,000 and 2,000 shares issued and outstanding in 2011 and 2010, respectively; aggregate 2011 liquidation preference of $1,401,703	100	200

Common stock, $.20 par value, 7,500,000 shares authorized; 4,037,293 and 3,888,959 shares issued and outstanding in 2011 and 2010, respectively	807,459	777,792
Capital in excess of par value	50,690,668	50,635,532
Accumulated deficit	(78,838,093)	(56,577,985)
	(27,336,585)	(5,161,180)
	$105,447,743	$16,645,925

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2011 and 2010

	2011	2010

JAI-ALAI MUTUEL REVENUE	$4,435,099	$4,114,550
Less Florida State pari-mutuel taxes incurred--Note D	(733,516)	(665,166)
Less simulcast guest commissions	(1,126,740)	(1,262,989)
INTER TRACK MUTUEL COMMISSIONS	1,044,235	1,806,527
Net Pari-Mutuel Revenue	3,619,078	3,992,922

ADMISSION INCOME, net of State taxes incurred	-0-	8,704
PROGRAM REVENUE	28,422	101,535
FOOD AND BEVERAGE	432,203	654,115
CARD ROOM REVENUE	3,274,118	4,463,383
RENTAL INCOME	705,000	-0-
OTHER	59,393	102,758
TOTAL OPERATING REVENUE	8,118,214	9,323,417

OPERATING EXPENSES
Advertising and promotions	244,356	213,293
Operating and mutuels payroll and related costs	3,835,550	3,834,917
Player payroll and related costs	2,395,858	2,185,851
Food and beverage costs	377,738	545,165
Repairs and maintenance	225,902	193,241
Totalizator/teleview rent--Note G	128,936	278,066
ITW and television costs	606,975	616,467
Programs	14,176	129,702
Card room payroll and related costs	899,940	1,199,356
Other card room operating costs	692,922	844,068
Depreciation and amortization	456,246	457,559
Utilities	415,599	403,523
Miscellaneous	1,281,377	896,192
TOTAL OPERATING EXPENSES	11,575,575	11,797,400

(CONTINUED)

 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS--CONTINUED

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2011 and 2010

	2011	2010

GENERAL AND ADMINISTRATIVE
Executive payroll and related costs	$702,228	$577,153
Stock options--Note C	84,703	19,782
Directors' fees	48,000	60,000
Management consulting--Note F	195,000	780,000
Telephone and travel	258,883	337,916
Professional fees	785,188	613,747
Interest and financing costs--Note H	11,232,231	1,519,004
Property taxes	328,810	484,583
Insurance	993,608	705,800
	14,628,651	5,097,985
LOSS FROM OPERATIONS	(18,086,012)	(7,571,968)

OTHER INCOME (LOSS)
Interest and dividend income	3,019	3,604
State tax credits on handle and admissions--Note D	136,403	817,489
Gain on sale of Summer Jai-Alai--Note J	-0-	1,907,509
Legislative initiatives--Note G	(3,550,000)	-0-
Loss on Disposal of Real Estate – Note H	(267,785)	-0-
	(3,678,363)	2,728,602

NET LOSS BEFORE INCOME TAX	(21,764,375)	(4,843,366)
Income Taxes	-0-	-0-
NET LOSS	(21,764,375)	(4,843,366)

Dividends on preferred stock	(495,734)	(539,030)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(22,260,109)	$(5,382,396)

Loss per common share – Basic	$(5.61)	$(1.38)
Loss per common share – Diluted	$(5.61)	$(1.38)

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the two years ended December 31, 2011

	Class A		Series AA		Series B		Series F
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital in
	Par Value $.10		Par Value $.10		Par Value $.10		Par Value $.10		Par Value $.20		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Deficit

Balances at January 1, 2010	27,756	$2,776	5,000	$500	45	$5	2,000	$200	3,888,959	$777,792	$50,615,750	$(51,195,589)

Dividends on Series F preferred stock ($80/share)												(160,000)

Dividends on Series A preferred stock ($.90/share)												(24,980)

Dividends on Series B preferred stock ($90/share)												(4,050)

Dividends on Series AA preferred stock ($70/share)												(350,000)

Stock warrants issued											5,630

Stock options extended											14,152

Net loss for the year												(4,843,366)

BALANCES AT DECEMBER 31, 2010	27,756	$2,776	5,000	$500	45	$5	2,000	$200	3,888,959	$777,792	$50,635,532	$(56,577,985)

(CONTINUED)

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY--CONTINUED

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the two years ended December 31, 2011

	Class A		Series AA		Series B		Series F
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital in
	Par Value $.10		Par Value $.10		Par Value $.10		Par Value $.10		Par Value $.20		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Deficit

Balances at January 1, 2011	27,756	$2,776	5,000	$500	45	$5	2,000	$200	3,888,959	$777,792	$50,635,532	$(56,577,985)

Dividends on Series F preferred stock ($80/share)												(116,703)

Dividends on Series A preferred stock ($.90/share)												(24,980)

Dividends on Series B preferred stock ($90/share)												(4,050)

Dividends on Series AA preferred stock ($70/share)												(350,000)

Common Stock Conversion							(1,000)	(100)	148,334	29,667	(29,567)

Stock options extended											84,703

Net loss for the year												(21,764,375)

BALANCES AT DECEMBER 31, 2011	27,756	$2,776	5,000	$500	45	$5	1,000	$100	4,037,293	$807,459	$50,690,668	$(78,838,093)

 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

For the years ended December 31, 2011 and 2010

	2011	2010
OPERATING ACTIVITIES
Net loss	$(21,764,375)	$(4,843,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,508,610	472,284
Stock options and warrants	84,703	19,782
(Increase) decrease in inventory	(32,027)	10,289
(Increase) decrease in accounts receivable	(117,112)	103,812
Increase in other assets	(7,447,267)	(35,107)
(Gain) loss on disposal of assets	267,785	(1,907,509)
Decrease in unclaimed winnings	(8,324)	(65,322)
Increase in accounts payable and accrued expenses	16,197,339	4,415,789
NET CASH USED IN OPERATING ACTIVITIES	(11,310,668)	(1,829,348)

INVESTING ACTIVITIES
Purchases of property and equipment	(31,198,403)	(1,132,473)
Proceeds from sale of Summer Jai Alai	-0-	2,000,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(31,198,403)	867,527

FINANCING ACTIVITIES
Proceeds from issuance of debt	84,520,000	1,435,000
Repayment of debt	(5,460,251)	(528,818)
Dividends paid	(1,619)	(15,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	79,058,130	891,182

NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS	36,549,059	(70,639)

Cash and cash equivalents at beginning of period	748,617	819,256

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,297,676	$748,617

SUPPLEMENTAL DISCLOSURES
Interest Paid	$9,293,753	$394,057
Interest Capitalized	$1,173,066	-0-
Noncash financing costs	$3,480,000	-0-
Noncash purchase of land	$12,054,344	-0-
Real Estate transferred in satisfaction of debt	$344,443	-0-

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Florida Gaming Corporation (“the Company”) operates live jai-alai games at frontons in Ft. Pierce, and Miami, Florida through its Florida Gaming Centers, Inc. subsidiary (“Centers”). The Company also conducts intertrack wagering (“ITW”) on jai-alai, horse racing and dog racing from its facilities. In addition, the Company operates Tara Club Estates, Inc. (“Tara”), a residential real estate development and commercial project located near Atlanta in Walton County, Georgia (See Note K). Approximately 44.6% of the Company's common stock is controlled by the Company's Chairman either directly or beneficially through available stock options and his ownership of Freedom Holding, Inc. (“Holding”), a closely held investment company.

Basis of Presentation: These consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions have been eliminated. Certain 2010 amounts have been reclassified to conform with the 2011 presentation.

Going Concern: The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The attainment of sustainable profitability and positive cash flow from operations is dependent on certain future events. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty (See Notes P and Q).

Development of Casino: On April 25, 2011, the Company secured financing to expand the Miami facilities to include slot machines. On May 12, 2011, the Company received a license from the State of Florida to begin Class III- “Vegas Style” slot machine operations at Miami Jai-Alai. The Company broke ground on May 18, 2011 on the casino addition at Miami Jai-Alai. Miami Jai-Alai has undergone substantial renovations featuring a casino floor accommodating approximately 1,000 slot machines, new card room featuring poker and dominoes, and new food and beverage facilities. The main auditorium will receive upgrades making it more conducive for entertainment as well as live jai-alai. The addition is approximately 35,000 square feet and is joined with the existing facility to provide approximately 45,000 square feet of casino floor as well as “back of house” support offices. The facility has approximately 1,500 surface parking spaces. (See Note Q.)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets as follows:

Buildings	39 years
Land and building improvements	15 years
Furniture and equipment	5-7 years
Automobiles	5 years

Long-lived Assets: The Company's investment in its residential and commercial property is carried at cost. The Company evaluates the carrying value of its real estate development and other long-lived assets, including property, plant and equipment, annually under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 360, “Plant, Property, and Equipment” and ASC Topic 970 “Real Estate.”

Accounts Receivables: In the ordinary course of business, the Company maintains accounts receivable from other gaming facilities (ITW receivables). Past due status is based on contractual terms. Receivables are charged off after 90 days if not being actively collected.

Bad Debt Reserve: The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company’s estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables. The Company estimated no reserve necessary at December 31, 2011 or 2010. There was no activity in the allowance during 2011 or 2010.

Slot License: On May 12, 2011, the Company paid $2,750,000 and obtained a license from the state of Florida to begin slot machine operations. The license, which is valid through May of 2012, will be amortized on a straight line basis over the period that the casino is operational.

Inventory: The Company's inventory, consisting of food and beverage products, souvenirs and casino inventory is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded cost at December 31, 2011.

Other Comprehensive Income: The Company follows the provisions of ASC Topic 220, “Comprehensive Income.” The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income in 2011 and 2010.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. Unclaimed winnings (outs) totaled $88,704 and $97,028 at December 31, 2011 and 2010, respectively.

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

December 31, 2011 and 2010

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

The Company follows ASC Topic 740, “Income Taxes” regarding accounting for income tax uncertainties. ASC Topic 740 states that a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company maintained no net tax assets at December 31, 2011 and 2010 (see Note D).

It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for all years prior to and including 2007.

Income (Loss) Per Common Share: Basic income (loss) per common share is determined by dividing income (loss), less required dividends on preferred shares ($495,734 and $539,030 in 2011 and 2010, respectively), by the weighted average number of shares of common stock outstanding. Diluted income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options and warrants assuming proceeds are used to repurchase shares pursuant to the treasury stock method plus the weighted average number of shares that would be issued if holders of the Company’s preferred stock converted those shares to common stock using the “if converted” method, unless the use of such methods would be anti-dilutive.

The weighted average number of shares outstanding used in the calculation of both basic and diluted net loss per common share was 3,969,239 and 3,888,959 for 2011 and 2010, respectively.

Options and warrants to purchase 906,250 and 995,625 shares of the Company’s common stock were outstanding on December 31, 2011 and 2010, respectively. None of the shares subject to option at December 31, 2011 or 2010, net of forfeitures, were included in the computation of diluted loss per common share for either year because their effect would have been antidilutive. Outstanding options and warrants are discussed further in Note C.

Advertising Costs: Advertising costs are expensed as incurred.

Stock Options: The Company accounts for all employee stock-based compensation in accordance with ASC Topic 718, “Stock Compensation,” which requires that equity instruments issued as compensation be measured at fair value (See Note C).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

Compensated Absences: The Company has not accrued compensated absences for the years ending December 31, 2011 and 2010 because the amounts cannot be reasonably estimated.

Subsequent Events: The Company adopted the provisions of SFAS No. 165, “Subsequent Events” (SFAS 165), during the year ended December 31, 2009. SFAS 165, as incorporated into ASC Topic 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and through the date financial statements are issued. The Company evaluated all events or transactions that occurred after December 31, 2011 through March 30, 2012, the date these financial statements were issued.

Effect of Implementing Recently Issued Accounting Standards: In January 2010, the Financial Accounting Standards Board (the “FASB”) amended ASC Topic 820 “Improving Disclosures about Fair Value Measurements.” This amendment provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This amendment is effective for reporting periods beginning after December 15, 2010 with the exception of disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective after December 15, 2010. The adoption of this amendment is not expected to have a material effect on the Company’s financial statements.

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

In May 2011, the FASB issued an accounting standards update that is intended to align the principles for fair value measurements and the related disclosure requirements under GAAP and IFRS. From a GAAP perspective, the updates are largely clarifications and certain additional disclosures. The effective date for this update is for years, and the interim periods within those years, beginning after December 15, 2011. This update is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued an accounting standards update that will require items of net income, items of other comprehensive income (“OCI”) and total comprehensive income to be presented in one continuous statement or two separate but consecutive statements. This will make the presentation of items within OCI more prominent. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. The effective date for this update is for years, and the interim periods within those years, beginning after December 15, 2011. This update is not expected to have a material impact on the Company’s financial statements.

In September 2011, the FASB issued Update No. 2011-08, “Testing Goodwill for Impairment,” which amends Accounting Standards Codification 350 “Intangibles – Goodwill and Other.” This update permits entities to make a qualitative assessment of whether a reporting unit’s fair value is, more likely than not, less than its carrying amount. If an entity concludes it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the entity is not required to perform the two-step impairment test for that reporting unit. The update is effective for annual interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This update is not expected to have a material impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE B--PREFERRED STOCK

Class A Preferred: The Company's Class A Preferred Stock provides annual dividends at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The Company has declared and paid or accrued the required dividends for 2011 and 2010. Accrued dividends on the Class A preferred stock totaled $75,282 ($2.71 per share) and $51,922 ($1.87 per share) at December 31, 2011 and 2010, respectively.

Each share of Class A Preferred Stock is convertible into .1125 shares of common stock at the holder's option.

During the years ended December 31, 2011 and 2010, no shares of Class A Preferred Stock were converted. The Class A Preferred is redeemable at the option of the Company at $10.60 per share. In the event of dissolution, the holders of Class A Preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

Series AA Preferred: The Company’s 5,000 shares of Series AA cumulative convertible preferred stock, $.10 par value (the “Series AA Preferred Stock”), provides annual dividends at the rate of 7% of the shares’ stated value. The stated value per share is equal to $1,000 (as adjusted for any stock dividends, combinations or splits). The Company has declared and paid or accrued the required dividends for 2011 and 2010. Accrued dividends on the series AA Preferred stock totaled $1,137,500 ($227.50 per share) and $787,500 ($157.50 per share) at December 31, 2011 and 2010, respectively.

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

December 31, 2011 and 2010

NOTE B--PREFERRED STOCK--CONTINUED

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

Class B Preferred: The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration received by the Company upon initial issuance of each share of the Series B stock was $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. The required Series B dividends were declared and accrued during 2011and 2010. Accrued dividends on the Series B stock totaled $58,952 ($1,310 per share) and $54,903 ($1,220 per share) at December 31, 2011 and 2010, respectively.

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

The Series F shares are held by related parties of the Company. One thousand and two thousand Series F shares were outstanding at December 31, 2011 and 2010. During the year ended December 31, 2011, 1,000 shares of Class F Preferred Stock were converted to 148,334 shares of the Company’s Common Stock. The required Series F dividends were declared and paid or accrued during 2011 and 2010. The 1,000 converted shares had accrued dividends of $141,703. Accrued dividends on the outstanding 1,000 and 2,000 shares of Series F Preferred shares totaled $260,000 ($260.00 per share) and $285,000 ($142.50 per share) at December 31, 2011 and 2010, respectively.

The Class A Preferred Stock, the Series AA Preferred Stock, the Series B Preferred Stock and the Series F Preferred Stock are all equal in rank with respect to the payment of dividends and the distribution of assets upon liquidation of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE C--STOCK OPTIONS AND WARRANTS

The Company maintains a Master Stock Option Plan, last amended July 31, 2006, which encompasses the following stock option plans: Stock Incentive Plan, Nonqualified Stock Option Plan, Officers and Directors Stock Option Plan, and Advisors and Consultants Stock Option Plan. Each stock option plan governs the administration, participation and other terms and conditions of option agreements under the plan.

On July 10, 2006 the Company issued a total of 473,125 options at $17.00 per share with an expiration of July 10, 2012; 33,000 options were issued to key employees, 325,000 options were issued to Freedom Financial Corporation (“Freedom”) and 115,125 options were granted to executive employees and directors. On July 3, 2008, the Company re-priced all 473,125 options issued on July 10, 2006 from an exercise price of $17 per share to $12 per share.

On July 11, 2006, the Company issued 362,500 options to executive employees and a director at $17.00 per share with an expiration of July 11, 2009. On July 3, 2008, the Company re-priced all 362,500 of these options to $12 per share. On August 26, 2008, the Company re-priced all 835,625 options issued on July 10 and 11, 2006 from $12 per share to $8.25 per share. On July 11, 2011 and 2010, the Company extended the 362,500 options originally issued on July 11, 2006 to certain executive employees and directors. The amended agreement provided the option holders a one year extension on the option term at a price of $8.25 per share. The Company recognized total stock based compensations expense of $84,703 and $14,152 for the year ended December 31, 2011 and 2010 due to this amendment. The amendment affected two employees and two directors. Freedom Holding, Inc. (“Holding”), a related party controlled by the Company’s chairman, with additional ownership maintained by the Company’s CEO, held 325,000 of these options; an executive officer of the Company held 17,500 of these options; and the remaining 20,000 options are held by a director of the Company.

The Company’s Chairman and the CEO maintain ownership interest in Holding and Freedom. In January, 2008 Freedom transferred 10,000 of the 325,000 options issued to it in July, 2006 to a third party. On March 11, 2008 Freedom transferred its remaining 315,000 options in the form of a dividend to Holding. Additionally on March 11, 2008, the Company’s Chairman and the CEO both transferred all options in their possession to Holding. Holding recorded these transfers from the Company’s Chairman, and the CEO as capital contributions.

On January 21, 2008, the Company granted to Florida Marketing Ventures, LLC (“Ventures”), an option (the “Option”) under the Company’s Advisors and Consultants Stock Option Plan (the “Plan”), to purchase up to 20,000 shares of $.20 par value common stock of the Company at an option price of $30.00 per share. These options expired January 29, 2010.

On October 31, 2008, the Company’s debt with Freedom matured and was subsequently refinanced with a $1,322,574 note payable issued November 1, 2008 to Holding. As an inducement to refinance the note, the Company issued Holding a warrant to purchase 20,000 shares of the Company's $0.20 par value common stock at a price per share of $8.25. The warrant was exercisable at any time from November 1, 2008 through November 1, 2011. These warrants expired November 1, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE C--STOCK OPTIONS AND WARRANTS--CONTINUED

On June 26, 2008 the Company borrowed $1,000,000 from Mr. James Stuckert (“Stuckert”) with an interest rate of Wall Street Journal prime plus three percent. As inducement to Stuckert to make the loan, the Company issued a warrant to purchase 20,000 shares of the Company’s $.20 par common stock with an exercise price of $12.50 per share. The warrant is exercisable at any time from June 26, 2008 through June 26, 2013. The number of shares of common stock issuable upon the exercise of the warrant and the exercise price are subject to adjustment upon certain events including: dividend or distribution of common stock or other securities, stock splits or combinations, stock reclassification or reorganization, and merger, consolidation or sale of assets. On October 7, 2008 the Company re-priced the Stuckert warrant issued in association with this loan from an exercise price of $12.50 per share to $8.25 per share.

On August 14, 2009, the Company entered into a Memorandum of Agreement (the “Agreement”) with Solomon O. Howell (“Howell”) and Stuckert and collectively the (“Lenders”) which allowed the Company to borrow up to $1,000,000 from the Lenders (see Note H). The Agreement was amended on October 7, 2009 with a provision which granted to each of the Lenders warrants to acquire up to 20,000 (40,000 total) shares of the Company’s $.20 par common stock at a price of $6.00 per share. The warrants are exercisable at any time from October 7, 2009 through October 7, 2012. The number of shares issuable upon the exercise of the warrants are subject to adjustment upon certain events including: dividend or distribution of common stock or other securities, stock splits or combinations, stock reclassification or reorganization, and merger, consolidation or sale of assets.

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

The warrant was exercisable at any time from December 11, 2009 through December 11, 2011. The warrants expired December 11, 2011.

On August 17, 2010, the Company issued Mr. Steven Craig 30,000 options at $6.00 per share with an expiration of December 11, 2011. The warrants were issued for his consulting services and his efforts to assist the Company in securing long term financing. These warrants expired December 11, 2011.

Credit Agreement: On April 25, 2011, Florida Gaming Corporation (the “Company”) entered into a credit agreement (the “Credit Agreement” or “Term Loan”) between its wholly owned subsidiary, Florida Gaming Centers, Inc. (“Centers”) and a syndicate of unaffiliated third party lenders (the “Lenders”) with ABC Funding, LLC, as Administrative Agent for the Lenders. Innovation Capital, LLC served as exclusive Financial Advisor to the Company and Placement Agent on the debt financing.

The Company used the net proceeds from the Term Loan to fund capital expenditures and for working capital and general corporate purposes. The capital expenditures encompass an expansion project at the Company’s Miami Jai-Alai fronton, which included the development of a casino floor featuring approximately 1,000 new slot machines that will complement existing poker tables; upgraded food, beverage service and entertainment amenities; a renovated Jai-Alai venue; and approximately 1,500 surface parking spaces (the “Project” or “The Casino at Miami Jai-Alai”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE C--STOCK OPTIONS AND WARRANTS--CONTINUED

In addition to providing funds to develop the Project, including adequate reserves for interest payments and contingencies during construction, a portion of the Term Loan proceeds were used to repay approximately $8.8 million of existing debt and other payables, provided certain gaming licenses are obtained before such repayment.

At the closing, the Lenders received warrants, with a $0.01 exercise price, currently equal to 35% (the “Base Percentage”) of the stock in Centers (the “Centers Warrants”) and such percentage may increase depending on the number of slot machines that may become operational at a competing facility in the future. The Base Percentage shall increase by one one-hundredth percent (0.01%), up to a maximum of 10.0%, for each slot machine made available for gaming at Hialeah Park Race Track at any time while the Centers Warrants are outstanding (the “Hialeah Increase”). Centers may have the ability to reduce the Hialeah Increase by up to one-half, depending on actual financial performance in the future exceeding certain thresholds, by paying the Lenders an aggregate of $500,000 for each percentage point it wishes to deduct from the “Trigger Event”, which is defined to include the following: (a) the maturity date of the Term Loan; (b) the date upon which the Term Loan is repaid in full (the “Repayment Date”); (c) a change of control in Centers; (d) the commencement of bankruptcy proceedings (or any similar action or insolvency event) by Centers; and (e) if the maturity date of the Term Loan or the Repayment Date occurs prior to the fifth anniversary of the opening date of The Casino at Miami Jai-Alai (the “Opening Date”), then each anniversary of the Opening Date occurring after the Repayment Date and on or prior to the fifth anniversary of the Opening Date.

In addition, at the closing, the Lenders received warrants in the Company currently equal to 30.0% of its fully diluted common equity ownership (the “Company Warrants” and collectively with the Centers Warrants, the “Warrants”). The Company Warrants have a $25 exercise price; however, if (i) the Lenders’ construction consultant determines that Centers will need to access any amount of a $3.0 million completion guarantee (thus representing that the Project is “Out of Balance”), which has been funded by the Term Loan, to complete the Project on time and on budget and (ii) the Company and Centers have not raised new equity to replace the $3.0 million completion guarantee and thereby cancel the Company Warrants at any time from the closing until 30 days after the Project is determined to be Out of Balance, the Company Warrants shall become exercisable at $0.01. If the Company is successful at raising new equity to replace the completion guarantee, the $3.0 million shall be used to prepay the Term Loan at par upon receipt of such proceeds. Similarly, if the Company is able to complete the Project on time without going Out of Balance, the completion guarantee will be canceled upon the Opening Date and the $3.0 million shall be used to prepay the Term Loan at par and the Company Warrants will be cancelled.

The Company did not account for the warrants at the time of issuance because of the contingencies on the warrants becoming exercisable for either Centers or the Company. The Company warrants will only be valid if the Company needs to access any of amount of the $3.0 million completion guarantee which was funded by the Term Loan to complete the project on time. Even then the Company would have the right to raise new equity to replace the completion guarantee and the warrants would be canceled. The Company does not anticipate accessing any amount of the $3.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE C--STOCK OPTIONS AND WARRANTS--CONTINUED

The Centers’ Warrants were evaluated not only on the contingencies associated with the warrants but the ability to determine the fair value of any potential liability. Centers is not publically traded and once a Trigger Event occurs, the Credit Agreement specifically dictates how the value (if any) of Centers is to be determined. In evaluating any potential liability due to the warrants the financial condition of Centers was reviewed. The fair value (if any) of the Center Warrants cannot be reasonably estimated and there was not a reportable liability.

A copy of the Credit Agreement, the Centers Warrant Agreement, the Company Warrant Agreement and the Registration Rights Agreement are included as Exhibits 10.1, 4.1, 4.2 and 4.3, respectively, to the April 25, 2011 Form 8-K.

The following table summarizes options and warrants issued or amended by the Company during the years ended December 31, 2011 and 2010.

Date of Grant	Number of Options/ Warrants	Grantee	Vesting Period: Grant Date Through	Con-tractual Term in Years	Grant Price	Fair Value of Stock on Grant Date

July 11, 2006	362,500	Executive	50%-12/31/06	3	$17.00	$13.30
July 3, 2008	reprice	Employees	50%-07/01/07		$12.00	$10.00
August 26, 2008	reprice	and			$8.25	$6.25
July 11, 2009	Extended	Directors		1	$8.25	$7.00
July 11, 2010	Extended			1	$8.25	$3.90
July 11, 2011	Extended			1	$8.25	$4.97
August 17, 2010	30,000	Craig	12/11/11	1.3	$6.00	$4.00

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

The assumptions used during 2011 and 2010 to value the Company's stock options and warrants were as follows:

Date of Grant	Number of Options	Risk-Free Rate	Expected Forfeitures	Expected Volatility	Expected Term (in years)	Expected Dividends

July 11, 2010	362,500	0.30%	50.00%	49.37%	1	None
August 17, 2010	30,000	0.26%	50.00%	49.37%	1.3	None
July 11, 2011	362,500	0.17%	50.00%	62.90%	1	None

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE C--STOCK OPTIONS AND WARRANTS--CONTINUED

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual/Term	Aggregate Intrinsic Value

Outstanding, beginning of year	995,625	$8.46	1.14	-0-
Granted	362,500	8.25
Exercised	-0-
Forfeited	-0-
Expired	451,875	7.95

Outstanding, end of year	906,250	$8.63	.56	-0-

Options and warrants exercisable, end of year	906,250	$8.63	.56	-0-

Fully vested share options, end of year	906,250	$8.63	.56	-0-

A summary of the status of the Company's nonvested shares as of December 31, 2011 and changes during the year ended December 31, 2011, is presented below.

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2011	-0-	-0-
Granted	362,500	$ 0.23
Vested	(362,500)	$ 0.23
Forfeited	-0-	-0-
Nonvested at December 31, 2011	-0-	-0-

The number of shares of common stock reserved for issuance upon the exercise of fixed conversion rights, options and warrants were 1,541,325 and 1,738,212 at December 31, 2011 and 2010, respectively.

During 2011 and 2010, no options were exercised.

The weighted average grant date fair value of options and warrants granted during the years 2011 and 2010 was $0.23 and $0.05, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE D--TAXES ON INCOME, HANDLE AND ADMISSIONS

At December 31, 2010, the Company had tax net operating loss (NOL) carryforwards of approximately $24,776,000 available to offset future taxable income. These NOL carryforwards expire twenty years from the year in which the losses were incurred or at various intervals through fiscal 2030.

At December 31, 2011, the Company had tax net operating loss (NOL) carryforwards of approximately $42,797,815 available to offset future taxable income. These NOL carryforwards expire twenty years from the year in which the losses were incurred or at various intervals through fiscal 2030.

Any deferred tax assets arising from differences from taxable income and financial reporting income are deemed to be offset by an allowance in an equal amount due to the uncertainty of future taxable income.

The components of the Company’s deferred tax asset/liability are as follows:

	2011	2010

Deferred tax asset:
Net operating loss carryforwards	$14,551,257	$8,423,974
Alternative minimum tax credit carryforward	3,189	3,189
Real estate valuation reserve	8,863	8,863
Stock options	251,063	222,264
Charitable contributions	16,878	16,621
Total deferred tax assets	14,831,250	8,674,911
Deferred tax liability:
Difference in depreciation methods	(67,087)	(88,429)
Net deferred tax asset before valuation allowance	14,764,163	8,586,482
Less: Valuation allowance	(14,764,163)	(8,586,482)

Net deferred tax assets	$-0-	$-0-

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

As of December 31, 2011, unused credits available for recovery under the permit held by Miami Jai-Alai and Summer Jai-Alai totaled $2,353,301 and $1,220,208, respectively.

Pari-mutuel taxes incurred and tax credits utilized reflected in the 2011 and 2010 Statement of Operations include $273,345 and $302,148, respectively, related to Miami Jai-Alai operations.

Pari-mutuel taxes incurred and tax credits utilized reflected in the 2011 and 2010 Statement of Operations include $240,058 and $-0-, respectively related to Summer Jai-Alai operations. (See Note J.)

NOTE E--RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching. The Company’s costs for matching employee contributions totaled $38,300 and $35,300 during 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

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

The Company expensed $780,000 in both 2010 and 2009 to Freedom Financial Corporation for the management services of the Company’s Chairman and CEO. None of these fees were paid in either year and at December 31, 2010 there remained $1,560,000 accrued for these services on the accompanying balance sheet. Additionally, the Company maintained $222,417 in accounts payable to Freedom Financial Corporation at December 31, 2010. On April 25, 2011, the Company entered into a promissory note with Freedom in the amount of $1,905,000 due and payable on October 25, 2016, in part for payment of these accrued services (see Note H).

On April 25, 2011, the Board of Directors of the Company promoted W. Bennett Collett, Jr. (“B. Collett”) from President and Chief Operating Officer of the Company and Centers to President and Chief Executive Officer of the Company and Centers.

In connection with B. Collett’s promotion, he entered into an employment agreement with Centers, which generally provides for the following: (i) an initial term beginning on March 31, 2011 and ending on December 31, 2016, with automatic 12-month extensions thereafter unless earlier terminated, (ii) an annual base salary of $300,000 and (iii) subject to the discretion of the Board of Directors, an annual bonus beginning in calendar year 2012 not to exceed 50% of the base salary. In addition, Mr. Collett entered into an Employee Bonus Compensation Restriction Agreement (the “Restriction Agreement”) with the Administrative Agent, which restricts the bonus payments that may be made under the B. Collett Employment Agreement upon the occurrence of an event of a default or default under the Credit Agreement.

In connection with B. Collett’s promotion, Mr. W.B. Collett, Sr. (“W. Collett”) retired as Chief Executive Officer of the Company, but will continue in his roles as Chairman and a Director of the Company. Mr. W. Collett will also provide consulting services to the Company on a going-forward basis through Freedom Financial under a Consulting Agreement between Freedom and the Company (the “Freedom Consulting Agreement”). The Freedom Consulting Agreement is for a term beginning on April 25, 2011 and ending on December 31, 2017 and provides for fees paid by the Company to Freedom in an amount that may vary between $300,000 and $450,000 annually, depending on the financial performance of the Company. The Freedom Consulting Agreement generally provides that (i) the maximum number of hours of consulting work that Freedom may cause W. Collett to perform for the Company is 500 hours, (ii) any compensation under the Freedom Consulting Agreement is subject to certain representations, warranties and covenants made under the Credit Agreement is subject to certain representations, warranties and covenants made under Credit Agreement, (iii) and the Freedom Consulting Agreement may be terminated by either party without cause upon 90 days written notice.

Reference is made to Note H regarding the Chairman’s guarantee of the Company’s debt with Freedom Financial Corporation and the related compensation to the Chairman.

On December 3, 2010, the Chairman W. Collett advanced the Company $125,000 for operations. The liability was recorded in 2010 as “Related party payables” on the balance sheet. The note has since been purchased by Andrea S. Neiman, a third party, and is now included as debt to the Company (see Note H).

On June 15, 2011, the Company loaned Freedom Holding, a related party, $54,836. Freedom Holding repaid the note on September 20, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE G--COMMITMENTS AND CONTINGENCIES

Leases: The Company rents totalizator equipment (Scientific Games now Sportech) at each fronton under operating leases. The totalizator leases required a minimum annual rental at the Miami and Ft. Pierce locations through October 31, 2008, but are subsequently being leased on a month-to-month basis. Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance. Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2011 and 2010 was approximately $129,000 and $278,000, respectively.

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

Concentration of Deposits: The Company maintains significant cash balances in demand deposit accounts that are non interest bearing accounts. All funds in a “noninterest-bearing transaction account” are insured in full by the Federal Deposit Insurance Corporation from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.

Dependence on One Vendor: The Company depends on Sportech, a leading supplier of pari-mutuel wagering systems, to provide the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data accurately and in a secure manner. If Sportech failed to properly maintain their computer systems and software, it could affect the security of wagering and the Company’s ability to serve its customers.

Settlement Agreement with Miami-Dade County: On January 6, 2009, Florida Gaming Corporation agreed to acquire a total of 10.982 acres of property from Miami-Dade County in exchange for a right-of-way of .492 acres to be used by the Miami-Dade Metro Rail, an overhead light rail system. The total purchase price of the acreage (10.982) was $16,742,145. On April 6, 2009 Florida Gaming completed Phase I of its two-phase acquisition of the 10.982 acres of property from Miami-Dade County.

On June 16, 2011, the Company completed Phase II of the purchase of the approximately 8.67 remaining acres for $13,393,716. Phase II was to close no later than 60 days after the United States Corps of Engineers released the property free and clear of environmental contamination. The Corp of Engineers released the property free and clear of environmental contamination and on June 16, 2011, the Company and the County consummated the final closing on the remaining 8.67 acres of the undeveloped property. At the final closing, the Company made a down payment of $1,339,371, representing 10% of the purchase price of the remaining 8.67 acres, and the County issued a new promissory note for $12,054,344 (the “Note”) representing the remaining amount owed by the Company on the 8.67 acres of Undeveloped Property which were the subject of the Final Closing. The Note is for 15 years, with an interest rate of 7.25%. The Company deferred its payments until the earlier of September 15, 2012, or the date upon which slot machine operations are initiated by the Company. A lump sum payment shall be due at the close of the Initial Deferred Payment Period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE G--COMMITMENTS AND CONTINGENCIES--CONTINUED

The agreement required street closure resolutions to be presented to the County Board as a condition to the final closing, the rejection of which resolutions had the potential of decreasing the purchase price of the undeveloped property. In accordance with the agreement, the street closure resolutions were presented to the County Board before the final closing, and the County Board approved the street closure resolutions on July 7, 2011. Because the County Board adopted the street closure resolutions and there was no mayoral veto by July 17, 2011, there was no adjustment to the purchase price.

Following the County Board’s vote to close 37th Avenue, the Company was required to pay up to $1,000,000 for remediation of 36th Avenue. In August 2011, the Company paid $570,000 and accrued the remaining $430,000. If within 36 months of this vote the County determines a need to expand 36th Avenue, then the Company will be required to dedicate a 20-foot wide by 812-foot long strip of the Undeveloped Property to accommodate an 80-foot right-of-way (the “Expansion Easement”) which may, at the County’s sole discretion, be constructed in the future. The Company would also be required to pay for such street expansion to the extent of $4,700,000 through incremental draw-downs as described in the Settlement Agreement. On June 16, 2011, the Company granted a right-of-way deed representing the Expansion Easement which will be held in escrow until such time as the County Board votes to expand 36th Avenue.

These actions allowed Miami Jai-Alai to grow from 8.9 acres to approximately 21 acres thereby accommodating any potential future build-out. This also allows Miami Jai-Alai to virtually enclose its casino area and provide a controlled, safe and well-illuminated facility.

Litigation:

Calder Race Course, Inc. vs. Florida Gaming Centers, Inc.:

On October 11, 2011, Florida Gaming Centers (“Centers”) was served with a summons and complaint (the “Complaint”) from Calder Race Course, Inc. (“Plantiffs”). The Complaint was filed in the 11th Judicial Circuit Court in and for Miami-Dade County, Florida on September 27, 2011. The complaint alleges that Centers has failed to make certain required payments due to Calder for wagers accepted at its OTB facilities on the simulcast signal received from Calder. The complaint alleges that Centers owes Calder $529,473. The Company filed an answer on November 4, 2011, and intends to vigorously defend the Complaint.

CCLN, LLC vs. Florida Gaming Corporation:

On February 18, 2011, Florida Gaming Corporation (“Florida Gaming”) was served with a summons and complaint (the “Complaint”) from CCLN, LLC (“Plaintiffs”). The Complaint was filed in the 11th Judicial Circuit Court in and for Miami-Dade County, Florida on February 11, 2011. The Complaint alleges that Florida Gaming executed a Compensation Agreement (“Agreement”) on January 21, 2008 and Florida Gaming has breached the terms of the Agreement by failing to make the required payments. The Agreement called for $100,000 to be paid upon approval of the local referendum in Dade County, FL for Class III Slots to be operated at Miami Jai-Alai. The referendum was approved on January 28, 2008. The Complaint also alleges that Florida Gaming shall pay Plaintiffs $100,000 within thirty (30) days of Florida Gaming receiving payment of its insurance claim settlement which was received in September of 2008. The Complaint alleges that Florida Gaming has failed to pay Plaintiffs $30,000 from the approval of the local slot referendum under Section 1 a) of the Compensation Agreement and $100,000 due from the Insurance Settlement under Section 1 c) of the Compensation Agreement. Florida Gaming filed an answer on March 25, 2011 and intends to vigorously defend the Complaint. (See Note Q.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE G--COMMITMENTS AND CONTINGENCIES--CONTINUED

Florida Gaming Centers, Inc. vs. FDBPR and South Florida Racing Association, LLC:

On September 30, 2010, W. Flagler and Florida Gaming Centers filed a constitutional challenge regarding the enactment of changes to Florida Statutes in Chapter 551 that purport to enable the expansion of slot machine games in Miami-Dade County to the site of Hialeah Park. The challenge alleges the Statutory Amendment conflicts with the Constitutional Provision, Article X, Section 23 in numerous ways. In December 2010 FDBPR and South Florida Racing Association, LLC were granted a partial summary judgment in regards to the suit. The Company appealed the ruling and on October 6 a state appeals court in Tallahassee, FL upheld a lower court ruling that allow Hialeah Park to have a casino with Las Vegas-style slot machines. In an opinion filed October 6, 2011, the First District Court of Appeal, State of Florida reaffirmed the constitutionality of the legislature’s 2009 amendment to Section 551.102(4) Florida Statutes, which expanded the scope of entities authorized to conduct slot machine gaming in Florida. The Company believes this decision is contrary to the 2004 ballot initiative and has engaged the firm Hopping, Green and Sams to continue the appeal process. The Company remains an appellant in the Action.

Other Suits:

The Company is also a defendant in routine litigation arising in the ordinary course of business.

Political Action Committee: In February, 2005, the Company agreed to contribute to a political action committee (“PAC”) formed by South Florida gaming interests (Floridians for a Level Playing Field) seeking passage of a statewide legislative initiative and local referenda to expand gaming rights to include “slots” in Miami-Dade County, Florida. Pursuant to that contribution agreement, the Company is contingently committed to the payment of $3,550,000 to the PAC as its share of the cost of the initiative. The contingent commitment becomes binding upon the Company at the earlier of ten days after the Company begins slot machine operations at its facility or upon the bona fide sale or transfer of its business operations to a third party purchaser. The amount was accrued as a payable in 2011. As of February 3, 2012 the Company has begun operating slot machines in its Miami facilities and satisfied this obligation (see Notes M and Q).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE H--NOTES PAYABLE AND LONG-TERM DEBT

The Company's notes payable and long-term debt comprised the following at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Current	Long-Term	Current	Long-Term
Credit agreement dated April 25, 2011 secured by a first security interest in all tangible and intangible assets of Centers and each guarantor under the term loan. The net proceeds of the term loan are $83,520,000, and bears interest at a rate varying between 15.75% and 16.50%. The term loan which is in default, nominally matures on April 25, 2016	$87,000,000	$-0-	-0-	-0-

Mortgage note dated December 18, 2006 secured by lot #28B at Tara Club Estates; principal and interest payable in 34 monthly installments of $578.86 with final payment due November 17, 2009. The Company paid the principal sum on the note and all interest due on May 13, 2011	-0-	-0-	$36,691	-0-

Note payable to Freedom Holding, Inc. dated November 1, 2008, unsecured with all principal and interest due September 1, 2009. Interest rate is 10.0% per annum. Note refinanced with maturity extended through September 1, 2011. Modified on April 25, 2011 and extended until October 25, 2016	-0-	$1,767,490	1,322,574	-0-

Note payable to Freedom Financial Corporation dated April 25, 2011, subordinate to the credit agreement, with interest payable at 6% per annum beginning May 1, 2011. Principal payable in full on October 25, 2016	-0-	1,983,087	-0-	-0-

Note payable to Isle of Capri Casinos, Inc., Delaware, dated December 31, 2008, secured by Florida Gaming’s capital stock in its Florida Gaming Centers subsidiary, a mortgage on Centers’ property in Ft. Pierce, Florida, and a security interest in Centers’ Ft. Pierce gaming license, payable as follows: quarterly interest only payments beginning April 1, 2009 and due on the first day of each quarter thereafter at the rate of 10% until December 31, 2009, when either the principal and any interest accrued is due or if the sale of all or material portions of the assets are sold or all or any material amount of equity interest is sold before December 31, 2009 then the note must be paid at that time. The Company paid the principal sum on the note and all interest due on May 12, 2011	-0-	-0-	3,000,000	-0-

Note payable to party in legal settlement dated March 1, 2009, unsecured and payable in 23 installments of $1,166.67 and final payment due February 1, 2011. Interest rate is 7.0% per annum. The Company paid the principal sum on the note and all interest due on May 12, 2011	-0-	-0-	200,000	-0-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE H--NOTES PAYABLE AND LONG-TERM DEBT--CONTINUED

	December 31, 2011		December 31, 2010
	Current	Long-Term	Current	Long-Term

Note payable to Miami-Dade County dated March 30, 2009, secured by a mortgage and security agreement on a portion of the Company’s Miami real estate and payable in installments of principal plus interest over a 15 year amortization period ending April 1, 2024. Interest rate is 7.25% per annum	173,531	2,546,636	140,883	2,686,594

Note payable to Miami-Dade County dated June 16, 2011 (Phase II), secured by a mortgage on a portion of the Company’s Miami real estate and payable in installments at principal plus interest over a 15-year amortization period beginning the earlier of June 15, 2012, or the date upon which slot machine operations are initiated by the Company. Interest rate is 7.25% per annum	705,335	11,349,010	-0-	-0-

Notes payable to private financiers, Stuckert and Howell, as part of a credit agreement dated August 14, 2009, with interest and principal outstanding convertible into the Company’s $.20 par common stock at $6.00 per share, maturing December 31, 2009. Interest rate is 5.0% per annum. Modified on April 25, 2011 and extended until at least October 25, 2016	-0-	1,565,668	1,000,000	-0-

Note payable to Nurmi Properties, LLC and Robinette Investments, LLC, dated December 11, 2009, and modifications dated February 4, 2010; March 10 and 23, 2010; April 13, 2010; May 25, 2010; secured by mortgage and security agreement on the Company’s Miami facilities and an assignment of rents and leases; payable as follows: monthly interest only payments beginning January 11, 2010 and continuing thereafter until December 11, 2010 when all principal and interest are due. Interest rate is 13% per annum. The Company paid the principal sum on the note and all accrued interest on May 12, 2011	-0-	-0-	985,000	-0-

Note payable to Robert L. Hurd (H2C, Inc.) dated April 26, 2010, secured by a mortgage on a parcel of land at the Company’s Fort Pierce facilities. Monthly interest payments beginning May 26, 2010 and continuing thereafter until December 31, 2010 when all principal and interest were due. Interest rate is 10% per annum. On April 14, 2011, the Company issued a deed in lieu of foreclosure on the 18.33 acres in full satisfaction of the indebtedness	-0-	-0-	250,000	-0-

Note payable to Robert L. Hurd (H2C, Inc.) dated July 1, 2010, secured by a mortgage on a parcel of land at the Company’s Fort Pierce facilities. Monthly interest payments beginning August 1, 2010 and continuing thereafter until December 31, 2010 when all principal and interest were due. Interest rate is 10% per annum. On April 14, 2011, the Company issued a deed in lieu of foreclosure on the 18.33 acres in full satisfaction of the indebtedness	-0-	-0-	50,000	-0-

Short-term note payable to Construct Design, Inc. dated December 9, 2010, unsecured, with a maturity date of January 31, 2011. Interest rate is 12% per annum. Note modified on April 25, 2011 and extended until April 25, 2016	-0-	509,272	400,000	-0-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE H--NOTES PAYABLE AND LONG-TERM DEBT--CONTINUED

	December 31, 2011		December 31, 2010
	Current	Long-Term	Current	Long-Term

Note payable to Andrea S. Neiman dated April 25, 2011, with a maturity date of October 25, 2016 with interest payable in kind or in cash at a rate of 15% per annum	-0-	139,872	-0-	-0-

Short-term note payable dated November 14, 2010, unsecured, with a maturity date of December 31, 2010 and an interest rate of 3% per annum payable quarterly. The Company paid the principal sum on the note and all accrued interest on April 25, 2011	-0-	-0-	25,000	-0-

Short-term note payable dated November 14, 2010, unsecured, with a maturity date of December 31, 2010 and an interest rate of 3% per annum payable quarterly. The Company paid the principal sum on the note and all accrued interest on April 25, 2011	-0-	-0-	25,000	-0-

Short-term note payable dated November 14, 2010, unsecured, with a maturity date of December 31, 2011 and an interest rate of 3% per annum payable quarterly. The Company paid the principal sum on the note and all accrued interest on April 25, 2011	-0-	-0-	25,000	-0-

Short-term note payable to Phoenix Gaming & Entertainment, LLC dated December 16, 2010, unsecured, with a maturity date of December 31, 2011 and an interest rate of 10% per annum payable quarterly. The Company paid the principal sum on the note and all accrued interest on April 25, 2011	-0-	-0-	50,000	-0-

	$87,878,865	$19,861,036	$7,510,148	$2,686,594

The maturities of the Company’s long-term debt for the five years subsequent to December 31, 2011 are as follows: $87,878,865 in 2012; $665,017 in 2013; $714,866 in 2014; $768,451 in 2015; $6,791,422 in 2016; and $10,921,280 thereafter.

The weighted average interest rate on short-term borrowings was 15.6% and 15.5% for the years ending December 31, 2011 and 2010, respectively. The average amount of short-term borrowings totaled approximately $2,554,989 and $6,617,856 for the years ended December 31, 2011 and 2010, respectively.

Credit Agreement: On April 25, 2011, Florida Gaming Corporation (the “Company”) entered into a credit agreement (the “Credit Agreement”) through its wholly owned subsidiary, Florida Gaming Centers, Inc. (“Centers”) with a syndicate of unaffiliated third party lenders (the “Lenders”) and ABC Funding, LLC, as Administrative Agent for the Lenders. Innovation Capital, LLC served as exclusive Financial Advisor to the Company and Placement Agent on the debt financing.

The Credit Agreement provides for an $87,000,000 senior secured term loan (the “Term Loan”) that will mature on April 25, 2016. The Term Loan was issued at a price of 98.0% and will generally bear interest at a rate varying between 15.75% and 16.50%. The net proceeds of the Term Loan were $83,520,000, after deducting fees and discounts to the Lenders related to the transaction. Such fees and discounts totaled $3,480,000 and are being amortized over five years, the life of the loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE H--NOTES PAYABLE AND LONG-TERM DEBT--CONTINUED

The Company used the net proceeds from the Term Loan to fund capital expenditures, for working capital and general corporate purposes. The capital expenditures encompass the expansion project at the Company’s Miami Jai-Alai fronton, which included the development of a casino floor featuring approximately 1,000 new slot machines that will complement existing poker tables; upgraded food, beverage service and entertainment amenities; a renovated Jai-Alai venue; and approximately 1,500 surface parking spaces (the “Project” or “The Casino at Miami Jai-Alai”).

In addition to providing funds to develop the Project, including adequate reserves for interest payments and contingencies during construction, a portion of the Term Loan proceeds were used to repay approximately $8.8 million of existing debt and other payables.

The Term Loan is also subject to other prepayments upon the occurrence of certain events, including an annual excess cash flow sweep. Borrowings under the Term Loan will be secured by a first priority security interest in all tangible and intangible assets of Centers and each guarantor under the Term Loan, including the Company.

The Lenders will have certain registration rights with respect to the shares of common stock issuable upon exercise of the Company Warrants.

The Credit Agreement contains representations and warranties, events of default, and affirmative and negative covenants, including (among others) restrictions on indebtedness, liens, transactions with affiliates, and acquisitions, consolidations, mergers and asset sales. The Credit Agreement also contains financial covenants including (i) maximum leverage, (ii) minimum fixed charge coverage, (iii) maximum capital expenditures and (iv) minimum EBITDAM.

At December 31, 2011, the Company was in default of the Credit Agreement due to the violation of certain covenants unrelated to payment or operating matters. Events of default unless waived by the lenders shall allow the lenders to terminate the lenders commitments and thereupon the commitments shall terminate immediately and declare the loans then outstanding to be due and payable in whole (or in part in which case any principal not so declared to be due and payable may thereafter be declared to be due and payable), and thereupon the principal of the loans so declared to be due and payable, together with accrued interest thereon and all fees and other obligations accrued hereunder and under the other loan documents, shall become due and payable immediately, without presentment, demand, protest or other notice of any kind, all of which were waived by the Company; and in case of any event with respect to the Company, the commitments shall automatically terminate and the principal of the loans then outstanding, together with accrued interest thereon and all fees and other obligations accrued hereunder and under the loan documents, shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of which were waived by the Company. Subsequent to the balance sheet date, the lenders notified the Company of its defaults and provided management with an offer to waive the defaults under certain conditions. Management is evaluating the lenders offer but the defaults have not been waived at the date of the issuance of the financial statements. Accordingly, all the debt associated with the Credit Agreement is classified as a current liability in the accompanying December 31, 2011 balance sheet.

A copy of the Credit Agreement, the Centers Warrant Agreement, the Company Warrant Agreement and the Registration Rights Agreement are included as Exhibits 10.1, 4.1, 4.2 and 4.3, respectively, to the April 25, 2011 Form 8-K.

Other Notes Payable and Long-Term Debt: On October 29, 2004, Florida Gaming borrowed $5 million (the "Loan") from Isle of Capri Casinos, Inc., a Delaware corporation ("ICC"), pursuant to a Secured Promissory Note (the "Note"). The Note’s original maturity date was December 31, 2008, with interest accruing on the unpaid principal balance at an annual rate of 6%.

On December 31, 2008, the parties entered into a Amended and Restated Secured Promissory Note (the “Amended Note”) which restructured the Note as follows: Florida Gaming made a partial repayment of $2 million, the interest rate on the Note was changed to 10%, the maturity date of the Note was moved to December 31, 2009, and the parties executed an Amended and Restated Pledge Agreement. Under the Amended Note, Florida Gaming was required to make quarterly payments of interest only, in arrears, to ICC, except that during the continuance of any Event of Default (as defined in the Amended Note), interest accrued at an annual rate of 18%. The entire unpaid principal amount of the amended Note and unpaid interest thereon was payable on the earlier of (i) the sale of all or any material portion of the assets of, or all or any substantial equity interest in, Florida Gaming Centers, Inc., (Centers), or (ii) December 31, 2009. Under the Amended and Restated Pledge Agreement, Florida Gaming’s obligations to ICC under the Amended Note was secured by Florida Gaming's pledge to ICC of a continuing security interest in (a) 1,000 shares of the capital stock of Centers owned by Florida Gaming, which constitutes all of the issued and outstanding shares of Centers’ capital stock, (b) all rights, title and interest in the Company’s Ft. Pierce gaming license, (c) the Company’s Ft. Pierce building, structures, and fixtures and (d) all products and proceeds of all of the foregoing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE H--NOTES PAYABLE AND LONG-TERM DEBT--CONTINUED

The Company failed to repay the ICC note on its maturity date of December 31, 2009. That failure constituted an Event of Default under the Amended Note. On March 1, 2010, the Company and its Centers subsidiary were served with a complaint (the “Complaint”) by ICC. Under the Complaint, ICC was demanding foreclosure of a security interest ICC holds in all of the shares of outstanding stock of Centers and damages of $358,823 plus interest, costs and such further relief as the court deemed proper.

On March 19, 2010, the Company and Centers were served with a second complaint by ICC related to the Note. The second complaint demanded foreclosure on the mortgage granted to ICC on Center’s real property located in Ft. Pierce, Florida, and all buildings, structures, and fixtures and improvements located thereon.

On May 12, 2011, the Company paid ICC the principal on the note of $3,000,000 plus accrued interest of $1,062,041. In addition, the Company paid ICC simulcast fees of $354,743 and collection expenses of $119,918. ICC dismissed the lawsuits and released the security.

On October 31, 2005 Freedom Financial purchased Florida Gaming’s note with First Bank (formerly CIB) for $2,400,000.  At the same date, Florida Gaming renegotiated the terms of this note with Freedom. Under the new terms, the note had a fixed interest rate of 8.0% per annum and was secured by various mortgages, rents, and receivables.  The note matured on October 31, 2008 and was refinanced under a new note with Freedom Holding Inc. (“Holding”), the parent company of Freedom Financial, dated November 1, 2008.  The Holding note is unsecured; bears interest at 10.0% per annum, and had an initial maturity date of May 1, 2009. The note was refinanced on May 1, 2009, again on September 1, 2009, March 1, 2010, and September 1, 2010, with maturity extended until September 1, 2011. Reference is made to Note C for a warrant issued by the Company to Holding in connection with the Holding note.

On April 25, 2011 the Company entered into a Modification, Assignment and Assumption Agreement with Holding. Holding agreed to amend the note with Centers. The Agreement releases Centers from the obligations thereunder and accepted Florida Gaming Corporation as the new borrower under the promissory notes. Holding agreed to extend the maturity date to be at least October 25, 2016, convert all interest payments to be paid in kind instead of in cash and to subordinate the obligations under the promissory notes to those under the Credit Agreement.

On January 20, 2005, the Miami-Dade County Board of Commissioners called a countywide special election to be held by Miami-Dade County on March 8, 2005, (the “Special Election”) for the purpose of submitting to the qualified electors of Miami-Dade County the question of whether to authorize slot machines in certain existing, licensed pari-mutuel facilities. Florida Gaming agreed to enter into certain agreements with Miami-Dade County, which mandated a prepayment of $1,333,333 by Florida Gaming to Miami-Dade. Florida Gaming paid $500,000 of this prepayment in 2005 and signed a note payable to Calder Race Course, Inc. and West Flagler Associated, LTD, who paid the remaining $833,333 on Florida Gaming’s behalf. The note bears interest at the prime lending rate plus 4% and is due in thirty-six installments of $23,145 plus all interest accrued. Payment of neither the note’s principal nor interest was due until the authorization by the qualified electors of Miami-Dade County of the operation of slot machines at Miami Jai-Alai (the “Event”). The Event failed to occur on March 8, 2005 but did occur in a subsequent election on January 29, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

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

In February 2009, in a settlement agreement related to an eminent domain proceeding, the Company agreed to acquire a total of 10.982 acres of land from Miami-Dade County (the “County”) in two separate phases and also sell the County a temporary construction easement and .492 acres of the Company’s land. The Company’s total purchase price for the 10.982 acreage is $16,742,145. The .492 acres sold to the County will be used by the Miami-Dade Metro Rail, an overhead light rail system.

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

On June 16, 2011, the Company and the County consummated the final closing on the remaining 8.67 acres of the undeveloped property (Phase II). At the final closing, the Company made a down payment of $1,339,371, representing 10% of the purchase price of the remaining 8.67 acres, and the County issued a new promissory note for $12,054,344 representing the remaining amount owed by the Company on the 8.67 acres of undeveloped property which were the subject of the closing. The Note is for 15 years, with an interest rate of 7.25%. The Company deferred its payments until the earlier of June 15, 2012, or the date upon which slot machine operations are initiated by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE H--NOTES PAYABLE AND LONG-TERM DEBT--CONTINUED

On February 22, 2009 the Company executed a note payable to a party in settlement of a lawsuit. The note is unsecured and bears interest at 7.0%. Payments of interest are due monthly with all remaining unpaid principal and interest due February 1, 2011. As of December 31, 2010 this note was in default and the Company was attempting to negotiate an extension. On May 12, 2011, the Company paid the principal on the note of $200,000 plus accrued interest of $10,286.

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

December 31, 2011 and 2010

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

The effective interest rate on the Notes is 22.77%, with the coupon rate at 5.0%, the conversion rights representing 13.82% and the warrant issue representing 3.95%. All eight Notes maintain a default interest rate of 24%.

On April 25, 2011, the Company entered into a Modification Agreement with Solomon O. Howell and James W. Stuckert whereby the Memorandum of Agreement, dated August 14, 2009, for a note in the amount of $1,000,000 was amended to extend the maturity date to be at least October 25, 2016, at the Company’s option permit interest to be paid in-kind instead of in cash and subordinate the obligations under the Memorandum of Agreement to those under the Credit Agreement.

On December 11, 2009, the Company executed a $500,000 note payable to Nurmi Properties, LLC and Robinette Investments, LLC (collectively “Nurmi”). The note was secured by a mortgage and security agreement on the Company’s Miami facilities as well as an assignment of rents and leases and bore interest at 13.0% per annum. Payments of interest only were due monthly with all interest accrued and unpaid as well as all principal due December 11, 2010. The note also contained a demand clause and late payment penalties of 5.0% of the late payment if the Company was found to be in default. The Company modified the note by borrowing additional amounts as follows: February 4, 2010, additional $150,000; March 10, 2010, additional $150,000; March 23, 2010, additional $35,000; April 13, 2010, additional $75,000; and on May 28, 2010, additional $75,000. The total current balance as of December 31, 2010 on the note payable was $985,000 and was due on December 11, 2011. On May 12, 2011, the Company paid Nurmi the principal on the note of $985,000 plus accrued interest of $78,268.

The Company’s mortgage note payable to Hamilton State Bank dated December 18, 2006 secured by Lot 28B at Tara matured November 17, 2009. The Company failed to repay the note at that time and the lender refused to extend the note. The note was in default at December 31, 2010. The bank had filed a foreclosure action in the state of Georgia. On May 13, 2011, the Company paid the Hamilton State Bank the principal on the note of $36,691 plus accrued interest and attorney fees of $9,798.

On April 26, 2010, the Company executed a $250,000 Promissory Note to Robert L. Hurd (H2C, Inc.) The note was secured by a first mortgage on property located in St. Lucie County, Florida. The note bore interest at 10% per annum and required seven monthly payments of interest only beginning on May 26, 2010 and payable in full on December 31, 2010. Interest payments were not made in 2010 and the note was extended until March 31, 2011.

On July 1, 2010, the Company executed a second $50,000 Promissory Note to H2C, Inc. The note was secured by a second mortgage on property located in St. Lucie County, Florida. The note bore interest at 10% per annum and required five monthly payments of interest only beginning on August 1, 2010 and payable in full on December 31, 2010. Interest payments were not made in 2010 and the note was extended until March 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE H--NOTES PAYABLE AND LONG-TERM DEBT--CONTINUED

On April 14, 2011, the Company issued a deed in lieu of foreclosure on the 18.33 acres of unimproved property in St. Lucie County to be in full satisfaction of both the H2C notes. The Company owed H2C approximately $357,000 in total, and the Company recorded a loss on disposal of real estate of $267,785 on this transaction.

On December 9, 2010, the Company executed a $400,000 Promissory Note to Construct Design, Inc. The note is unsecured. The note bears interest at 12% per annum and was due in full on January 31, 2011. The note, as of December 31, 2010, was in default and the Company was attempting to negotiate an extension.

On April 25, 2011, the Company and Florida Lemark/Construct Design entered into an Amendment and Restatement, Assignment and Assumption Agreement (the “Agreement”) whereby the Promissory Note (“Note”) in the principal amount of the $446,000 effective December 9, 2010, has been amended to (i) upon substantial completion of the project in accordance with the construction contact, to increase the outstanding principal of the original note to $1,000,000, (ii) at the Company’s option permit interest to be paid in-kind instead of in cash and (iii) subordinate the obligations under the Agreement to those under the Credit Agreement. The note matures on April 25, 2016.

In November 2010, the Company entered into three separate $25,000 promissory notes. The notes were unsecured and bore interest at 3% per annum. On December 16, 2010, the Company entered into a $50,000 promissory note bearing interest at 10% per annum. The notes required quarterly interest payments and matured on December 31, 2011. These notes were paid off on April 25, 2011.

On April 25, 2011, the Company entered into a Promissory Note with Freedom Financial Corporation (“Freedom”) in the amount of $1,905,000 for certain accounts receivable and unpaid consulting services rendered by Freedom to the Company. Interest is payable beginning May 1, 2011 at 6% per annum. Under the Promissory Note, (i) the indebtedness is subordinate to the obligations under the Credit Agreement, (ii) interest shall be paid in-kind instead of in cash and (iii) the outstanding principal shall be due and payable in full on October 25, 2016 (see Note F).

On April 25, 2011, the Company entered into a Modification Assignment and Assumption Agreement with Andrea S Neiman and agreed to modify an original note in the amount of $125,000 to release Centers from the obligations thereunder and accept the Company as the borrower under the note, and extended the maturity date to be at least October 25, 2016 and at the Company’s option permit interest to be paid in-kind instead of in cash and generally subordinate the obligations under the note to those under the Credit Agreement. This note was used to pay the “Related party payables” on the balance sheet that was advanced to the Company for operations on December 3, 2010, by the Company’s then Chairman and CEO (see Note F).

On January 26, 2011, the Company entered into a Loan and Security Agreement with City National Bank of Florida as trustee under its land trust number 5003471 dated January 3, 1979, and AGS Capital, LLC pursuant to which the Lender loaned the Company $1 million, payable in two equal tranches of $500,000, and the Company issued the Lender a promissory note in the original principal amount of $1 million. On May 12, 2011, the Company paid AGS Capital, LLC the principal on the note of $1,000,000 plus accrued interest of $31,129.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE I--PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprise the following:

	December 31,
	2011	2010

Land and land improvements	$21,173,853	$8,164,543
Buildings and improvements	9,956,996	9,904,404
Equipment, furniture and fixtures	1,720,830	1,700,992
Vehicles	85,910	85,910
Construction in progress	29,767,905	164,683
Less accumulated depreciation	(5,363,190)	(4,918,277)

	$57,342,304	$15,102,255

Depreciation expense totaled $444,913 and $437,867 during 2011 and 2010, respectively.

As of December 31, 2011, the Company had the following amounts in construction work in progress for their facilities expansion.

Description	Balance

Building and improvements	$13,204,481
Computer system	3,076,967
Slot machines	11,460,864
Capitalized interest	951,699
Miscellaneous	1,073,894

$29,767,905

NOTE J--SUMMER JAI-ALAI

In conjunction with the acquisition of WJA’s Frontons, the Company acquired WJA’s 21% interest in the Summer Jai-Alai Partnership (the “Partnership”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami fronton during the six months between May 1 to October 31 (“Summer Jai-Alai Operations”). The Company’s partners were Hollywood Greyhound, Flagler Greyhound and Biscayne Kennel Club or their successors. The Company’s interest in the Partnership was accounted for under the equity method.

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

Under the terms of an Amended and Restated Permit Use Agreement (“APUA”), commencing on October 1, 2010, the Company will conduct at its own risk and benefit the minimum number of live performances required to ensure that the Summer Permit remains eligible to conduct all gaming activities authorized by Florida Law. The Company and the Summer Partnership have entered into a separate lease agreement with the same terms as the APUA, wherein the Company has agreed to lease common area facilities at the Miami fronton required for the conduct of live jai-alai games for $7,500 per performance, capped at 115% of the minimum number of performances required by Florida Statutes. The APUA terminates the earlier of seven years after the Company commences as a slot machine gaming facility, or the 21st anniversary of the commencement date. Additionally, the Summer partners have the option to terminate the lease with 30 days’ notice to the Company. On the December 31, 2011 Consolidated Statement of Operations the Company recognized $705,000 of Rental Income from this agreement.

In accordance with the settlement, all revenues and expenses of the Summer Jai-Alai Operations are included in operating income and expenses of the Company in the accompanying Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE K--REAL ESTATE HELD FOR SALE

The Company’s Tara subsidiary holds six residential lots called Tara Club Estates (collectively, “Tara” or the “Properties”), all of which are situated in Loganville, Walton County, Georgia. The carrying value of these lots is as follows:

	2011	2010
Real estate held for sale:
Carrying value of real estate held for sale (six lots)	$260,069	$260,069
Reserve for losses on sale of real estate	(26,069)	(26,069)

Balances, December 31	$234,000	$234,000

In accordance with ASC Topic 360-10-05 “Impairment or Disposal of Long-lived Assets” the Company periodically evaluates and adjusts its reserve for losses on its property held for sale. Activity in the reserve for 2011 and 2010 was as follows:

	2011	2010
Allowance for losses on property held for sale
Balances, January 1	$26,069	$68,569
Provision for losses	-0-	-0-
Charges to the reserve	-0-	(42,500)

Balances, December 31	$26,069	$26,069

The Company has completed its development activities and will expend no additional resources to further develop its properties. Accordingly, future expenses incurred related to these properties will be expensed as incurred.

The Company’s real estate development activities comprise a separate segment of its operations (See Note L).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

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

	December 31, 2011
(Dollar Amounts in Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	99.8%	$105,214	100%	$8,118	99.9%	$(21,742)

Tara Club Estates	0.2%	234	-0-	-0-	0.1%	(22)

CONSOLIDATED TOTAL	100%	$105,448	100%	$8,118	100%	$(21,764)

	December 31, 2010
(Dollar Amounts in Thousands)	Assets		Revenues		Profit (Loss)

Florida Gaming Centers	99%	$16,412	100%	$9,323	99%	$(4,821)

Tara Club Estates	1%	234	-0-	-0-	1%	(22)

CONSOLIDATED TOTAL	100%	$16,646	100%	$9,323	100%	$(4,843)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

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

In 2005, Floridians Against Expanded Gambling filed suit against Floridians for a Level Playing Field, et al, challenging the process by which signatures were collected in order to place a constitutional amendment on the ballot in 2004 allowing Miami-Dade and Broward County voters to approve slot machines in pari-mutuel facilities. In February, 2009 the parties to the suit agreed to a settlement of all pending claims. Reference is made to Note G for further information on the payment of the Company’s contingent liability to Floridians for a Level Playing Field.

NOTE N--HANDLE

Pari-Mutuel handle for years ending December 31, 2011 and 2010 is as follows:

	2011	2010
HANDLE
Live Jai-Alai	$8,343,517	$6,126,708
ITW-Guest	11,742,708	20,584,107
ITW-Host	8,677,541	9,211,804

Total Pari-Mutuel Handle	$28,763,766	$35,922,619

Since 2005, the Company has operated Summer Jai-Alai (Summer) as a division of the Company. Accordingly, all handle, income and expenses from Summer’s operations are included in the Company’s consolidated financial statements for the years ending December 31, 2011 and 2010 (see Note J). The Company’s Florida Gaming Centers and Summer Jai-Alai handle and operations are reported under separate licenses to the State of Florida.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

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

Assets measured at fair value on a nonrecurring basis as of December 31, 2011

	Total carrying value on balance sheet	Quoted market prices in an active market (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)	Total Gains (Losses)

Real Estate Held For Sale	$234,000	-0-	$234,000	-0-	$(26,069)

Total assets at fair value	$234,000	-0-	$234,000	-0-	$(26,069)

Assets measured at fair value on a nonrecurring basis as of December 31, 2010

	Total carrying value on balance sheet	Quoted market prices in an active market (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)	Total Gains (Losses)

Real Estate Held For Sale	$234,000	-0-	$234,000	-0-	$(26,069)

Total assets at fair value	$234,000	-0-	$234,000	-0-	$(26,069)

In accordance with the provisions of ASC Topic 360-10-05 the Company periodically evaluates and adjusts its real estate held for sale for impairment. Fair value is determined based on recent sales of similar property. The Company maintained a reserve for loss of $26,069 on its real estate held for sale as of December 31, 2011 and 2010.

ASC Topic 820 also requires disclosure of assets and liabilities measured at fair value on a recurring basis. The Company measured no assets or liabilities at fair value on a recurring basis as of December 31, 2011 or 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FLORIDA GAMING CORPORATION AND SUBSIDIARIES

December 31, 2011 and 2010

NOTE P--GOING CONCERN

As reflected on the consolidated financial statements, the Company had net losses for the years ended December 31, 2011 and 2010 of $21,764,375 and $4,843,366 and cash used in operations during the years ended December 31, 2011 and 2010 of $11,310,668 and $1,829,348. As of December 31, 2011, the Company was in default on an $87,000,000 credit facility (See Note H). The Company ‘s continued existence as a going concern is dependent on its ability to obtain a waiver of its credit default and to generate sufficient cash flow from operations to meet its obligations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. While the Company believes that the casino operations are going to produce the needed revenues to continue as going concern, there can be no assurances to that effect.

NOTE Q--SUBSEQUENT EVENTS

On January 23, 2012, Casino Miami Jai-Alai opened its slot machine operation with 1,035 slot machines. The Crystal Card Room poker room opened two days later on January 25, 2012 with 24 live poker games. Casino Miami Jai-Alai is licensed by the Florida Division of Professional Regulation to operate a poker room, slot machines and a pari-mutuel betting facility at its premises in Miami, Florida. Florida regulation allows slot operators to be open 18 hours a day during the week and 24 hours on the weekends. Casino Miam Jai-Alai’s first full day of operation was January 26, 2012.

On February 3, 2012 the Company made payment in the amount of $3,550,000 to the political action committee, Floridians for a Level Playing Field, satisfying their liability to the organization for their assistance in seeking passage of the legislation to allow “slots” in Miami-Dade County Florida.

On March 19, 2012 the February 18, 2011 complaint file by CCLN, LLC in the 11th Judicial Circuit Court in and for Miami-Dade County, Florida was ordered dismissed with prejudice.

Reference is made to Note H for information pertaining to the Company’s default and offer of waiver received subsequent to December 31, 2012.

