Form 10-K/A
period 2011-12-31
FLORIDA GAMING CORP
filed 2012-04-02
CIK 312065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ❒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE FOR FORM 10-K/A

The purpose of this Amendment No. 1 (“Amendment No. 1”) to our annual report on Form 10-K for the fiscal year ended December 31, 2011, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “Form 10-K”), is solely to furnish our eXtensible Business Report Language (“XBRL”) interactive data files in Exhibit 101 as required by Rule 405 of Regulation S-T.

A subsequent event required additional comments to be made and the XBRL service provider could not make the required change in time.

The exhibit list set forth below at Item 15 is amended solely to reflect the filing of the XBRL data files.

No other changes have been made to the Form 10-K other than those described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date for the Form 10-K or modify or update in any way disclosures made in Form 10-K.

Item 15. Exhibits List and Financial Statement Schedules

3.1	Registrant’s Third Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 28, 2005, filed as reference 3.1 to the Registrant’s 2004 10-KSB, is incorporated herein by reference as Exhibit 3.1.
3.2	Registrant’s By-Laws as amended to date filed as Exhibit 3.5 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1998 are incorporated herein by reference as Exhibit 3.2.
4.1	Warrant Agreement, dated as of April 25, 2011, by and among Florida Gaming Corporation and the holders named therein, filed as reference 4.1 to Registrant’s 8-K filed April 27, 2011, is incorporated herein by reference as Exhibit 4.1.
4.2	Warrant Agreement, dated as of April 25, 2011, by and among Florida Gaming Centers, Inc., Florida Gaming Corporation as Guarantor and the holders named therein, filed as reference 4.2 to Registrant’s 8-K filed April 27, 2011incorporated herein by reference as Exhibit 4.2.
4.3	Registration Rights Agreement, dated as of April 25, 2011, by and among Florida Gaming Corporation and the holders named therein, filed as reference 4.3 to Registrant’s 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 4.3.
10.1	Credit Agreement, dated as of April 25, 2011, by and among Florida Gaming Centers, Inc., Florida Gaming Corporation, the lenders party thereto, and ABC Funding, LLC as Administrative Agent, filed as reference 10.1 to Registrant’s 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 10.1.
10.2	Modification Agreement, dated as of April 25, 2011 by and between Solomon O. Howell and James W. Stuckert and Florida Gaming Corporation, filed as reference 10.2 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.2.
10.3	Modification, Assignment and Assumption Agreement, dated as of April 25, 2011, by and among Freedom Holding, Inc., Florida Gaming Centers, Inc., and Florida Gaming Corporation, filed as reference 10.3 to Registrant’s 8-K filed April 27, 2011incorporated herein by reference as Exhibit 10.3.
10.4	Modification, Assignment and Assumption Agreement, dated as of April 25, 2011, by and among Andrea S. Neiman, Florida Gaming Centers, Inc., and Florida Gaming Corporation, filed as reference 10.4 to Registrant’s 8-K filed April 27, 2011 incorporated herein by reference as Exhibit 10.4.
10.5	Florida Gaming Corporation Promissory Note, dated as of April 25, 2011, in the amount of $1,905,000, filed as reference 10.5 to Registrant’s 8-K filed April 27, 2011 incorporated herein by reference as Exhibit 10.5.
10.6	Freedom Pledge Agreement, dated as of April 25, 2011, by and among William B. Collett, William B. Collett, Jr., Hurd Family Partnership, L.P. and ABC Funding, LLC. (Included as Exhibit H to Exhibit 10.1), filed as reference 10.1 to 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 10.6.
10.7	Employment Agreement, dated as of April 25, 2011, between Florida Gaming Centers, Inc. and W. Bennett Collett, Jr. filed as reference 10.7 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.7.
10.8	Employee Bonus Compensation Restriction Agreement, dated as of April 25, 2011, by and between W. Bennett Collett, Jr. and ABC Funding, LLC, filed as reference 10.8 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.8.

10.9	Employment Agreement, dated as of April 25, 2011, by and between Florida Gaming Centers, Inc. and Daniel J. Licciardi, filed as reference 10.9 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.9.
10.10	Consulting Agreement, dated as of April 25, 2011 by and between Freedom Financial Corporation and Florida Gaming Corporation (Included as Exhibit K to Exhibit 10.1), filed as reference 10.1 to Registrant‘s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.10.
10.13	Stock Subscription Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.5 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.13.
10.14	Stockholders Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.6 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.14.
10.15	Warrant Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.7 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.15.
10.16	Settlement Agreement as to Parcel No. 155 and Parcel No. 155TCE, dated February 3, 2009, by and between the Registrant and the County, filed as Exhibit 10.1 on Registrant’s Form 8-K dated April 6, 2009, and is incorporated herein by reference as Exhibit 10.16.
10.17	Promissory Note, entered into by the Registrant, the County and City National Bank of Florida on April 2, 2009, filed as Exhibit 10.2 on Registrant’s Form 8-K dated April 6, 2009 and is incorporated herein by reference as Exhibit 10.17.
10.18	Mortgage and Security Agreement, entered into by the Registrant, the County and City National Bank of Florida on April 6, 2009, filed as Exhibit 10.3 on Registrant’s Form 8-K dated April 6, 2009 and is incorporated herein by reference as Exhibit 10.18.
10.19	Registrant’s Amended and Restated Loan Agreement between Florida Gaming Centers, Inc. City National Bank of Florida, and Freedom Financial Corp, dated October 31, 2005, was filed as reference 10.9 to Registrant’s 2005 10-KSB, herein incorporated by reference as Exhibit 10.19.
10.20	Promissory Note, entered into by the Registrant, the County and City National Bank of Florida on June 16, 2011, was filed as reference 10.20 to Registrant’s June 30, 2011 10-Q, and is incorporated herein by reference as Exhibit 10.20.
10.21	Mortgage and Security Agreement, entered into by the Registrant, the County and City National Bank of Florida on April 6, 2009, was filed as reference 10.21 to Registrant’s June 30, 2011 10-Q, and is incorporated herein by reference as Exhibit 10.21.
10.23	Warrant Agreement entered into between the Registrant and Nurmi Properties, dated December 11, 2009, was filed as Exhibit 10.18 to an 8-k filed December 17, 2009 and is incorporated herein by reference as Exhibit 10.23.
10.30	Partnership Purchase Interest Agreement, dated October 14, 2010, filed as Exhibit10.30 to Registrant’s 10-Q dated November, 15, 2010 is incorporated herein by reference as Exhibit 10.30.
10.31	Assignment of Interest Agreement, between Florida Gaming Centers and W. Flagler Associates, dated October 14,2010, filed as Exhibit 10.31 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.31.
10.32	Assumption Agreement, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit10.32 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.32.
10.33	Escrow Agreement, between Mintzer Sarowitz Zeris Ledva & Meyers LLP, Florida Gaming Centers and West Flagler, dated October 14, 2010, filed as Exhibit10.33 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.33.
10.34	Legal opinion, dated October 14, 2010, filed as Exhibit10.34 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.34.
10.35	Legal opinion of seller, dated October 14, 2010, filed as Exhibit 10.35 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.35.
10.36	Secretary’s Certificate, dated October 14, 2010, filed as Exhibit10.36 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.36.
10.37	Sellers Certificate, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit 10.37 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.37.

10.38	Sellers Release, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit10.38 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.38.
14.0	Registrant’s Code of Ethics adopted by the Board of Directors on May 16, 2003, filed as Exhibit 14 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 14.0.
21.0	List of Registrant’s Subsidiaries as of December 31, 2004, filed as Exhibit 21 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 21.0.
31.1	Certification by Registrant’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
31.2	Certification by Registrant’s Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
32.1	Certification by Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.
101*	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (b) our Consolidated Statements of Operations for the Twelve Months ended December 31, 2011 and 2010, (c) our Consolidated Statements of Cash Flows for the Twelve Months ended December 31, 2011 and 2010 and (d) the Notes to such Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Florida Gaming Corporation

By:	/s/ W. Bennett Collett, Jr.
W. Bennett Collett, Jr.
President and Chief Executive Officer
April 2, 2012

By:	/s/ Kimberly R. Tharp
Chief Financial Officer
(principal financial officer) (principal accounting officer)
April 2, 2012