Form 10-Q
period 2012-03-31
FLORIDA GAMING CORP
filed 2012-05-15
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐     No  ☒

As of May 15, 2012, there were 4,037,293 shares of the Registrant’s common stock outstanding.

PART 1. FINANCIAL INFORMATION

FLORIDA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2012	2011
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$25,378,219	$37,297,676
Accounts receivable, net	397,211	247,974
Inventory (Note 2)	40,787	65,232
Total current assets	$25,816,217	$37,610,882

PROPERTY AND EQUIPMENT:

Land	$21,173,853	$21,173,853
Buildings and Improvements	28,446,402	9,956,996
Furniture, fixtures and equipment	18,695,896	1,806,740
CWIP	674,807	29,767,905
	$68,990,958	$62,705,494
Less accumulated depreciation	(5,963,344)	(5,363,190)
	$63,027,614	$57,342,304
REAL ESTATE HELD FOR SALE (net)	234,000	234,000

OTHER ASSETS	7,978,289	10,260,557
	$97,056,120	$105,447,743

FLORIDA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2012	2011

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$19,955,403	$25,044,427
Short-term borrowing and current portion of long-term debt	87,810,990	87,878,865
Total current liabilities	107,766,393	112,923,292

LONG-TERM LIABILITIES
Long-term portion notes payable	20,611,626	19,861,036

STOCKHOLDERS’ EQUITY:

Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 27,756 shares issued and outstanding at March 31, 2012 and December 31, 2011	2,776	2,776

Class AA convertible preferred stock, convertible to common stock; $.10 par value, 5,000 shares authorized; 5000 shares issued and outstanding at March 31, 2012 and December 31, 2011	500	500

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at March 31, 2012 and December 31, 2011	5	5

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 1,000 Shares issued and outstanding at March 31, 2012 and December 31, 2011	100	100

Common stock, $.20 par value, authorized 7,500,000 shares, 4,037,293 issued and outstanding at March 31, 2012 and December 31, 2011	807,459	807,459

Capital in excess of par value	50,690,668	50,690,668
Accumulated deficit	(82,823,407)	(78,838,093)
Total stockholders’ equity (deficit)	(31,321,899)	(27,336,585)
Total liabilities and stockholders’ equity (deficit)	$97,056,120	$105,447,743

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION
SUMMARY OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
REVENUES
Casino	$11,673,707	$-
Pari-Mutuel	1,415,401	1,729,033
Cardroom	1,718,687	1,005,927
Food, beverages, and other	559,509	156,020
Gross revenues	15,367,304	2,890,980
Less promotional credits	(1,002,615)	-
Net revenues	14,364,689	2,890,980

EXPENSES
Operating Expenses	12,818,953	$3,289,029
General and Administrative	4,400,553	$1,292,297
Depreciation and Amortization	1,116,168	110,666
	18,335,674	4,691,992
Net Loss from Operations	(3,970,985)	(1,801,012)

OTHER INCOME (EXPENSE)
Pari-Mutuel Tax Credits	100,184	154,800
Interest Income	245	254
Misc. Expense	-	(88,762)
	100,429	66,292
Net Loss	(3,870,556)	(1,734,720)
Dividends on Preferred Stock	(114,758)	(134,758)
Net Loss Contributable to Common Shareholders	$(3,985,314)	$(1,869,478)
Basic Loss per Common Share	$(0.99)	$(0.48)
Diluted Loss per Common Share	$(0.99)	$(0.48)
Weighted Avg Common Shares Outstanding	4,037,293	3,888,959

FLORIDA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	31-Mar	31-Mar
	2012	2011
Cash flows from operating activities:
Net Loss	$(3,870,556)	$(1,734,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,116,168	110,666
Decrease in inventory	24,445	2,935
Interest paid in kind	196,591	0
Decrease (increase) in other assets	1,721,471	(38,915)
Increase in accounts receivable	(185,689)	(93,653)
Increase (decrease) in a/p and accrued expenses	(4,649,782)	1,188,875
Net cash used in operating activities	(5,647,352)	(564,812)

Investing Activities:
Purchases of property and equipment	(6,222,681)	(247,213)
Net proceeds used in investing activities	(6,222,681)	(247,213)

Financing Activities:
Proceeds from issuance of debt	0	1,046,000
Repayment of debt	(67,876)	(31,063)
Net cash provided by (used in) financing activities	(67,876)	1,014,937

INCREASE (DECREASE) IN CASH	(11,937,909)	202,912
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	37,316,128	748,617
CASH AND CASH EQUIVALENTS AT MARCH 31, 2012 AND MARCH 31, 2011	$25,378,219	$951,529
Supplemental disclosure of cash flow information:
Interest capitalized	$626,084	$-
Interest paid	$4,817,687	$51,475
Non cash acquisition of premises	$554,000	$-

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets as follows:

Buildings	39 years
Land and building improvements	15 years
Furniture and equipment	5-7 years
Automobiles	5 years

	March 31,
	2012	2011
Land	$21,173,853	$8,164,543
Buildings and improvements	28,446,402	9,910,081
Equipment furniture and fixtures	18,636,044	1,720,830
Automobiles	59,852	85,910
Construction in progress	674,807	386,381
Less accumulated depreciation	(5,963,344)	(5,026,109)
	$63,027,614	$15,241,636

Depreciation Expense totaled  $751,018 during the three months ended March 31, 2012, compared to  $107,832 during the three months ended March 31, 2011.

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

Bad Debt Reserve: The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables. There was no allowance for doubtful accounts recorded for  the three months ended March 31, 2012 and March 31, 2011.

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at  March 31, 2012.

Other comprehensive income:  The Company follows the provisions of ASC Topic 220, “Comprehensive Income.” The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income at March 31, 2012 and March 31, 2011.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. As of  March 31, 2012, the Company's unclaimed winnings (outs) totaled $97,823.

Revenue Recognition:: The Company recognizes revenue from gaming operations in accordance with ASC Topic 605, “Revenue Recognition,” which requires revenues to be recognized when realized or realizable and earned. Slot gaming revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for chips and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increase. As of March 31, 2012, the Company had $2,197 in unredeemed slot tickets.

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

The Company follows ASC Topic 740, “Income Taxes” regarding accounting for income tax uncertainties. ASC Topic 740 states that a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company maintained no net tax assets at March 31, 2012 and March 31, 2011.

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

Compensated Absences: The Company has not accrued compensated absences for the three months ended March 31, 2012 and 2011 because the amounts cannot be reasonably estimated.

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

The net loss per common share for the quarters ended March 31, 2012 and March 31 2011 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock which was $114,758, for the three month period ended March 31, 2012 and $134,758 for the three months ended March 31, 2011,  by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended March 31, 2012 and March 31, 2011 was 4,037,293 and 3,888,959, respectively.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the three months ended March 31, 2012 and March 31, 2011 because the effect would be antidilutive.

	Three Months Ended March 31,
	2012	2011

Weighted average number of shares for calculation of basic EPS – Common Stock	4,037,293	3,888,959

Weighted average number of shares for calculation of diluted EPS – Common Stock	4,037,293	3,888,959

(4)    OPTIONS AND WARRANTS

The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with ASC Topics 718 and 505-50.  The Black-Scholes option pricing model uses assumptions for inputs including the risk free rate of return, expected forfeitures, expected volatility, expected term, and expected dividends.  The risk-free rate of return for the option or warrant life is based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term.  Expected forfeitures are based on environmental factors tied to the options and warrants as well as historical behavior.  Expected volatilities are based on historical volatility of the Company’s stock.  Expected terms are generally based on the options contractual term unless environmental factors reflect that the option holder would likely exercise their option sooner.    No new options or warrants were issued during the quarters ended March 31, 2012 and March 31, 2011.

March 31, 2012
		Weighted- Average
	Shares	Exercise Price
Outstanding, beginning of year	906,250	$8.63
Granted	-0-
Exercised	-0-
Forfeited	-0-
Expired	-0-	$
Outstanding, at March 31, 2012	906,250	$8.63
Options and warrants exercisable at March 31, 2012	906,250
March 31, 2011
		Weighted- Average
	Shares	Exercise Price
Outstanding, beginning of year	995,625	$8.46
Granted	-0-
Exercised	-0-
Forfeited	-0-
Expired	-0-	$
Outstanding, at March 31, 2011	995,625	$8.46
Options and warrants exercisable at March 31, 2011	995,625

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

In addition, at the closing, the Lenders received warrants in the Company currently equal to 30.0% of its fully diluted common equity ownership (the “Company Warrants” and collectively with the Centers Warrants, the “Warrants”). The Company Warrants have a $25 exercise price; however, if (i) the Lenders’ construction consultant determines that Centers will need to access any amount of a $3.0 million completion guarantee (thus representing that the Project is “Out of Balance”), which has been funded by the Term Loan, to complete the Project on time and on budget and (ii) the Company and Centers have not raised new equity to replace the $3.0 million completion guarantee and thereby cancel the Company Warrants at any time from the closing until 30 days after the Project is determined to be Out of Balance, the Company Warrants shall become exercisable at $0.01. If the Company is successful at raising new equity to replace the completion guarantee, the $3.0 million shall be used to prepay the Term Loan at par upon receipt of such proceeds. Similarly, if the Company is able to complete the Project on time without going Out of Balance, the completion guarantee will be canceled upon the Opening Date and the $3.0 million shall be used to prepay the Term Loan at par and the Company Warrants will be cancelled. As of March 31, 2012, the warrants were not cancelled, due to the default of the Credit Agreement (See Note 8).

The Company did not account for the warrants at the time of issuance because of the contingencies on the warrants becoming exercisable for either Centers or the Company. The Company warrants will only be valid if the Company needs to access any of amount of the $3.0 million completion guarantee which was funded by the Term Loan to complete the project on time. Even then the Company would have the right to raise new equity to replace the completion guarantee and the warrants would be canceled. The Company did not access any amount of the $3.0 million.

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

(5) REAL ESTATE HELD FOR SALE

As of March 31, 2012, the Company's subsidiary, Tara Club Estates, Inc. held six (6) residential lots at its’ residential real estate development (“Tara”), which are situated in Loganville, Walton County, Georgia with an aggregate carrying value of $234,000. The Company carries a valuation reserve  in the amount of $68,569.   The Company has completed its development activities  at Tara. Accordingly, any future costs incurred related to these properties will be expensed.

Valuation Reserve Analysis

	03/31/2012	03/31/2011
Balance at the beginning of the year	$68,569	$68,569
Provision charged to operations	0	0
Charge offs to the reserve	0	0
Ending Balance	$68,569	$68,569

The Company had no real estate sales during the three months ended March 31, 2012, and March 31, 2011.

(6) TAXES

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

The Company’s Tampa Jai-Alai Permit (the fronton closed in 1998) retain such tax credits carried forward totaling $1,362,265.  The Company’s Ft. Pierce facility has not incurred statutory operating losses and therefore has not earned any state tax credits.  For the years 2001 through 2011, Miami had unused credits totaling $2,352,201 and Summer Jai-Alai had $1,220,208 unused credits available for recovery.

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

The Company used the net proceeds from the Term Loan to fund capital expenditures and for working capital and general corporate purposes. The capital expenditures encompassed the expansion project at the Company’s Miami Jai-Alai fronton.

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

At March 31, 2012, the Company was in default of the Credit Agreement due to the violation of certain covenants unrelated to payment or operating matters. Events of default unless waived by the lenders may allow the lenders to terminate the lenders commitments and thereupon the commitments shall terminate immediately and declare the loans then outstanding to be due and payable in whole (or in part in which case any principal not so declared to be due and payable may thereafter be declared to be due and payable), and thereupon the principal of the loans so declared to be due and payable, together with accrued interest thereon and all fees and other obligations accrued hereunder and under the other loan documents, shall become due and payable immediately, without presentment, demand, protest or other notice of any kind, all of which were waived by the Company; and in case of any event with respect to the Company, the commitments shall automatically terminate and the principal of the loans then outstanding, together with accrued interest thereon and all fees and other obligations accrued hereunder and under the loan documents, shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of which were waived by the Company. Management is evaluating the lenders offer but the defaults have not been waived at the date of the issuance of the financial statements. Accordingly, all the debt associated with the Credit Agreement is classified as a current liability in the accompanying March 31, 2012 balance sheet.

For complete details on the Credit Agreement refer to the Form 8-K filed April 27, 2011.

(9) GOING CONCERN

As of March 31, 2012, the Company was in default on an $87,000,000 credit agreement regarding certain covenants unrelated to payment or operating matters. The Company ‘s continued existence as a going concern is dependent on its ability to obtain a waiver of its credit default and to generate sufficient cash flow from operations to meet its obligations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. While the Company believes that the casino operations are going to produce the needed revenues to continue as going concern, there can be no assurances to that effect.

(10) COMMITMENTS AND CONTINGENCIES

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

Registration Rights: The Company has committed upon certain terms and conditions, to use its best efforts to register for resale, certain shares held by other parties, allowing those shares to be publicly traded. The Company intends to use reasonable efforts to  comply with these commitments.  On April 25, 2011 the Company entered into a Credit Agreement, and the Company and the Lenders entered into a Registration Rights Agreements.  The Lenders will have certain registration rights with respect to the shares of common stock issuable upon exercise of the Company Warrants. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 4.3)

Leases:  The Company leases totalizator equipment from Sportech (Formerly “Scientific Games Corp.”) at each fronton. Miami and Ft. Pierce lease on a month- to- month basis.  Transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of $500 per performance. Total totalizator rental expense and other equipment rental under operating leases for the cost was $144,849 for the three months ended March 31, 2012. The Company leases a number of slot machines that are not available for purchase. During the three months ended March 31, 2012, the Company had $472,644 in slot equipment lease.

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

On April 30, 2012, Summer Jai Alai Partners, a Florida general partnership, and West Flagler Associates, Ltd., a Florida limited partnership, Plaintiffs, filed a complaint for declaratory and injunctive relief against Florida Gaming Centers, Inc., a Florida corporation. (See Item 1. Legal Proceedings)

Hialeah Park: On June 30, 2010, W. Flagler and Florida Gaming Centers filed a constitutional challenge regarding the enactment of changes to Florida Statutes in Chapter 551 that purport to enable the expansion of slot machine games in Miami Dade County to the site of Hialeah Park.  The Statutory Amendment conflicts with the Constitutional Provision, Article X, Section 23 in numerous ways.  The Leon County Circuit Court held the statute to be valid and that decision is presently on appeal to the Florida First District Court of  Appeal.  On October 6, 2011, a state appeals court upheld the ruling for Hialeah Park to have a casino with Las Vegas style slot machines.  On April 27, 2012 the Florida Supreme Court refused to take up a case challenging their legality. The Company continues to evaluate its options regarding this matter.

The decision essentially upholds the ruling from the 1st District Court of Appeal in October that asserted the Legislature has the power to expand gambling in the state. Florida Gaming Centers and W. Flagler, in South Florida had challenged the decision to allow slots in Hialeah, claiming that since the racetrack wasn’t included as part of referendums in Miami-Dade and Broward counties to approve slots, the track should be barred from offering them.

The appellate court ruling upheld a trial court decision claiming the Legislature had the power to expand gaming, as it did in 2009 to include the Hialeah Racetrack in state statutes allowing slot machines in South Florida pari-mutuels.

(11) ACQUISITION OF WJA ASSETS

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

(12) NOTES

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

On April 25, 2011 the Company entered into a Modification, Assignment and Assumption Agreement with Holding.  Holding agreed to amend the note with Centers.  The Agreement releases Centers from the obligations thereunder and accepted Florida Gaming  Corporation as the new borrower under the promissory notes.  Holding agreed to extend the maturity date to be at least six (6) months after the maturity date of the Credit Agreement, convert all interest payments to be paid in kind instead of in cash and to subordinate the obligations under the promissory notes to those under the Credit Agreement. (For more information refer to Form 8-K filed April 27, 2011, Exhibit 10.3). This note was accounted for as a debt refinance.  At March 31, 2012, the Company owed Holding $1,812,546.

Freedom Financial Corporation Note

In connection with the closing of the Credit Agreement, the Company also entered into a Promissory Note with Freedom Financial Corporation (“Freedom”) in the amount of $1,905,000 for certain accounts receivable and unpaid consulting services rendered by Freedom to the Company.  Under the Promissory Note, (i) the indebtedness is subordinate to the obligations under the Credit Agreement, (ii) interest shall be paid-in-kind instead of in cash and (iii) the outstanding principal shall be due and payable in full on the date that is six (6) months after the maturity date under the Credit Agreement.  At March 31, 2012 the Company owed Freedom $2,012,900 on this note. (See Related Party Transactions)

James W. Stuckert and Solomon O. Howell Notes

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

On April 25, 2011,  in connection with the closing of the Credit Agreement, the Company entered into a Modification Agreement with Solomon O. Howell and James W. Stuckert whereby the  Memorandum of Agreement, dated August 14, 2009, for a note in the amount of $1,000,000 was amended to extend the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, at the Company’s option permit interest to be paid-in-kind instead of in cash and subordinate the obligations under the Memorandum of Agreement to those under the Credit Agreement. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 10.2). The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt.  The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we  determined that the new debt was not a substantially different debt instrument.   The Note was accounted for as debt refinance.  At March 31, 2012, the Company owed $1,661,231 on the Howell/Stuckert Note.

Andrea S Neiman

On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Modification,  Assignment and Assumption Agreement with Andrea S. Neiman and agreed to modify an originate note in the amount of $125,000 to release Centers from the obligations thereunder and accept the Company as the borrower under the note, and extended the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, and at the Company ‘s option permit interest to be paid-in-kind instead of in cash and generally subordinate the obligations under the note to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt.  The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we  determined that the new debt was not a substantially different debt instrument.   The Note was accounted for as debt refinance. On March 31, 2012 the company owed $145,168 on this note.  (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 10.4)

Miami Dade County

On April 6, 2009, the Company completed Phase 1 of its two-phase acquisition of the 10.982 acres of property from the County. Phase 1 included the closing of the purchase of approximately 2.283 acres from the County for $3,348,429, including a down payment of $334,843 and a County financed note payable of $3,013,586 for 15 years with final payment due April 1, 2024, with a fixed interest rate of 7.25%. The Note is secured by the purchased property pursuant to a mortgage and security agreement between the Company and the County. The Company also received air-rights over N.W. 37th Avenue, a street separating the two properties. At March 31, 2012 the Company owed $2,652,291 on this Note.

On June 11, 2011, the Company completed Phase 2 of the approximately 8.7 remaining acres for $13,393,716 that was to close no later than 60 days after the United States Corps of Engineers released the property free and clear of environmental contamination.  The Corp of Engineers released the property free and clear of environmental contamination and on June 16, 2011, the Company and the County consummated the final closing on the remaining 8.67 acres of the undeveloped property.  At the final closing, the Company made a down payment of $1,339,371, representing 10% of the purchase price of the remaining 8.67 acres, and the County issued a new promissory note for $12,054,344  representing the remaining amount owed by the Company on the 8.67 acres of undeveloped property which were the subject of the  Closing.  The Note is for 15 years, with an interest rate of 7.25%.  The Company will defer payments until the earlier of June 15, 2012, or the date upon which slot machine operations are initiated by the Company.  At March 31, 2012 the Company owed $12,054,344 on this Note. (See Exhibit 10.20 and 10.21, filed with June 30, 2011 10-Q)

Following the County Board’s vote to close 37th Avenue on July 7, 2011, the Company is required to pay up to $1,000,000 for remediation of 36th Avenue, of which $570,000 was paid in August, 2011 for the design and engineering of the 36th Avenue which was a condition precedent to the closure of 37th Avenue.  The Company has accrued the remaining $430,000.   If within 36 months of this vote the County determines a need to expand 36th Avenue, then the Company will be required to dedicate a 20-foot wide by 812-foot long strip of the Undeveloped Property to accommodate an 80 foot right-of-way (the “Expansion Easement”) which may, at the County’s sole discretion, be constructed in the future.  The Company would also be required to pay for such street expansion to the extent of $4,700,000 through incremental draw-downs as described in the Settlement Agreement.  On June 16, 2011, the Company granted a right-of-way deed representing the Expansion Easement which will be held in escrow until such time as the County Board votes to expand 36th Avenue.

Florida Lemark/Construct Design

On December 9, 2010, the Company executed a $446,000 Promissory Note to Construct Design, Inc.  The note was unsecured.  The note bears interest at 12% per annum and was due January 31, 2011.

On April 25, 2011 the Company and Florida Lemark/Construct Design entered into an Amendment and Restatement, Assignment and Assumption Agreement (the “Agreement”) whereby the Promissory Note (“Note”) in the principal amount of $446,000 effective December 9, 2010, has been amended to (i) upon substantial completion of the project in accordance with the construction contract, to increase the outstanding principal of the original note to $1,000,000, (ii) at the Company’s option permit interest to be paid-in-kind instead of in cash and (iii) subordinate the obligations under the Agreement to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt.  The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we  determined that the new debt was not a substantially different debt instrument.   The Note was accounted for as a debt refinance. (For further information please refer to the Form 8-K filed April 27, 2011).  On March 11, 2012, 60 days after substantial completion of the project, the outstanding principal of this note was increased to $1,000,000. The Company owed $1,084,136 on this note at March 31, 2012.

(13) RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.

(14) RELATED PARTY TRANSACTIONS

Management fees/Freedom Financial Note. In lieu of salaries for the Chairman/CEO, W. B. Collett, the Company paid a management fee to Freedom Financial Corporation (“Freedom”) through March 31, 2011.  The Company was unable to pay the management fees and accrued management fees to Freedom of $780,000 for each of the years ended December 31, 2009 and December 31, 2010.  Freedom is controlled by the Company’s Chairman and  the Company’s CEO/President also maintains ownership in Freedom.  The Company had accrued management fees of $1,560,000 during the years ended December 31, 2010 and December 31, 2009,  and the Company had accrued management fees of $195,000 for the first quarter 2011. On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Promissory Note with Freedom in the amount of $1,905,000 of which $1,755,000 was for accrued but  unpaid consulting fees and $150,000 in  accounts receivables from Freedom. Under the Promissory Note, (i) the indebtedness is subordinate to the obligations under the Credit Agreement, (ii) interest shall be paid-in-kind instead of in cash and (iii) the outstanding principal shall be due and payable in full on the date that is six (6) months after the maturity date under the Credit Agreement. (See Form 8-K filed April 27, 2011, Exhibit 10.5).  At March 31, 2012 the Company owed Freedom $2,012,900 on this note.

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

The term of this Agreement will commence April 25, 2011 and end December 31, 2017 unless terminated earlier.  WBC or FGC may terminate this Agreement for cause at any time.  For the purposes of this Agreement, "cause" includes any breach or default of this Agreement by the other party which is not cured within 30 days of written notice thereof; commission of a felony; or action by the Consultant that materially injures the image or reputation of the Companies.  WBC will remain a Director of the Companies or as the Chairman of their respective Boards of Directors. (For complete details see Exhibit K filed to Exhibit 10.1 of the Form 8-k filed April 27, 2011)

As of March 31, 2012, Mr. Collett has not received any payment of consulting services.

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

On April 25, 2011 the Company entered into a Modification, Assignment and Assumption Agreement with Holding.  Holding agreed to amend the note with Centers to release Centers from the obligations thereunder and accept Florida Gaming  Corp as the new borrower under the promissory notes.  Holding agreed to extend the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, and convert all interest payments to be paid in kind instead of in cash and to subordinate the obligations under the promissory notes to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instruments were substantially different than the old debt.   The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we  determined that the new debt was not a substantially different debt instrument.   The note was accounted for as a debt refinance.   At March 31, 2012, the Company owed Holding $1,812,546.  (See Form 8-K filed April 27, 2011)

(15) SUBSEQUENT EVENTS

The Company adopted the provisions of SFAS No. 165, “Subsequent Events” (SFAS 165), during the first quarter ended March 31, 2012.  SFAS 165, as incorporated into ASC Topic 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and through the date financial statements are issued. The Company evaluated, and included, all events or transactions that occurred after March 31, 2012 through  May 15, 2012, the date these financial statements were issued.

(16) SEGMENT INFORMATION

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

During the three months ended March 31,2012 and March 31, 2011, Centers’ gaming operations comprised  100% of the Company’s revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

March 31, 2012

(Dollar Amount In Thousands)	Assets		Revenues		Loss

Florida Gaming Centers	100%	$96,804	100%	$14,365	100%	$(3,869)
Tara Club Estates	0%	252	-	-0-		(2)
Consolidated Total	100%	$97,056	100%	$14,365	100%	$(3,871)

March 31, 2011

(Dollar Amount In Thousands)	Assets		Revenues		Loss

Florida Gaming Centers	98%	$16,856	100%	$2,891	100%	$(1,729)
Tara Club Estates	2%	259	-	-0-		(6)
Consolidated Total	100%	$17,115	100%	$2,891	100%	$(1,735)

(17) FAIR VALUE MEASUREMENTS

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

ASC Topic 820 requires disclosure of assets and liabilities measured at fair value on a nonrecurring basis.  The following table presents the financial assets carried by the Company at fair value as of  March 31, 2012 and March 31, 2011 and by Topic 820 valuation hierarchy (as described above).

Assets measured at fair value on a nonrecurring basis as of  March 31, 2012

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

ASC Topic 820 also requires disclosure of assets and liabilities measured at fair value on a recurring basis.  The Company measured no assets or liabilities at fair value on a recurring basis as of  March 31, 2012 or March 31, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Florida Gaming Corporation operates a casino and parimutuel wagering facilities in Florida. In Miami the Company offers slot machines and live jai-alai, poker, dominos, electronic blackjack, roulette and inter-track wagering (ITW). In Ft. Pierce, Florida Gaming offers ITW via simulcasting on horse and greyhound racing, seasonal jai-alai, and year round poker in the card room.   In addition, the Company operates Tara Club Estates, Inc. (“Tara”), a residential real estate development  located near Atlanta in Walton County, Georgia.  Approximately 44.6% of the Company's common stock is controlled by the Company's Chairman either directly or beneficially through his ownership of Freedom Holding, Inc.

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

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. The Company had no allowance for doubtful accounts for the quarters ended March 31, 2012 and March 31, 2011.

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

The Company evaluates the carrying value of its real estate development and other long-lived assets, annually under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 360, “Plant, Property, and Equipment” and ASC Topic 970 “Real Estate.”   Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve had been deemed necessary as of March 31, 2012.

Slot revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for chips and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increase. Pari-Mutuel revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company recognizes revenue from gaming operations in accordance with ASC Topic 605 which requires revenues to be recognized when realized or realizable and earned.  Revenues derived from gaming operations including: mutuel, admission, program, food and beverage, card room, and other revenues are collected shortly before the earning events take place. The Company recognizes revenues from the Company's real estate operations in accordance with ASC Topic 360-20, and sales are generally recognized when consummated , which is upon the closing of the sale, unless the down payment is insufficient to accrue the revenue.

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

On October 6, 2011, a state appeals court upheld the ruling for Hialeah Park to have a casino with Las Vegas style slot machines.  On April 27, 2012 the Florida Supreme Court refused to take up a case challenging their legality. The Company continues to evaluate its options.

Development of Slot Machines Operations

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

Casino Miami Jai-Alai is allowed:

•	up to 2,000 machines
•	have ATM machines at the facility
•	hours of operation during the week can be up to 18 hrs a day and 24 hours a day on weekends.

Slot machines must be tested thoroughly and must comply with local and state government imposed licensing regulations. Many of the manufacturers will only allow the Casino to lease the machines in exchange for a flat fee. Leasing allows the Company to evaluate the different machines and continue to improve the selection for our guests at Casino Miami Jai-Alai. The Company is continually striving to provide the best entertainment in the Miami area.

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

RESULTS OF OPERATIONS -- FIRST QUARTER ENDED MARCH 31, 2012 COMPARED WITH FIRST QUARTER ENDED MARCH 31, 2011

Casino Miami Jai-Alai opened January 23, 2012. The revenue figures include the casino operations for the quarter ended March 31, 2012. During the first quarter ending March 31, 2012, and March 31, 2011, the Company’s operations reflect three months’ operation of live jai-alai performances at Miami. Pari-Mutuel revenue for the three months ended March 31, 2012, reflects live jai-alai at Ft. Pierce beginning March 2, 2012, and this compares to not operating live jai-alai during the three months ended March 31, 2011. A full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce for the quarters ending March 31, 2012 and March 31, 2011. Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria. Ft. Pierce and Miami operated a card room, with the Miami location also offering dominoes in its’ card room.

For the three months ended March 31,	2012	2011	Variance	% Variance
Casino	$11,673,707	$-	$11,673,707	100.00%
Pari-mutuel	1,415,401	1,729,033	(313,632)	(0.18)
Cardroom	1,718,687	1,005,927	712,760	70.86%
Food, beverages, and other	559,509	156,020	403,489	258.61%
Gross revenues	15,367,304	2,890,980	12,476,324	431.56%
Less promotional credits	(1,002,615)
Net revenues	$14,364,689	$2,890,980	$11,473,709	396.88%

Casino

On May 12, 2011, the Company received a license from the State of Florida to begin Class III-“Vegas Style” slot machine operations at Miami Jai-Alai.  The Company broke ground Wednesday, May 18, 2011 to celebrate construction of the casino addition.  Casino Miami Jai-Alai opened January 23, 2012. The Casino had revenues of $11,673,707 for the three months ended March 31, 2012.

Pari-mutuel revenue

Pari-Mutuel revenue for the three months ended March 31, 2012, totaled $1,415,401. Of the $1,415,401, Ft. Pierce had revenue of $314,641 and Miami $1,100,760. This compares to $1,729,033 the three months ended March 31, 2011, where Ft. Pierce totaled $161,040 and Miami $1,567,993. Ft. Pierce increased $153,601, and Miami decreased $467,233, for a total decrease of $313,632. The Company is offering fewer performances and totally eliminated Saturday performances at Miami. With the opening of the Casino the Company is offering entertainment functions on Saturdays. The Company may add more performance as a guest site at the Miami location in the future. If the Company does add more performances that would enhance ITW in the future. Ft. Pierce saw an increase in revenue due to offering live jai-alai in the first quarter 2012, beginning March 2, 2012, compared to not operating live jai-alai during the first quarter 2011.

Cardroom Revenue

For the three months ended March 31,	2012	2011	Variance	% Variance
Miami Cardroom	$955,970	$133,990	$821,980	613.46%
Ft. Pierce Cardroom	762,717	871,937	(109,220)	-12.53%
	$1,718,687	$1,005,927	$712,760	70.86%

Miami cardroom increased $821,980 (613%) for the quarter ended March 31, 2012 from the quarter ended March 31, 2011. The opening of the Casino has brought in many more guests to the card room. Ft. Pierce saw a decrease in revenue due to lower attendance at the jai-alai. The Company’s lower revenue at Ft. Pierce might be attributed to the economy, revenue is driven by discretionary consumer spending, which has been impacted by weakened general economic conditions such as high unemployment levels, particularly in the Ft. Pierce area.

Food, beverage and other revenue

For the three months ended March 31,	2012	2011	Variance	% Variance
Miami	$435,765	$75,519	$360,246	477.03%
Ft. Pierce	123,743	80,501	43,242	53.72%
	$559,509	$156,020	$403,488	258.61%

Food, beverage and other income consists of the concession stands, bars, lottery commission, ATM commissions and misc. revenue. The casino has definitely had an impact on the food, beverage and other revenue in Miami. Ft. Pierce did see an increase during the three months ended March 31, 2012 because of live jai-alai during 2012. Ft. Pierce began live jai-alai March 2, 2012, and during the three months ended March 31, 2011, Ft. Pierce did not offer live jai-alai.

Gross Revenues

Gross revenue increased $12,476,234 (431.56%) with the opening of the Casino. In Miami, the Company moved the cardroom to the casino floor, and Miami saw an increase of $821,980 in cardroom revenue. Miami and Ft. Pierce both saw an increase in Food, beverage, and other revenue. Pari-mutuel revenue decreased due to offering fewer performances.

Promotional Credits

Promotional Credits totaled $1,002,615 for the three months ended March 31, 2012.

Operating Expenses

For the three months ended March 31,	2012	2011	Variance	% Variance
Casino	$7,362,688	$-	$7,362,688	100.00%
Pari-mutuel	1,709,103	1,800,040	(90,938)	-5.05%
Cardroom	1,204,744	452,860	751,884	166.03%
Food, beverages, and other	394,286	130,166	264,120	202.91%
Advertising	353,594	2,122	351,471	16563.24%
Pre-Opening Expense	514,022	-	514,022	100.00%
Other operating expense	1,280,516	903,841	376,675	41.67%
Operating Expenses	$12,818,953	$3,289,029	$9,529,924	289.75%

Casino Expenses

Included in the casino expense is the state gaming tax of $3,328,947, the city/county tax of $316,218, equipment lease of $463,711, licenses and regulatory fees of $687,500, wages and insurance of $206,025, supplemental prize money of $184, 461, and pre-opening expenses of $1,145,832. In May, 2011, the Company paid $2,750,000 in slot license and regulatory fees. These fees are being amortized from the date of the opening of the Casino to May, 2012, when the annual license fee is due. The Company placed $1,145,832 of these license and regulatory fees in pre-opening expenses for the casino, and $687,500 in license and regulatory fees.

Pari-Mutuel

Some of the larger expenses for the three months ended March 31, 2012 were wages and health insurance totaling $907,863, state gaming tax totaled $142,783, guest participation in ITW totaled $231,073. This compares to the three months ended March 31, 2011, wages of $936,496, state gaming tax of $51,390, and guest participation in ITW totaled $396,569.

Cardroom

For the three months ended March 31, 2012, wages totaled $627,727, state gaming tax totaled $245,582, promotional expense of $262,386, and operating supplies of $69,049. This compares to three months ended March 31, 2011, which included wages of $260,310, state gaming tax of $110,242, and supplemental prize money of $40,237.

Food, beverage and other

During the quarter ended March 31, 2012, the Company had $139,465 cost of sales, compared to $68,180 during the period ended March 31, 2011. The Company had wages and insurance of $240,958 compared to $61,986 in 2011. The remainder expenses are operating supplies and uniform expenses.

Advertising

The company used direct marketing mail, billboard placement, ads in the newspaper, ads on television and radio, and agency fees for advertising the new Casino. This has led to the $351,471 increase for the first quarter 2012 compared to the first quarter 2011.

Pre-Opening

The Company has incurred $514,022 in pre-opening expenses not related to licensing fees. The Company chose to hire a firm to staff various employee positions at the Casino and a majority of these expenses will be incurred one time.

Other Operating Expenses

The Company has seen an increase in Other operating expenses with the opening of the Casino. The Company has added an IT department, a marketing department, additional security and surveillance . Utilities also saw a substantial increase during the first quarter ended March 31, 2012 to $214,845 compared to $87,736 for the same period in 2011.

General And Administrative Expenses

For the 3 months ended March 31,	2012	2011	Variance	% Variance
Executive Payroll	$254,558	$143,324	111,234	77.61%
Director Fees	12,000	12,000	-	0.00%
Telephone & Travel	35,075	87,770	(52,695)	-60.04%
Professional Fees	87,544	404,582	(317,038)	-78.36%
Interest & Financing	3,329,571	352,875	2,976,696	843.56%
Property Taxes	99,000	132,246	(33,246)	-25.14%
Insurance	582,805	159,499	423,306	265.40%
Total G&A	$4,400,553	$1,292,297	3,108,256	240.52%

Executive payroll increased in 2012 for the comparable period in 2011 due to the hiring of additional personnel along with changes in the present officers roles and functions within the Company. W. B. Collett retired as CEO effective April 25, 2011, and W. B. Collett, Jr. was promoted to CEO and President. On April 25, 2011, Daniel Licciardi, was promoted to Chief Operating Officer. As a result, W. B. Collett, Jr. had a pay increase to $300,000 from $225,000 and Daniel Licciardi, had an increase to $225,000 from $141,300. Professional fees fell significantly during the first quarter to $87,544 from $404,582 as a result of fewer ongoing suits and lower expenditures related to legislative lobbying. Also contributing to savings was the lack of accrual of management fees for the first quarter of 2012 vs 2011. The overwhelming majority of the General and Administrative Expenses is interest expense as a result of the $87 million dollar loan for the construction of Casino Miami Jai-Alai. The loan and construction also contributed to the significant increase in insurance and the slot tax bond.

Depreciation and Amortization

Depreciation and Amortization expenses were $1,116,168 for the three months ended March 31, 2012, compared to $110,666 for the three months ended March 31, 2011. The increase is due to the new casino, and the amortization of the loan points and capitalized financing on the $87 million loan. During 2012, the Company amortized $87,000 in loan points, and $279,900 in capitalized financing costs on the $87 million dollar loan. The Company also had depreciation of gaming equipment in 2012 of $466,715.

Other Income

The Company had other income of $100,429 for the three-month period ended March 31, 2012, compared to other income of $66,292 for the three-month period ended March 31, 2011. Other income for the quarter ended March 31, 2011, consisted of $100,184 in pari-mutuel tax credits and interest income of $245. This compares to other income for the quarter ended March 31, 2011, consisting of pari-mutuel tax credits of $154,800, $88,762 in AGC loan processing fees, and interest income of $254.

Tax Loss Carryforwards

At December 31, 2011, the Company had tax net operating loss (NOL) carryforwards of approximately $42,797,815 available to offset future taxable income. These NOL carryforwards expire twenty years from the year in which the losses were incurred or at various intervals through fiscal 2031.

Summary of Operations

The Company had net loss of $3,870,556 or ($.99) per common share for the three months ended March 31, 2012, compared to net loss of $1,734,720 or ($.48) per common share for the quarter ended March 31, 2011. The Company began Casino operations on January 23, 2012 or just seven months after the first construction permit was granted. While the Company had a net loss of $3,870,556 or ($.99) per common share for the three months ended March 31, 2012 we were operational for only 68 of the 91 days that comprise the first quarter. For the first quarter 2012 the Company had EBITDA of $575,182. The Company incurred almost $1.7 million in pre-opening expenses that are included in operating expenses. Included in the pre-opening expenses is the amortization amount of $1,145,832 of the slot license fee. The initial payment will be amortized from the date of the opening of the slot facility until May, 2012. Thereafter, payments will be amortized to expense over the annual license period. Many of the pre-opening expenses are non-recurring in nature and should only impact the first quarter. In addition to the Casino opening and building a database of players with the players club VIVA card we have experienced great success with the card room which is located on the casino floor.

The goal is to achieve greater awareness of the new Casino Miami Jai-Alai and the various entertainment options, such as poker, slots, dominos, boxing, concerts and of course jai-alai.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents at March 31, 2012 was $25,378,219, compared to $951,529 during the quarter ended March 31, 2011. At March 31, 2012, the Company had a negative working capital of $81,950,176. The Company was in default of the Credit Agreement, unrelated to payment or operating matters, and therefore the $87,000,000 note was moved to current liabilities.

During the three months ended March 31, 2012, net cash used in Company's operating activities was $5,647,352, compared to $564,812 during the three months ended March 31, 2011. The Company had an increase in accounts receivable of $185,689 for the three months ended March 31, 2012, compared to $93,654 during the first quarter 2011. Accounts Payable and Accrued Expenses saw a decrease of $4,649,782 during the first quarter 2012, compared to an increase of $1,188,875 during the same period in 2011. The Company had accrued the $3,550,000 PAC payment which was due ten days from when the casino was complete, and the Company paid the $3,550,000 on February 3, 2012. The Company paid Calder approximately $379,473 during the first quarter 2012. The Company is amortizing the financing costs and loan points over the life of the loan, which is five years. The Company's continuing operating expenses consist principally of office expenses, general and administrative expenses, and costs associated with the Casino, Jai-Alai, Cardroom, and ITW operations.

During the three months ended March 31, 2012, cash used in investing activities was $6,222,681 for the quarter ended March 31, 2012, compared to cash used in investing activities of $247,213 for the three months ended March 31, 2011. The increase is primarily due to increased expenditures for property and equipment at Casino Miami Jai-Alai.

During the three months ended March 31, 2012, cash used in provided by financing activities was $67,876 compared to cash provided by financing activities of $1,014,937 during the same period in 2011. During the first quarter 2012, the Company repaid debt on the loans, compare to the first quarter 2011, the Company received $1,000,000 from AGS and $46,000 from Construct Design.

The Company leases totalizator equipment from Sportech (Formerly “Scientific Games Corp.”) at each fronton. Miami and Ft. Pierce lease on a month- to- month basis.  Transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of $500 per performance. Total totalizator rental expense and other equipment rental under operating leases for the cost was $144,849 for the three months ended March 31, 2012. The Company leases a number of slot machines that are not available for purchase. During the three months ended March 31, 2012, the Company had $472,644 in slot equipment lease.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Summer Jai Alai Partners and West Flagler Associates, Ltd. v. Florida Gaming Centers, Inc., Miami-Dade County, Florida Circuit Court Case # 12-16315 CA 42.

On April 30, 2012, Florida Gaming Centers, Inc. (“Florida Gaming”) was served with a summons and complaint (the “Complaint”) from Summer Jai Alai Partners (“Summer Partners”) and West Flagler Associates, Ltd. (“West Flagler”) (collectively, “Plaintiffs”).  The Complaint was filed in the 11th Judicial Circuit Court in and for Miami-Dade County, Florida on April 25, 2012.  The Complaint alleges that Plaintiffs hold valid pari-mutual wagering permits with the State of Florida that allow them to conduct jai alai games between May 1 and November 30 of each state fiscal year.  Plaintiffs allege that  on September 30, 2010, Summer Partners and Florida Gaming entered into a lease agreement wherein Florida Gaming is obligated to allow Summer Partners to conduct a single jai alai match on or before June 30, 2012.  Plaintiffs allege that West Flagler, as Summer Partners’ general partner and pursuant to an April 17, 2012 sublease between the Plaintiffs, is entitled to exercise this alleged right.  Plaintiffs seek a declaration from the Miami-Dade County Circuit Court declaring that Florida Gaming is required to recognize the alleged sublease between the plaintiffs and that West Flagler is entitled to conduct one jai alai game before June 30, 2012, and awarding attorney’s fees and costs.  Florida Gaming’s response to the Complaint is due on May 21, 2012.  Florida Gaming denies that Plaintiffs are entitled to any of the declaratory relief requested in the complaint and intends to vigorously defend the Complaint.

Calder Race Course, Inc. vs. Florida Gaming Centers, Inc.:

On October 11, 2011, Florida Gaming Centers (“Centers”) was served with a summons and complaint (the”Complaint”) from Calder Race Course, Inc. (“Plantiffs”). The complaint was filed in the 11th Judicial Circuit Court in and for Miami-Dade County, Florida on September 27, 2011. The complaint alleges that Centers has failed to make certain required payments due to Calder for wagers accepted at its OTB facilities on the simulcast signal received from Calder. The complaint alleges that Centers owes Calder $529,473. The Company filed an answer on November 4, 2011, and intends to vigorously defend the Complaint. The Company paid the amounts owed, and on May 14, 2012 this case was dismissed with prejudice.

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

Florida Gaming Centers vs  FDBPR and South Florida Racing Association, LLC

On June 30, 2010, W. Flagler and Florida Gaming Centers filed a constitutional challenge regarding the enactment of changes to Florida Statutes in Chapter 551 that purport to enable the expansion of slot machine games in Miami Dade County to the site of Hialeah Park.  The Statutory Amendment conflicts with the Constitutional Provision, Article X, Section 23 in numerous ways.  The Leon County Circuit Court held the statute to be valid and that decision is presently on appeal to the Florida First District Court of  Appeal.  On October 6, 2011, a state appeals court upheld the ruling for Hialeah Park to have a casino with Las Vegas style slot machines.  On April 27, 2012 the Florida Supreme Court refused to take up a case challenging their legality. The Company continues to evaluate its options regarding this matter.

Other Suits

The Company is a defendant in certain other suits which are deemed to be routine litigation in the ordinary course of business. The Company believes that the ultimate resolution of the suits will not have a material adverse impact on the Company's financial position or its results of operations.

Item 1 a) — Risk Factors

Not required for smaller reporting companies

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 — Defaults upon Senior Securities

As of March 31, 2012, the Company has accrued but not paid dividends on their four classes of Preferred Stock:

The Company owes the following amounts on their Preferred Stock:

Preferred A:  $ 81,527

Preferred AA: $1,225,000

Preferred B:  $  59,965

Preferred F:   $421,703

Item 4 — Submission of Matters to a Vote of Security Holders.

None.

Item 5 — Other information

Not applicable.

Item 6.	Exhibits List and Reports on Form 8-K

3.1	Registrant’s Third Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 28, 2005, filed as reference 3.1 to the Registrant’s 2004 10-KSB, is incorporated herein by reference as Exhibit 3.1.
3.2	Registrant’s By-Laws as amended to date filed as Exhibit 3.5 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1998 are incorporated herein by reference as Exhibit 3.2.
4.1	Warrant Agreement, dated as of April 25, 2011, by and among Florida Gaming Corporation and the holders named therein, filed as reference 4.1 to Registrant’s 8-K filed April 27, 2011, is incorporated herein by reference as Exhibit 4.1.
4.2	Warrant Agreement, dated as of April 25, 2011, by and among Florida Gaming Centers, Inc., Florida Gaming Corporation as Guarantor and the holders named therein, filed as reference 4.2 to Registrant’s 8-K filed April 27, 2011incorporated herein by reference as Exhibit 4.2.
4.3	Registration Rights Agreement, dated as of April 25, 2011, by and among Florida Gaming Corporation and the holders named therein, filed as reference 4.3 to Registrant’s 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 4.3.
10.1	Credit Agreement, dated as of April 25, 2011, by and among Florida Gaming Centers, Inc., Florida Gaming Corporation, the lenders party thereto, and ABC Funding, LLC as Administrative Agent, filed as reference 10.1 to Registrant’s 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 10.1.
10.2	Modification Agreement, dated as of April 25, 2011 by and between Solomon O. Howell and James W. Stuckert and Florida Gaming Corporation, filed as reference 10.2 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.2.
10.3	Modification, Assignment and Assumption Agreement, dated as of April 25, 2011, by and among Freedom Holding, Inc., Florida Gaming Centers, Inc., and Florida Gaming Corporation, filed as reference 10.3 to Registrant’s 8-K filed April 27, 2011incorporated herein by reference as Exhibit 10.3.
10.4	Modification, Assignment and Assumption Agreement, dated as of April 25, 2011, by and among Andrea S. Neiman, Florida Gaming Centers, Inc., and Florida Gaming Corporation, filed as reference 10.4 to Registrant’s 8-K filed April 27, 2011 incorporated herein by reference as Exhibit 10.4.
10.5	Florida Gaming Corporation Promissory Note, dated as of April 25, 2011, in the amount of $1,905,000, filed as reference 10.5 to Registrant’s 8-K filed April 27, 2011 incorporated herein by reference as Exhibit 10.5.

10.6	Freedom Pledge Agreement, dated as of April 25, 2011, by and among William B. Collett, William B. Collett, Jr., Hurd Family Partnership, L.P. and ABC Funding, LLC. (Included as Exhibit H to Exhibit 10.1), filed as reference 10.1 to 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 10.6.
10.7	Employment Agreement, dated as of April 25, 2011, between Florida Gaming Centers, Inc. and W. Bennett Collett, Jr. filed as reference 10.7 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.7.
10.8	Employee Bonus Compensation Restriction Agreement, dated as of April 25, 2011, by and between W. Bennett Collett, Jr. and ABC Funding, LLC, filed as reference 10.8 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.8.
10.9	Employment Agreement, dated as of April 25, 2011, by and between Florida Gaming Centers, Inc. and Daniel J. Licciardi, filed as reference 10.9 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.9.
10.10	Consulting Agreement, dated as of April 25, 2011 by and between Freedom Financial Corporation and Florida Gaming Corporation (Included as Exhibit K to Exhibit 10.1), filed as reference 10.1 to Registrant‘s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.10.
10.13	Stock Subscription Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.5 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.13.
10.14	Stockholders Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.6 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.14.

10.15	Warrant Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.7 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.15.
10.16	Settlement Agreement as to Parcel No. 155 and Parcel No. 155TCE, dated February 3, 2009, by and between the Registrant and the County, filed as Exhibit 10.1 on Registrant’s Form 8-K dated April 6, 2009, and is incorporated herein by reference as Exhibit 10.16.
10.17	Promissory Note, entered into by the Registrant, the County and City National Bank of Florida on April 2, 2009, filed as Exhibit 10.2 on Registrant’s Form 8-K dated April 6, 2009 and is incorporated herein by reference as Exhibit 10.17.
10.18	Mortgage and Security Agreement, entered into by the Registrant, the County and City National Bank of Florida on April 6, 2009, filed as Exhibit 10.3 on Registrant’s Form 8-K dated April 6, 2009 and is incorporated herein by reference as Exhibit 10.18.
10.19	Registrant’s Amended and Restated Loan Agreement between Florida Gaming Centers, Inc. City National Bank of Florida, and Freedom Financial Corp, dated October 31, 2005, was filed as reference 10.9 to Registrant’s 2005 10-KSB, herein incorporated by reference as Exhibit 10.19.
10.20	Promissory Note, entered into by the Registrant, the County and City National Bank of Florida on June 16, 2011, was filed as reference 10.20 to Registrant’s June 30, 2011 10-Q, and is incorporated herein by reference as Exhibit 10.20.
10.21	Mortgage and Security Agreement, entered into by the Registrant, the County and City National Bank of Florida on April 6, 2009, was filed as reference 10.21 to Registrant’s June 30, 2011 10-Q, and is incorporated herein by reference as Exhibit 10.21.
10.23	Warrant Agreement entered into between the Registrant and Nurmi Properties, dated December 11, 2009, was filed as Exhibit 10.18 to an 8-k filed December 17, 2009 and is incorporated herein by reference as Exhibit 10.23.
10.30	Partnership Purchase Interest Agreement, dated October 14, 2010, filed as Exhibit10.30 to Registrant’s 10-Q dated November, 15, 2010 is incorporated herein by reference as Exhibit 10.30.
10.31	Assignment of Interest Agreement, between Florida Gaming Centers and W. Flagler Associates, dated October 14,2010, filed as Exhibit 10.31 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.31.
10.32	Assumption Agreement, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit10.32 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.32.
10.33	Escrow Agreement, between Mintzer Sarowitz Zeris Ledva & Meyers LLP, Florida Gaming Centers and West Flagler, dated October 14, 2010, filed as Exhibit10.33 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.33.
10.34	Legal opinion, dated October 14, 2010, filed as Exhibit10.34 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.34.
10.35	Legal opinion of seller, dated October 14, 2010, filed as Exhibit 10.35 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.35.
10.36	Secretary’s Certificate, dated October 14, 2010, filed as Exhibit10.36 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.36.
10.37	Sellers Certificate, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit 10.37 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.37.
10.38	Sellers Release, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit10.38 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.38.
14.0	Registrant’s Code of Ethics adopted by the Board of Directors on May 16, 2003, filed as Exhibit 14 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 14.0.

21.0	List of Registrant’s Subsidiaries as of December 31, 2004, filed as Exhibit 21 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 21.0.
31.1	Certification by Registrant’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
31.2	Certification by Registrant’s Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
32.1	Certification by Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.
101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (b) our Consolidated Statements of Operations for the Three Months ended March 31, 2012 and 2011, (c) our Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011 and (d) the Notes to such Consolidated Financial Statements.

FLORIDA GAMING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION (Registrant)

Date: May 15, 2012	By:	/s/ W. B. Collett, Jr.
W.B. Collett, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2012	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer
(principal financial officer) (principal accounting officer)

