Form 10-Q
period 2012-06-30
FLORIDA GAMING CORP
filed 2012-08-14
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_______

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

As of August 14, 2012, there were 4,037,293 shares of the Registrant’s common stock outstanding.

PART 1. FINANCIAL INFORMATION

FLORIDA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2012	2011

CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$10,939,449	$37,297,676
Accounts receivable, net	459,636	247,974
Inventory (Note 2)	48,287	65,232
Total current assets	$11,447,372	$37,610,882

PROPERTY AND EQUIPMENT:Land

Land	$20,491,281	$21,173,853
Buildings and Improvements	29,136,075	9,956,996
Furniture, fixtures and equipment	18,695,896	1,806,740
CWIP	2,029,089	29,767,905
	$70,352,341	$62,705,494
Less accumulated depreciation	(6,636,095)	(5,363,190)
	$63,716,246	$57,342,304

REAL ESTATE HELD FOR SALE (net)	234,000	234,000

OTHER ASSETS	8,617,312	10,260,557
	$84,014,930	$105,447,743

FLORIDA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2012	2011

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$12,949,831	$25,044,427
Short-term borrowing and current portion of long-term debt	87,653,016	87,878,865
Total current liabilities	100,602,847	112,923,292

LONG-TERM LIABILITIES
Long-term portion notes payable	17,761,051	19,861,036

STOCKHOLDERS’ EQUITY:

Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 27,756 shares issued and outstanding at June 30, 2012 and December 31, 2011	2,776	2,776

Class AA convertible preferred stock, convertible to common stock; $.10 par value, 5,000 shares authorized; 5000 shares issued and outstanding at June 30, 2012 and December 31, 2011	500	500

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at June 30, 2012 and December 31, 2011	5	5

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 1,000 Shares issued and outstanding at June 30, 2012 and December 31, 2011	100	100

Common stock, $.20 par value, authorized 7,500,000 shares, 4,037,293 issued and outstanding at June 30, 2012 and December 31, 2011	807,459	807,459

Capital in excess of par value	50,690,668	50,690,668
Accumulated deficit	(85,850,476)	(78,838,093)
Total stockholders’ equity (deficit)	(34,348,968)	(27,336,585)
Total liabilities and stockholders’ equity (deficit)	$84,014,930	$105,447,743

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION

SUMMARY OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
REVENUE
Casino	$16,690,394	$-	$28,364,101	$-
Pari-Mutuel	1,300,878	1,602,068	2,716,280	3,331,101
Cardroom	2,069,892	818,687	3,788,579	1,824,614
Food, Beverages, and other	563,103	137,753	1,122,610	290,099
Gross revenue	20,624,267	2,558,508	35,991,570	5,445,814
Less promotional credits	(1,901,679)	0	(2,904,293)	0
Net revenues	18,722,588	2,558,508	33,087,277	5,445,814

EXPENSES
Operating	15,656,637	2,747,895	28,453,142	5,999,608
General and Administrative	1,034,085	1,143,383	2,127,523	2,071,528
Depreciation and Amortization	1,037,067	389,239	2,153,234	588,667
	17,727,789	4,280,517	32,733,899	8,659,803
Net Income (Loss) from Operations	994,799	(1,722,009)	353,378	(3,213,989)

OTHER EXPENSE
Loss on Sale of Property	0	(267,785)	0	(267,785)
Pari-Mutuel Tax Credits	106,351	147,900	206,535	302,700
Casino Management Fee Expense	(75,000)	0	(75,000)	0
Interest Income	253	2,258	505	2,511
Interest Expense	(3,938,714)	(2,801,148)	(7,268,285)	(3,198,942)
Nonoperating Expense	(3,907,110)	(2,918,775)	(7,136,245)	(3,161,516)
Net Loss	(2,912,311)	(4,640,784)	(6,782,867)	(6,375,504)
Dividends on Preferred Stock	(114,758)	(131,461)	(229,516)	(266,219)
Net Loss Contributable to Common Shareholders	$(3,027,069)	$(4,772,245)	$(7,012,383)	$(6,641,723)
Basic Loss per Common Share	$(0.75)	$(1.22)	$(1.74)	$(1.70)
Diluted Loss per Common Share	$(0.75)	$(1.22)	$(1.74)	$(1.70)
Weighted Avg Common Shares Outstanding	4,037,293	3,913,410	4,037,293	3,901,184

FLORIDA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	30-Jun	30-Jun
	2012	2011
Cash flows from operating activities:
Net Loss	$(6,782,867)	$(6,375,504)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,153,234	588,667
Loss on sale of Graham Rd property	0	267,785
Interest paid in kind	376,662	799,115
Decrease (increase) in other assets	484,131	(7,541,232)
Decrease in inventory	16,944	6,184
Increase in accounts receivable	(229,661)	(187,253)
Decrease in a/p and accrued expenses	(14,835,365)	(3,381,188)
Net cash used in operating activities	(18,816,922)	(15,823,426)

Investing Activities:
Purchases of property and equipment	(7,350,063)	(1,910,634)
Net proceeds used in investing activities	(7,350,063)	(1,910,634)

Financing Activities:
Proceeds from issuance of debt	0	84,520,000
Repayment of debt	(191,242)	(5,380,243)
Net cash provided by (used in) financing activities	(191,242)	79,139,757

INCREASE (DECREASE) IN CASH	(26,358,227)	61,405,697
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	37,297,676	748,617
CASH AND CASH EQUIVALENTS AT JUNE 30, 2012 AND JUNE 30, 2011	$10,939,449	$62,154,314
Supplemental disclosure of cash flow information:
Interest capitalized	$22,943	$-
Interest paid	$8,579,410	$3,886,715
Non cash financing costs	$-	$3,480,000
Real estate transferred in satisfaction of Note Payable	$-	$344,443
Non cash acquisition of premises	$554,000	$-
Non cash purchase of land	$-	$12,054,344

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets as follows:

Buildings	39 years
Land and building improvements	15 years
Furniture and equipment	5-7 years
Automobiles	5 years

	June 30,
	2012	2011
Land	$20,491,281	$21,173,853
Buildings and improvements	29,136,075	9,910,081
Equipment furniture and fixtures	18,636,044	1,720,830
Automobiles	59,852	85,910
Construction in progress	2,029,089	482,608
Less accumulated depreciation	(6,636,095)	(5,129,953)
	$63,716,246	$28,243,329

Depreciation Expense totaled  $1,423,769 during the six months ended June 30, 2012, compared to  $183,372 during the six months ended June 30, 2011.

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

Bad Debt Reserve: The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables. There was no allowance for doubtful accounts recorded for  the six months ended June 30, 2012 and June 30, 2011.

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at  June 30, 2012.

Other comprehensive income:  The Company follows the provisions of ASC Topic 220, “Comprehensive Income.” The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income at June 30, 2012 and June 30, 2011.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. As of  June 30, 2012, the Company's unclaimed winnings (outs) totaled $180,568.

Revenue Recognition:: The Company recognizes revenue from gaming operations in accordance with ASC Topic 605, “Revenue Recognition,” which requires revenues to be recognized when realized or realizable and earned. Slot gaming revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for chips and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increase. As of June 30, 2012, the Company had $23,078 in unredeemed slot tickets.

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

The Company follows ASC Topic 740, “Income Taxes” regarding accounting for income tax uncertainties. ASC Topic 740 states that a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company maintained no net tax assets at June 30, 2012 and June 30, 2011.

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

Compensated Absences: The Company has not accrued compensated absences for the six months ended June 30, 2012 and 2011 because the amounts cannot be reasonably estimated.

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

The net loss per common share for the quarters ended June 30, 2012 and June 30, 2011 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock which was $114,758, for the three month period ended June 30, 2012 and $131,461 for the three months ended June 30, 2011,  by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended June 30, 2012 and June 30, 2011 was 4,037,293 and 3,913,410, respectively.

The net loss per common share for the six months ended June 30, 2012 and June 30, 2011 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock which was $229,516, for the six month period ended June 30, 2012 and $266,219 for the six months ended June 30, 2011, by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the six months ended June 30, 2012 and June 30, 2011 was 4,037,293 and 3,901,184, respectively.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the three and six months ended June 30, 2012 and June 30, 2011 because the effect would be antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average number of shares for calculation of basic EPS – Common Stock	4,037,293	3,913,410	4,037,293	3,901,184

Weighted average number of shares for calculation of diluted EPS	4,037,293	3,913,410	4,037,293	3,901,184

(4)    OPTIONS AND WARRANTS

The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with ASC Topics 718 and 505-50.  The Black-Scholes option pricing model uses assumptions for inputs including the risk free rate of return, expected forfeitures, expected volatility, expected term, and expected dividends.  The risk-free rate of return for the option or warrant life is based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term.  Expected forfeitures are based on environmental factors tied to the options and warrants as well as historical behavior.  Expected volatilities are based on historical volatility of the Company’s stock.  Expected terms are generally based on the options contractual term unless environmental factors reflect that the option holder would likely exercise their option sooner.    No new options or warrants were issued during the three and six months ended June 30, 2012 and June 30, 2011.

	Six months Ended
	June 30, 2012		June 30, 2011
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	906,250	$8.63	995,625	$8.46
Granted	-0-		-0-
Exercised	-0-		-0-
Forfeited	-0-		-0-
Expired	20,000	30.00	-0-
Outstanding at June 30, 2012, and June 30, 2011	886,250	$8.15	995,625	$8.46
Options and warrants exercisable at June 30, 2012, and June 30, 2011	886,250		995,625

On July 9, 2012, the Company’s Board of Directors adopted the Fourth Amended and Restated Master Stock Option Plan (the “Fourth Master Plan”). The Fourth Master Plan incorporates previous amendments to the Company’s 2006 Third Amended and Restated Master Stock Option Plan, attached as Exhibit 99.1 to the Company’s Form S-8 (File No. 333-103654) filed August 23, 2006, providing for the extension, re-pricing and limited transfer of stock options issued under the Fourth Master Plan. (For more information see Form 8-K filed July 13, 2012)

On July 09, 2012, the Company’s board of directors extended 826,250 options until March 31, 2017.  Of these options, 463,750 were due to expire on July 10, 2012, and 362,500 were due to expire on July 11, 2012. All 826,250 options had an exercise price of $8.25 per share. On July 10, 2012 the stock price closed at $1.40 per share. The Company will record an expense of $94,254 in the third quarter of 2012 for the extension of these options.

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

In addition, at the closing, the Lenders received warrants in the Company currently equal to 30.0% of its fully diluted common equity ownership (the “Company Warrants” and collectively with the Centers Warrants, the “Warrants”). The Company Warrants have a $25 exercise price; however, if (i) the Lenders’ construction consultant determines that Centers will need to access any amount of a $3.0 million completion guarantee (thus representing that the Project is “Out of Balance”), which has been funded by the Term Loan, to complete the Project on time and on budget and (ii) the Company and Centers have not raised new equity to replace the $3.0 million completion guarantee and thereby cancel the Company Warrants at any time from the closing until 30 days after the Project is determined to be Out of Balance, the Company Warrants shall become exercisable at $0.01. If the Company is successful at raising new equity to replace the completion guarantee, the $3.0 million shall be used to prepay the Term Loan at par upon receipt of such proceeds. Similarly, if the Company is able to complete the Project on time without going Out of Balance, the completion guarantee will be canceled upon the Opening Date and the $3.0 million shall be used to prepay the Term Loan at par and the Company Warrants will be cancelled. The Company does not believe the Project was Out of Balance at any time during construction. As of June 30, 2012, the warrants were not cancelled, due to the default of the Credit Agreement (See Note 8).

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

(5) REAL ESTATE HELD FOR SALE

As of June 30, 2012, the Company's subsidiary, Tara Club Estates, Inc. held six (6) residential lots at its’ residential real estate development (“Tara”), which are situated in Loganville, Walton County, Georgia with an aggregate carrying value of $234,000. The Company carries a valuation reserve  in the amount of $68,569.   The Company has completed its development activities  at Tara. Accordingly, any future costs incurred related to these properties will be expensed.

Valuation Reserve Analysis

	06/30/2012	06/30/2011
Balance at the beginning of the year	$68,569	$68,569
Provision charged to operations	0	0
Charge offs to the reserve	0	0
Ending Balance	$68,569	$68,569

The Company had no real estate sales during the three and six months ended June 30, 2012, and June 30, 2011.

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

At June 30, 2012, the Company was in default of the Credit Agreement due to the violation of certain covenants. Events of default unless waived by the lenders may allow the lenders to terminate the lenders commitments and thereupon the commitments shall terminate immediately and declare the loans then outstanding to be due and payable in whole (or in part in which case any principal not so declared to be due and payable may thereafter be declared to be due and payable), and thereupon the principal of the loans so declared to be due and payable, together with accrued interest thereon and all fees and other obligations accrued hereunder and under the other loan documents, shall become due and payable immediately, without presentment, demand, protest or other notice of any kind, all of which were waived by the Company; and in case of any event with respect to the Company, the commitments shall automatically terminate and the principal of the loans then outstanding, together with accrued interest thereon and all fees and other obligations accrued hereunder and under the loan documents, shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of which were waived by the Company. Management is evaluating the lenders offer but the defaults have not been waived at the date of the issuance of the financial statements. Accordingly, all the debt associated with the Credit Agreement is classified as a current liability in the accompanying June 30, 2012 balance sheet.

For complete details on the Credit Agreement refer to the Form 8-K filed April 27, 2011.

The Note required a principal payment due July 31, 2012 and the Company did not make the required payment. On August 9, 2012 the Company and its wholly owned subsidiary, Centers, received a Notice of Acceleration of all Obligations and a Notice of Demand on Credit Party Guaranty (See Item 5 and Exhibits 99.1 and 99.2).

(9) GOING CONCERN

As of June 30, 2012, the Company was in default on an $87,000,000 credit agreement regarding certain covenants. The Company ‘s continued existence as a going concern is dependent on its ability to obtain a waiver of its credit default and to generate sufficient cash flow from operations to meet its obligations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. While the Company believes that the casino operations are going to produce the needed revenues to continue as going concern, there can be no assurances to that effect.

(10) COMMITMENTS AND CONTINGENCIES

PAC Agreement In February, 2005, the Company agreed to contribute to political action committee (PAC) formed by South Florida gaming interests seeking passage of a statewide legislative initiative and local referenda to expand gaming rights to include “slots” in Miami-Dade County, Florida.  Pursuant to that contribution agreement, the Company is contingently committed to the payment of $3,550,000 to the PAC as its share of the cost of the initiative.  The contingent commitment becomes binding upon the Company at the earlier of ten days after the Company begins slot machine operations at its facility or upon the bona fide sale or transfer of its business operations to a third party purchaser.  On February 3, 2012 the Company made payment in the amount of $3,550,000 to the political action committee, Floridians for a Level Playing Field, satisfying their liability to the organization for their assistance in seeking passage of the legislation to allow “slots” in Miami-Dade County Florida. The $3,550,000 was accrued as a payable in 2011.

Registration Rights: The Company has committed upon certain terms and conditions, to use its best efforts to register for resale, certain shares held by other parties, allowing those shares to be publicly traded. The Company intends to use reasonable efforts to  comply with these commitments.  On April 25, 2011 the Company entered into a Credit Agreement, and the Company and the Lenders entered into a Registration Rights Agreements.  The Lenders will have certain registration rights with respect to the shares of common stock issuable upon exercise of the Company Warrants. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 4.3)

Leases:  The Company leases totalizator equipment from Sportech (Formerly “Scientific Games Corp.”) at each fronton. Miami and Ft. Pierce lease on a month- to- month basis. Transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of $500 per performance. Total totalizator rental expense and other equipment rental under operating leases for the cost was $145,012 for the six months ended June 30, 2012. The Company leases a number of slot machines that are not available for purchase. During the six months ended June 30, 2012, the Company had $1,310,856 in slot equipment lease.

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

On April 30, 2012, Summer Jai Alai Partners, a Florida general partnership, and West Flagler Associates, Ltd., a Florida limited partnership, Plaintiffs, filed a complaint for declaratory and injunctive relief against Florida Gaming Centers, Inc., a Florida corporation. The Company continues to work to resolve the issues involved with West Flagler Associates and believes a satisfactory resolution can be achieved.

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

(12) NOTES

CIB Bank/Freedom/Holding Note

 On November 1, 2008,  Centers, a wholly-owned subsidiary of the Company, borrowed One Million Three Hundred Twenty-Two Thousand Five Hundred and Seventy-Three Dollars  and ..73/00 ($1,322,573.73) from Holding, which was evidenced by Centers Promissory Note in favor of Holding  dated November 1, 2008.  Holding is  controlled by the Company’s CEO/Chairman and the President maintains ownership in Holding.   The Holding note was unsecured, interest was 10.0% per annum, and had an initial maturity date of May 1, 2009. The note was refinanced on May 1, 2009, again on September 1, 2009 and March 1, 2010 with maturity extended until September 1, 2010.  On September 1, 2010 the Company extended the note until September 1, 2011.   (See Related Party Transactions) The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instruments were substantially different than the old debt.   The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we  determined that the new debt was not a substantially different debt instrument.   The Notes were accounted for as debt refinances.   The Company incurred no costs to refinance the notes.

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

On June 28, 2012, the Company paid $100,323 to Holding which reduced the Company’s indebtedness to Holding. Holding used the funds to bring the interest current on an outstanding loan.  At June 30, 2012, the Company owed Holding $1,758,355.

Freedom Financial Corporation Note

In connection with the closing of the Credit Agreement, the Company also entered into a Promissory Note with Freedom Financial Corporation (“Freedom”) in the amount of $1,905,000 for certain accounts receivable and unpaid consulting services rendered by Freedom to the Company.  Under the Promissory Note, (i) the indebtedness is subordinate to the obligations under the Credit Agreement, (ii) interest shall be paid-in-kind instead of in cash and (iii) the outstanding principal shall be due and payable in full on the date that is six (6) months after the maturity date under the Credit Agreement.  At June 30, 2012 the Company owed Freedom $2,043,161 on this note. (See Related Party Transactions)

James W. Stuckert and Solomon O. Howell Notes

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

On April 25, 2011,  in connection with the closing of the Credit Agreement, the Company entered into a Modification Agreement with Solomon O. Howell and James W. Stuckert whereby the  Memorandum of Agreement, dated August 14, 2009, for a note in the amount of $1,000,000 was amended to extend the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, at the Company’s option permit interest to be paid-in-kind instead of in cash and subordinate the obligations under the Memorandum of Agreement to those under the Credit Agreement. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 10.2). The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt.  The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we  determined that the new debt was not a substantially different debt instrument.   The Note was accounted for as debt refinance.  At June 30, 2012, the Company owed $1,762,627 on the Howell/Stuckert Note.

Andrea S Neiman

On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Modification, Assignment and Assumption Agreement with Andrea S. Neiman and agreed to modify an originate note in the amount of $125,000 to release Centers from the obligations thereunder and accept the Company as the borrower under the note, and extended the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, and at the Company ‘s option permit interest to be paid-in-kind instead of in cash and generally subordinate the obligations under the note to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt. The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we determined that the new debt was not a substantially different debt instrument. The Note was accounted for as debt refinance. On June 30, 2012 the company owed $147,449 on this note. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 10.4)

Miami Dade County

On April 6, 2009, the Company completed Phase 1 of its two-phase acquisition of the 10.982 acres of property from the County. Phase 1 included the closing of the purchase of approximately 2.283 acres from the County for $3,348,429, including a down payment of $334,843 and a County financed note payable of $3,013,586 for 15 years with final payment due April 1, 2024, with a fixed interest rate of 7.25%. The Note is secured by the purchased property pursuant to a mortgage and security agreement between the Company and the County. The Company also received air-rights over N.W. 37th Avenue, a street separating the two properties. At June 30, 2012 the Company owed $2,629,247 on this Note.

On June 11, 2011, the Company completed Phase 2 of the approximately 8.7 remaining acres for $13,393,716 that was to close no later than 60 days after the United States Corps of Engineers released the property free and clear of environmental contamination.  The Corp of Engineers released the property free and clear of environmental contamination and on June 16, 2011, the Company and the County consummated the final closing on the remaining 8.67 acres of the undeveloped property.  At the final closing, the Company made a down payment of $1,339,371, representing 10% of the purchase price of the remaining 8.67 acres, and the County issued a new promissory note for $12,054,344  representing the remaining amount owed by the Company on the 8.67 acres of undeveloped property which were the subject of the  Closing.  The Note is for 15 years, with an interest rate of 7.25%.  The Company will defer payments until the earlier of June 15, 2012, or the date upon which slot machine operations are initiated by the Company.  In March, 2012, the Company starting making payments on this Note. At June 30, 2012 the Company owed $11,942,034 on this Note. (See Exhibit 10.20 and 10.21, filed with June 30, 2011 10-Q)

Following the County Board’s vote to close 37th Avenue on July 7, 2011, the Company is required to pay up to $1,000,000 for remediation of 36th Avenue, of which $570,000 was paid in August, 2011 for the design and engineering of the 36th Avenue which was a condition precedent to the closure of 37th Avenue.  The Company has accrued the remaining $430,000.   If within 36 months of this vote the County determines a need to expand 36th Avenue, then the Company will be required to dedicate a 20-foot wide by 812-foot long strip of the Undeveloped Property to accommodate an 80 foot right-of-way (the “Expansion Easement”) which may, at the County’s sole discretion, be constructed in the future.  The Company would also be required to pay for such street expansion to the extent of $4,700,000 through incremental draw-downs as described in the Settlement Agreement.  On June 16, 2011, the Company granted a right-of-way deed representing the Expansion Easement which will be held in escrow until such time as the County Board votes to expand 36th Avenue.

Florida Lemark/Construct Design

On December 9, 2010, the Company executed a $446,000 Promissory Note to Construct Design, Inc.  The note was unsecured.  The note bears interest at 12% per annum and was due January 31, 2011.

On April 25, 2011 the Company and Florida Lemark/Construct Design entered into an Amendment and Restatement, Assignment and Assumption Agreement (the “Agreement”) whereby the Promissory Note (“Note”) in the principal amount of $446,000 effective December 9, 2010, has been amended to (i) upon substantial completion of the project in accordance with the construction contract, to increase the outstanding principal of the original note to $1,000,000, (ii) at the Company’s option permit interest to be paid-in-kind instead of in cash and (iii) subordinate the obligations under the Agreement to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt.  The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we  determined that the new debt was not a substantially different debt instrument.   The Note was accounted for as a debt refinance. (For further information please refer to the Form 8-K filed April 27, 2011).  On March 11, 2012, 60 days after substantial completion of the project, the outstanding principal of this note was increased to $1,000,000. The Company started to make interest payments on this note in March and the Company owed $1,084,136 on this note at June 30, 2012.

(13) RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.

(14) RELATED PARTY TRANSACTIONS

Management fees/Freedom Financial Note. In lieu of salaries for the Chairman/CEO, W. B. Collett, the Company paid a management fee to Freedom Financial Corporation (“Freedom”) through March 31, 2011.  The Company was unable to pay the management fees and accrued management fees to Freedom of $780,000 for each of the years ended December 31, 2009 and December 31, 2010.  Freedom is controlled by the Company’s Chairman and  the Company’s CEO/President also maintains ownership in Freedom.  The Company had accrued management fees of $1,560,000 during the years ended December 31, 2010 and December 31, 2009,  and the Company had accrued management fees of $195,000 for the first quarter 2011. On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Promissory Note with Freedom in the amount of $1,905,000 of which $1,755,000 was for accrued but  unpaid consulting fees and $150,000 in  accounts receivables from Freedom. Under the Promissory Note, (i) the indebtedness is subordinate to the obligations under the Credit Agreement, (ii) interest shall be paid-in-kind instead of in cash and (iii) the outstanding principal shall be due and payable in full on the date that is six (6) months after the maturity date under the Credit Agreement. (See Form 8-K filed April 27, 2011, Exhibit 10.5).  At June 30, 2012 the Company owed Freedom $2,043,161 on this note.

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

The term of this Agreement will commence April 25, 2011 and end December 31, 2017 unless terminated earlier.  WBC or FGC may terminate this Agreement for cause at any time.  For the purposes of this Agreement, "cause" includes any breach or default of this Agreement by the other party which is not cured within 30 days of written notice thereof; commission of a felony; or action by the Consultant that materially injures the image or reputation of the Companies.  WBC will remain a Director of the Companies or as the Chairman of their respective Boards of Directors. (For complete details see Exhibit K filed to Exhibit 10.1 of the Form 8-k filed April 27, 2011)

On June 28, 2012, Mr. Collett received his first $25,000 payment of consulting services.

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

On April 25, 2011 the Company entered into a Modification, Assignment and Assumption Agreement with Holding.  Holding agreed to amend the note with Centers to release Centers from the obligations thereunder and accept Florida Gaming  Corp as the new borrower under the promissory notes.  Holding agreed to extend the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, and convert all interest payments to be paid in kind instead of in cash and to subordinate the obligations under the promissory notes to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instruments were substantially different than the old debt.   The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we  determined that the new debt was not a substantially different debt instrument.   The note was accounted for as a debt refinance.  (See Form 8-K filed April 27, 2011)

On June 28, 2012, the Company paid $100,323 to Holding which reduced the Company’s indebtedness to Holding. Holding used the funds to bring the interest current on an outstanding loan.  At June 30, 2012, the Company owed Holding $1,758,355.

(15) SUBSEQUENT EVENTS

The Company has adopted the provisions of SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165, as incorporated into ASC Topic 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and through the date financial statements are issued. The Company evaluated, and included, all events or transactions that occurred after June 30, 2012 through August 14, 2012, the date these financial statements were issued.

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

During the six months ended June 30, 2012 and June 30, 2011, Centers’ gaming operations comprised  100% of the Company’s revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

June 30, 2012

(Dollar Amount In Thousands)	Assets		Revenues		Loss

Florida Gaming Centers	100%	$83,763	100%	$33,087	100%	$(6,780)
Tara Club Estates	0%	252	-	-0-		(3)
Consolidated Total	100%	$84,015	100%	$33,087	100%	$(6,783)

June 30, 2011

(Dollar Amount In Thousands)	Assets		Revenues		Loss

Florida Gaming Centers	100%	$101,760	100%	$4,292	100%	$(6,361)
Tara Club Estates	0%	258	-	-0-		(15)
Consolidated Total	100%	$102,018	100%	$4,292	100%	$(6,376)

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

ASC Topic 820 requires disclosure of assets and liabilities measured at fair value on a nonrecurring basis.  The following table presents the financial assets carried by the Company at fair value as of  June 30, 2012 and June 30, 2011 and by Topic 820 valuation hierarchy (as described above).

Assets measured at fair value on a nonrecurring basis as of  June 30, 2012

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

ASC Topic 820 also requires disclosure of assets and liabilities measured at fair value on a recurring basis.  The Company measured no assets or liabilities at fair value on a recurring basis as of  June 30, 2012 or June 30, 2011.

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

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. The Company had no allowance for doubtful accounts for the quarters and six months ended June 30, 2012 and June 30, 2011.

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

The Company evaluates the carrying value of its real estate development and other long-lived assets, annually under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 360, “Plant, Property, and Equipment” and ASC Topic 970 “Real Estate.”   Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve had been deemed necessary as of June 30, 2012.

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

Casino Miami is allowed:

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

RESULTS OF OPERATIONS — SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2012 COMPARED WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2011

Casino Miami Jai-Alai opened January 23, 2012. The revenue figures include the casino operations for the quarter and six months ended June 30, 2012. During the second quarter ending June 30, 2012, and June 30, 2011, the Company’s operations reflect six months’ operation of live jai-alai performances at Miami. Ft. Pierce operated live jai-alai from March 2, 2012 through April 28, 2012. Ft. Pierce did not operate live jai-alai during the three and six months ended June 30, 2011. A full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce for the second quarter and six months ending June 30, 2012 and June 30, 2011. Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria. Ft. Pierce and Miami operated a card room, with the Miami location also offering dominoes in its’ card room.

Revenue for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011

Casino revenue

For the three months ended June 30,	2012	2011	Variance	% Variance
Casino	$16,690,394	$-	$16,690,394	100.00%

On May 12, 2011, the Company received a license from the State of Florida to begin Class III-“Vegas Style” slot machine operations at Miami Jai-Alai. The Company broke ground Wednesday, May 18, 2011 to celebrate construction of the casino addition. Casino Miami Jai-Alai opened January 23, 2012.

Pari-mutuel revenue

For the three months ended June 30,	2012	2011	Variance	% Variance
Miami	$1,030,006	$1,436,225	$(406,219)	-28.3%
Ft. Pierce	270,872	165,843	105,029	63.3%
	$1,300,878	$1,602,068	$(301,190)	-18.8%

Miami saw a decrease in pari-mutuel revenue for the three months ended June 30, 2012. The Company is offering fewer performances and totally eliminated Saturday performances at Miami. With the opening of the Casino the Company is offering entertainment functions on Saturdays. The Company may add more performance as a guest site at the Miami location in the future. If the Company does add more performances that would enhance ITW in the future.

Ft. Pierce saw an increase in pari-mutuel revenue with the addition of live jai-alai during the month of April, 2012 compared to not offering live jai-alai in 2011.

Cardroom revenue

For the three months ended June 30,	2012	2011	Variance	% Variance
Miami Cardroom	$1,367,969	$-	$1,367,969	100.00%
Ft. Pierce Cardroom	701,923	818,687	(116,764)	-14.26%
	$2,069,892	$818,687	$1,251,205	152.83%

The Miami cardroom was closed during 2011 due to the construction at the facility. With the opening of the casino, the Company moved the Cardroom closer to the casino floor. Ft. Pierce had a decrease at the cardroom due to lower attendance at the facility.

Food, beverage and other revenue

For the three months ended June 30,	2012	2011	Variance	% Variance
Miami	$439,947	$56,842	$383,105	673.98%
Ft. Pierce	123,156	80,911	42,245	52.21%
	$563,103	$137,753	$425,350	308.78%

Food, beverage and other income consists of the concession stands, bars, lottery commission, ATM commissions and misc. revenue. The casino has definitely had an impact on the food, beverage and other revenue in Miami. Ft. Pierce did see an increase during the three months ended June 30, 2012 because of live jai-alai during 2012. Ft. Pierce operated live jai-alai during the month of April, 2012 , and during the three months ended June 30, 2011, Ft. Pierce did not offer live jai-alai.

Operating Expenses

For the three months ended June 30,	2012	2011	Variance	% Variance
Casino	$10,364,184	$-	$10,364,184	100.00%
Pari-mutuel	1,833,450	2,219,450	(386,000)	17.39%
Cardroom	1,353,762	369,153	984,609	266.72%
Food, beverages, and other	453,919	107,675	346,244	321.56%
Advertising	539,279	5,280	533,999	10113.62%
Pre-Opening Expense	921,333	-	921,333	100.00%
Other operating expense	190,710	46,337	144,373	311.57%
	$15,656,637	$2,747,895	$12,908,742

Casino Expenses

Included in the casino expense is the state gaming tax of $5,511,967, the city/county tax of $441,575, equipment lease of $808,193, licenses and regulatory fees of $625,000, wages and insurance of $216,258, supplemental prize money of $257,585, promotional credits of $1,902,278 and pre-opening expenses of $572,918. In May, 2011, the Company paid $2,750,000 in slot license and regulatory fees. These fees were amortized from the date of the opening of the Casino to May, 2012, when the annual license fee was due. The Company placed $572,918 of these license and regulatory fees in pre-opening expenses for the casino during the second quarter 2012, and $625,000 in license and regulatory fees.

Pari-Mutuel

Some of the larger expenses for the three months ended June 30, 2012 were wages and health insurance totaling $1,114,767, state gaming tax totaled $181,256, guest participation $214,855, contract maintenance of $151,003, security police of $47,502, and television camera rental of $61,709. This compares to the three months ended June 30, 2011, wages of $1,302,553 state gaming tax of $73,820, guest participation in ITW totaled $331,558.

Cardroom

For the three months ended June 30, 2012, wages and insurance totaled $704,603, state gaming tax totaled $223,474, promotional expense of $298,274, supplemental prize money of $83,065, City County tax of $21,058 and operating expenses of $23,288. This compares to three months ended June 30, 2011, which included wages of $214,995, state gaming tax of $91,418, and supplemental prize money of $32,747.

Food, beverage and other

Food, beverage and other consists of the concession stands, bars, lottery commission, ATM commissions and misc. The Company has seen an increase of revenue of 309% during the second quarter ended June 30, 2012 which has led to an increase in wages and insurance, and cost of sales for the quarter ended June 30, 2012.

Advertising

Advertising increased with the opening of the Casino – the company has seen a large increase in advertising. The company has used direct marketing mail, billboard placement, ads in the newspaper, ads on television and radio, and agency fees. During the second quarter 2011 the Company did not have the funds to advertise and did not have a new casino to promote.

Pre-Opening

The Company had $921,333 in pre-opening expenses during the second quarter 2012. Many of these expenses will only be incurred one time.

Other Operating Expenses

The Company has seen an increase in Other operating expenses with the opening of the Casino. The Company has added an IT department, a marketing department, additional security and surveillance ..

General And Administrative Expenses

For the 3 months ended June 30,	2012	2011	Variance	% Variance
Admin. Payroll	$213,567	$186,160	27,407	14.72%
Director Fees	12,000	12,000	0	0.00%
Telephone & Travel	61,211	64,555	(3,344)	-5.18%
Professional Fees	109,140	426,731	(317,591)	-74.42%
Property Taxes	109,500	148,103	(38,603)	-26.06%
Insurance	528,667	305,835	222,832	72.86%
Total G&A	$1,034,085	$1,143,384	(109,300)	-9.56%

Admin payroll increased during the second quarter in 2012 for the comparable period in 2011 due to the hiring of additional personnel along with changes in the present officers roles and functions within the Company. W. B. Collett retired as CEO effective April 25, 2011, and W. B. Collett, Jr. was promoted to CEO and President. On April 25, 2011, Daniel Licciardi, was promoted to Chief Operating Officer. As a result, W. B. Collett, Jr. had a pay increase to $300,000 from $225,000 and Daniel Licciardi, had an increase to $225,000 from $141,300. Professional fees fell significantly during the second quarter as a result of fewer ongoing suits and lower expenditures related to legislative lobbying. The loan and construction also contributed to the significant increase in insurance and the slot tax bond.

Other Expense

The Company had other expense of $3,907,110 for the three-month period ended June 30, 2012, compared to other expense of $2,918,775 for the three-month period ended June 30, 2011. Other expense for the quarter ended June 30, 2012, consisted of $106,351 in pari-mutuel tax credits, management fees for the Casino of $75,000, interest income of $253 and interest expense of $3,938,714. A large portion of the interest expense is a result of the $87 million dollar loan for the construction of Casino Miami Jai-Alai. During the three-month period ended June 30, 2011, the Company had loss on sale of property of $267,785 which was the Graham Road property, pari-mutuel tax credits of $147,900, interest expense of $2,801,148 and interest income $2,258.

Revenue for the six months ended June 30, 2012, compared to six months ended June 30, 2011

Casino revenue

For the six months ended June 30,	2012	2011	Variance	% Variance
Casino	$28,364,101	0	$28,364,101	100%

On May 12, 2011, the Company received a license from the State of Florida to begin Class III-“Vegas Style” slot machine operations at Miami Jai-Alai. The Company broke ground Wednesday, May 18, 2011 to celebrate construction of the casino addition. Casino Miami Jai-Alai opened January 23, 2012. The Casino had revenues of $28,364,101 for the six months ended June 30, 2012.

Pari-mutuel revenue

For the six months ended June 30,	2012	2011	Variance	% Variance
Miami	$2,130,768	$3,004,219	$(873,451)	-29.07%
Ft. Pierce	585,512	326,883	258,629	79.12%
	$2,716,280	$3,331,102	$(614,822)	-18.46%

With the opening of the Casino Miami Jai-Alai the Company is offering fewer performances and totally eliminated Saturday performances, so the Company could offer entertainment functions on Saturdays. Ft. Pierce offered live jai-alai from March 2, 2012 through April 28, 2012 which increased the revenue during 2012, compared to not offering live jai-alai in 2011.

Card room Revenue

For the six months ended June 30,	2012	2011	Variance	% Variance
Miami	$2,323,939	$133,990	$2,189,949	1,634.41%
Ft. Pierce	1,464,640	1,690,624	(225,984)	-13.37%
	$3,788,579	$1,824,614	$1,963,965	107.64%

Miami Card room increased $2,189,949 (94.2%) for the six months ended June 30, 2012 from the six months ended June 30, 2011. The opening of the Casino has brought in many more guests to the card room. The Ft. Pierce saw a decrease in revenue due to lower attendance at the jai-alai.

Food,beverage and other revenue

For the six months ended June 30,	2012	2011	Variance	% Variance
Miami	$875,710	$128,687	$747,023	580.5%
Ft. Pierce	246,900	161,412	85,487	52.96%
	$1,122,610	$290,099	$832,510	286.97%

Food, beverage and other income consists of the concession stands, bars, lottery commission, ATM commissions and misc. revenue. The casino has definitely had an impact on the food, beverage and other revenue in Miami. Ft. Pierce did see an increase during the three months ended June 30, 2012 because of live jai-alai during 2012. Ft. Pierce began live jai-alai March 2, 2012, and ended April 28, 2012.

Operating Expenses

For the six months ended June 30,	2012	2011	Variance	% Variance
Casino	$16,964,463	$-	$16,964,463	100.00%
Pari-mutuel	3,542,552	4,019,491	(476,939)	-11.87%
Cardroom	2,558,506	822,013	1,736,493	211.25%
Food, beverages, and other	848,205	228,697	619,508	270.89%
Advertising	892,873	7,403	885,471	11961.73%
Pre-Opening Expense	2,581,188	267,785	2,313,403	863.90%
Other operating expense	1,065,355	654,219	411,136	62.84%
	$28,453,142	$5,999,608	$22,453,534	374.25%

Casino Expenses

Included in the casino expense is the state gaming tax of $8,840,914, the city/county tax of $757,793, equipment lease of $1,271,904, licenses and regulatory fees of $1,312,500, wages and insurance of $422,283, supplemental prize money of $442,046, and pre-opening expenses of $954,862. In May, 2011, the Company paid $2,750,000 in sot license and regulatory fees. These fees were being amortized from the date of the opening of the Casino to May, 2012, when the annual license fee was due. The Company placed $954,862 of these license and regulatory fees in pre-opening expenses for the casinos.

Pari-Mutuel

Some of the larger expenses for the six months ended June, 2012 were wages and health insurance totaling $2,188,294 state gaming tax totaled $357,229, guest participation in ITW totaled $445,928. This compares to the six months ended June 30, 2011, wages of $2,078,026 state gaming tax of $125,210, and guest participation in ITW totaled $728,128.

Cardroom

For the six months ended June 30, 2012, wage and insurance totaled $1,332,330, state gaming tax totaled $408,132, supplemental prize money of $151,853 promotional expense of $560,660, city/county tax of $43,939 and operating supplies of $61,692. This compares to six months ended June 30, 2011, which included wages of $475,305, state gaming tax of $201,659, city/county tax of $50,719, and supplemental prize money of $72,985.

Food, beverage and other

Food, beverage and other consists of the concession stands, bars, lottery commission, ATM commissions and misc. revenue. The Company saw an increase of 287% in sales which led to an increase in cost of sales, wages and insurance, and operating supplies.

Advertising

The company used direct marketing mail, billboard placement, ads in the newspaper, ads on television and radio, and agency fees for advertising the new Casino. This has led to the $885,471 increase for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Pre-Opening

The Company has incurred $2,581,188 in pre-opening expenses for the six months ended June 30, 2012, compared to $267,785 during the same period ended June 30, 2011. The Company chose to hire a firm to staff various employee positions at the Casino and a majority of these expenses will be incurred one time.

Other Expenses

The Company has seen an increase in Other operating expenses with the opening of the Casino. The Company has added an IT department, a marketing department, additional security and surveillance .. Utilities also saw a substantial increase during the six months ended June 30, 2012 to $487,332 compared to $202,594 for the same period in 2011.

General And Administrative Expenses

For the 6 months ended June 30,	2012	2011	Variance	% Variance
Admin. Payroll	$467,925	$329,484	138,441	42.02%
Director Fees	24,000	24,000	0	0.00%
Telephone & Travel	119,142	152,326	(33,184)	-21.78%
Professional Fees	196,484	831,312	(634,828)	-76.36%
Property Taxes	208,500	269,071	(60,571)	-22.51%
Insurance	1,111,472	465,334	646,137	138.85%
Total G&A	$2,127,523	$2,071,528	55,995	2.70%

Admin payroll increased in 2012 for the comparable period in 2011 due to the hiring of additional personnel along with changes in the present officers roles and functions within the Company. W. B. Collett retired as CEO effective April 25, 2011, and W. B. Collett, Jr. was promoted to CEO and President. On April 25, 2011, Daniel Licciardi, was promoted to Chief Operating Officer. As a result, W. B. Collett, Jr. had a pay increase to $300,000 from $225,000 and Daniel Licciardi, had an increase to $225,000 from $141,300. Professional fees fell significantly during the six months ended June 30, 2012 as a result of fewer ongoing suits and lower expenditures related to legislative lobbying. Also contributing to savings was the lack of accrual of management fees in the first quarter of 2012 vs 2011. The loan and construction contributed to the significant increase in insurance and the slot tax bond.

Other Income

The Company had other expense of $7,136,245 for the six month period ended June 30, 2012, compared to other expense of $3,161,516 for the six month period ended June 30, 2011. Other expense for the six months ended June 30, 2012, consisted of $206,535 in pari-mutuel tax credits, management fee expense of $75,000, interest income of $505, and interest expense of $7,268,245. A portion of the interest expense can be attributed to the $87 million loan. This compares to other expense for the six months ended June 30 , 2011, consisting of pari-mutuel tax credits of $302,700, loss on the sale of the Graham Road Property of $267,785, interest income of $2,511, and interest expense of $3,198.942.

Tax Loss Carryforwards

At December 31, 2011, the Company had tax net operating loss (NOL) carryforwards of approximately $42,797,815 available to offset future taxable income. These NOL carryforwards expire twenty years from the year in which the losses were incurred or at various intervals through fiscal 2031.

Summary of Operations

The Company had net loss of $2,912,311 or ($.75) per common share for the three months ended June 30, 2012, compared to net loss of $4,640,784 or ($1.22) per common share for the quarter ended June 30, 2011. With the opening of the Casino, the Company had operating income of $994,799 compared to operating loss for the same period in 2011 of $1,722,009.

For the six months ended June 30, 2012, the Company had a loss of $6,782,867 or $1.74 a share. This compares to $6,375,504 for the same period in 2011. The Company had an operating income of $353,378 for the six months ended June 30, 2012, compared to an operating loss of $3,213,989. The Company had preopening expenses of $2,581,188 for the six months ended June 30, 2012, and many of those expenses will only be incurred one time.

The Company began Casino operations on January 23, 2012 or just seven months after the first construction permit was granted. In addition to the Casino opening and building a database of players with the players club VIVA card we have experienced great success with the card room which in located on the casino floor.

The goal is to achieve greater awareness of the new Casino Miami Jai-Alai an the various entertainment options, such as poker, slots, dominos, boxing, concerts and of course jai-alai.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents at June 30, 2012 was $10,939,449, compared to $62,154,314 during the six months ended June 30, 2011. The Company was doing construction at the jai-alai preparing to open Casino Miami Jai-Alai. At June 30, 2012, the Company had a negative working capital of $89,155,475. The Company is in default of the Credit Agreement, and therefore the $87,000,000 note was moved to current liabilities. On August 9, 2012 the company received an acceleration of demand on the $87 million dollar loan. (See Item 5 and Exhibits 99.1 and 99.2.)

During the six months ended June 30, 2012, net cash used in Company's operating activities was $18,816,922, compared to $15,823,426 during the six months ended June 30, 2011. The Company had an increase in accounts receivable of $229,281 during the second quarter 2012. Accounts Payable and Accrued Expenses saw a decrease of $14,835,365 during the six months ended June 30, 2012, compared to a decrease of $3,381,188 during the same period in 2011. The Company had accrued the $3,550,000 PAC payment which was due ten days from when the casino was complete, and the Company paid the $3,550,000 on February 3, 2012. The Company is amortizing the financing costs and loan points over the life of the loan, which is five years. The Company's continuing operating expenses consist principally of office expenses, general and administrative expenses, and costs associated with the Casino, Jai-Alai, Cardroom, and ITW operations.

During the six months ended June 30, 2012, cash used in investing activities was $7,350,063 for the six months ended June 30, 2012, compared to cash used in investing activities of $1,910,634 for the six months ended June 30, 2011. The increase is primarily due to increased expenditures for property and equipment at Casino Miami Jai-Alai.

During the six months ended June 30, 2012, cash used in financing activities was $191,242 compared to cash provided by financing activities of $79,139,757 during the same period in 2011. During the second quarter 2012, the Company repaid debt on the Miami-Dade loans, compared to the second quarter 2011, the Company received the $83,520,000 from the ABC Funding Loan and, $1,000,000 from AGS.

The Company leases totalizator equipment from Sportech (Formerly “Scientific Games Corp.”) at each fronton. Miami and Ft. Pierce lease on a month- to- month basis.  Transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of $500 per performance. The Company leases a number of slot machines that are not available for purchase. During the six months ended June 30, 2012, the Company had $1,280,858 in slot equipment lease and other equipment lease of $83,303.

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

On April 30, 2012, Florida Gaming Centers, Inc. (“Florida Gaming”) was served with a summons and complaint (the “Complaint”) from Summer Jai Alai Partners (“Summer Partners”) and West Flagler Associates, Ltd. (“West Flagler”) (collectively, “Plaintiffs”).  The Complaint was filed in the 11th Judicial Circuit Court in and for Miami-Dade County, Florida on April 25, 2012.  The Complaint alleges that Plaintiffs hold valid pari-mutual wagering permits with the State of Florida that allow them to conduct jai alai games between May 1 and November 30 of each state fiscal year.  Plaintiffs allege that  on September 30, 2010, Summer Partners and Florida Gaming entered into a lease agreement wherein Florida Gaming is obligated to allow Summer Partners to conduct a single jai alai match on or before June 30, 2012.  Plaintiffs allege that West Flagler, as Summer Partners’ general partner and pursuant to an April 17, 2012 sublease between the Plaintiffs, is entitled to exercise this alleged right.  Plaintiffs seek a declaration from the Miami-Dade County Circuit Court declaring that Florida Gaming is required to recognize the alleged sublease between the plaintiffs and that West Flagler is entitled to conduct one jai alai game before June 30, 2012, and awarding attorney’s fees and costs. On May 21, 2012 the Company made the motion to dismiss. The Company continues to work to resolve the issues involved with West Flagler Associates and believe a satisfactory resolution can be achieved.

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

Item 1 a) — Risk Factors

Not required for smaller reporting companies

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 — Defaults upon Senior Securities

As of June 30, 2012, the Company has accrued but not paid dividends on their four classes of Preferred Stock:

The Company owes the following amounts on their Preferred Stock:

Preferred A:	$87,772
Preferred AA:	$1,312,500
Preferred B:	$60,977
Preferred F:	$441,703

Item 4 — Submission of Matters to a Vote of Security Holders.

None.

Item 5 — Other information

Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement.

On August 9, 2012, Florida Gaming Corporation (the “Company”) and its wholly owned subsidiary, Florida Gaming Centers, Inc. (“Centers”) received notice of acceleration (the “Notice”) of all of Centers’ outstanding obligations (the “Obligations”) under the Credit Agreement, dated as of April 25, 2011, by and among the Company, Centers, the lenders party thereto (the “Lenders”), and ABC Funding, LLC as Administrative Agent (the “Credit Agreement”). The Notice also demanded payment by the Company as a guarantor of the Obligations. The Credit Agreement provided for an initial senior secured term loan of $87,000,000, maturing on April 25, 2016. As of August 9, 2012, the Credit Agreement has an outstanding balance of $84,100,710, including accrued interest and fees.

On April 23, 2012, the Company and Centers entered into a letter agreement (the “Letter Agreement”) with the Administrative Agent acknowledging certain “Events of Default” existing under the Credit Agreement. The Notice states an additional Event of Default beyond those stated in the Letter Agreement.

Pursuant to the Credit Agreement, the Lenders have the right to accelerate all principal, interest and other amounts due thereunder, during the continuation of an Event of Default by giving notice of such acceleration to the Company and to Centers. During the continuation of an Event of Default, the interest rate payable under the Credit Agreement is 17.75%. Upon the Company’s and Centers’ receipt of the Notice, the Obligations became immediately due and payable.

The foregoing description of the Credit Agreement is qualified in its entirety by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 25, 2011. The foregoing descriptions of the Letter Agreement and the Notice are qualified in their entirety by reference to Exhibits 99.1 and 99.2 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits List and Reports on Form 8-K

3.1	Registrant’s Third Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 28, 2005, filed as reference 3.1 to the Registrant’s 2004 10-KSB, is incorporated herein by reference as Exhibit 3.1.
3.2	Registrant’s By-Laws as amended to date filed as Exhibit 3.5 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1998 are incorporated herein by reference as Exhibit 3.2.
4.1	Warrant Agreement, dated as of April 25, 2011, by and among Florida Gaming Corporation and the holders named therein, filed as reference 4.1 to Registrant’s 8-K filed April 27, 2011, is incorporated herein by reference as Exhibit 4.1.
4.2	Warrant Agreement, dated as of April 25, 2011, by and among Florida Gaming Centers, Inc., Florida Gaming Corporation as Guarantor and the holders named therein, filed as reference 4.2 to Registrant’s 8-K filed April 27, 2011incorporated herein by reference as Exhibit 4.2.
4.3	Registration Rights Agreement, dated as of April 25, 2011, by and among Florida Gaming Corporation and the holders named therein, filed as reference 4.3 to Registrant’s 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 4.3.

10.1	Credit Agreement, dated as of April 25, 2011, by and among Florida Gaming Centers, Inc., Florida Gaming Corporation, the lenders party thereto, and ABC Funding, LLC as Administrative Agent, filed as reference 10.1 to Registrant’s 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 10.1.
10.2	Modification Agreement, dated as of April 25, 2011 by and between Solomon O. Howell and James W. Stuckert and Florida Gaming Corporation, filed as reference 10.2 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.2.
10.3	Modification, Assignment and Assumption Agreement, dated as of April 25, 2011, by and among Freedom Holding, Inc., Florida Gaming Centers, Inc., and Florida Gaming Corporation, filed as reference 10.3 to Registrant’s 8-K filed April 27, 2011incorporated herein by reference as Exhibit 10.3.
10.4	Modification, Assignment and Assumption Agreement, dated as of April 25, 2011, by and among Andrea S. Neiman, Florida Gaming Centers, Inc., and Florida Gaming Corporation, filed as reference 10.4 to Registrant’s 8-K filed April 27, 2011 incorporated herein by reference as Exhibit 10.4.
10.5	Florida Gaming Corporation Promissory Note, dated as of April 25, 2011, in the amount of $1,905,000, filed as reference 10.5 to Registrant’s 8-K filed April 27, 2011 incorporated herein by reference as Exhibit 10.5.
10.6	Freedom Pledge Agreement, dated as of April 25, 2011, by and among William B. Collett, William B. Collett, Jr., Hurd Family Partnership, L.P. and ABC Funding, LLC. (Included as Exhibit H to Exhibit 10.1), filed as reference 10.1 to 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 10.6.
10.7	Employment Agreement, dated as of April 25, 2011, between Florida Gaming Centers, Inc. and W. Bennett Collett, Jr. filed as reference 10.7 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.7.
10.8	Employee Bonus Compensation Restriction Agreement, dated as of April 25, 2011, by and between W. Bennett Collett, Jr. and ABC Funding, LLC, filed as reference 10.8 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.8.
10.9	Employment Agreement, dated as of April 25, 2011, by and between Florida Gaming Centers, Inc. and Daniel J. Licciardi, filed as reference 10.9 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.9.
10.10	Consulting Agreement, dated as of April 25, 2011 by and between Freedom Financial Corporation and Florida Gaming Corporation (Included as Exhibit K to Exhibit 10.1), filed as reference 10.1 to Registrant‘s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.10.
10.13	Stock Subscription Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.5 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.13.
10.14	Stockholders Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.6 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.14.
10.15	Warrant Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.7 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.15.
10.16	Settlement Agreement as to Parcel No. 155 and Parcel No. 155TCE, dated February 3, 2009, by and between the Registrant and the County, filed as Exhibit 10.1 on Registrant’s Form 8-K dated April 6, 2009, and is incorporated herein by reference as Exhibit 10.16.
10.17	Promissory Note, entered into by the Registrant, the County and City National Bank of Florida on April 2, 2009, filed as Exhibit 10.2 on Registrant’s Form 8-K dated April 6, 2009 and is incorporated herein by reference as Exhibit 10.17.
10.18	Mortgage and Security Agreement, entered into by the Registrant, the County and City National Bank of Florida on April 6, 2009, filed as Exhibit 10.3 on Registrant’s Form 8-K dated April 6, 2009 and is incorporated herein by reference as Exhibit 10.18.
10.19	Registrant’s Amended and Restated Loan Agreement between Florida Gaming Centers, Inc. City National Bank of Florida, and Freedom Financial Corp, dated October 31, 2005, was filed as reference 10.9 to Registrant’s 2005 10-KSB, herein incorporated by reference as Exhibit 10.19.
10.20	Promissory Note, entered into by the Registrant, the County and City National Bank of Florida on June 16, 2011, was filed as reference 10.20 to Registrant’s June 30, 2011 10-Q, and is incorporated herein by reference as Exhibit 10.20.
10.21	Mortgage and Security Agreement, entered into by the Registrant, the County and City National Bank of Florida on April 6, 2009, was filed as reference 10.21 to Registrant’s June 30, 2011 10-Q, and is incorporated herein by reference as Exhibit 10.21.
10.23	Warrant Agreement entered into between the Registrant and Nurmi Properties, dated December 11, 2009, was filed as Exhibit 10.18 to an 8-k filed December 17, 2009 and is incorporated herein by reference as Exhibit 10.23.

10.30	Partnership Purchase Interest Agreement, dated October 14, 2010, filed as Exhibit10.30 to Registrant’s 10-Q dated November, 15, 2010 is incorporated herein by reference as Exhibit 10.30.
10.31	Assignment of Interest Agreement, between Florida Gaming Centers and W. Flagler Associates, dated October 14,2010, filed as Exhibit 10.31 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.31.
10.32	Assumption Agreement, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit10.32 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.32.
10.33	Escrow Agreement, between Mintzer Sarowitz Zeris Ledva & Meyers LLP, Florida Gaming Centers and West Flagler, dated October 14, 2010, filed as Exhibit10.33 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.33.
10.34	Legal opinion, dated October 14, 2010, filed as Exhibit10.34 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.34.
10.35	Legal opinion of seller, dated October 14, 2010, filed as Exhibit 10.35 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.35.
10.36	Secretary’s Certificate, dated October 14, 2010, filed as Exhibit10.36 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.36.
10.37	Sellers Certificate, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit 10.37 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.37.
10.38	Sellers Release, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit10.38 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.38.
14.0	Registrant’s Code of Ethics adopted by the Board of Directors on May 16, 2003, filed as Exhibit 14 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 14.0.
21.0	List of Registrant’s Subsidiaries as of December 31, 2004, filed as Exhibit 21 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 21.0.
31.1	Certification by Registrant’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
31.2	Certification by Registrant’s Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
32.1	Certification by Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.
99.1	Notice of Acceleration of Obligations, issued on August 9, 2012 and is attached hereto.
99.2	Notice of Demand on Credit Party Guaranty issued on August 9, 2012 and is attached hereto.
101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (b) our Consolidated Statements of Operations for the Three and Six Months ended June 30, 2012 and 2011, (c) our Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011 and (d) the Notes to such Consolidated Financial Statements.

FLORIDA GAMING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION
(Registrant)

Date: August 14, 2012	By:	/s/ W. B. Collett, Jr.
W.B. Collett, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2012	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer
(principal financial officer) (principal accounting officer)

