Form 10-Q/A
period 2012-06-30
FLORIDA GAMING CORP
filed 2012-09-11
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The purposes of this amendment to Florida Gaming Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), are (i) to furnish Exhibit 101, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q, and (ii) to correct the amount of accrued expenses reported for the second quarter. The accrued expenses were overstated by $3,065,254, which amount is reported as included in long term liabilities in this form 10-Q/A. Total liabilities disclosed did not change. No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q except as noted above.

Under Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

PART 1. FINANCIAL INFORMATION

FLORIDA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2012	2011

CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$10,939,449	$37,297,676
Accounts receivable, net	459,636	247,974
Inventory (Note 2)	48,287	65,232
Total current assets	$11,447,372	$37,610,882

PROPERTY AND EQUIPMENT:Land

Land	$20,491,281	$21,173,853
Buildings and Improvements	29,136,075	9,956,996
Furniture, fixtures and equipment	18,695,896	1,806,740
CWIP	2,029,089	29,767,905
	$70,352,341	$62,705,494
Less accumulated depreciation	(6,636,095)	(5,363,190)
	$63,716,246	$57,342,304

REAL ESTATE HELD FOR SALE (net)	234,000	234,000

OTHER ASSETS	8,617,312	10,260,557
	$84,014,930	$105,447,743

FLORIDA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2012	2011

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$9,884,577	$25,044,427
Short-term borrowing and current portion of long-term debt	87,653,016	87,878,865
Total current liabilities	97,537,593	112,923,292

LONG-TERM LIABILITIES
Long-term portion notes payable	20,826,305	19,861,036

STOCKHOLDERS’ EQUITY:

Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 27,756 shares issued and outstanding at June 30, 2012 and December 31, 2011	2,776	2,776

Class AA convertible preferred stock, convertible to common stock; $.10 par value, 5,000 shares authorized; 5000 shares issued and outstanding at June 30, 2012 and December 31, 2011	500	500

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at June 30, 2012 and December 31, 2011	5	5

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 1,000 Shares issued and outstanding at June 30, 2012 and December 31, 2011	100	100

Common stock, $.20 par value, authorized 7,500,000 shares, 4,037,293 issued and outstanding at June 30, 2012 and December 31, 2011	807,459	807,459

Capital in excess of par value	50,690,668	50,690,668
Accumulated deficit	(85,850,476)	(78,838,093)
Total stockholders’ equity (deficit)	(34,348,968)	(27,336,585)
Total liabilities and stockholders’ equity (deficit)	$84,014,930	$105,447,743

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents at June 30, 2012 was $10,939,449, compared to $62,154,314 during the six months ended June 30, 2011. The Company was doing construction at the jai-alai preparing to open Casino Miami Jai-Alai. At June 30, 2012, the Company had a negative working capital of $86,090,221. The Company is in default of the Credit Agreement, and therefore the $87,000,000 note was moved to current liabilities. On August 9, 2012 the company received an acceleration of demand on the $87 million dollar loan. (See Item 5 and Exhibits 99.1 and 99.2.)

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

101.INS* 101.SCH*	XBRL Instance Document XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

FLORIDA GAMING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION
(Registrant)

Date: September 11, 2012	By:	/s/ W. B. Collett, Jr.
W.B. Collett, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: September 11, 2012	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer
(principal financial officer) (principal accounting officer)

