Form 10-Q
period 2012-09-30
FLORIDA GAMING CORP
filed 2012-11-14
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_______

Commission file number 0-9099

FLORIDA GAMING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-1670533
(State or other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

3500 NW 37 th Avenue, Miami, Florida	33142-0000
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code	(305) 633-6400

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

As of November 14, 2012, there were 4,037,293 shares of the Registrant’s common stock outstanding.

PART 1. FINANCIAL INFORMATION

FLORIDA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2012	2011

CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$4,910,140	$37,297,676
Accounts receivable, net	384,037	247,974
Inventory (Note 2)	49,419	65,232
Total current assets	$5,343,596	$37,610,882

PROPERTY AND EQUIPMENT:

Land	$20,491,281	$21,173,853
Buildings and Improvements	29,136,075	9,956,996
Furniture, fixtures and equipment	18,695,896	1,806,740
CWIP	3,222,589	29,767,905
	$71,545,841	$62,705,494
Less accumulated depreciation	(7,664,272)	(5,363,190)
	$63,881,569	$57,342,304

REAL ESTATE HELD FOR SALE (net)	234,000	234,000

OTHER ASSETS	7,949,493	10,260,557
	$77,408,658	$105,447,743

FLORIDA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2012	2011

CURRENT LIABILITIES
Accounts payable and accrued expenses (Note 2)	$11,128,550	$25,044,427
Short-term borrowing and current portion of long-term debt	84,450,101	87,878,865
Total current liabilities	95,578,651	112,923,292

LONG-TERM LIABILITIES
Long-term portion notes payable	20,851,789	19,861,036

STOCKHOLDERS’ EQUITY:

Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 27,756 shares issued and outstanding at September 30, 2012 and December 31, 2011	2,776	2,776

Class AA convertible preferred stock, convertible to common stock; $.10 par value, 5,000 shares authorized; 5000 shares issued and outstanding at September 30, 2012 and December 31, 2011	500	500

Class B convertible preferred stock; convertible to common stock, 50 shares Authorized; 45 shares issued and outstanding at September 30, 2012 and December 31, 2011	5	5

Class F 8% cumulative convertible preferred stock, 2,500 shares authorized; 1,000 Shares issued and outstanding at September 30, 2012 and December 31, 2011	100	100

Common stock, $.20 par value, authorized 7,500,000 shares, 4,037,293 issued and outstanding at September 30, 2012 and December 31, 2011	807,459	807,459

Capital in excess of par value	50,784,923	50,690,668
Accumulated deficit	(90,617,545)	(78,838,093)
Total stockholders’ equity (deficit)	(39,021,782)	(27,336,585)
Total liabilities and stockholders’ equity (deficit)	$77,408,658	$105,447,743

The accompanying notes are an integral part of these financial statements.

FLORIDA GAMING CORPORATION

SUMMARY OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
REVENUE

Casino	$15,860,079	$0	$44,224,180	$0
Pari-Mutuel	879,163	950,005	3,595,443	4,281,106
Cardroom	1,743,851	783,863	5,532,430	2,608,477
Food, Beverages, and other	603,170	105,795	1,725,780	395,894
Gross revenue	19,086,263	1,839,663	55,077,833	7,285,477
Less promotional credits	(1,825,163)	0	(4,729,456)	0
Net revenues	17,261,100	1,839,663	50,348,377	7,285,477

EXPENSES
Operating	13,280,798	2,639,858	41,733,940	8,639,466
General and Administrative	1,544,289	540,738	3,671,812	2,612,266
Depreciation and Amortization	1,392,077	489,168	3,545,312	1,077,834
	16,217,164	3,669,764	48,951,064	12,329,566
Net Income (Loss) from Operations	1,043,936	(1,830,101)	1,397,313	(5,044,089)

OTHER INCOME (EXPENSE)
Loss on Sale of Property	0	0	0	(267,785)
Pari-Mutuel Tax Credits	70,631	98,226	277,166	400,926
Casino Management Fee Expense	(75,000)	0	(150,000)	0
Interest Income	169	254	675	2,765
Interest Expense	(5,692,047)	(3,880,034)	(12,960,332)	(7,078,976)
Nonoperating Expense	(5,696,247)	(3,781,554)	(12,832,491)	(6,943,070)
Net Loss	(4,652,311)	(5,611,655)	(11,435,178)	(11,987,159)
Dividends on Preferred Stock	(114,758)	(114,758)	(344,274)	(380,976)
Net Loss Contributable to Common Shareholders	$(4,767,069)	$(5,726,413)	$(11,779,452)	$(12,368,135)
Basic Loss per Common Share	$(1.18)	$(1.42)	$(2.92)	$(3.13)
Diluted Loss per Common Share	$(1.18)	$(1.42)	$(2.92)	$(3.13)
Weighted Avg Common Shares Outstanding	4,037,293	4,037,293	4,037,293	3,946,554

FLORIDA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	30-September	30-September
	2012	2011
Cash flows from operating activities:
Net Loss	$(11,435,178)	$(11,987,159)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,545,312	1,077,834
Loss on sale of Graham Rd property	0	267,785
Interest paid in kind	589,936	987,059
Stock Options	94,254	84,703
Decrease (increase) in other assets	1,022,050	(7,503,013)
Decrease in inventory	15,812	9,872
Decrease (increase) in accounts receivable	(154,062)	10,018
Decrease in a/p and accrued expenses	(13,706,150)	(3,270,085)
Net cash used in operating activities	(20,028,026)	(20,322,986)
Investing Activities:
Purchases of property and equipment	(8,777,563)	(8,820,954)
Collection of notes receivable	0	54,836
Net proceeds used in investing activities	(8,777,563)	(8,766,118)

Financing Activities:
Proceeds from issuance of debt	0	84,520,000
Repayment of debt	(3,581,947)	(5,415,808)
Net cash provided by (used in) financing activities	(3,581,947)	79,104,192

INCREASE (DECREASE) IN CASH	(32,387,536)	50,015,088
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	37,297,676	748,617
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011	$4,910,140	$50,763,705
Supplemental disclosure of cash flow information:
Interest capitalized	$671,969	$0
Interest paid	$13,607,452	$7,444,709
Non cash financing costs	$0	$3,480,000
Real estate transferred in satisfaction of Note Payable	$0	$344,443
Non cash acquisition of premises	$554,000	$0
Non cash purchase of land	$0	$12,054,344

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Estimates : The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents : The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property, Plant and Equipment : Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets as follows:

Buildings	39 years
Land and building improvements	15 years
Furniture and equipment	5-7 years
Automobiles	5 years

	September 30,
	2012	2011
Land	$20,491,281	$21,173,853
Buildings and improvements	29,136,075	9,956,996
Equipment furniture and fixtures	18,636,044	1,720,830
Automobiles	59,852	85,910
Construction in progress	3,222,589	7,346,012
Less accumulated depreciation	(7,664,272)	(5,252,387)
	$63,881,569	$35,031,214

Depreciation Expense totaled  $2,451,946 during the nine months ended September 30, 2012, compared to  $334,111 during the nine months ended September 30, 2011.

Long-lived assets : The Company's investment in its residential and commercial property is carried at cost. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360, Property, Plant and Equipment ("ASC 360") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.

Bad Debt Reserve : The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables. There was no allowance for doubtful accounts recorded for  the nine months ended September 30, 2012 and September 30, 2011.

Inventory : The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at  September 30, 2012.

Other comprehensive income:   The Company follows the provisions of ASC Topic 220, “Comprehensive Income.” The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income at September 30, 2012 and September 30, 2011.

Pari-mutuel Wagering : Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. As of  September 30, 2012, the Company's unclaimed winnings (outs) totaled $24,707.

Revenue Recognition : The Company recognizes revenue from gaming operations in accordance with ASC Topic 605, “Revenue Recognition,” which requires revenues to be recognized when realized or realizable and earned. Slot gaming revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for chips and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increase. As of September 30, 2012, the Company had $24,398 in unredeemed slot tickets.

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

Income Taxes :   The Company utilizes the asset and liability approach to accounting for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company follows ASC Topic 740, “Income Taxes” regarding accounting for income tax uncertainties. ASC Topic 740 states that a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company maintained no net tax assets at September 30, 2012 and September 30, 2011.

It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for all years prior to and including 2007.

Advertising Costs : Advertising costs are expensed as incurred.

Real Estate Development : The Company's Tara Subsidiary accounts for the cost of lots sold by dividing the acquisition and development costs by the number of lots developed.

Compensated Absences: The Company has not accrued compensated absences for the nine months ended September 30, 2012 and 2011 because the amounts cannot be reasonably estimated.

Effect of Implementing Recently Issued Accounting Standards :

In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, which updates the guidance in ASC Topic 220, Presentation of Comprehensive Income . ASU 2011-05 specifies that entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements, and that entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This update is not expected to have a material impact on the Company’s financial statements.

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

The net loss per common share for the quarters ended September 30, 2012 and September 30, 2011 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock which was $114,758, for the three month period ended September 30, 2012 and September 30, 2011,  by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended September 30, 2012 and September 30, 2011 was 4,037,293.

The net loss per common share for the nine months ended September 30, 2012 and September 30, 2011 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock which was $344,274, for the nine month period ended September 30, 2012 and $380,976 for the nine months ended September 30, 2011, by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the nine months ended September 30, 2012 and September 30, 2011 were 4,037,293 and 3,946,554 respectively.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the three and nine months ended September 30, 2012 and September 30, 2011 because the effect would be antidilutive.

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Weighted average number of shares for calculation of basic EPS – Common Stock	4,037,293	4,037,293	4,037,293	3,946,554

Weighted average number of shares for calculation of diluted EPS	4,037,293	4,037,293	4,037,293	3,946,554

(4)     OPTIONS AND WARRANTS

The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with ASC Topics 718 and 505-50.  The Black-Scholes option pricing model uses assumptions for inputs including the risk free rate of return, expected forfeitures, expected volatility, expected term, and expected dividends.  The risk-free rate of return for the option or warrant life is based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term.  Expected forfeitures are based on environmental factors tied to the options and warrants as well as historical behavior.  Expected volatilities are based on historical volatility of the Company’s stock.  Expected terms are generally based on the options contractual term unless environmental factors reflect that the option holder would likely exercise their option sooner.    No new options or warrants were issued during the three and nine months ended September 30, 2012 and September 30, 2011. On June 15, 2012 Prides Capital 20,000 warrants expired.

	Nine months Ended
	September 30, 2012		September 30, 2011
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	906,250	$8.63	995,625	$8.46
Granted	826,250	8.25	362,500	8.25
Exercised	-0-		-0-
Forfeited	-0-		-0-
Expired	(846,250)	8.76	(362,500)	8.25
Outstanding at September 30, 2012, and September 30, 2011	886,250	$8.15	995,625	$8.46
Options and warrants exercisable at September 30, 2012, and September 30, 2011	886,250		995,625

 On July 9, 2012, the Company’s Board of Directors adopted the Fourth Amended and Restated Master Stock Option Plan (the “Fourth Master Plan”). The Fourth Master Plan incorporates previous amendments to the Company’s 2006 Third Amended and Restated Master Stock Option Plan, attached as Exhibit 99.1 to the Company’s Form S-8 (File No. 333-103654) filed August 23, 2006, providing for the extension, re-pricing and limited transfer of stock options issued under the Fourth Master Plan. (For more information see Form 8-K filed July 13, 2012)

On July 09, 2012, the Company’s board of directors extended 826,250 options until March 31, 2017.  Of these options, 463,750 were due to expire on July 10, 2012, and 362,500 were due to expire on July 11, 2012. All 826,250 options had an exercise price of $8.25 per share. On July 10, 2012 the stock price closed at $1.40 per share. The Company recorded an expense of $94,254 in the third quarter of 2012 for the extension of these options. This compares to the third quarter, 2011, when the Company extended 362,500 options for one year at $8.25 and recorded an expense of $84,703.

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

In addition, at the closing, the Lenders received warrants in the Company currently equal to 30.0% of its fully diluted common equity ownership (the “Company Warrants” and collectively with the Centers Warrants, the “Warrants”). The Company Warrants have a $25 exercise price; however, if (i) the Lenders’ construction consultant determines that Centers will need to access any amount of a $3.0 million completion guarantee (thus representing that the Project is “Out of Balance”), which has been funded by the Term Loan, to complete the Project on time and on budget and (ii) the Company and Centers have not raised new equity to replace the $3.0 million completion guarantee and thereby cancel the Company Warrants at any time from the closing until 30 days after the Project is determined to be Out of Balance, the Company Warrants shall become exercisable at $0.01. If the Company is successful at raising new equity to replace the completion guarantee, the $3.0 million shall be used to prepay the Term Loan at par upon receipt of such proceeds. Similarly, if the Company is able to complete the Project on time without going Out of Balance, the completion guarantee will be canceled upon the Opening Date and the $3.0 million shall be used to prepay the Term Loan at par and the Company Warrants will be cancelled. The Company does not believe the Project was Out of Balance at any time during construction. As of September 30, 2012, the warrants were not cancelled, due to the default of the Credit Agreement (See Note 8).

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

(5) REAL ESTATE HELD FOR SALE

As of September 30, 2012, the Company's subsidiary, Tara Club Estates, Inc. held six (6) residential lots at its’ residential real estate development (“Tara”), which are situated in Loganville, Walton County , Georgia with an aggregate carrying value of $234,000. The Company carries a valuation reserve  in the amount of $68,569.   The Company has completed its development activities  at Tara. Accordingly, any future costs incurred related to these properties will be expensed.

Valuation Reserve Analysis

	09/30/2012	09/30/2011
Balance at the beginning of the year	$68,569	$68,569
Provision charged to operations	0	0
Charge offs to the reserve	0	0
Ending Balance	$68,569	$68,569

The Company had no real estate sales during the three and nine months ended September 30, 2012, and September 30, 2011.

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

At September 30, 2012, the Company was in default of the Credit Agreement due to the violation of certain covenants. Events of default unless waived by the lenders may allow the lenders to terminate the lenders commitments and thereupon the commitments shall terminate immediately and declare the loans then outstanding to be due and payable in whole (or in part in which case any principal not so declared to be due and payable may thereafter be declared to be due and payable), and thereupon the principal of the loans so declared to be due and payable, together with accrued interest thereon and all fees and other obligations accrued hereunder and under the other loan documents, shall become due and payable immediately, without presentment, demand, protest or other notice of any kind, all of which were waived by the Company; and in case of any event with respect to the Company, the commitments shall automatically terminate and the principal of the loans then outstanding, together with accrued interest thereon and all fees and other obligations accrued hereunder and under the loan documents, shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of which were waived by the Company. Management is evaluating the lenders offer but the defaults have not been waived at the date of the issuance of the financial statements. Accordingly, all the debt associated with the Credit Agreement ($83,770,862) is classified as a current liability in the accompanying September 30, 2012 balance sheet.

For complete details on the Credit Agreement refer to the Form 8-K filed April 27, 2011.

On July 25, 2012, there was a $3,229,127 principal paydown from the amounts on deposit in the completion reserve account and interest reserve account. The principal balance owed on the note was reduced to $83,770,862. On July 31, 2012, the Company was required to make a $2,362,408 principal payment. The Company did not make the required principal payment on July 31, 2012, and on August 9, 2012, the Company and Centers, received a Notice of Acceleration of all Obligation and a Note of Demand on Credit Party Guaranty. (See Legal Proceedings and exhibits 99.1 and 99.2 attached to the June 30, 2012 10-q)

On September 5, 2012 two complaints were filed against the Company and its wholly owned subsidiaries, Centers and Tara Club Estates, Inc. (“Tara Club”). In its complaint filed in the Circuit Court of the Nineteenth Judicial District in and for St. Lucie County, Florida, ABC Funding seeks to enforce the Guaranty and to foreclose on the collateral secured by the St. Lucie mortgage, the Pledge Agreement and the Trust Assignment. The complaint is styled ABC Funding, LLC, as Administrative Agent for Summit Partners Subordinated Debt Fund IV-A, L.P., Summit Partners Subordinated Debt Fund IV-B, L.P., JPMorgan Chase Bank, N.A., Locust Street Funding LLC, Canyon Value Realization Fund, L.P., Canyon Value Realization Master Fund, L.P., Canyon Distressed Opportunity Master Fund, L.P., and Canyon-GRF Master Fund II, L.P., vs. Florida Gaming Centers, Inc., a Florida corporation, Florida Gaming Corporation, a Delaware corporation, City National Bank of Florida, not individually but solely as Trustee under the Land Trust Agreement dated January 3, 1979, known as Trust Number 5003471, Freedom Holding, Inc., a Delaware corporation, Tara Club Estates, Inc., a Georgia corporation, et. al. (For more information please refer to Form 8-K dated September 5, 2012.)

On September 25, 2012, David S. Jonas, age 51, was appointed the Chief Restructuring Officer of Centers pursuant to an Engagement Letter between Mr. Jonas and Centers. Mr. Jonas was appointed as Chief Restructuring Officer following the Company’s and Centers’ receipt on August 9, 2012 of notice of acceleration of indebtedness outstanding under its Credit Agreement with certain lenders and also foreclosure actions against the Company and Centers that were filed on September 5, 2012 by such lenders. The notice of acceleration was reported in the Company’s Form 10-Q for the period ending June 30, 2012. In his position as Chief Restructuring Officer, Mr. Jonas will be responsible for and have control over the day-to-day operations of Centers. Until such time as the Company’s lenders exercise warrants to purchase shares of Centers common stock that were issued in connection with the Credit Agreement, Centers’ board of directors has the right to terminate Mr. Jonas at will. After those warrants are exercised, Mr. Jonas’ position may be terminated by either party upon giving 60 days written notice. (For more information please refer to Form 8-K dated September 25, 2012.)

On October 18, 2012, ABC Funding, LLC, on behalf of certain of Centers’ lenders, filed motions requesting the immediate appointment of David S. Jonas as receiver to take operational control of Centers. ABC Funding filed the motions as Administrative Agent for the lenders under Centers’ primary credit facility, alleging that the appointment of a receiver is necessary to protect certain property that was pledged to the lenders under the credit facility. The motions further allege that: Centers is unable to manage its contractual obligations appropriately and to protect the collateral of its secured creditors; Centers is incapable of adhering to the corporate structure by which it and the Company are required to operate; Centers’ funds have been misappropriated and misallocated; and, the assets that are available to repay the loan are in danger of being dissipated in violation of the credit facility loan documents. The motions were filed in connection with lawsuits previously filed by ABC Funding in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida and in the Nineteenth Judicial District in and for St. Lucie County, Florida that were reported by the Company on its Form 8-K dated September 5, 2012 and that are described in greater detail below.

In its complaints, ABC Funding alleged numerous defaults and other violations of the credit agreement and other loan documents against the Company and Centers. ABC Funding is seeking: (i) an award of damages in excess of $84,000,000 against Centers for breach of the credit agreement; (ii) enforcement of the Guaranty against the Company, including an award of damages in excess of $84,000,000; (iii) to foreclose on the collateral secured by the Miami mortgage, the St. Lucie mortgage, the Pledge Agreement and the Trust Assignment, including, certain real property owned by Centers and the Land Trust in Miami-Dade County, Florida and in St. Lucie, Florida; and (iv) the appointment of a receiver.

On October 19, 2012, the board of directors terminated the engagement of David S. Jonas as Centers’ Chief Restructuring Officer.

On November 2, 2012, the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (the “Court”) entered an order appointing David Jonas as Temporary Receiver for certain real and personal property owned by Centers, the wholly-owned subsidiary, and primary operating asset, of the Company. The appointment was made effective as of October 25, 2012, and the Court scheduled a hearing for November 27, 2012 to consider whether Mr. Jonas should be appointed as receiver through the pendency of the litigation.

In its order, the Court ordered Mr. Jonas, as receiver, to immediately take possession of all the accounts, books of account, checkbooks, lease agreements, sales contracts, assets, files, papers, contracts, records, documents, monies, securities, choses in action, keys, pass codes and passwords, computers, all software and data, archived and historical data, and all other property, real, mortgaged, personal or mixed, of Centers, including, but not limited to any and all funds being held by any third party on behalf of Centers. As receiver, Mr. Jonas is empowered, directed and authorized by the Court to do any and all things necessary for the proper management, operation, preservation, maintenance, protection and administration of Centers’ assets. The affected assets constitute substantially all of the Company’s operating assets.

(9) GOING CONCERN

As of September 30, 2012, the Company was in default on the Credit Agreement regarding certain covenants. The Company failed to make the required principal payment on July 31, 2012, and on August 9, 2012 the Company and  Centers, received a Notice of Acceleration of all Obligations and a Notice of Demand on Credit Party Guaranty.  The Company’s continued existence as a going concern is dependent on its ability to obtain a waiver or satisfactory resolution of the various credit defaults.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

(10) COMMITMENTS AND CONTINGENCIES

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

Registration Rights : The Company has committed upon certain terms and conditions, to use its best efforts to register for resale, certain shares held by other parties, allowing those shares to be publicly traded. The Company intends to use reasonable efforts to  comply with these commitments.  On April 25, 2011 the Company entered into a Credit Agreement, and the Company and the Lenders entered into a Registration Rights Agreements.    The Lenders will have certain registration rights with respect to the shares of common stock issuable upon exercise of the Company Warrants. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 4.3)

Leases:   The Company leases totalizator equipment from Sportech, a number of slot machines that are not available for purchase, copiers, golf carts, copiers, telephone system and other equipment. Totalizator rental expense and other equipment rental under operating leases for the cost was $252,589 for the nine months ended September 30, 2012. The Company leases a number of slot machines that are not available for purchase. During the nine months ended September 30, 2012, the Company had $2,207,532 in slot equipment lease.

Litigation Costs : Legal fees for settlement costs and fees associated with various lawsuits incurred in the normal course of the Company's business activities are included in General & Administrative expenses in the accompanying Statements of Operations.

Collective Bargaining Agreement : The Company is a party to a collective bargaining agreement with the International Jai Alai Players Association U.A.W. Local 8868, AFL-CIO. The agreement allows the Company to negotiate individual contracts with players and provides for minimum salaries and bonuses based on pari-mutuel handle, certain cesta allowances and retirement benefits. The agreement continues from year to year unless timely notice of termination is given by either party to the agreement.

Concentration of Deposits : The Company maintains significant cash balances in demand deposit accounts that are non interest bearing accounts.  All funds in a "noninterest-bearing transaction account" are insured in full by the Federal Deposit Insurance Corporation from December 31, 2010, through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules.

Dependence on One Vendor : The Company depends on Sportech (formerly Scientific Games), a leading supplier of pari-mutuel wagering systems, to provide the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data accurately and in a secure manner. If Sportech failed to properly maintain their computer systems and software it could affect the security of wagering and the Company’s ability to serve its customers.

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

On May 21, 2012 the Company served a motion to dismiss the complaint. A full settlement was thereafter reached. The Company anticipates the case will be dismissed with prejudice based on the settlement within the coming weeks.

Hialeah Park : On June 30, 2010, W. Flagler and Florida Gaming Centers filed a constitutional challenge regarding the enactment of changes to Florida Statutes in Chapter 551 that purport to enable the expansion of slot machine games in Miami Dade County to the site of Hialeah Park.  The Statutory Amendment conflicts with the Constitutional Provision, Article X, Section 23 in numerous ways.  The Leon County Circuit Court held the statute to be valid and that decision is presently on appeal to the Florida First District Court of  Appeal.  On October 6, 2011, a state appeals court upheld the ruling for Hialeah Park to have a casino with Las Vegas style slot machines.  On April 27, 2012 t he Florida Supreme Court refused to take up a case challenging their legality. The Company continues to evaluate its options regarding this matter.

The decision essentially upholds the ruling from the 1 st District Court of Appeal in October that asserted the Legislature has the power to expand gambling in the state. Florida Gaming Centers and W. Flagler, in South Florida had challenged the decision to allow slots in Hialeah, claiming that since the racetrack wasn’t included as part of referendums in Miami-Dade and Broward counties to approve slots, the track should be barred from offering them.

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

On June 28, 2012, the Company paid $100,323 to Holding which reduced the Company’s indebtedness to Holding. Holding used the funds to bring the interest current on an outstanding loan.  At September 30, 2012, the Company owed Holding $1,803,674 on the note and $320,000 in dividends.

Freedom Financial Corporation Note

In connection with the closing of the Credit Agreement, the Company also entered into a Promissory Note with Freedom Financial Corporation (“Freedom”) in the amount of $1,905,000 for certain accounts receivable and unpaid consulting services rendered by Freedom to the Company.  Under the Promissory Note, (i) the indebtedness is subordinate to the obligations under the Credit Agreement, (ii) interest shall be paid-in-kind instead of in cash and (iii) the outstanding principal shall be due and payable in full on the date that is six (6) months after the maturity date under the Credit Agreement.  At September 30, 2012 the Company owed Freedom $2,074,217 on this note. (See Related Party Transactions)

James W. Stuckert and Solomon O. Howell Notes

On August 14, 2009, Florida Gaming Corporation (the “Registrant”) entered into a Memorandum of Agreement (the “Agreement”) with Solomon O. Howell (“Howell”) and James W. Stuckert (“Stuckert,” and collectively with Howell, the “Lenders”) pursuant to which the Lenders may advance cash (each an “Advance”, and collectively the “Advances”) to the Company up to a maximum aggregate amount of one million dollars ($1,000,000).  The advances to the Company were $1,000,000 evidenced by eight separate notes with a maturity date of December 31, 2009.  On October 7, 2009, the Registrant and the Lenders amended the Agreement  to require the Company to issue to each of the Lenders warrants to acquire up to 20,000 shares of the Registrant’s common stock at a price of $6.00 per share.  Such warrants expired on October 7, 2012.  The Company incurred $39,451 of cost related to the issuance of the warrants.  These costs  were amortized into expense over the remaining term of the related Notes from October 7, 2009 through December 31, 2009.  The Notes also included a convertible feature allowing the lenders, at their option to convert outstanding principal and any accrued but unpaid interest into the Company’s $0.20 par value common stock at $6.00.  The value of this  conversion feature to the Company was $138,204. This value was initially recorded as a discount on notes payable and then amortized over the life of the Notes, which ended December 31, 2009.

On April 25, 2011,  in connection with the closing of the Credit Agreement, the Company entered into a Modification Agreement with Solomon O. Howell and James W. Stuckert whereby the  Memorandum of Agreement, dated August 14, 2009, for a note in the amount of $1,000,000 was amended to extend the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, at the Company’s option permit interest to be paid-in-kind instead of in cash and subordinate the obligations under the Memorandum of Agreement to those under the Credit Agreement. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 10.2). The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt.  The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we  determined that the new debt was not a substantially different debt instrument.   The Note was accounted for as debt refinance.  At September 30, 2012, the Company owed $1,871,418 on the Howell/Stuckert Note.

Andrea S Neiman

On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Modification, Assignment and Assumption Agreement with Andrea S. Neiman and agreed to modify an originate note in the amount of $125,000 to release Centers from the obligations thereunder and accept the Company as the borrower under the note, and extended the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, and at the Company ‘s option permit interest to be paid-in-kind instead of in cash and generally subordinate the obligations under the note to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt. The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we determined that the new debt was not a substantially different debt instrument. The Note was accounted for as debt refinance. On September 30, 2012 the company owed $153,095 on this note. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 10.4)

Miami Dade County

On April 6, 2009, the Company completed Phase 1 of its two-phase acquisition of the 10.982 acres of property from the County. Phase 1 included the closing of the purchase of approximately 2.283 acres from the County for $3,348,429, including a down payment of $334,843 and a County financed note payable of $3,013,586 for 15 years with final payment due April 1, 2024, with a fixed interest rate of 7.25%. The Note is secured by the purchased property pursuant to a mortgage and security agreement between the Company and the County. The Company also received air-rights over N.W. 37th Avenue, a street separating the two properties. At September 30, 2012 the Company owed $2,617,880 on this Note.

On June 11, 2011, the Company completed Phase 2 of the approximately 8.7 remaining acres for $13,393,716 that was to close no later than 60 days after the United States Corps of Engineers released the property free and clear of environmental contamination.  The Corp of Engineers released the property free and clear of environmental contamination and on June 16, 2011, the Company and the County consummated the final closing on the remaining 8.67 acres of the undeveloped property.  At the final closing, the Company made a down payment of $1,339,371, representing 10% of the purchase price of the remaining 8.67 acres, and the County issued a new promissory note for $12,054,344  representing the remaining amount owed by the Company on the 8.67 acres of undeveloped property which were the subject of the  Closing.  The Note is for 15 years, with an interest rate of 7.25%.  The Company will defer payments until the earlier of June 15, 2012, or the date upon which slot machine operations are initiated by the Company.  In March, 2012, the Company starting making payments on this Note. At September 30, 2012 the Company owed $11,904,144 on this Note. (See Exhibit 10.20 and 10.21, filed with June 30, 2011 10-Q)

Following the County Board’s vote to close 37th Avenue on July 7, 2011, the Company is required to pay up to $1,000,000 for remediation of 36th Avenue, of which $570,000 was paid in August, 2011 for the design and engineering of the 36th Avenue which was a condition precedent to the closure of 37th Avenue.  The Company has accrued the remaining $430,000.   If within 36 months of this vote the County determines a need to expand 36th Avenue, then the Company will be required to dedicate a 20-foot wide by 812-foot long strip of the Undeveloped Property to accommodate an 80 foot right-of-way (the “Expansion Easement”) which may, at the County’s sole discretion, be constructed in the future.  The Company would also be required to pay for such street expansion to the extent of $4,700,000 through incremental draw-downs as described in the Settlement Agreement.  On June 16, 2011, the Company granted a right-of-way deed representing the Expansion Easement which will be held in escrow until such time as the County Board votes to expand 36th Avenue.

Florida Lemark/Construct Design

On December 9, 2010, the Company executed a $446,000 Promissory Note to Construct Design, Inc.  The note was unsecured.  The note bears interest at 12% per annum and was due January 31, 2011.

On April 25, 2011 the Company and Florida Lemark/Construct Design entered into an Amendment and Restatement, Assignment and Assumption Agreement (the “Agreement”) whereby the Promissory Note (“Note”) in the principal amount of $446,000 effective December 9, 2010, has been amended to (i) upon substantial completion of the project in accordance with the construction contract, to increase the outstanding principal of the original note to $1,000,000, (ii) at the Company’s option permit interest to be paid-in-kind instead of in cash and (iii) subordinate the obligations under the Agreement to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt.  The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we  determined that the new debt was not a substantially different debt instrument.   The Note was accounted for as a debt refinance. (For further information please refer to the Form 8-K filed April 27, 2011).  On March 11, 2012, 60 days after substantial completion of the project, the outstanding principal of this note was increased to $1,000,000. The Company owed $1,106,599 on this note at September 30, 2012.

(13) RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.

(14) RELATED PARTY TRANSACTIONS

Management fees/Freedom Financial Note . In lieu of salaries for the Chairman/CEO, W. B. Collett, the Company paid a management fee to Freedom Financial Corporation (“Freedom”) through March 31, 2011.  The Company was unable to pay the management fees and accrued management fees to Freedom of $780,000 for each of the years ended December 31, 2009 and December 31, 2010.  Freedom is controlled by the Company’s Chairman and  the Company’s CEO/President also maintains ownership in Freedom.  The Company had accrued management fees of $1,560,000 during the years ended December 31, 2010 and December 31, 2009,  and the Company had accrued management fees of $195,000 for the first quarter 2011. On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Promissory Note with Freedom in the amount of $1,905,000 of which $1,755,000 was for accrued but  unpaid consulting fees and $150,000 in  accounts receivables from Freedom. Under the Promissory Note, (i) the indebtedness is subordinate to the obligations under the Credit Agreement, (ii) interest shall be paid-in-kind instead of in cash and (iii) the outstanding principal shall be due and payable in full on the date that is six (6) months after the maturity date under the Credit Agreement. (See Form 8-K filed April 27, 2011, Exhibit 10.5).  At September 30, 2012 the Company owed Freedom $2,074,217 on this note.

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

The term of this Agreement will commence April 25, 2011 and end December 31, 2017 unless terminated earlier.  WBC or FGC may terminate this Agreement for cause at any time.  For the purposes of this Agreement, "cause" includes any breach or default of this Agreement by the other party which is not cured within 30 days of written notice thereof; commission of a felony; or action by the Consultant that materially injures the image or reputation of the Companies.  WBC will remain a Director of the Companies or as the Chairman of their respective Boards of Directors. (For complete details see Exhibit K filed to Exhibit 10.1 of the Form 8-k filed April 27, 2011)

On June 28, 2012, Mr. Collett received his first $25,000 payment of consulting services and he also received a payment in July. No other payments have been made.

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

Note Receivable

On June 15, 2011, the Company issued a Note Receivable to Freedom Holding, Inc. (“Holding”)  for $54,836, secured by the dividends due Holding on the Series F Preferred Stock, with an interest rate of 12%. At June 30, 2011, the Company owed Holding $220,000 in accrued dividends.

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

On April 25, 2011 the Company entered into a Modification, Assignment and Assumption Agreement with Holding.  Holding agreed to amend the note with Centers to release Centers from the obligations thereunder and accept Florida Gaming  Corp as the new borrower under the promissory notes.  Holding agreed to extend the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, and convert all interest payments to be paid in kind instead of in cash and to subordinate the obligations under the promissory notes to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instruments were substantially different than the old debt.   The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we  determined that the new debt was not a substantially different debt instrument.   The note was accounted for as a debt refinance.  (See Form 8-K filed April 27, 2011)

On June 28, 2012, the Company paid $100,323 to Holding which reduced the Company’s indebtedness to Holding. Holding used the funds to bring the interest current on an outstanding loan.  At September 30, 2012, the Company owed Holding $1,803,674 on the note and $320,000 in dividends.

(15) SUBSEQUENT EVENTS

The Company has adopted the provisions of SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165, as incorporated into ASC Topic 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and through the date financial statements are issued. The Company evaluated, and included, all events or transactions that occurred after September 30, 2012 through August 14, 2012, the date these financial statements were issued.

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

During the nine months ended September 30, 2012 and September 30, 2011, Centers’ gaming operations comprised  100% of the Company’s revenues. Neither Centers nor Tara has any customers that individually represent a significant portion of their business.

September 30, 2012

(Dollar Amount In Thousands)	Assets		Revenues		Loss

Florida Gaming Centers	100%	$77,155	100%	$50,348	100%	$(11,431)
Tara Club Estates	0%	253	-	-0-		(4)
Consolidated Total	100%	$77,408	100%	$50,348	100%	$(11,435)

September 30, 2011

(Dollar Amount In Thousands)	Assets		Revenues		Loss

Florida Gaming Centers	98%	$96,497	100%	$7,285	100%	$(11,970)
Tara Club Estates	2%	258	-	-0-		(17)
Consolidated Total	100%	$96,755	100%	$7,285	100%	$(11,987)

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

ASC Topic 820 requires disclosure of assets and liabilities measured at fair value on a nonrecurring basis.  The following table presents the financial assets carried by the Company at fair value as of  September 30, 2012 and September 30, 2011 and by Topic 820 valuation hierarchy (as described above).

Assets measured at fair value on a nonrecurring basis as of  September 30, 2012

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

ASC Topic 820 also requires disclosure of assets and liabilities measured at fair value on a recurring basis.  The Company measured no assets or liabilities at fair value on a recurring basis as of  September 30, 2012 or September 30, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Florida Gaming Corporation operates a casino and pari-mutuel wagering facilities in Florida. In Miami the Company offers slot machines and live jai-alai, poker, dominos, electronic blackjack, roulette and inter-track wagering (ITW). In Ft. Pierce, Florida Gaming offers ITW via simulcasting on horse and greyhound racing, seasonal jai-alai, and year round poker in the card room.   In addition, the Company operates Tara Club Estates, Inc. (“Tara”), a residential real estate development  located near Atlanta in Walton County, Georgia.  Approximately 44.6% of the Company's common stock is controlled by the Company's Chairman either directly or beneficially through his ownership of Freedom Holding, Inc.

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

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. The Company had no allowance for doubtful accounts for the quarters and nine months ended September 30, 2012 and September 30, 2011.

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

The Company evaluates the carrying value of its real estate development and other long-lived assets, annually under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 360, “Plant, Property, and Equipment” and ASC Topic 970 “Real Estate.”   Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve had been deemed necessary as of September 30, 2012.

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

RESULTS OF OPERATIONS — THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2011

Casino Miami Jai-Alai opened January 23, 2012. The revenue figures include the casino operations for the quarter and nine months ended September 30, 2012. During the third quarter ending September 30, 2012, and September 30, 2011, the Company’s operations reflect nine months’ operation of live jai-alai performances at Miami. Ft. Pierce operated live jai-alai from March 2, 2012 through April 28, 2012. Ft. Pierce did not operate live jai-alai during the three and nine months ended September 30, 2011. A full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce for the third quarter and nine months ending September 30, 2012 and September 30, 2011. Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria. Ft. Pierce and Miami operated a card room, with the Miami location also offering dominoes in its’ card room.

Revenue for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011

Casino revenue

For the three months ended September 30,	2012	2011	Variance	% Variance
Casino	$15,860,079	$0	$15,860,079	100.00%

On May 12, 2011, the Company received a license from the State of Florida to begin Class III-“Vegas Style” slot machine operations at Miami Jai-Alai. The Company broke ground Wednesday, May 18, 2011 to celebrate construction of the casino addition. Casino Miami Jai-Alai opened January 23, 2012.

Pari-mutuel revenue

For the three months ended September 30,	2012	2011	Variance	% Variance
Miami	$685,281	$786,915	$(101,634)	(12.9)%
Ft. Pierce	193,882	163,090	30,792	18.9
	$879,163	$950,005	$(70,842)	(7.5)%

Miami saw a decrease in pari-mutuel revenue for the three months ended September 30, 2012. The Company is offering fewer performances and totally eliminated Saturday performances at Miami. With the opening of the Casino the Company is offering entertainment functions on Saturdays. The Company may add more performance as a guest site at the Miami location in the future. If the Company does add more performances that would enhance ITW in the future.

Ft. Pierce saw an increase in pari-mutuel revenue because of offering simulcast wagering on horses and greyhounds compared to just greyhounds in 2011.

Cardroom revenue

For the three months ended September 30,	2012	2011	Variance	% Variance
Miami Cardroom	$1,180,841	$0	$1,180,841	100.00%
Ft. Pierce Cardroom	563,010	783,863	(220,853)	(28.2)
	$1,743,851	$783,863	$959,988	122.5%

The Miami cardroom closed March 27, 2011 due to the construction at the facility. With the opening of the casino in January, 2012, the Company moved the Cardroom closer to the casino floor which resulted in an increase in the Miami Cardroom. Ft. Pierce saw a significant decrease because of fewer patrons.

Food, beverage and other revenue

For the three months ended September 30,	2012	2011	Variance	% Variance
Miami	$518,520	$28,194	$490,326	1739.1%
Ft. Pierce	84,650	77,601	7,049	9%
	$603,170	$105,795	$497,375	470.1%

Food, beverage and other income consists of the concession stands, bars, lottery commission, ATM commissions and misc. revenue. The casino has definitely had an impact on the food, beverage and other revenue in Miami. Ft. Pierce did see an increase during the three months ended September 30, 2012 because of offering simulcast wagering on horses this year.

Operating Expenses

For the three months ended September 30,	2012	2011	Variance	% Variance
Casino	$9,186,480	$0	$9,186,480	100.00%
Pari-mutuel	1,145,647	1,847,971	(702,324)	38
Cardroom	1,089,946	359,723	730,223	203
Food, beverages, and other	497,875	84,815	413,060	487
Advertising	667,812	6,783	661,029	9745.4
Pre-Opening Expense	-0-	523,474	(523,474)	100.00
Other operating expense	693,038	(182,908)	875,946	478.9
	$13,280,798	$2,639,858	$10,640,940	403.1%

Casino Expenses

Included in the casino expense is the state gaming tax of $4,907,864, the city/county tax of $420,674, equipment lease of $935,628, licenses and regulatory fees of $562,500, wages and insurance of $212,431, supplemental prize money of $245,393, promotional credits of $1,825,377, and misc of $76,614.

Pari-Mutuel

Pari-Mutuel revenue decreased which led to a decrease in expenses. Some of the larger expenses for the three months ended September 30, 2012 were wages and health insurance totaling $861,248, state gaming tax totaled $99,464, guest participation $134,320, contract maintenance of $116,909, security police of $48,024, and television camera rental of $50,633. There was also an operating expense allocation credit of $202,500. This compares to the three months ended September 30, 2011, wages of $1,347,245 state gaming tax of $63,869, guest participation in ITW totaled $178,948.

Cardroom

Cardoom revenue increased 122% which led to increased expenses. For the three months ended September 30, 2012, wages and insurance totaled $648,389, state gaming tax totaled $190,012, promotional expense of $134,139, supplemental prize money of $69,503, City County tax of $16,890 and operating expenses of $31,013. This compares to three months ended September 30, 2011, which included wages of $209,699, state gaming tax of $84,736, and supplemental prize money of $31,259.

Food, beverage and other

Food, beverage and other consists of the concession stands, bars, lottery commission, ATM commissions and misc. The Company has seen an increase of revenue of 470% during the third quarter ended September 30, 2012 which has led to an increase in wages and insurance, and cost of sales for the quarter ended September 30, 2012.

Advertising

Advertising increased with the opening of the Casino – the company has seen a large increase in advertising. The company has used direct marketing mail, billboard placement, ads in the newspaper, ads on television and radio, and agency fees. During the second quarter 2011 the Company did not have the funds to advertise and did not have a new casino to promote.

Pre-Opening

The Company had $-0- in pre-opening expenses during the third quarter 2012, compared to $523,474 during the same period in 2011.

Other Operating Expenses

The Company has seen an increase in Other operating expenses with the opening of the Casino. The Company has added an IT department, a marketing department, additional security and surveillance ..

General And Administrative Expenses

For the 3 months ended September 30,	2012	2011	Variance	% Variance
Admin. Payroll	$213,767	$186,123	27,644	14.9%
Director Fees	6,000	12,000	(6,000)	(50)
Stock	94,254	84,703	9,551	11.3
Telephone & travel	70,470	45,533	24,937	54.7
Professional Fees	451,776	(44,314)	496,090	1120
Property Taxes	114,500	57,956	56,544	97.6
Insurance	593,522	198,737	394,785	198.6
Total G&A	$1,544,289	$540,738	1,003,551	185.59%

AdminPayroll

Admin payroll increased during the third quarter in 2012 for the comparable period in 2011 due to the hiring of additional personnel along with changes in the present officers roles and functions within the Company. W. B. Collett retired as CEO effective April 25, 2011, and W. B. Collett, Jr. was promoted to CEO and President. On April 25, 2011, Daniel Licciardi, was promoted to Chief Operating Officer. As a result, W. B. Collett, Jr. had a pay increase to $300,000 from $225,000 and Daniel Licciardi, had an increase to $225,000 from $141,300.

Director Fees

Directors Fees decreased due to the death of William Haddon on July 2nd, 2012. Dr. Galloway is the only paid director at $2,000 a month.

Telephone and Travel

Telephone and Travel saw an increase this quarter but decreased for the nine months period.

Professional Fees

Professional fees were $451,776 this quarter due to increased legal fees associated with various lawsuits.

Stock

Stock Compensation is related to the extending of the options on July 10, 2012 and July 11, 2012. In 2012, the Company extended 862,500 options compared to extending 362,500 options in 2011.

Property Taxes

Property taxes saw a slight increase this quarter ending September 30, 2012, but for the nine month period remained lower.

Insurance

Insurance has seen a significant increase with the opening of the Casino. The loan and construction contributed to the significant increase in insurance and the slot tax bond.

Other Expense

The Company had other expense of $5,696,247 for the three-month period ended September 30, 2012, compared to other expense of $3,781,554 for the three-month period ended September 30, 2011. Other expense for the quarter ended September 30, 2012, consisted of $70,631 in pari-mutuel tax credits, management fees for the Casino of $75,000, interest income of $169 and interest expense of $5,692,047. A large portion of the interest expense is a result of the $87 million dollar loan for the construction of Casino Miami Jai-Alai. During the three-month period ended September 30, 2011, the Company has pari-mutuel tax credits of $98,226, interest expense of $3,880,034 and interest income $254.

Revenue for the nine months ended September 30, 2012, compared to nine months ended September 30, 2011

Casino revenue

For the nine months ended September 30,	2012	2011	Variance	% Variance
Casino	$44,224,180	0	$44,224,180	100%

On May 12, 2011, the Company received a license from the State of Florida to begin Class III-“Vegas Style” slot machine operations at Miami Jai-Alai. The Company broke ground Wednesday, May 18, 2011 to celebrate construction of the casino addition. Casino Miami Jai-Alai opened January 23, 2012. The Casino had revenues of $44,224,180 for the nine months ended September 30, 2012.

Pari-mutuel revenue

For the nine months ended September 30,	2012	2011	Variance	% Variance
Miami	$2,816,047	$3,791,133	$(975,086)	(25.7)%
Ft. Pierce	779,396	489,973	289,423	59.1
	$3,595,443	$4,281,106	$(685,663)	(16)%

With the opening of the Casino Miami Jai-Alai the Company is offering fewer performances and totally eliminated Saturday performances, so the Company could offer entertainment functions on Saturdays. Ft. Pierce offered live jai-alai from March 2, 2012 through April 28, 2012 which increased the revenue during 2012, compared to not offering live jai-alai in 2011.

Card room Revenue

For the nine months ended September 30,	2012	2011	Variance	% Variance
Miami	$3,504,779	$133,990	$3,370,789	2515.7%
Ft. Pierce	2,027,651	2,474,487	(446,837)	(18.1)
	$5,532,430	$2,608,477	$2,923,953	112.1%

Miami Card room increased $3,370,789 (2515.7%) for the nine months ended September 30, 2012 from the nine months ended September 30, 2011. The opening of the Casino has brought in many more guests to the card room. The Ft. Pierce saw a decrease in revenue due to lower attendance at the jai-alai.

Food,beverage and other revenue

For the nine months ended September 30,	2012	2011	Variance	% Variance
Miami	$1,411,905	$156,881	$1,255,024	800%
Ft. Pierce	313,875	239,013	74,862	31.3
	$1,725,780	$395,894	$1,329,886	335.9%

Food, beverage and other income consists of the concession stands, bars, lottery commission, ATM commissions and misc. revenue. The casino has definitely had an impact on the food, beverage and other revenue in Miami. Ft. Pierce did see an increase during the three months ended September 30, 2012 because of offering simulcasting of horses and live jai-alai during 2012. Ft. Pierce began live jai-alai March 2, 2012, and ended April 28, 2012.

Operating Expenses

For the nine months ended September 30,	2012	2011	Variance	% Variance
Casino	$26,150,944	$-	$26,150,944	100.00%
Pari-mutuel	4,688,200	5,867,461	(1,179,261)	(20.1)
Cardroom	3,647,633	1,181,736	2,465,897	208.7
Food, beverages, and other	887,410	322,656	564,754	175
Advertising	1,560,685	14,185	1,546,500	10902.4
Pre-Opening	2,581,188	523,474	2,057,714	393.10
Other	2,217,880	729,954	1,487,926	203.8
	$41,733,940	$8,639,466	$33,094,474	383.1%

Casino Expenses

Included in the casino expense is the state gaming tax of $13,748,778, the city/county tax of $1,178,467, equipment lease of $2,207,532, licenses and regulatory fees of $1,875,000, wages and insurance of $634,714, supplemental prize money of $687,439, and promotional expense of $4,735,670 and pre-opening expenses of $954,862. In May, 2011, the Company paid $2,750,000 in sot license and regulatory fees. These fees were being amortized from the date of the opening of the Casino to May, 2012, when the annual license fee was due. The Company placed $954,862 of these license and regulatory fees in pre-opening expenses for the casinos.

Pari-Mutuel

Some of the larger expenses for the nine months ended September, 2012 were wages and health insurance totaling $2,188,294 state gaming tax totaled $357,229, guest participation in ITW totaled $445,928. This compares to the nine months ended September 30, 2011, wages of $2,180,442 state gaming tax of $189,079, and guest participation in ITW totaled $907,076.

Cardroom

For the nine months ended September 30, 2012, wage and insurance totaled $1,980,718, state gaming tax totaled $598,144, supplemental prize money of $221,356 promotional expense of $695,128, city/county tax of $60,830 and misc of $83,324. This compares to nine months ended September 30, 2011, which included wages of $685,004, state gaming tax of $286,396, city/county tax of $81,111 and supplemental prize money of $104,339.

Food, beverage and other

Food, beverage and other consists of the concession stands, bars, lottery commission, ATM commissions and misc. revenue. The Company saw an increase of 336% in sales which led to an increase in cost of sales, wages and insurance, and operating supplies.

Advertising

The company used direct marketing mail, billboard placement, ads in the newspaper, ads on television and radio, and agency fees for advertising the new Casino. This has led to the $1,546,500 increase for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Pre-Opening

The Company has incurred $2,581,188 in pre-opening expenses for the nine months ended September 30, 2012, compared to $791,259 during the same period ended September 30, 2011. The Company chose to hire a firm to staff various employee positions at the Casino and a majority of these expenses will be incurred one time.

Other Expenses

The Company has seen an increase in Other operating expenses with the opening of the Casino. The Company has added an IT department, a marketing department, additional security and surveillance .. Utilities also saw a substantial increase during the nine months ended September 30, 2012 to $781,620 compared to $318,829 for the same period in 2011.

General And Administrative Expenses

For the 9 months ended September 30,	2012	2011	Variance	% Variance
Admin Payroll	$681,492	$515,607	165,885	32.17%
Director Fees	30,000	36,000	(6,000)	(16.67)
Telephone & Travel	189,812	197,859	(8,047)	(4.07)
Professional Fees	648,260	786,999	(138,739)	(17.63)
Stock	94,254	84,703	9,551	11.28
Property Taxes	323,000	327,028	(4,028)	(1.23)
Insurance	1,704,993	664,071	1,040,922	156.75
Total G&A	$3,671,812	$2,612,266	1,059,545	40.56%

AdminPayroll

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

Director Fees

Directors Fees decreased due to the death of William Haddon on July 1st, 2012. Dr. Galloway is the only paid director at $2,000 a month.

Telephone and Travel

There has been a 4% decrease in telephone and travel.

Professional Fees

For the nine months ended September 30, 2012 there was a 17.6% decrease. During 2011, a large proportion of professional fees were related to the credit agreement dated April 25, 2011. During the third quarter 2012, the Company has seen an increase due to legal fees associated with various lawsuits.

Stock

Stock Compensation is related to the extending of the options on July 10 and July 11, 2012. In 2012, the Company extended 862,500 options compared to extending 362,500 options in 2011.

Property Taxes

Property taxes saw a slight decrease of 1% during the nine months ended September 30, 2012.

Insurance

Insurance has seen a significant increase with the opening of the Casino. The loan and construction contributed to the significant increase in insurance and the slot tax bond.

Other Expense

The Company had other expense of $12,832,491 for the nine month period ended September 30, 2012, compared to other expense of $6,943,070 for the nine month period ended September 30, 2011. Other expense for the nine months ended September 30, 2012, consisted of $277,166 in pari-mutuel tax credits, management fee expense of $150,000, interest income of $675, and interest expense of $12,960,332. A portion of the interest expense can be attributed to the $87 million loan. This compares to other expense for the nine months ended September 30 , 2011, consisting of pari-mutuel tax credits of $400,926, loss on the sale of the Graham Road Property of $267,785, interest income of $2,765, and interest expense of $7,078.976.

Tax Loss Carryforwards

At December 31, 2011, the Company had tax net operating loss (NOL) carryforwards of approximately $42,797,815 available to offset future taxable income. These NOL carryforwards expire twenty years from the year in which the losses were incurred or at various intervals through fiscal 2031.

Summary of Operations

The Company had net loss of $4,652,311 or ($1.18) per common share for the three months ended September 30, 2012, compared to net loss of $5,611,655 or ($1.42) per common share for the quarter ended September 30, 2011. With the opening of the Casino, the Company had operating income of $1,043,936 compared to operating loss for the same period in 2011 of $1,830,101.

For the nine months ended September 30, 2012, the Company had a loss of $11,435,178 or $2.92 a share. This compares to $11,987,159 for the same period in 2011. The Company had an operating income of $1,397,313 for the nine months ended September 30, 2012, compared to an operating loss of $5,044,089. The Company had preopening expenses of $2,581,188 for the nine months ended September 30, 2012, and many of those expenses will only be incurred one time.

The Company began Casino operations on January 23, 2012 or just seven months after the first construction permit was granted. In addition to the Casino opening and building a database of players with the players club VIVA card we have experienced great success with the card room which is located on the casino floor.

The goal is to achieve greater awareness of the new Casino Miami Jai-Alai on the various entertainment options, such as poker, slots, dominos, boxing, concerts and of course jai-alai.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents at September 30, 2012 was $4,910,140, compared to $50,763,705 during the nine months ended September 30, 2011. During 2011, the Company was doing construction at the jai-alai preparing to open Casino Miami Jai-Alai. At September 30, 2012, the Company had a negative working capital of $90,235,055. The Company is in default of the Credit Agreement, and therefore the $83,770,862 note was moved to current liabilities. On August 9, 2012 the company received an acceleration of demand on the $87 million dollar loan. (See Item 5 and the June 30, 2012 Exhibits 99.1 and 99.2.)

During the nine months ended September 30, 2012, net cash used in Company's operating activities was $20,028,026, compared to $20,322,986 during the nine months ended September 30, 2011. The Company had an increase in accounts receivable of $154,062 during the third quarter 2012. Accounts Payable and Accrued Expenses saw a decrease of $13,706,150 during the nine months ended September 30, 2012, compared to a decrease of $3,270,085 during the same period in 2011. The Company had accrued the $3,550,000 PAC payment which was due ten days from when the casino was complete, and the Company paid the $3,550,000 on February 3, 2012. The Company is amortizing the financing costs and loan points over the life of the loan, which is five years. The Company has continued to pay down their accrued payables and expenses. The Company's continuing operating expenses consist principally of office expenses, general and administrative expenses, and costs associated with the Casino, Jai-Alai, Cardroom, and ITW operations.

During the nine months ended September 30, 2012, cash used in investing activities was $8,777,563 for the nine months ended September 30, 2012, compared to cash used in investing activities of $8,766,118 for the nine months ended September 30, 2011. The increase is primarily due to increased expenditures for property and equipment at Casino Miami Jai-Alai.

During the nine months ended September 30, 2012, cash used in financing activities was $3,581,947 compared to cash provided by financing activities of $79,104,192 during the same period in 2011. During the third quarter 2012, the Company repaid debt on the Miami-Dade loans and on July 25, 2012 there was a $3,229,127 principal paydown on the $87,000,000 loan from the amounts on deposit in the completion reserve account and interest reserve account. This compares to the third quarter 2011, the Company received $83,520,000 from the ABC Funding Loan and, $1,000,000 from AGS.

The Company leases totalizator equipment from Sportech, a number of slot machines that are not available for purchase, copiers, golf carts, copiers, telephone system and other equipment. Totalizator rental expense and other equipment rental under operating leases for the cost was $228,637 for the nine months ended September 30, 2012. The Company leases a number of slot machines that are not available for purchase. During the nine months ended September 30, 2012, the Company had $2,216,485 in gaming equipment lease.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Under SEC regulations, the information called for by this item is not required because the Company is a smaller reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures . Based on the evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting . There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.  Legal Proceedings .

Summer Jai Alai Partners and West Flagler Associates, Ltd. v. Florida Gaming Centers, Inc., Miami-Dade County, Florida Circuit Court Case # 12-16315 CA 42.

 On April 30, 2012, Florida Gaming Centers, Inc. (“Florida Gaming”) was served with a summons and complaint (the “Complaint”) from Summer Jai Alai Partners (“Summer Partners”) and West Flagler Associates, Ltd. (“West Flagler”) (collectively, “Plaintiffs”).  The Complaint was filed in the 11th Judicial Circuit Court in and for Miami-Dade County, Florida on April 25, 2012.  The Complaint alleges that Plaintiffs hold valid pari-mutual wagering permits with the State of Florida that allow them to conduct jai alai games between May 1 and November 30 of each state fiscal year.  Plaintiffs allege that on September 30, 2010, Summer Partners and Florida Gaming entered into a lease agreement wherein Florida Gaming is obligated to allow Summer Partners to conduct a single jai alai match on or before September 30, 2012.  Plaintiffs allege that West Flagler, as Summer Partners’ general partner and pursuant to an April 17, 2012 sublease between the Plaintiffs, is entitled to exercise this alleged right.  Plaintiffs seek a declaration from the Miami-Dade County Circuit Court that Florida Gaming is required to recognize the alleged sublease between the plaintiffs and that West Flagler is entitled to conduct one jai alai game before September 30, 2012, and awarding attorney’s fees and costs. On May 21, 2012 the Company served a motion to dismiss the complaint. A full settlement was thereafter reached. The Company anticipates the case will be dismissed with prejudice based on the settlement within the coming weeks.

Florida Gaming Centers vs  FDBPR and South Florida Racing Association, LLC

On June 30, 2010, W. Flagler and Florida Gaming Centers filed a constitutional challenge regarding the enactment of changes to Florida Statutes in Chapter 551 that purport to enable the expansion of slot machine games in Miami Dade County to the site of Hialeah Park.  The Statutory Amendment conflicts with the Constitutional Provision, Article X, Section 23 in numerous ways.  The Leon County Circuit Court held the statute to be valid and that decision is presently on appeal to the Florida First District Court of Appeal.  On October 6, 2011, a state appeals court upheld the ruling for Hialeah Park to have a casino with Las Vegas style slot machines.  On April 27, 2012 t he Florida Supreme Court refused to take up a case challenging their legality. The Company continues to evaluate its options regarding this matter.

ABC Funding, LLC v. Florida Gaming Centers, Florida Gaming Corp., et al., Miami-Dade County, Florida Circuit Court Case # 12-35064 CA 58.

On September 5, 2012, ABC Funding, LLC (“ABC”) brought suit against Florida Gaming Centers (“Centers”) and Florida Gaming Corp. (“Corp.”) alleging that Centers and Corp. are in default under an April 25, 2011 Credit Agreement entered into between them and ABC. ABC also named as defendants multiple other alleged creditors of Centers and Corp., all of whom ABC contends Center and Corp. owe money, in order to prioritize ABC’s alleged debt over the claimed debts of the other defendants.

In the suit, ABC alleges that certain defaults Centers and Corp. are claimed to have committed entitle ABC to foreclose upon the assets of Centers and Corp. The lawsuit contains the following counts: Breach of the Credit Agreement, Breach of Guaranty, Mortgage Foreclosure, Foreclosure of Security Interests and seeks the Appointment of a Receiver to run Casino Miami Jai Alai. On November 2, 2012, the court entered an order appointing David Jonas as Temporary Receiver in charge of Casino Miami Jai Alai’s operations. A hearing on whether to make Mr. Jonas the receiver during the pendency of the remainder of the suit is set for November 27, 2012.

On October 31, 2012, Centers and Corp. filed a counter-claim against ABC for breach of the Credit Agreement, breach of the implied covenant of good faith and fair dealing, aiding and abetting the breach of a fiduciary duty and fraud in the inducement Centers and Corp. also filed third party complaints against Innovation Capital, LLC (“Innovation”); James Freeland; Matthew Sodl; Steven Rittvo; Kevin Schieble; Summit Partners, LP; and Summit Master Company, LLC. The causes of action asserted against those entities and individuals are as follows: breach of fiduciary duty against Innovation, Sodl, Rittvo and Schieble; aiding and abetting the breach of a fiduciary duty against Freeland, Summit Partners, LP and Summit Masters Company, LLC; fraud in the inducement against Innovation, Freeland, Summit Partners, LP and Summit Masters Company, LLC; civil conspiracy against Innovation, Freeland, Summit Partners, LP and Summit Masters Company, LLC; breach of contract against Summit Partners, LP; and breach of the implied covenant of good faith and fair dealing against Summit Partners, LP. The counter-defendants and third party defendants have yet to respond to these allegations.

ABC Funding, LLC v. Florida Gaming Centers and Florida Gaming Corp., St. Lucie, Florida Circuit Court Case #: 56-2012-CA-003525 AXXXHC.

On September 5, 2012, ABC Funding, LLC (“ABC”) brought suit against Florida Gaming Centers (“Centers”) and Florida Gaming Corp. (“Corp.”) in St. Lucie County, Florida, where Ft. Pierce Jai Alai is located, alleging that Centers and Corp. are in default under an April 25, 2011 Credit Agreement entered into between them and ABC. ABC alleges certain defaults entitle ABC to foreclose upon the assets of Centers and Corp. The lawsuit contains the following counts: Breach of the Credit Agreement, Breach of Guaranty, Mortgage Foreclosure, Foreclosure of Security Interests and seeks the Appointment of a Receiver to run Casino Miami Jai Alai.

On October 31, 2012, Centers and Corp. filed a counter-claim against ABC for breach of the Credit Agreement, breach of the implied covenant of good faith and fair dealing, aiding and abetting the breach of a fiduciary duty and fraud in the inducement Centers and Corp. also filed third party complaints against Innovation Capital, LLC (“Innovation”); James Freeland; Matthew Sodl; Steven Rittvo; Kevin Schieble; Summit Partners, LP; and Summit Master Company, LLC. The causes of action asserted against those entities and individuals are as follows: breach of fiduciary duty against Innovation, Sodl, Rittvo and Schieble; aiding and abetting the breach of a fiduciary duty against Freeland, Summit Partners, LP and Summit Masters Company, LLC; fraud in the inducement against Innovation, Freeland, Summit Partners, LP and Summit Masters Company, LLC; civil conspiracy against Innovation, Freeland, Summit Partners, LP and Summit Masters Company, LLC; breach of contract against Summit Partners, LP; and breach of the implied covenant of good faith and fair dealing against Summit Partners, LP. The counter-defendants and third party defendants have yet to respond to these allegations.

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

Item 1 a) — Risk Factors

Not required for smaller reporting companies

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 — Defaults upon Senior Securities

As of September 30, 2012, the Company has accrued but not paid dividends on their four classes of Preferred Stock:

The Company owes the following amounts on their Preferred Stock:

Preferred A:	$94,018
Preferred AA:	$1,400,000
Preferred B:	$61,990
Preferred F:	$461,703

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

The foregoing description of the Credit Agreement is qualified in its entirety by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 25, 2011. The foregoing descriptions of the Letter Agreement and the Notice are qualified in their entirety by reference to Exhibits 99.1 and 99.2 to the June 30, 2012 Quarterly Report on Form 10-Q.

Item 6.	Exhibits List and Reports on Form 8-K

3.1	Registrant’s Third Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 28, 2005, filed as reference 3.1 to the Registrant’s 2004 10-KSB, is incorporated herein by reference as Exhibit 3.1.
3.2	Registrant’s By-Laws as amended to date filed as Exhibit 3.5 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1998 are incorporated herein by reference as Exhibit 3.2.
4.1	Warrant Agreement, dated as of April 25, 2011, by and among Florida Gaming Corporation and the holders named therein, filed as reference 4.1 to Registrant’s 8-K filed April 27, 2011, is incorporated herein by reference as Exhibit 4.1.
4.2	Warrant Agreement, dated as of April 25, 2011, by and among Florida Gaming Centers, Inc., Florida Gaming Corporation as Guarantor and the holders named therein, filed as reference 4.2 to Registrant’s 8-K filed April 27, 2011incorporated herein by reference as Exhibit 4.2.
4.3	Registration Rights Agreement, dated as of April 25, 2011, by and among Florida Gaming Corporation and the holders named therein, filed as reference 4.3 to Registrant’s 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 4.3.

10.1	Credit Agreement, dated as of April 25, 2011, by and among Florida Gaming Centers, Inc., Florida Gaming Corporation, the lenders party thereto, and ABC Funding, LLC as Administrative Agent, filed as reference 10.1 to Registrant’s 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 10.1.
10.2	Modification Agreement, dated as of April 25, 2011 by and between Solomon O. Howell and James W. Stuckert and Florida Gaming Corporation, filed as reference 10.2 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.2.
10.3	Modification, Assignment and Assumption Agreement, dated as of April 25, 2011, by and among Freedom Holding, Inc., Florida Gaming Centers, Inc., and Florida Gaming Corporation, filed as reference 10.3 to Registrant’s 8-K filed April 27, 2011incorporated herein by reference as Exhibit 10.3.
10.4	Modification, Assignment and Assumption Agreement, dated as of April 25, 2011, by and among Andrea S. Neiman, Florida Gaming Centers, Inc., and Florida Gaming Corporation, filed as reference 10.4 to Registrant’s 8-K filed April 27, 2011 incorporated herein by reference as Exhibit 10.4.
10.5	Florida Gaming Corporation Promissory Note, dated as of April 25, 2011, in the amount of $1,905,000, filed as reference 10.5 to Registrant’s 8-K filed April 27, 2011 incorporated herein by reference as Exhibit 10.5.
10.6	Freedom Pledge Agreement, dated as of April 25, 2011, by and among William B. Collett, William B. Collett, Jr., Hurd Family Partnership, L.P. and ABC Funding, LLC. (Included as Exhibit H to Exhibit 10.1), filed as reference 10.1 to 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 10.6.
10.7	Employment Agreement, dated as of April 25, 2011, between Florida Gaming Centers, Inc. and W. Bennett Collett, Jr. filed as reference 10.7 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.7.
10.8	Employee Bonus Compensation Restriction Agreement, dated as of April 25, 2011, by and between W. Bennett Collett, Jr. and ABC Funding, LLC, filed as reference 10.8 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.8.
10.9	Employment Agreement, dated as of April 25, 2011, by and between Florida Gaming Centers, Inc. and Daniel J. Licciardi, filed as reference 10.9 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.9.
10.10	Consulting Agreement, dated as of April 25, 2011 by and between Freedom Financial Corporation and Florida Gaming Corporation (Included as Exhibit K to Exhibit 10.1), filed as reference 10.1 to Registrant‘s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.10.
10.13	Stock Subscription Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.5 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.13.
10.14	Stockholders Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.6 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.14.
10.15	Warrant Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.7 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.15.
10.16	Settlement Agreement as to Parcel No. 155 and Parcel No. 155TCE, dated February 3, 2009, by and between the Registrant and the County, filed as Exhibit 10.1 on Registrant’s Form 8-K dated April 6, 2009, and is incorporated herein by reference as Exhibit 10.16.
10.17	Promissory Note, entered into by the Registrant, the County and City National Bank of Florida on April 2, 2009, filed as Exhibit 10.2 on Registrant’s Form 8-K dated April 6, 2009 and is incorporated herein by reference as Exhibit 10.17.
10.18	Mortgage and Security Agreement, entered into by the Registrant, the County and City National Bank of Florida on April 6, 2009, filed as Exhibit 10.3 on Registrant’s Form 8-K dated April 6, 2009 and is incorporated herein by reference as Exhibit 10.18.
10.19	Registrant’s Amended and Restated Loan Agreement between Florida Gaming Centers, Inc. City National Bank of Florida, and Freedom Financial Corp, dated October 31, 2005, was filed as reference 10.9 to Registrant’s 2005 10-KSB, herein incorporated by reference as Exhibit 10.19.
10.20	Promissory Note, entered into by the Registrant, the County and City National Bank of Florida on June 16, 2011, was filed as reference 10.20 to Registrant’s June 30, 2011 10-Q, and is incorporated herein by reference as Exhibit 10.20.
10.21	Mortgage and Security Agreement, entered into by the Registrant, the County and City National Bank of Florida on April 6, 2009, was filed as reference 10.21 to Registrant’s June 30, 2011 10-Q, and is incorporated herein by reference as Exhibit 10.21.
10.23	Warrant Agreement entered into between the Registrant and Nurmi Properties, dated December 11, 2009, was filed as Exhibit 10.18 to an 8-k filed December 17, 2009 and is incorporated herein by reference as Exhibit 10.23.

10.30	Partnership Purchase Interest Agreement, dated October 14, 2010, filed as Exhibit10.30 to Registrant’s 10-Q dated November, 15, 2010 is incorporated herein by reference as Exhibit 10.30.
10.31	Assignment of Interest Agreement, between Florida Gaming Centers and W. Flagler Associates, dated October 14,2010, filed as Exhibit 10.31 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.31.
10.32	Assumption Agreement, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit10.32 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.32.
10.33	Escrow Agreement, between Mintzer Sarowitz Zeris Ledva & Meyers LLP, Florida Gaming Centers and West Flagler, dated October 14, 2010, filed as Exhibit10.33 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.33.
10.34	Legal opinion, dated October 14, 2010, filed as Exhibit10.34 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.34.
10.35	Legal opinion of seller, dated October 14, 2010, filed as Exhibit 10.35 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.35.
10.36	Secretary’s Certificate, dated October 14, 2010, filed as Exhibit10.36 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.36.
10.37	Sellers Certificate, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit 10.37 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.37.
10.38	Sellers Release, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit10.38 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.38.
10.39	Notice of Acceleration of Obligations, issued on August 9, 2012 filed as Exhibit 99.1 to the registrants June 30, 2012 10-Q, is incorporated herein by reference as Exhibit 10.39 .
10.40	Notice of Acceleration of Obligations, issued on August 9, 2012 filed as Exhibit 99.2 to the registrants June 30, 2012 10-Q, is incorporated herein by reference as Exhibit 10.40 .
14.0	Registrant’s Code of Ethics adopted by the Board of Directors on May 16, 2003, filed as Exhibit 14 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 14.0.
21.0	List of Registrant’s Subsidiaries as of December 31, 2004, filed as Exhibit 21 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 21.0.
31.1	Certification by Registrant’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
31.2	Certification by Registrant’s Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
32.1	Certification by Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.
99.1	Engagement Letter between Florida Gaming Centers, Inc. and David Jonas is attached hereto
101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (b) our Consolidated Statements of Operations for the Three and Nine months ended September 30, 2012 and 2011, (c) our Consolidated Statements of Cash Flows for the Nine months ended September 30, 2012 and 2011 and (d) the Notes to such Consolidated Financial Statements.

101.INS* 101.SCH*	XBRL Instance Document XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

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

 (b) Form 8-K

Registrant filed a Form 8-k report on September 11, 2012, reporting ABC Funding seeks to enforce the Guaranty and to foreclose on the collateral secured by the St. Lucie mortgage, the Pledge Agreement and the Trust Assignment.

Registrant filed a Form 8-k report on October 1, 2012, appointing David S. Jonas, the Chief Restructuring Officer of Florida Gaming Centers.

Registrant filed a Form 8-k report on October 24, 2012, stating the board of directors of Florida Gaming Centers, Inc. terminated the engagement of David S. Jonas as Centers’ Chief Restructuring Officer.

Registrant filed a Form 8-k report on November 8, 2012 appointing David Jonas as Temporary Receiver for certain real and personal property owned by Florida Gaming Centers. The appointment was made effective as of October 25, 2012, and the Court scheduled a hearing for November 27, 2012 to consider whether Mr. Jonas should be appointed as receiver through the pendency of the litigation.

FLORIDA GAMING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION
(Registrant)

Date: November 14, 2012	By:	/s/ W. B. Collett, Jr.
W.B. Collett, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2012	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer
(principal financial officer) (principal accounting officer)

