Form 10-K
period 2012-12-31
FLORIDA GAMING CORP
filed 2013-04-16
CIK 312065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒        ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 30, 2012 was approximately $2,348,559 (based on the last sale price for shares of the Registrant’s common stock). Shares of common stock held by each executive officer, director and holder of 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates.

The number of shares of the registrant's common stock outstanding as of April 1, 2013 - 4,037,293 shares.

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated. Any forward-looking statements you read in this Form 10-K or the documents incorporated herein by reference reflect our current views with respect to future events nd are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should specifically consider the factors identified in this Form 10-K included under the caption “Risk Factors,” or in the documents incorporated by reference in this Form 10-K which could cause actual results to differ materially from those indicated by the forward-looking statements. In light of the foregoing risks and uncertainties, you should not unduly rely on such forward-looking statements when deciding whether to buy, sell or hold any of our securities. We disclaim any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances or otherwise.

References to “we”, “us”, “our”, “the registrant”, “Florida Gaming ” and “the Company” in this annual report on Form 10K shall mean or refer to Florida Gaming Corporation, unless the context in which those words are used would indicate a different meaning.

Item 1. Business

Overview

On January 23, 2012, the company opened Casino Miami Jai-Alai in Miami, Florida. Miami Jai-Alai added a 40,000 square foot state of the art casino with 1,058 Class III slot machines, an expanded poker room, electronic blackjack, roulette, dominoes, live shows such as concerts and boxing, a new restaurant and three full-service bars, including one that will feature live music. The Company also operates a fronton in Ft. Pierce, FL and an inactive Jai-Alai pari-mutuel permit for Hillsborough County (Tampa), Florida. The Company's business at this time consists primarily of its operations at the frontons, which include casino gaming, card rooms, live jai-alai performances, inter-track pari-mutuel wagering ("ITW") on jai-alai, horse racing (both thoroughbred and harness) and dog racing, and the sale of food and alcoholic beverages. The Fort Pierce location provides seasonal live jai-alai, inter-track wagering on interstate simulcasting of horse racing, dog racing, and jai-alai from various tracks and frontons in the United States and within the State of Florida. Jai-alai games are played live and simulcast year round from the Miami facility via satellite to pari-mutuel wagering locations in Florida, Connecticut, Rhode Island, as well as locations in Mexico, Central America, and Austria. Poker and dominoes are played at the Miami Jai-Alai Crystal Card Room and poker is played at the Ft. Pierce card room.

Our Company

Florida Gaming Corporation (“FGC” or the “Company”), was incorporated in the state of Delaware in 1976 as Lexicon Corporation (“Lexicon”). In 1993, Lexicon sold 699,480 shares of common stock to Freedom Financial Corporation ("Freedom") and a new board of directors was elected, and present management assumed control of Lexicon. The acquisition of the Ft. Pierce Fronton (“Ft. Pierce”) was consummated in February, 1994 following receipt of the approval from the Florida Department of Business Regulation on that date. Following the purchase of Ft. Pierce, the Company changed its name to Florida Gaming Corporation on March 17, 1994. On January 1, 1997, the Company purchased the Jai-Alai Facilities at Ocala, Tampa, and Miami, Florida. The Company also entered into the real estate development business in 1997. On January 23, 2012, the Company opened Casino Miami Jai-Alai. The Company’s stock is traded on the over-the-counter bulletin board under the stock symbol “FGMG”. The Company’s principal place of business and executive offices are located at 3500 N.W. 37th Avenue, Miami, FL 33142.

On September 4, 1998, the Company sold the Tampa Jai-Alai property. The sale did not include the Company's gaming permit which remains available for future use in Hillsborough County, Florida. On July 31, 2000, the Company sold the Ocala Jai-Alai location.

Sale of Florida Gaming Centers

On November 25, 2012, the Board of Directors of the Company unanimously approved the Company’s sale of its wholly owned subsidiary, Florida Gaming Centers, Inc. (“Centers”).  The Company entered into a Stock Purchase Agreement (the “SPA”) for the sale of Centers to Silvermark LLC (“Silvermark”) for $115 million plus the assumption of certain liabilities of Centers associated with two mortgages held by Miami-Dade County. Centers is the owner and operator of Casino Miami Jai-Alai in Miami, FL and Ft. Pierce Jai-Alai located in Ft. Pierce, FL. Both facilities offer poker and inter-track pari-mutuel wagering, and Casino Miami Jai-Alai also has slot machines. Centers constitutes the Company’s only operating asset. (For complete details on the sale of Centers, please refer to DEF 14A filed January 31, 2013)

Silvermark will assume Centers’ post-closing obligations under a Settlement Agreement with Miami-Dade County, Florida pertaining to a parking lot that is adjacent to Centers’ Miami facility which is subject to notes and mortgages totaling approximately $15 million. The $115 million cash purchase price, which is subject to adjustment as described in the SPA, will be used to fund the repayment of Centers’ other outstanding indebtness, including but not limited to approximately $87 million credit facility and other debt totaling approximately $10.5 million. Additionally, $7.5 million of the purchase price will be held in escrow for up to three years to indemnify Silvermark LLC against obligations of the Company after the closing. The Company expects to use any net cash proceeds from the transaction, after the repurchase of warrants for 35% of Centers’ equity held by lenders under Centers’ credit facility and the debt reduction described above, to pay transaction-related expenses and for other purposes.

The proposed transaction was approved by the Company’s stockholders on February 25, 2013, and must be approved by customary regulatory approvals, including Silvermark’s receipt of a Florida gaming license, and other customary regulatory and closing conditions. The transaction is also conditioned on Centers’ receipt of an order from the court in the Company’s ongoing litigation in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida either (i) approving of Centers’ entry into the transaction or (ii) ruling that the court’s approval of Centers’ entry into the transaction is not required.

The Company’s stockholders are not expected to receive any consideration upon the consummation of the transaction. In general, at closing, proceeds from the transaction will be used to pay transaction-related expenses and to service the Company’s outstanding indebtedness. $7.5 million of the purchase price will be placed in escrow for up to three years to indemnify Silvermark against obligations of the Company after the closing. Pursuant to the Indemnification Escrow Agreement, the escrow agent will release $70,000 per month to the Company as long as there are no outstanding claims for indemnification or outstanding Excluded Liabilities or Excluded Litigation with unspecified Losses or Potential Losses or until the escrow amount reaches $5,000,000. If the Company receives the $70,000 monthly payment, management expects to use those proceeds to continue operations during the escrow period and for payment of ongoing expenses including: legal, accounting, public company expenses, and operational expenses, such as rent, utilities, and salaries.

The transaction is expected to be completed by April 30, 2013. The Company intends to disclose further information pertaining to this transaction, as required or appropriate, in the future.

For complete details on the sale of Centers, please refer to DEF 14A filed January 31, 2013 and See Note L.

Notice of Acceleration of all Obligations and a Note of Demand on Credit Party Guaranty

On July 25, 2012, there was a $3,229,127 principal pay down from the amounts on deposit in the completion reserve account and interest reserve account. The principal balance owed on the note was reduced to $83,770,862. On July 31, 2012, the Company was required to make a $2,362,408 principal payment. The Company did not make the required principal payment on July 31, 2012, and on August 9, 2012, the Company and Centers, received a Notice of Acceleration of all Obligation and a Note of Demand on Credit Party Guaranty. (See Legal Proceedings and exhibits 99.1 and 99.2 attached to the June 30, 2012 10-q)

On September 5, 2012 two complaints were filed against the Company, Centers, and Tara Club Estates, Inc. In its complaint filed in the Circuit Court of the Nineteenth Judicial District in and for St. Lucie County, Florida, ABC Funding seeks to enforce the Guaranty and to foreclose on the collateral secured by the St. Lucie mortgage, the Pledge Agreement and the Trust Assignment. (For more information please refer to Form 8-K dated September 5, 2012.)

On September 25, 2012, David S. Jonas, age 51, was appointed the Chief Restructuring Officer of Centers pursuant to an Engagement Letter between Mr. Jonas and Centers. Mr. Jonas was appointed as Chief Restructuring Officer following the Company’s and Centers’ receipt on August 9, 2012 of notice of acceleration of indebtedness outstanding under its Credit Agreement with certain lenders and also foreclosure actions against the Company and Centers that were filed on September 5, 2012 by such lenders. The notice of acceleration was reported in the Company’s Form 10-Q for the period ending June 30, 2012. In his position as Chief Restructuring Officer, Mr. Jonas was responsible for and had control over the day-to-day operations of Centers. Until such time as the Company’s lenders exercise warrants to purchase shares of Centers common stock that were issued in connection with the Credit Agreement, Centers’ board of directors has the right to terminate Mr. Jonas at will. After those warrants are exercised, Mr. Jonas’ position may be terminated by either party upon giving 60 days written notice. (For more information please refer to Form 8-K dated September 25, 2012.)

On October 18, 2012, ABC Funding, LLC, on behalf of certain of Centers’ lenders, filed motions requesting the immediate appointment of David S. Jonas as receiver to take operational control of Centers. ABC Funding filed the motions as Administrative Agent for the lenders under Centers’ primary credit facility, alleging that the appointment of a receiver is necessary to protect certain property that was pledged to the lenders under the credit facility. The motions further allege that: Centers is unable to manage its contractual obligations appropriately and to protect the collateral of its secured creditors; Centers is incapable of adhering to the corporate structure by which it and the Company are required to operate; Centers’ funds have been misappropriated and misallocated; and, the assets that are available to repay the loan are in danger of being dissipated in violation of the credit facility loan documents. The motions were filed in connection with lawsuits previously filed by ABC Funding in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida and in the Nineteenth Judicial District in and for St. Lucie County, Florida that were reported by the Company on its Form 8-K dated September 5, 2012 and that are described in greater detail below. (For more information please refer to Form 8-K dated October 18, 2012)

In its complaints, ABC Funding alleged numerous defaults and other violations of the credit agreement and other loan documents against the Company and Centers. ABC Funding is seeking: (i) an award of damages in excess of $84,000,000 against Centers for breach of the credit agreement; (ii) enforcement of the Guaranty against the Company, including an award of damages in excess of $84,000,000; (iii) to foreclose on the collateral secured by the Miami mortgage, the St. Lucie mortgage, the Pledge Agreement and the Trust Assignment, including, certain real property owned by Centers and the Land Trust in Miami-Dade County, Florida and in St. Lucie, Florida; and (iv) the appointment of a receiver.

On October 19, 2012, the board of directors terminated the engagement of David S. Jonas as Centers’ Chief Restructuring Officer.

On November 2, 2012, the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (the “Court”) entered an order appointing David Jonas as Temporary Receiver for certain real and personal property owned by Centers, the wholly-owned subsidiary, and primary operating asset, of the Company. The appointment was made effective as of October 25, 2012, and the Court scheduled a hearing for November 27, 2012 to consider whether Mr. Jonas should be appointed as receiver through the pendency of the litigation. (For more information please refer to Form 8-k dated November 2, 2012.)

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

Acquisition & Development of Company

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

Summer Jai-Alai: Florida Gaming Centers, Inc. (“Centers”) held a 21% interest in Summer Jai-Alai (“SJA”), a Florida general partnership formed in 1980 with three other pari-mutuel permit holders for the purpose of conducting pari-mutuel jai-alai operations at the Miami Jai-Alai fronton. On October 14, 2010, Centers sold to West Flagler Associates, Ltd. (“Flagler”) all of Centers’ interest in the Summer Jai-Alai Partnership (“Summer”) for a total purchase price of $2,501,583. (See Note J)

The sale consisted of its entire 21% ownership of the total issued and outstanding partnership interest in Summer, including any and all rights, title, and interest that Centers maintained in Summer’s gaming permit (the “Summer Permit”). The Summer Permit enabled Summer to conduct pari-mutuel wagering during the period beginning May 1st and ending November 30th (the “Summer Season”) of each year at the Facility in accordance with the following agreements between Centers and Summer: 1) an Amended and Restated Permit Use Agreement dated September 30, 2010; 2) a Lease Agreement dated September 30, 2010; and 3) a Memorandum of Lease dated September 30, 2010.

The Amended and Restated Permit Use Agreement (“APUA”) dated September 30, 2010 requires Centers to perform management services at the Facility during the term of the APUA. Centers must conduct the minimum number of performances required by Florida law for the Summer Permit to be authorized to conduct pari-mutuel, intertrack wagering, and cardroom operations, but not more than 115% of the minimum required performances, subject to annual adjustment agreed upon by the two parties. All revenue of any type produced and all costs, expenses, and liabilities incurred from the Summer operations that specifically occur at the Facility during the APUA’s term belongs entirely to Centers. In the event Summer obtains authorization and a license under the Summer Permit to conduct cardroom operations at a location other than the Facility, Summer must remit to Centers 4.00% of Summer’s weekly gross cardroom receipts to supplement prizes paid in connection with live jai alai games conducted at the Facility.

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

Additionally, Summer has the option to unilaterally terminate the APUA at any time by giving Centers 30 days notice of such termination. The Lease Agreement and Memorandum of Lease both dated September 30, 2010 outline terms for Summer to lease the Facility from Centers during the Summer Seasons. The Lease Agreement and Memorandum have the same term as the APUA, including the unilateral option of Summer to terminate the lease with notice. Rent owed by Summer to Centers equals the product of $7,500 multiplied by the number of jai alai performances held during the period. Rent is capped at 115% of the minimum number of performances required under Florida law. During the year ended December 31, 2012, the Company received $520,000 compared to $705,000 in 2011.

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

Development of Slot Machines On January 29, 2008, residents of Miami-Dade County passed a referendum that would allow Miami Jai-Alai, and two other pari-mutuel facilities in Miami-Dade County to install up to 2,000 slot machines. On January 23, 2012, the company opened Casino Miami Jai-Alai in Miami, Florida. Miami Jai-Alai added a 40,000 square foot state of the art casino with 1,058 Class III slot machines, an expanded poker room, electronic blackjack, roulette, dominoes, live shows such as concerts and boxing, a new restaurant and three full-service bars, including one that will feature live music. The facility has approximately 1,500 surface parking spaces.

On April 28, 2010, the Governor of Florida signed SB 622, Chapter 2009-170, Laws of Florida which became effective on July 1, 2010. Under Florida Slot Law, the Company will be able to operate under the following provisions:

•	Casino Miami Jai-Alai may be open 365 days per year, up to 18 hrs per weekday, and 24 hrs on the weekend and certain holidays
•	Maximum number of machines is 2,000
•	$2,000,000 yearly license fee
•	35% tax rate of net slot machine revenue
•	ATM’S are permitted at the facility but not on the gaming floor
•	You must be 21 years old to play

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

Distribution Methods

The Company uses radio, including live remote broadcasts, television, website, facebook, newspapers, roadside billboards, and magazines to promote activities at the jai-alai locations.

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

Dependence on one or a few major vendors

The company depends on Sportech, successor to Scientific Games Corp. a leading supplier of pari-mutuel wagering systems. Sportech provides the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data in a secure manner. The Company relies on the totalizator’s computer systems to ensure the integrity of the wagering process. If Sportech did not keep their technology up to date, this could affect the security of wagering, and limit our ability to serve our customers. The Company also depends on Ballys Technologies, a leading supplier of slot gaming systems, to provide the computer systems that accumulate wagers, calculate payoffs and display wagering data accurately and in a secure manner. If Ballys failed to properly maintain their computer systems and software, it could affect the security of wagering and the Company’s ability to serve its customers.

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

Florida Legislative Changes

On April 28, 2010 the Governor of Florida signed SB 622, which became effective on July 1, 2010. In accordance with SB 622 legislation, the annual license fee was reduced to $2.0 million on July 1, 2011 and on July 1, 2010 the tax rate decreased from 50% to 35%. Miami Jai-Alai will be able to operate up to 2,000 machines, we currently operate 1,058 machines, have ATM machines at the facility, and hours of operation during the week are 18 hrs a day and 24 hours a day on weekends and certain holidays. Under SB 622, the Seminole tribe would gain the exclusive right to have blackjack and other table games at three Broward County casinos and two others in Imokalee and Tampa. All seven tribal casinos also would be able to keep operating Las Vegas-style slot machines.

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

Required Number of Live Jai-Alai Performances. In order to qualify to offer ITW, a fronton must offer a "full schedule" of live races per year. A "full schedule" of jai-alai means the operation of at least 40 live evening or matinee performances during a year. In this context, a live performance must consist of no fewer than 8 games conducted live for each of a minimum of three performances per week at the permit-holder's facility. The Company anticipates offering the required 40 live performances on an annual basis at the Ft. Pierce facility and the required number at the Miami facility in order to conform with all requirements of the State of Florida and any contractual obligations.

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

For the years 2001 through 2012, Miami had unused credits totaling $2,352,201 and Summer Jai-Alai had $1,220,208 unused Credits available for recovery.

2.	Breaks Tax: Jai-alai permit-holders must pay a tax equal to the "breaks." The "breaks" are that portion of each pari-mutuel pool, computed by rounding down to the nearest multiple of $.10, which is not redistributed to the contributors or withheld by the permit-holder as takeout (commission). Breaks tax amounts may be retained, however, by the jai-alai permit-holder for special prize awards.

3.	Admission Tax: In addition to a sales tax of 6%, counties can add a discretionary sales tax, the Frontons must pay an admission tax equal to 15% of the entrance fee or 10 cents, whichever is greater, for any person attending a jai-alai game.

4.	Daily License Fee: Effective July 1, 1994, the daily license fee of $80 per game paid by jai-alai frontons was reduced to $40 per game. The amendments adopted in the 1994 Regular Session provide, however, that should an amendment to the Florida Constitution be adopted that would permit casino gaming at pari-mutuels such as the Frontons, the fee would return to $80 per jai-alai game; no such amendment has been passed.

5.	Jai-Alai Tournament of Champions: The amendments adopted in the 1994 Regular Session create a special jai-alai meet called the "Jai-Alai Tournament of Champions Meet" (the "Tournament"). The Tournament, which may be held only once a year and for no longer than four performances over four days, permits permit-holders selected to participate in the Tournament to do so even though they would not otherwise be authorized to conduct a meet at such time. In addition, the participants do not have to pay any taxes on Handle for performances during the Tournament and may apply any credit they receive, up to $150,000 aggregated between all participants, to supplement awards for the performance conducted during the Tournament as well as to taxes otherwise due and payable by them to the State of Florida.

Research & Development

The Company has had no charges for research and development.

Costs to be compliant with environmental laws

It is not anticipated that the Company will have any environmental costs as a result of non-compliance with environmental laws at any of our properties.

Employees

As of December 31, 2012, the company had approximately 163 part-time employees and 322 full time employees. There were 36 jai-alai players under contract. The Company believes that its present employee relations with its jai-alai players, some of whom belong to the International Jai-Alai Players Association/U.A.W., and the Company's relations with other employees are satisfactory.

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

Risk of Foreclosure. On July 25, 2012, there was a $3,229,127 principal pay down from the amounts on deposit in the completion reserve account and interest reserve account. The principal balance owed on the note was reduced to $83,770,862. On July 31, 2012, the Company was required to make a $2,362,408 principal payment. The Company did not make the required principal payment on July 31, 2012, and on August 9, 2012, the Company and Centers, received a Notice of Acceleration of all Obligation and a Note of Demand on Credit Party Guaranty. In its complaints, ABC Funding alleged numerous defaults and other violations of the credit agreement and other loan documents against the Company and Centers. ABC Funding is seeking: (i) an award of damages in excess of $84,000,000 against Centers for breach of the credit agreement; (ii) enforcement of the Guaranty against the Company, including an award of damages in excess of $84,000,000; (iii) to foreclose on the collateral secured by the Miami mortgage, the St. Lucie mortgage, the Pledge Agreement and the Trust Assignment, including, certain real property owned by Centers and the Land Trust in Miami-Dade County, Florida and in St. Lucie, Florida; and (iv) the appointment of a receiver. (See Item 3. Legal Proceedings and see Exhibits 99.1 and 99.2 attached to the June 30, 2012 10-q)

Potential Changes in Legislation and Regulation of Operations. Gaming operations exist at the discretion of the state of Florida. Certain aspects of the gaming operations are also subject to federal statutes or regulations. All pari-mutuel wagering operations are contingent upon continued governmental approval of those operations as forms of legalized gaming. Legislation to limit or prohibit gaming (pari-mutuel or non-pari-mutuel) may be introduced in the future. Any restriction on or prohibition of gaming operations could have a material, adverse impact on the results of operations. In addition, the approval process for any expansion of gaming operations into alternative gaming, such as video lottery terminals can be time-consuming and costly, and there is no assurance of success. The Company will continue to seek legal authority to offer alternative gaming at our frontons where alternative gaming is not currently permitted.

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

For further information please see Form 8-K filed April 27, 2011, Exhibit 10.9.

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

Risks associated with unforeseen legal proceedings.     We are defendants in various lawsuits relating to matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of these matters and, in general, litigation can be expensive and time consuming. We may not be successful in the defense or prosecution of our current or future legal proceedings, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.

Insurance coverage.       The company renews the insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage. The Company might elect higher deductibles and affect our financial condition if there was an insurance claim.

Slot Machines. A large portion of our revenues are attributed to the new casino. The Company offers the most popular and up-to-date slot machines games and the latest technology to our customers. The slot machine manufacturers require lease arrangements instead of allowing the Company to purchase the machine. A lease agreement is often more expensive over the long-term than purchasing the machine. If these machines do not produce the additional revenue needed to offset the additional expense, it could adversely affect our profitability.

Risks Associated with Substantial Debt. The company has increased vulnerability with the amount of debt the Company is carrying. The Company received a notice of acceleration of all obligations and a note of demand on credit party guaranty. This is the ABC Funding loan that lists Ft. Pierce Jai-Alai and Casino Miami Jai-Alai as collateral. (See Item 3. Legal proceedings)

Any of the above listed factors could have a material adverse effect on our business, financial condition and results of operations. In addition, we may incur substantial additional indebtedness in the future, including to fund acquisitions. The terms of our existing indebtedness do not, and any future debt may not, fully prohibit us from doing so. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Other Risks. Many other risks beyond the control could seriously disrupt operations, including:

·	The effect of global economic conditions;

·	The effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties;

·	The economic environment;

·	The financial performance of the slots and jai-alai operations;

·	Costs associated with the efforts in support of alternative gaming initiatives.

Item 1b. Unresolved Staff Comments

None.

Item 2. Description of Property.

Set forth below is a brief description of the Frontons	Number	Size of	Number of	Number of
	Of	Building	Gaming	Slot
Location	Acres	Sq.Ft.	Seats	Machines

Ft. Pierce	37.00	80,000	2,150
Miami	21.00	210,000	2,100	1,050
Totals	58.00	290,000	4,250	1,050

The Company's Miami fronton, near Miami International Airport, was built in 1926 and was most recently remodeled in 2011. In addition to its jai-alai auditorium, the Company expanded the Miami Jai-Alai during 2011 by adding a 40,000 square foot state of the art casino. The Company added 1,058 Class III slot machines, expanded the poker room, offers electronic blackjack, roulette, dominoes, and will now feature live shows such as concerts and boxing. The Company opened a new restaurant and now has three full-service bars, including one that will feature live music. Casino Miami Jai-Alai currently has 24 poker tables and 4 domino tables. In addition to its jai-alai auditorium, the fronton has a restaurant overlooking the jai-alai court, that at the present time is used only for special occasions. Parking facilities at the Miami fronton accommodate approximately1,500 cars.

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

In the suit, ABC alleges that certain defaults Centers and Corp. are claimed to have committed entitle ABC to foreclose upon the assets of Centers and Corp. The lawsuit contains the following counts: Breach of the Credit Agreement, Breach of Guaranty, Mortgage Foreclosure, Foreclosure of Security Interests and seeks the Appointment of a Receiver to run Casino Miami Jai Alai. On November 2, 2012, the court entered an order appointing David Jonas as Temporary Receiver in charge of Casino Miami Jai Alai’s operations, and the court later named Mr. Jonas as the receiver for the pendency of the suit.

On October 31, 2012, Centers and Corp. filed a counter-claim against ABC for breach of the Credit Agreement, breach of the implied covenant of good faith and fair dealing, aiding and abetting the breach of a fiduciary duty and fraud in the inducement Centers and Corp. also filed third party complaints against Innovation Capital, LLC (“Innovation”); James Freeland; Matthew Sodl; Steven Rittvo; Kevin Schieble; Summit Partners, LP; and Summit Master Company, LLC. The causes of action asserted against those entities and individuals are as follows: breach of fiduciary duty against Innovation, Sodl, Rittvo and Schieble; aiding and abetting the breach of a fiduciary duty against Freeland, Summit Partners, LP and Summit Masters Company, LLC; fraud in the inducement against Innovation, Freeland, Summit Partners, LP and Summit Masters Company, LLC; civil conspiracy against Innovation, Freeland, Summit Partners, LP and Summit Masters Company, LLC; breach of contract against Summit Partners, LP; and breach of the implied covenant of good faith and fair dealing against Summit Partners, LP. On February 20, 2013, Centers and Corp. filed an amended counterclaim against ABC alleging the same causes of action. ABC has yet to respond to that suit. On February 11, 2013, the court dismissed without prejudice the third party complaint and on that same day, Centers and Corp. filed a separate lawsuit against Innovation; James Freeland; Matthew Sodl; Steven Rittvo; Kevin Schieble; Summit Partners, LP; and Summit Master Company, LLC alleging similar causes of action to those set forth in the third party complaint.

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

On October 31, 2012, Centers and Corp. filed a counter-claim against ABC for breach of the Credit Agreement, breach of the implied covenant of good faith and fair dealing, aiding and abetting the breach of a fiduciary duty and fraud in the inducement Centers and Corp. also filed third party complaints against Innovation Capital, LLC (“Innovation”); James Freeland; Matthew Sodl; Steven Rittvo; Kevin Schieble; Summit Partners, LP; and Summit Master Company, LLC. The causes of action asserted against those entities and individuals are as follows: breach of fiduciary duty against Innovation, Sodl, Rittvo and Schieble; aiding and abetting the breach of a fiduciary duty against Freeland, Summit Partners, LP and Summit Masters Company, LLC; fraud in the inducement against Innovation, Freeland, Summit Partners, LP and Summit Masters Company, LLC; civil conspiracy against Innovation, Freeland, Summit Partners, LP and Summit Masters Company, LLC; breach of contract against Summit Partners, LP; and breach of the implied covenant of good faith and fair dealing against Summit Partners, LP. Centers and Corp. anticipate that they will amend the counterclaim against ABC and dismiss without prejudice the third party complaint, as the same causes of action are currently pending in Miami-Dade County.

Florida Gaming Centers and Florida Gaming Corp. v. Innovation; James Freeland; Matthew Sodl; Steven Rittvo; Kevin Schieble; Summit Partners, LP; and Summit Master Company, LLC; Miami-Dade County, Florida Circuit Court Case #: 13-5105 CA 31

On February 11, 2013, Florida Gaming Centers (“Centers”) and Florida Gaming Corp. (“Corp.”) sued Innovation Capital, LLC (“Innovation”); James Freeland; Matthew Sodl; Steven Rittvo; Kevin Schieble; Summit Partners, LP; and Summit Master Company, LLC. The complaint contains six counts: Count I for breach of fiduciary duty against Innovation; Count II for breach of fiduciary duty against Sodl, Rittvo and Schieble; Count III for aiding and abetting a breach of fiduciary duty against Freeland, Summit Partner, LP and Summit Masters Company, LLC; Count IV for fraud in the inducement against Innovation; Count V for fraud in the inducement against Freeland, Summit Partners, LP and Summit Master Company, LLC; and Count IV for civil conspiracy against Innovation, Freeland, Summit Partners, LP and Summit Master Company, LLC. The claims arise out of the defendants’ conduct in negotiating and inducing Centers and Corp. to sign the April 25, 2011 Credit Agreement with ABC Funding, LLC. The defendants have not yet been served with the summons and complaint.

Coby Jacobs v. Florida Gaming Corporation, W. Bennett Collett, W. Bennett Collett, Jr., George Galloway, Jr., William Haddon, Florida Gaming Centers and Silvermark, LLC; Miami-Dade County, Florida Circuit Court Case #: 12-48014 CA 21.

On December 11, 2012, Jacobs, a shareholder of Florida Gaming Corp. (“Corp”), filed a class action suit alleging W. Bennett Collett, W. Bennett Collett, Jr., George Galloway, Jr., and William Haddon (deceased), as directors of Corp., breached their fiduciary duties with respect to entering into a Stock Purchase Agreement with Silvermark, LLC. The suit also alleged Florida Gaming Centers, Corp. and Silvermark, LLC aided and abetted these breaches. The Defendants denied all allegations of wrongdoing and moved to dismiss the complaint. No class was certified, and the suit has since been resolved and the parties. expect an order of dismissal to be entered in the near future.

Herbert Silverberg v. W. Bennett Collett, W. Bennett Collett, Jr., George Galloway, Jr., Freedom Holding, Inc. Silvermark, LLC and Florida Gaming Corporation (Nominal Defendant); Delaware Court of Chancery Case #: 8292-VCN

On February 8, 2013, Silverberg, a shareholder of Florida Gaming Corp. (“Corp.”), filed suit alleging W. Bennett Collett, W. Bennett Collett, Jr., and George Galloway, Jr., as directors of Corp., breached their fiduciary duties with respect to entering into a Stock Purchase Agreement with Silvermark, LLC and wasted corporate assets. The suit also alleged Silvermark, LLC aided and abetted these breaches. The suit also alleges Corp. failed to hold an annual meeting. The Defendants have not yet responded to the suit but deny all allegations of wrongdoing and intend to vigorously defend the suit.

Other Suits

The Company is a defendant in certain other suits which are deemed to be routine litigation in the ordinary course of business. The Company believes that the ultimate resolution of the suits will not have a material adverse impact on the Company's financial position or its results of operations.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Common Stock was traded on the NASDAQ SmallCap Market under the trading symbol "BETS" until August 21, 1998, at which time it was delisted. The Common Stock traded on the pink sheets from August 22, 1998 until July 28, 1999. On July 29, 1999 the Common Stock began trading on the Over the Counter - Bulletin Board under the trading symbol “BETS”. On January 28, 2003, the trading symbol was changed to “FGMG”. The bid prices reflect inter dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The table shows the high and low bid prices for the years 2012 and 2011.

2012	High	Low

For the Quarter Ended:
March 31	5.00	3.00
June 30	3.85	1.50
September 30	1.80	.55
December 31.75		.08

2011	High	Low

For the Quarter Ended:
March 31	4.25	1.70
June 30	7.49	2.75
September 30	5.47	2.50
December 31	5.25	1.10

***********************

As of December 31, 2012, the Company had approximately 1,449 holders of record of its Common Stock.

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

Persons who may be deemed “affiliates” of the Company or who acquired the shares in a transaction exempt from registration under the U. S. Securities and Exchange Act (“the “Securities Act”) hold approximately 1,423,369 shares (“Restricted Shares”) of the 4,037,293 shares of Common Stock outstanding as of March 30, 2012, which may only be sold in the public market if such shares are registered under the Securities Act or sold in accordance with Rule 144 promulgated under the Securities Act. Holding, the holder of 1,325,869 Restricted Shares, has demand registration rights for its shares. As of January 6, 2011, Holding has pledged all 1,325,869 shares of common stock and 1,000 shares of Preferred F stock to a bank to secure a loan. All of the restricted shares have been held for over six months and are thus available for sale in the public market, subject to the volume and other limitations of Rule 144.

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

The Company has four issues of Convertible Preferred Stock outstanding as of December 31, 2012. Preferred A, Preferred AA, Preferred B, and Preferred F. A complete description and summary of the Convertible Preferred Stock is set forth in the financial statements Note B - Preferred Stock.

Equity Compensation Plan Information

December 31, 2012

Number of
Securities
	Number		Remaining
	of securities	Weighted-	available for
	to be issued	Average	future issuance
	Upon	Exercise	under equity
	Exercise of	Price	compensation
	Outstanding	Of	Plans
	options,	Outstanding	(excluding
	Warrants,	options,	Securities
Plan	And	Warrants	reflected in
Category	Rights	and rights	column (a)

Equity compensation plans not approved by security holders	846,250	$8.15	892,750

Total	846,250		892,750

Master Stock Option Plan:

On July 9, 2012, the Company’s Board of Directors adopted the Fourth Amended and Restated Master Stock Option Plan (the “Fourth Master Plan”). The Fourth Master Plan incorporates previous amendments to the Company’s 2006 Third Amended and Restated Master Stock Option Plan, attached as Exhibit 99.1 to the Company’s Form S-8 (File No. 333-103654) filed August 23, 2006, providing for the extension, re-pricing and limited transfer of stock options issued under the Fourth Master Plan. (For more information see Form 8-K filed July 13, 2012)

The Fourth Amended and Restated Master Stock Option Plan (the "Plan") is a nonqualified stock option plan, created for the benefit of the Company employees, the employees of its subsidiaries, non-employee directors of the Company or subsidiaries, other directors and officers of the Company or subsidiaries, and advisors and consultants who provide bona fide valuable services to the Company or subsidiaries. This Plan provides for grants of nonqualified stock options (options that do NOT constitute incentive stock options under the Code) and of restricted stock.

2012 Non-Qualified Stock Option Plan

The Company's Fourth Amended and Restated Stock Option Plan provides that the Company adopts this compensation program for (i) certain key employees to, among other things, (a) increase the profitability and growth of the Company; (b) provide competitive executive compensation while obtaining the benefits of tax deferral; (c) attract and retain exceptional personnel and encourage excellence in the performance of individual responsibilities; and (d) motivate key employees to contribute to the Company's success; (ii) non-employee directors to, among other things, attract and retain persons of outstanding ability to serve as directors of the Company; (iii) directors and officers to, among other things, motivate such persons to contribute to the Company's success by increasing the profitability and growth of the Company and to assist the Company to attract and retain qualified directors and officers; and (iv) advisors and consultants of the Company to wholly or partially compensate such advisors and consultants for providing bona fide valuable services to the Company. (See Note C)

The 2012 Plan may be administered by the Compensation Committee of the Board or such other committee appointed by the Board which shall consist of two or more members of the board, each of whom is both an “outside director” and a “non-employee director”. If the Compensation Committee does not consist of two or more members all of whom are “outside directors” and “non-employee directors,” then Committee means the full board.

The fair market value of a share of Stock on such date determined by such methods or procedures as may be established from time to time by the Committee. If the Stock is listed on any established stock exchange or a national market system, Fair Market Value shall be the closing selling price for a share of Stock as quoted on such exchange or system for such date or, if there is no closing selling price for the Stock on the date in question, the closing selling price for a share of Stock on the last preceding date for which such quotation exists. If the Stock is traded on an exchange or market in which prices are reported in terms of bid and asked prices, Fair Market Value shall be the mean between the high bid and low asked prices for a share on the last market trading day prior to the date as of which value is determined. If the Stock is not publicly traded on an established securities market, Fair Market Value shall be determined in good faith by the Committee by reasonable application of a reasonable valuation method, considering any and all information that the Committee deems relevant, consistent with Code Section 409A and the Treasury Regulations promulgated thereunder and considering each of the factors required to be included under those rules.

Termination of Service shall be deemed to have occurred with respect to an Employee at the close of business on the last day on which an Employee is carried as an active employee on the records of the Company and all subsidiaries, except as otherwise provided in an Award Agreement or in this definition. Termination of Service with respect to a Non-Employee Director means the last day on which such individual serves as a director of the Company or a subsidiary.

The number of shares of Stock covered by each outstanding Award, and the number of shares of Stock that have been authorized for issuance under the Plan but as to which no Awards have yet been granted or that have been returned to the Plan upon cancellation or expiration of an Award, as well as the price per share of Stock covered by each such outstanding Option, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Stock resulting from a stock split, reverse stock split, stock dividend, combination, recapitalization or reclassification of the Stock, or any other increase or decrease in the number of issued shares of Stock effected without receipt of consideration by the Company; provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration." Such adjustment shall be made by the Committee, whose determination in that respect shall be final, binding and conclusive.

 In the event of the proposed dissolution or liquidation of the Company, the Board shall notify each holder of an outstanding Option at least 15 days prior to such proposed action. To the extent it has not been previously exercised, an Option will terminate immediately prior to the consummation of such proposed action.

 No Option shall be transferable by a Participant otherwise than by will or the laws of descent and distribution, and an Option shall be exercisable, during the Participant's lifetime, only by the Participant (or, in the event of the Participant's legal incapacity or incompetency, the Participant's guardian or legal representative). Notwithstanding the foregoing, if specifically provided in the Award Agreement, Options may be transferred by a Participant to a Permitted Transferee. Any attempted sale, transfer, pledge, exchange, hypothecation or other disposition of an Award not specifically permitted by the Plan or the Award Agreement shall be null and void and without effect. For purposes of the Plan, "Permitted Transferee" means (i) a member of a Participant's immediate family, (ii) any person sharing the Participant's household (other than a tenant or employee of the Participant), (iii) trusts in which a person listed in (i) or (ii) above has more than 50% of the beneficial interest, (iv) a foundation in which the Participant or a person listed in (i) or (ii) above controls the management of assets, (v) any other entity in which the Participant or a person listed in (i) or (ii) above owns more than 50% of the voting interests, provided that in the case of the preceding clauses (i) through (v), no consideration is provided for the transfer, and (vi) any transferee permitted under applicable securities and tax laws as determined by counsel to the Company. In determining whether a person is a "Permitted Transferee," immediate family members shall include a Participant's child, stepchild, grandchild, parent, stepparent, grandparent, spouse, former spouse, sibling, niece, nephew, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, including adoptive relationships.

 To exercise an Option, the Participant or the other person(s) entitled to exercise the Option shall give written notice of exercise to the Treasurer of the Company, specifying the number of full shares to be purchased. Such notice shall be accompanied by payment in full for the Stock being purchased plus required withholding tax as provided in Section 12, (i) in cash; (ii) if permitted by the Committee, in its sole discretion, payment in full or in part may be made in the form of Stock owned by the Participant for at least 6 months (based on the Fair Market Value of the Stock on the date the Option is exercised) evidenced by negotiable Stock certificates registered either in the sole name of the Participant or the names of the Participant and spouse; (iii) if the Participant received Options due to service as an Employee, director or officer, by electing that the Company withhold shares that would otherwise be issued on exercise of the Option in payment of the purchase price, or if so limited in the Award Agreement, solely in payment of required withholding taxes; or (iv) in any combination of the forgoing permitted methods with respect to a particular Option. No shares of Stock shall be issued unless the Participant has fully complied with the provisions of this Section.

There are 826,250 options outstanding, and 20,000 warrants. On July 9, 2012, the Company extended all 826,250 options that were issued in July 2006. Of the 826,250 options, 362,500 were set to expire July 10, 2012 and 463,750 were set to expire July 11, 2012. All 826,250 options had an exercise price of $8.25 per share. The Company extended these options with an expiration date of March 31, 2017 and an exercise price of $8.25 per share. The Company recorded a $94,254 expense for the extension of these options during the year 2012 (See Note C), compared to $84,703 expense for extending the options in 2011. The expense was calculated using the following assumptions:

	July 11, 2012	July 11, 2011
Risk Free Rate of Return	.63%	.17%
Expected Forfeitures	50.0%	50.0%
Expected Volatility	66.3%	62.9%
Expected Term	4.8	1
Expected Dividends	None	None

At December 31, 2012, the Company had the following options and warrants outstanding:

Grantee	Number of Options or Warrants	Expiration	Grant Price	Fair Value of Stock on Grant Date
Key Employees	33,000	3/31/2017	8.25	1.50
Freedom Holding	706,000	3/31/2017	8.25	1.50
Executive Employees	31,000	3/31/2017	8.25	1.50
Sheila Mitchell	10,000	3/31/2017	8.25	1.50
Directors	46,250	3/31/2017	8.25	1.50
James Stuckert	20,000	6/26/2013	8.25	4.50

On April 25, 2011, the Company entered into a Credit Agreement (See Note H) and at the closing, the Lenders received warrants (See Note C), with a $0.01 exercise price, currently equal to 35% (the “Base Percentage”) of the stock in Centers and such percentage may increase depending on the number of slot machines that may become operational at a competing facility in the future.  The Base Percentage shall increase by one one-hundredth percent (0.01%), up to a maximum of 10.0%, for each slot machine made available for gaming at Hialeah Park Race Track at any time while the Centers Warrants are outstanding (the “Hialeah Increase”).  Centers may have the ability to reduce the Hialeah Increase by up to one-half, depending on actual financial performance in the future exceeding certain thresholds, by paying the Lenders an aggregate of $500,000 for each percentage point it wishes to deduct from the Hialeah Increase.  Centers is obligated to make an offer to repurchase the Centers Warrants upon the occurrence of any Trigger Event, which is defined to include the following: (a) the maturity date of the Term Loan; (b) the date upon which the Term Loan is repaid in full (the “Repayment Date”); (c) upon a change of control in Centers; (d) upon the commencement of bankruptcy proceedings (or any similar action or insolvency event) by Centers; and (e) if the maturity date of the Term Loan or the Repayment Date occurs prior to the fifth anniversary of the opening date of The Casino at Miami Jai-Alai (the “Opening Date”), then each anniversary of the Opening Date occurring after the Repayment Date and on or prior to the fifth anniversary of the Opening Date.

In addition, at the closing, the Lenders received warrants in the Company currently equal to 30.0% of its fully diluted common equity ownership. The Company Warrants have a $25 exercise price; however, if (i) the Lenders’ construction consultant determines that Centers will need to access any amount of a $3.0 million completion guarantee (thus representing that the Project is “Out of Balance”), which has been funded by the Term Loan, to complete the Project on time and on budget and (ii) the Company and Centers have not raised new equity to replace the $3.0 million completion guarantee and thereby cancel the Company Warrants at anytime from the closing until 30 days after the Project is determined to be Out of Balance, the Company Warrants shall become exercisable at $0.01. If the Company is successful at raising new equity to replace the completion guarantee, the $3.0 million shall be used to prepay the Term Loan at par upon receipt of such proceeds. Similarly, if the Company is able to complete the Project on time without going Out of Balance, the completion guarantee will be canceled upon the Opening Date and the $3.0 million shall be used to prepay the Term Loan at par and the Company Warrants cancelled. The Company never received notification that the loan was Out of Balance, and therefore considers the Company warrants cancelled.

The Company did not account for the Centers warrants at the time of issuance because there were too many contingencies on the warrants becoming exercisable for either Centers or the Company. Centers is not publicly traded and at the time the potential value of the warrants could not be determined. The Credit Agreement requires that once a trigger event occurs, the Company will have to hire an arbitrator and calculate the value of the company, the debt owed, and the value of the warrants. The Company is in the process of selling to Centers, and the Company valued the warrants of Centers of $4,403,666. That figure was derived by taking 35% of the Net cash proceeds from sale transaction of $12,581,902. There are many factors in the computation of that figure that are subject to change. The warrant expense has been accrued in the attached financial statements. (Refer to Form DEF14A filed January 31, 2013 and See Note L) (A copy of the Credit Agreement, the Centers Warrant Agreement, the Company Warrant Agreement and the Registration Rights Agreement are included as Exhibits 10.1, 4.1, 4.2 and 4.3, respectively, to the April 25, 2011 Form 8-K.)

Item 6. Select Financial Data.

Under SEC regulations, the information called for by this item is not required because the Company is a smaller reporting Company.

Item 7. Management's Discussion and Analysis or Plan of Operation.

You should read the following discussion together with the financial statements, including the related notes and the other financial information in this Form 10-K.

On November 25, 2012, the Board of Directors of the Company unanimously approved the Company’s sale of its wholly owned subsidiary, Centers. The shareholders approved the sale of Centers on February 25, 2013. Centers constitutes the Company’s only operating asset. See Note L regarding the sale of Centers and for the results of discontinued operations. (For complete details on the sale of Centers, please refer to DEF 14A filed January 31, 2013)

COMPARISON DEFINITION

The following analysis of handle, revenues, operating expenses and general & administrative expenses in this part of the report compares figures for the twelve months ended December 31, 2012 to figures for the twelve months ended December 31, 2011, for the Miami and Ft. Pierce pari-mutuel facilities, and the real estate development.

With the opening of Casino Miami Jai-Alai on January 23, 2012, the Company saw large increases in revenue at the card room and the food, beverage and other areas. The pari-mutuel revenue declined because of not offering as many performances and an overall decline in the attendance at jai-alai.

Fiscal Year 2012 Compared with Fiscal Year 2011

Handle

For the twelve months ended December 31,	2012	2011	Variance	%Variance
Live Jai-Alai	$6,727,986	$8,343,517	1,615,531	-19%
ITW-Host	6,075,359	8,677,541	2,602,182	-30%
Total Pari-Mutual Handle	$12,803,345	$17,021,058	4,217,713	-25%

Handle (total amount wagered) declined as the pari-mutuel revenue declined. During the year ended December 31, 2012, pari-mutuel revenue declined 22%.

Revenue

Casino revenue

For the twelve months ended December 31,	2012	2011	Variance	% Variance
Casino	$59,629,976	$-	$59,629,976	100%
Promotional credits	(6,390,194)	-	(6,390,194)	100%
	$53,239,782	-	$53,239,782	100%
State gaming tax	(18,537,114)	-	(18,537,114)	100%
City/county tax	(1,588,896)	-	(1,588,896)	100%
Net casino revenue	$33,113,772	$-	$33,113,772	100%

Casino Miami Jai-Alai opened January 23, 2012 so there was no comparison for the previous year.

Jai-Alai Mutuel revenue

For the twelve months ended December 31,	2012	2011	Variance	% Variance
Miami	$3,262,162	$4,421,323	$(1,159,161)	-26%
Ft. Pierce	82,371	13,776	68,595	498%
	$3,344,533	$4,435,099	$(1,090,566)	-25%
Less state pari-mutuel taxes	(570,475)	(733,516)	(163,041)	-22%
Less simulcast guest commissions	(760,319)	(1,126,740)	366,421	-33%
Net pari-mutuel	$2,013,739	$2,574,843	$(561,104)	-22%

Miami saw a decrease in pari-mutuel revenue for the twelve months ended December 31, 2012. The Company is offering fewer performances and totally eliminated Saturday performances at Miami. With the opening of the Casino the Company is offering entertainment functions on Saturdays. The Company may add more performance as a guest site at the Miami location in the future. If the Company does add more performances that would enhance ITW in the future.

Ft. Pierce saw an increase in pari-mutuel revenue because of offering simulcast wagering on horses and greyhounds compared to just greyhounds in 2011.

Cardroom revenue

For the twelve months ended December 31,	2012	2011	Variance	% Variance
Miami Cardroom	$4,432,980	$133,990	$4,298,990	3,208%
Ft. Pierce Cardroom	2,631,357	3,140,128	(508,771)	-16
	$7,064,337	$3,274,118	$3,790,219	116%
Less state taxes	(767,230)	(359,210)	408,020	113%
Net cardroom	$6,297,107	$2,914,908	$3,382,199	116%

The Miami cardroom closed March 27, 2011 due to the construction at the facility. With the opening of the casino in January,

2012, the Company moved the Cardroom closer to the casino floor which resulted in an increase in the Miami Cardroom. Ft.

Pierce saw a significant decrease because of fewer patrons.

Inter Track Mutuel Commisions

For the twelve months ended December 31,	2012	2011	Variance	% Variance
Miami	$415,169	$401,414	$13,755	3%
Ft. Pierce	895,977	642,821	253,156	39%
	$1,311,146	$1,044,235	$266,911	26%

Inter Track Mutuel Commissions are the monies the Company receives for taking other tracks signals, and includes commissions associated with out of state facilities. Ft. Pierce saw an increase due to adding additional tracks in 2012 that were not offered in 2011.

Other revenue

For the twelve months ended December 31,	2012	2011	Variance	% Variance
Miami	$2,304,103	$911,543	$1,392,560	153%
Ft. Pierce	415,744	313,475	102,269	33
	$2,719,847	$1,225,018	$1,494,829	122%

Other revenue consists of the concession stands, bars, programs, lottery commission, ATM commissions, rental income, and misc. revenue. The casino has definitely had an impact on the food, beverage and other revenue in Miami. The casino has brought additional patrons to the bars and concession stands. Ft. Pierce did see an increase during the year ended December 31, 2012 because of offering simulcast wagering on horses. The Company leases common area costs to W. Flagler at Miami, capped at 115% of the minimum number of performances required by Florida Statutes. The Company received $520,000 for the year ended December 31, 2012 compared to $705,000 for the year ended December 31, 2011.

Operating Expense

For the twelve months ended December 31,	2012	2011	Variance	Variance
Payroll and related costs	$16,495,007	$7,824,270	$8,670,737	111%
Amortization of state license fees	4,156,250	-	4,156,250	100%
Rent	3,523,161	735,911	2,787,250	379%
Depreciation and amortization	3,485,321	456,246	3,029,075	664%
Advertising and promotions	2,689,705	244,356	2,445,349	1001%
Utilities	1,035,952	415,599	620,353	149%
Repair and maintenance	1,576,917	225,902	1,351,015	598%
Food and beverage costs	527,569	377,738	149,831	40%
Programs	-	14,176	(14,176)	-100%
Other	2,979,631	922,167	2,057,464	223%
Operating Expenses	$36,469,513	$11,216,365	$25,253,148	225%

Payroll and related costs

With the opening of the casino, the Company went from 88 full time employees at December 31, 2011, to 322 full time employees at December 31, 2012. The Company also has 163 part time employees, and 36 jai-alai players under contract. This led to an increase in 111% for the year ended December 31, 2012 in payroll and related costs.

Amortization of State License Fees

The Company amortized the $2,750,000 license fees from January through May when we received a new license. The new license cost was $2,250,00 and it is being amortized for a year, the length of the license.

Rent

Rent expenses includes gaming equipment leases, television camera rentals, and property rentals. The gaming equipment alone was $3,179,554 for the year ended December 31, 2012 and -0- in 2011.

Depreciation and Amortization

Depreciation and Amortization saw a large increase with the opening of the casino. One of the largest increase was the depreciation of gaming equipment. The Company had $2,261,301 in depreciation of gaming equipment for the year ended December 31, 2012, compared to -0- for the same period in 2011. The company had deprecation on buildings of $322,353 for the year ended December 31, 2011, compared to $819,144 for the year ended December 31, 2012.

Advertising and Promotion Expenses

Advertising substantially increased with the opening of the Casino. The company has used direct marketing mail, billboard placement, ads in the newspaper, ads on television and radio, and agency fees. During the year ended December 31, 2011 the Company did not have the funds to advertise and did not have a new casino to promote.

Utilities

Utilities overall increased $620,580 (149%) from December 31, 2011 to December 31, 2012. Electricity saw the largest increase of $484,094 from $138,486 for the year ended December 31, 2011 to $622,580 for the year ended December 31, 2012. The opening of the casino on January 23, 2012, caused the large increase in utilities in 2012.

Repair and Maintenance

Repair and maintenance saw a significant increase with the opening of the Casino. The Company added an IT department, marketing department, additional security and additional surveillance in 2012. Repair and maintenance includes contract maintenance charges, cleaning supplies, and equipment maintenance. The Company saw large increases in this area and one of the largest increases was in contract maintenance, $958,639 in 2012 vs $255,739 in 2011.

Food, and beverage

Food and beverage expenses includes costs of sales at the concession stands and the bars, with a 155% increase in food and beverage revenue, costs of sales have substantially increased.

Other

The Company has seen an increase in Other expenses with the opening of the Casino in 2012. Other includes public company costs, office supplies, pre-opening costs, special events, and misc. A few of the significant increases were bank charges of $108,124 in 2012, vs $28,831 in 2011. The Company had recruiting costs in 2012 of $68,020 vs -0- in 2011. Operating supplies were $328,846 in 2012 vs $50,826 in 2011, and security expense was $79,866 during 2012 vs $11,212 in 2011. The Company had special events in 2012 of $111,835 compared to -0- for the same period in 2011.

General & Administrative Expenses

For the 12 months ended December 31,	2012	2011	Variance	% Variance
Executive Payroll	$1,063,531	$702,228	$361,303	51%
Stock Compensation	94,254	84,703	9,551	11%
Director Fees	36,000	48,000	(12,000)	-25%
Management Fees	50,000	195,000	(145,000)	-74%
Telephone & Travel	235,724	258,883	(23,159)	9%
Professional Fees	2,107,962	785,188	1,322,774	168%
Interest & Financing	25,065,003	11,609,235	13,455,768	116%
Property Taxes	1,151,646	328,810	822,836	250%
Insurance	2,247,591	993,608	1,253,983	126%
Total G&A	$32,051,711	$15,005,655	$17,046,056	113%

General and administrative expenses for the year ended December 31, 2012, were $31,882,955 compared to $15,005,655 for the year ended December 31, 2011. With the opening of the Casino on January 23, 2012, the Company saw an increase in expenses in most areas. Included in general and administrative charges were the following:

Executive Payroll

Executive payroll increased during the year ended December 31, 2012 for the comparable period in 2011 due to the hiring of additional personnel along with changes in the present officers roles and functions within the Company. Executive payroll was $1,063,531 for the year ended December 31, 2012 compared to $702,228 for the year ended December 31, 2011. W. B. Collett retired as CEO effective April 25, 2011, and W. B. Collett, Jr. was promoted to CEO and President. On April 25, 2011, Daniel Licciardi, was promoted to Chief Operating Officer. As a result, W. B. Collett, Jr. had a pay increase to $300,000 from $225,000 and Daniel Licciardi, had an increase to $225,000 from $141,300.

Stock Compensation

The Company extended 826,250 stock options which resulted in a charge of $$94,254 compared to extending 362,500 options for a cost of $84,703 for the same period in 2011.

Director Fees

Director fees were $36,000 for the year ended December 31, 2012, compared to $48,000 for the year ended December 31, 2011. One of the directors, William Haddon died in July, 2012, which reduced director fee expense.

Management Consultant

During 2011, the Company had $195,000 in management consultant fees for W. B. Collett, for the first three months in 2011. During 2012, Mr. Collett received two payments of $25,000 each for his consulting work.

Telephone and Travel

Telephone and Travel saw a slight decrease during 2012. Travel decreased with the opening of the Casino.

Professional Fees

Professional fees were $2,107,962 for the year ended December 31, 2012 compared to $785,188 for the year ended December 31, 2011. Professional fees include legal fees, consultants and accountants. A large portion of the increase can be attributed to the Company accruing $750,000 in professional fees for Miami Casino Management (“MCM”) during the year 2012, and $280,000 to Miami Gaming Ventures. The Company will have to pay MCM a termination fee and the Company owes Miami Gaming Ventures $280,000 at the year ended December 31, 2012.

Interest and Financing

Interest and Financing costs have increased due in part to the Company accruing the default interest charges for ABC Funding during 2012, and valuing Centers warrants. The Company accrued an additional $814,976 during the year ended December 31, 2012 in default interest and servicing fees, the company valued the warrants for the sale of Centers at $4,403,666, and the Company paid ABC Funding $16,699,851 during the year ended December 31, 2012., compared to $8,525,864 for the year ended December 31,2011.

Property Taxes

Property taxes increased from $328,810 for the year ended December 31, 2011 to $1,161,646 for the year ended December 31, 2012. The large increase is due to the tangible personal property tax for Miami increasing from $7,000 in 2011 to $682,744 in 2012.

Insurance

Insurance expense was $2,249,169 for the year ended December 31, 2012, compared to $993,608 for the year ended December 31, 2011. With the addition of the casino, the company has higher liability insurance, property insurance, workers comp, etc. The loan and construction also contributed to the significant increase in insurance and the slot tax bond.

Other Income and Expense

Other income for the year ended December 31, 2012, was $369,166 compared to other expense of $3,301,359 for the same period in 2011.

•	There was interest income of $1,000 for the twelve months ended December 31, 2012, compared to $3,019 for the same period in 2011.
•	The State Tax credits on handle and admissions in 2012 were $368,158 compared to $513,403 compared to the same period in 2011.
•	During the twelve months ended December 31, 2011, the Company accrued a Legislative Initiative of $3,550,000 regarding a PAC agreement that was made in 2005 (See Note G ). During the same period in 2011, the Company recorded a loss on the disposal of real estate to H2C of approximately $267,785. The Company owed H2C approximately $357,000 and the Company issued a deed in lieu of foreclosure on the 18.33 acres of unimproved real estate property in St. Lucie County to be in full satisfaction of the debt. (See Note H)

Summary of Operations

The Company had net loss of $22,696,447 or ($5.74) per common share for the twelve months ended December 31, 2012. This compares to a net loss of $21,764,375 or ($5.61) per common share for the comparable period in 2011. With the opening of the Casino, the Company had total operating revenue of $45,455,611 for the year ended December 31, 2012, compared to operating revenue for the same period in 2011 of $7,759,004.

The Company began Casino operations on January 23, 2012, approximately seven months after the first construction permit was granted. In addition to the Casino opening, the goal has been to achieve greater market awareness of the new Casino Miami Jai-Alai. The approach has been and remains building a database with the players club VIVA card, along with various entertainment options such as poker, slots, dominos, boxing, concerts and jai-alai.

Liquidity and Capital Resources

Cash Flows from:	2012	2011	Variance	%
Operating activities	$(20,114,532)	$(11,310,668)	$8,803,864	78%
Investing activities	$(8,692,122)	$(31,198,403)	$(22,506,281)	72%
Financing activities	$(3,631,720)	$79,058,130	$(82,689,850)	104%

The Company had cash and cash equivalents of $4,859,302 at December 31, 2012, compared to $37,297,696 at December 31, 2011. The Company had negative working capital of approximately $98,714,502 during the year ended December 31, 2012, compared to negative working capital of $71,910,509 in 2011. The Company has been in default of the $87,000,000 loan during the period ended December 31, 2012 and December 31, 2011 and is operating as a going concern. (See Note A)

Operating activities

The increase in cash used in operating activities can be attributed to several areas:

•	The Company saw a large increase in depreciation due to the depreciation of gaming equipment $2,249,045 which we did not have in 2011;
•	The Company amortized the gaming license when the Casino opened in January 2012, through May of 2012, then the Company received a new gaming license in May, and it is amortized over a year, the length of the license. Total amortization was $4,156,250 in 2012 vs -0- in 2011;

•	The Company gave value of $4,403,666 to the Centers warrants due to the pending sale of Centers (See Note L );
•	The Company had an increase in amortization of loan costs on the $87,000,000 loan during 2012 vs 2011;
•	During 2011, the Company accrued the $3,550,000 PAC payment which was due ten days from when the casino was complete (See Note G), and the company also accrued $11,029,548 for the slot machines. These amounts were paid in 2012;
•	The Company had a prepaid expense of $844,000 related to the slot license at December 31, 2012.

Investing activities

The decrease in investing is a decrease in purchasing of property, plant and equipment.

•	Most of the equipment was purchased in 2011 for the new casino which opened January 23, 2012. Some of the larger purchases during the year ended December 31, 2011, included the land acquisition, slot machines, computer system, and surveillance equipment ..

Financing activities

•	In 2011, the Company received net proceeds from the Credit Agreement of $84,520,000, and repaid $5,460,251 in debt at the closing of the Credit Agreement. During 2012, the Company repaid principal payments on the ABC funding loan of $3,229,137 plus $402,582 on the Miami Dade property loans (See Note H).

Supplemental Disclosures

•	During 2012, the Company transferred $29,767,905 from the construction work in progress account to property and equipment with the completion of the construction project. The Company also had an increase in property and equipment through an agreement the Company made with Lemark/Construct Design on April 25, 2011. The Company agreed upon substantial completion of the Casino the original principal balance of the note would be increased from $446,000 to $1,000,000, a $554,000 increase. (See Note H)

•	The majority of the interest the Company paid during the year ended December 31, 2012, was to ABC Funding, the Lenders, of $16,699,851 during 2012.

On April 25, 2011, the Company entered into a Credit Agreement that provided for an $87,000,000 loan that matures on April 25, 2016. The loan is currently in default, and the entire principal balance is current, $83,770,862 (See Note H).

The following agreed to extend and subordinate their notes until six months past maturity date of Credit Agreement, which is October 25, 2016. At December 31, 2012, the Company owed the following amounts:

•	Freedom Financial Corp - $2,105,744
•	Freedom Holding - $1,850,162
•	Neiman- $158,956
•	Stuckert/Howell- $1,986,924
•	Florida Lemark - $1,140,568

The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt. The Company determined that the new debt was not different and all thenotes extended were accounted for as debt refinances. (For further information – See Note H)

The Company leases totalizator equipment from Sportech, and a number of slot machines that are not available for purchase from Bally Technologies. The Company also leases copiers, golf carts, copiers, the telephone system and other equipment. Totalizator rental expense and other equipment rental under operating leases for the year was $104,000 for the twelve months ended December 31, 2012, compared to $129,000 for the twelve months ended December 31, 2011. The Company leases a number of slot machines that are not available for purchase. During the twelve months ended December 31, 2012, the Company had $3,381,478 in gaming equipment lease and there were no leases for slot machines during the twelve month period in 2011.

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

(a) Off -Balance Sheet Arrangements

None.

Critical Accounting Estimates

The Company's Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments, and select from a range of possible estimates and assumptions, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, accounts receivable, inventory allowances, asset lives, the recoverability of other long-lived assets, including property and equipment, goodwill and other intangible assets, the realization of deferred income tax assets, remediation, litigation, income tax, valuation of warrants, and other contingencies. The Company bases its estimates and judgments,to varying degrees, on historical experience, advice of external specialists and various other factors it believes to be prudent under the circumstances. Actual results may differ from previously estimated amounts and such estimates, assumptions and judgments are regularly subject to revision.

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

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. Allowance for doubtful accounts totaled -0- for the years ended December 31, 2012 and 2011.

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

In accordance with ASC Topic 360-10-05, the Company periodically provides for losses on its property held for sale. Generally, when events or changes in circumstances indicate that the carrying amount of long-lived assets, including property and equipment and intangible assets, may not be recoverable, the Company undertakes an evaluation of the assets or asset group. If this evaluation indicates that the carrying amount of the asset or asset group is not recoverable, the amount of the impairment would typically be calculated using appraised values of the property. All relevant factors are considered in determining whether an impairment exists. The Company reviews for impairment annually and has found this to be very effective. Provisions for losses totaled $26,069 on property held for sale, for the years ended December 31, 2012 and 2011.

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

The Company's policy for unclaimed winning tickets for the pari-mutuel industry follows the requirements as set forth by the State of Florida. Abandoned tickets are winning tickets that remain uncashed for a period of one year. The value of the abandoned tickets escheat to the state. These funds are deposited into the State School Fund for support and maintenance of Florida's public schools. During 2012, unclaimed winning totaled $103,668 compared to $88,704 for the same period in 2011. The slot machine tickets that are not turned in are only good for thirty days.

The Credit Agreement Lenders received warrants (See Note C), with a $0.01 exercise price, currently equal to 35% of the stock in Centers. Centers is a non-public entity, and these warrants were never valued due to so many contingencies until a trigger event occurred. Centers is obligated to make an offer to repurchase the Centers Warrants upon the occurrence of any Trigger Event, which is defined to include the following: (a) the maturity date of the Term Loan; (b) the date upon which the Term Loan is repaid in full (the “Repayment Date”); (c) upon a change of control in Centers; (d) upon the commencement of bankruptcy proceedings (or any similar action or insolvency event) by Centers; and (e) if the maturity date of the Term Loan or the Repayment Date occurs prior to the fifth anniversary of the opening date of The Casino at Miami Jai-Alai (the “Opening Date”), then each anniversary of the Opening Date occurring after the Repayment Date and on or prior to the fifth anniversary of the Opening Date. With the pending sale of Centers, the Company had to determine a value for the warrants. The warrants were valued at $4,403,666 which is 35% of the anticipated net proceeds from the sale of Centers. The company had to use reasonable estimates on anticipated operating losses, a sprinkler system, and real estate taxes. (See Note L)

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.

Under SEC regulations, the information called for by this item is not required because the Company is a smaller reporting Company.

Item 8.         Financial Statements

List of Financial Statements Filed.

See accompanying Financial Statements:

Balance Sheets as of December 31, 2012 and 2011.

Statements of Income for the years ended December 31, 2012 and 2011.

Statement of Changes in Stockholders' Equity for the two years ended December 31, 2012 and 2011.

Statements of Cash Flows for the years ended December 31, 2012 and 2011.

Notes to Financial Statements.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 2, 2012, the Court entered an order appointing David Jonas as Receiver for Florida Gaming Centers, Inc. (“Centers”), the wholly-owned subsidiary, and primary operating asset, of the Company. Since that date, Centers has operated under the supervision of the Receiver.

On March 18, 2013, the Receiver appointed Morrison, Brown, Argiz & Farra, LLC (“Morrison”) as the new accountants to perform the audit of Centers for its fiscal year ended December 31, 2012. The Receiver did not take action to designate or change the principal accountants of the Company for purposes of financial reports made with the Securities and Exchange Commission. The foregoing actions were taken by the Receiver without participation of the Board of Directors or the Audit Committee of the Company.

King + Company, P.S.C. (“King”) has been the Company’s independent auditor since 1994. In connection with King’s work on the December 31, 2012 audit, the Company, in consultation with King and Morrison, determined that, because Morrison will audit substantially all of the Company’s consolidated revenue and assets in connection with its audit of Centers, Morrison would be the Company’s “principal accountant.”

On March 18, 2013, King delivered a letter to the Company indicating that it would cease its services as the independent accountants for Centers but that it would continue to perform the audit for Florida Gaming Corporation (“Corp”) and its other wholly-owned subsidiary, Tara Club Estates, Inc. In its letter, King also stated that, with the Company’s consent, it would provide professional assistance to Morrison in its audit of Centers.

On March 27, 2013, the Audit Committee and Board of Directors approved Morrison as the auditor of Centers, and as the principal auditors. The Audit Committee and Board of Directors also approved King as the auditors for the Florida Gaming Corporation.

King did not resign, did not decline to stand for re-election, they were not dismissed, and the Company had no disagreements with King on any matters. King remains the auditors for Corp.

Before its appointment as Centers’ auditor, Morrison was previously engaged by Centers on October 12, 2012 to act as an expert witness on Centers’ behalf. Morrison was engaged to review the Company’s lender representation that the Company was not in compliance with its loan covenants and therefore subject to the default interest rate per the loan agreement. Morrison meets the independence requirements of Rule 2-01. Morrison never testified on this matter and was paid $16,144 for such service. Pursuant to Rule 2-01(c)(4)(x) of Regulation S-X, this non-audit service does not impair Morrison’s independence.

Item 9A.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based on the evaluation as of December 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the twelve months ended December 31, 2012, covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of December 31, 2012, the Company maintained effective internal control over financial reporting.

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

Item 9B.       Other Information

Defaults upon Senior Securities

As of December 31, 2012, the Company has accrued but not paid dividends on their four classes of Preferred Stock:

The Company owes the following amounts on their Preferred Stock:

Preferred A: $100,263

Preferred AA: $1,487,500

Preferred B: $ 63,002

Preferred F: $481,703

On July 25, 2012, there was a $3,229,127 principal pay down from the amounts on deposit in the completion reserve account and interest reserve account. The principal balance owed on the note was reduced to $83,770,862. On July 31, 2012, the Company was required to make a $2,362,408 principal payment. The Company did not make the required principal payment on July 31, 2012, and on August 9, 2012, the Company and Centers, received a Notice of Acceleration of all Obligation and a Note of Demand on Credit Party Guaranty. (See Legal Proceedings and exhibits 99.1 and 99.2 attached to the June 30, 2012 10-q)

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth certain information concerning the Company's executive officers and directors at

December 31, 2012:

			Director or
			Executive
Name	Age	Position with the Company	Officer Since

W. Bennett Collett, Jr.	57	CEO, President , and Director	1993

Kimberly R. Tharp	55	Chief Financial Officer, Secretary and Treasurer	2002

Daniel Licciardi	56	Executive Vice-President and Chief Operating Officer	1998

Jennifer Chong	56	Controller	2003

W. Bennett Collett**	80	Chairman	1993

George Galloway, Jr.	79	Director	1994

William Haddon*	81	Director	2001

*William Haddon passed away July 1, 2012

**W. Bennett Collett retired as CEO of Florida Gaming Corporation on April 25, 2011. Mr. Collett has served as Chairman of the Board, Chief Executive Officer and a director of Freedom Financial Corporation (“Freedom”) since its formation in 1985. Freedom was a registered bank holding company until January, 1988 when it sold its banking subsidiaries. Mr. Collett has served as Chairman and director of Freedom Holding, Inc. (“Holding”) since its formation in December 1992. Holding's sole business currently is to hold shares of Florida Gaming Corporation. Collett was involved in the ownership and management of banking and financial service companies for over 30 years, having been a principal officer, and director of ten commercial banks. For 14 years Mr. Collett was a principal shareholder and chief executive officer of various banks and finance companies in Alabama, Arkansas, Georgia, Indiana and Missouri ranging in asset size from $1,000,000 to $500,000,000.

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

Kimberly R. Tharp was elected Chief Financial Officer of the Company in 2002 and still serves in that capacity. She has served Freedom and Florida Gaming since 1995 to present, in various capacities, including Chief Financial Officer, Controller and Secretary.

Daniel Licciardi was elected Exec. Vice-President and Pari-Mutuels Manager in 1998 of Florida Gaming Centers. Mr. Licciard was promoted to Chief Operating Officer on April 25, 2011. Mr. Licciardi was employed at the Miami Jai-Alai when present management took over in 1997. He has overseen the operations at the Miami Jai- Alai for over 20 years.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 per Cent of the Company's Common stock to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports and certain representations furnished to the Company, during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

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

The Audit Committee consisted of Messrs. Haddon, and Galloway, each of whom was an independent director of our company under OTCBB rules as well as under rules adopted by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002. Mr. Haddon passed away in July, 2012 and has not been replaced. The Board of Directors determined that Mr. Galloway qualified as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.

Code of Ethics

The Code of Ethics can be viewed on the Company's website @ www.fla-gaming.com

Item 11.      Executive Compensation

Cash Compensation.

The following table sets forth all cash compensation paid by the Company for the fiscal years ended December 31, 2012 and 2011 for W. Bennett Collett, W. B. Collett, Jr., and Daniel Licciardi.

SUMMARY COMPENSATION TABLE

							Non-
						Non-Equity	Qualified
						Incentive	Deferred	All
						Plan	Compen-	Other
Name of				Stock	Option	Compen-	sation	Compen-
Executive Officer	Year	Salary	Bonus	Awards	Awards	sation	Earnings	Sation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

W. B. Collett*	2012	-0-			-			50,000	50,000
Chairman	2011	195,000			-			17,900	797,900

W. B. Collett, Jr.	2012	300,000						34,063	334,063
CEO & President	2011	275,255			-			50,340	325,595

Daniel Licciardi	2012	224,994			-			6,000	230.994
V. P. & COO	2011	196,411			-			6,000	202,411

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

Concurrent with the closing of the financing under the Credit Agreement, the Board of Directors of the Company implemented a management succession plan to provide leadership for the Company going forward. As part of this plan, W. Bennett Collett, Jr. was promoted to President and Chief Executive Officer of the Company and Centers. and Daniel J. Licciardi was promoted to Chief Operating Officer of the Company and Centers.

As a result of the promotions, both W. B. Collett, Jr. and Daniel Licciardi entered into Employment Contracts and received an increase in salary effective April 1, 2011.

W. Bennett Collett, Jr. entered into an employment agreementwith Centers, which provides for the following: (i) an initial term beginning on March 31, 2011 and ending on December 31, 2016, with automatic 12-month extensions thereafter unless earlier terminated, (ii) an annual base salary of $300,000 and (iii) subject to the discretion of the Board of Directors, an annual bonus beginning in calendar year 2012 not to exceed 50% of the base salary.

In connection with Mr. Licciardi’s promotion, he entered into an employment agreement with Centers, which provides the following: (i) an initial term beginning on March 31, 2011 and ending on December 31, 2016, withautomatic 12-month extensions thereafter unless earlier terminated, (ii) an annual base salary of $225,000 and (iii) subject to the discretion of the Board of Directors, an annual bonus beginning in calendar year 2012 not to exceed 50% of the base salary.

Bonus (d)

The Company did not issue any bonuses during 2012 or 2011.

Option Awards (f)

The Company did not issue any new options during 2012 or 2011.

Other Compensation (I)

W. B. Collett, Jr. had other compensation of $34,063 for the year ended December, 31, 2012, which included $8,190, in repairs made by the Company for personal autos used in Company business, and $25,873 in rental costs. In an effort to reduce travel expenses, the Company rented a fully furnished house near the Ft. Pierce Jai-Alai Fronton for W. B. Collett, Jr. in lieu of paying hotel accommodations.. This compares to other compensation of $50,340 for the year ended December, 31, 2011, which included $14,863 in car payments and repairs made by the Company for personal autos used in Company business and the cost for the house in 2011 was $35,477. The house expenses and automobile expenses were lower during the period ending December 31, 2012, Mr. Collett moved out of the house on September 30, 2012 and the Company no longer pays rental fees, and the Company paid the automobile off in 2011.

Dan Licciardi had other compensation of $6,000 for auto allowance during the years ended December 31, 2012 and December 31, 2011.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2012

Equity
Incentive
									Equity	Plan
				Equity					Incentive	Awards:
				Incentive					Plan	Market or
				Plan					Awards:	Payout
			Number	Awards:					Number of	Value of
	Number		Of	Number of				Market	Unearned	Unearned
	Of		Securities	Securities			Number	Value of	Shares,	Shares,
	Securities		Underlying	Underlying			of Shares	Shares of	Units or	Units or
	Underlying		Unexercised	Unexer-			or units of	Units of	Other	Other
	Unexercised		Options	Cised	Option	Option	Stock That	Stock That	Rights That	Rights
	Options		(#)	Unearned	Exercise	Expira-	Have Not	Have Not	Have Not	That Have
	(#)		Unexercis-	Options	Price	tion	Vested	Vested	Vested	Not Vested
Name	Exercisable		Able	(#)	($)	Date	($)	($)	(#)	($)
(a)	(b)		©	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Freedom Holding*
W. B. Collett	298,000	(1)			8.25	3/31/2017
Chairman

Freedom Holding*
W. B. Collett, Jr.	83,000	(1)			8.25	3/31/2017
President & CEO

Kimberly Tharp	4,125				8.25	3/31/2017
CFO,Treas & Sec

Daniel Licciardi	24,625				8.25	3/31/2017
Ex Vice-Pres.
& Pari Mutels Mgr

Jennifer Chong	2,250				8.25	3/31/2017
Controller

(1) W.B. Collett and W.B. Collett, Jr. transferred 726,000 options to Freedom Holding, Inc. on March 11, 2008, 20,000 of those options have since expired. W. B. Collett transferred 528,000 options, and W.B. Collett, Jr. transferred 198,000 options. W. B. Collett owns 85.09% of Freedom Holding, Inc. and W. B. Collett, Jr. owns 9.21% of Freedom Holding, Inc. (See Item 13.)

*There were no new options issued during the years ended December 31, 2012, and December 31, 2011. On July 9, 2012, the Company extended 362,500 options that were to expire on July 11, 2011 and 463,750 options that were to expire on July 10, 2012, all were extended until March 31, 2017. The Company recorded a cost of $94,254 to record the extension. This compared to 362,500 option that were extended in 2011 for one year. The Company recorded a cost of of $84,703 for the extension during 2011.

Daniel Licciardi was issued 17,500 options on July 10, 2006, completely vested by July 1, 2007. The Company extended these 17,500 options from July 11, 2012 to March 31, 2017.

Kimberly Tharp was issued 4,125 options on July 10, 2006 with an expiration of July 10, 2012. These options were extended on July 9, 2012 with an expiration date of March 31, 2017.

Jennifer Chong was issued 2,250 options on July 10, 2006 with an expiration of July 10, 2012. These options were extended on July 9, 2012 with an expiration date of March 31, 2017.

Director Compensation

The Company currently pays its non-management director, Dr. George W. Galloway, Jr., a monthly fee of $2,000. The director fees were accrued but not paid for the twelve months ended December 31, 2012 and December 31, 2011. W. Bennett Collett, and W. B. Collett, Jr. are also directors, but receive no directors fees.

DIRECTOR COMPENSATION

				Non-	Change in
				Equity	Pension
				Incentive	Value and
				Plan	Nonqualified	All other
	Fees Earned or		Option	Com-	Deferred	Compensa-
	Paid in	Stock Awards	Awards	Pensation	Compensation	Tion	Total
Name	Cash ($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
William Haddon*	12,000
George Galloway	24,000

*Mr. Haddon passed away July 2, 2012

Option Awards (d)

The directors did not receive any stock options during 2012 or 2011. The company did extend their options from July 10, 2012 to March 31, 2017. (See Note C)

Indemnification

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 31, 2013 concerning each stockholder known to the Company to own beneficially more than five percent of the outstanding Common Stock of the Company and information regarding beneficial ownership of Common Stock, and the Common Stock of Freedom Holding (“Holding”) by each director and executive officer, and all directors and executive officers as a group. Holding each may be deemed to be a “parent” of the Company as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Holding's sole business currently is to hold shares of Florida Gaming Corporation. During 2008, Freedom Financial Corporation, W. B. Collett and W. B. Collett, Jr. transferred all options, common and preferred stock to Freedom Holding. The reason for the transfer was to centralize the Florida Gaming Corporation holdings. Before the transfer Freedom Holding owned 100% of Freedom Financial Corp. Freedom Holding is owned by three individuals, one of which is an executive officer in Florida Gaming, W. B. Collett, Jr. Their option shares were transferred to Freedom Holding representing capital contributions by the officers to a controlled corporation. The transfer of stock from Freedom Financial to Holding was a dividend to its parent corporation. Through March 31, 2011, the Company paid or accrued management fees of $65,000 per month to Freedom Financial Corporation, for the services of W. B. Collett, Chairman. On April 25, 2011, Mr. W. B. Collett retired as CEO, and a new consulting agreement was made on April 25, 2011. (See Item 13)

	THE COMPANY			FREEDOM
Directors and Executive Officers	Number Of Shares (1)		Percent of Class (2)	Number Of Shares (1)	Percent Of Class (4)

W. B. Collett, Chairman (3)	2,180,203		44.6%	812.05	85.09%

W. B. Collett, Jr., President and CEO		(3)(11)		87.95	9.21%

Kimberly R. Tharp, CFO (6)	31,625		1%	—	—

Daniel Licciardi, COO (7)	54,625		1.3%	—	—

Jennifer Chong (8)	12,250		<1%	—	—

George W. Galloway, Jr. (5)	57,500		1.4%	—	—

All current directors and Executive officers as a group (6 persons) (9)	2,336,203		47.2%	900.00	94.3%

5% Beneficial Owners	Number Of Shares (1)	Percent Of Class (2)	Number Of Shares (1)	Percent Of Class (4)
Freedom Holding, Inc. (3)	2,180,203	44.6%	N/A

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

(2) Based on 4,037,293 shares outstanding as of December 31, 2012. Shares of Common Stock of the Company subject to options exercisable or preferred stock convertible within 60 days are deemed outstanding for computing the percentage of class of the person holding such options or preferred stock, but are not deemed outstanding for computing the percentage of class for any other person.

(3) Of the 2,180,203 shares, it includes 1,325,869 shares owned by Freedom Holding Inc., 706,000 options, and 148,334 shares of the Company’s Preferred F Stock. Holding had 20,000 options expire November 1, 2011.  As of January 6, 2011, Holding has pledged all 1,325,869 shares of Florida Gaming Corporation common stock and the 1,000 shares of Preferred F stock to a bank as collateral for a loan. Mr. Collett may be deemed to beneficially own the shares held by Holding, although he disclaims such beneficial ownership of such shares. Mr. Collett can exert considerable influence over the election of the Company's directors and the outcome of corporate actions requiring stockholder approval.

(4) Includes 1,109,011 shares owned by Holding. Mr. Collett may be deemed to beneficially own the shares held by Holding, although he disclaims beneficial ownership of such shares.

(5) George W. Galloway, director, transferred his options to GWGJR, INC on March 12, 2008. GWGJR, INC. owns 30,000 shares and has 27,500 vested options.

(6) Kimberly R. Tharp has 4,125 vested options and owns 27,500 shares individually.

(7) Daniel Licciardi has 24,625 vested options and owns 30,000 shares individually.

(8) Jennifer Chong has 2,250 vested options and owns 10,000 individually.

(9) Of the 2,336,203 shares, that includes 148,334 shares which may be acquired upon conversion of 1,000 shares of the Company's Series F Preferred Stock, 1,423,369 shares owned by officers, directors and Holding, and 764,500 stock options held by all directors Holding, and executive officers as a group.

(10) See Note (3). The address of Freedom Holding, Inc. is 2669 Charlestown Road, Suite D, New Albany, Indiana 47150. The business address of W. B. Collett is 1750 South Kings Highway, Fort Pierce, Florida 34945-3099.

(11) On March 11, 2008, W. Bennett Collett, Jr. transferred his options to Freedom Holding, Inc.  W. B. Collett, Jr., has 9.21% ownership in Freedom Holding, Inc.

Item 13. Certain Relationships and Related Transactions

Freedom Holding, Inc. (“Holding”) owns 1,325,869 shares of Florida Gaming Corporation common stock. Freedom Holding, Inc. also owns 1,000 shares of Preferred F stock, and 706,000 stock options. The stock and options were transferred to Holding in 2008 by Freedom Financial Corporation and W. B. Collett, and W. B. Collett, Jr. Holding may each be deemed to be a “parent” of the Company as such term is defined in the rules promulgated under the U.S. Securities & Exchange Act, by virtue of beneficial ownership of 44.6% of the Common Stock of the Company. The option shares were transferred to Freedom Holding representing capital contributions by the officers to a controlled corporation. The transfer of stock from Freedom Financial to Holding was a dividend to its parent corporation. The reason or the transfer was to centralize the Florida Gaming holdings. Freedom Holding is owned by three individuals, one of which is an executive officer and one a Director in Florida Gaming, W. B. Collett, and W. B. Collett, Jr. As of January 6, 2011, Holding has pledged all 1,325,869 shares of Florida Gaming Corporation common stock and the 1,000 shares of Preferred F stock to a bank as collateral for a loan. See Item12. “Security Ownership of Certain Beneficial Owners and Management”.

On November, 1997, the Company entered into a new business — residential real estate development. These Properties consisted of over 100 fully-developed, and 163 partially-developed, single-family residential home sites, a swim and tennis club facility, and 27 acres of partially-developed commercial property. As of December 31, 2012, the Company has six (6) residential lots remaining to be sold. The six (6) lots have a book value of $234,000. The Company had a mortgage note payable to Hamilton State Bank on one of the lots. The note matured on November 17, 2009. The Company failed to repay the note and the lender refused to extend the note. On May 13, 2011, the Company paid the Hamilton State Bank the principal on the note of $36,691 plus accrued interest and attorney fees of $9,798.The Properties are located on the east side of Georgia Highway 81, approximately one (1) mile south of U.S. Highway 78, inside the Loganville, Georgia city limits, in Walton County.

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

On April 25, 2011 the Company entered into a Modification, Assignment and Assumption Agreement with Holding. Holding agreed to amend the note with Centers to release Centers from the obligations there under and accept Florida Gaming Corp as the new borrower under the promissory notes. Holding agreed to extend the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, and convert all interest payments to be paid in kind instead of in cash and to subordinate the obligations under the promissory notes to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instruments were substantially different than the old debt. The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we determined that the new debt was not a substantially different debt instrument. The note was accounted for as a debt refinance. At December 31, 2012, the Company owed Holding $1,850,162. (See Form 8-K filed April 27, 2011)

On June 15, 2011, the Company issued a Note Receivable to Freedom Holding, Inc. (“Holding”) for $54,836, secured by the dividends due Holding on the Series F Preferred Stock, with an interest rate of 12%. Following the issuance of this Note, the Company and Centers disclosed the Note to the Administrative Agent and the enders. The movement of funds from Centers to the Company and ultimately to Holding through the issuance of the Note was inconsistent with the terms of the Credit Agreement. Following discussions among the parties, Holding repaid the Note and the Lenders consented to the issuance of the Note provided that Centers and the Company pay the Administrative Agent a consent fee in the amount of $377,000.00 (the “Consent Fee”). The parties entered into the Letter Agreement on September 20, 2011. The Consent Fee was equal to the outstanding principal amount of the loan under the Credit Agreement multiplied by a rate per annum equal to 2% for the period beginning on June 15, 2011, the date of the Note, and ending on September 1, 2011, the date that Holding repaid the Note in full to the Company. (For further information refer to the 8-K filed on September 26, 2011)

On June 28, 2012, the Company paid $100,323 to Holding which reduced the Company’s indebtedness to Holding. Holding used the funds to bring the interest current on an outstanding loan. At December 31, 2012 the Company owed Holding $1,850,162 on the Note and $340,000 in dividends.

 In lieu of salaries for the Chairman/CEO, W. B. Collett, the Company paid a management fee to Freedom Financial Corporation (“Freedom”) through March 31, 2011.  The Company was unable to pay the management fees and accrued management fees to Freedom of $780,000 for each of the years ended December 31, 2009 and December 31, 2010 and $195,000 for the first quarter 2011. Freedom is controlled by the Company’s Chairman and  the Company’s CEO/President also maintains ownership in Freedom.  The Company had accrued management fees of $1,755,000 during the quarter ended March 31, 2011. In connection with the closing of the Credit Agreement, the Company entered into a Promissory Note with Freedom in the amount of $1,905,000 of which $1,755,000 was for accrued but  unpaid consulting fees and $150,000 in  accounts receivables from Freedom. Under the Promissory Note, (i) the indebtedness is subordinate to the obligations under the Credit Agreement, (ii) interest shall be paid-in-kind instead of in cash and (iii) the outstanding principal shall be due and payable in full on the date that is six (6) months after the maturity date under the Credit Agreement. (See Form 8-K filed April 27, 2011, Exhibit 10.5).  At December 31, 2012 the Company owed Freedom $2,105,744 on this note.

W. B. Collett received two management fee payments in 2012, one for $25,000 in June, 2012 and one for $25,000 in July, 2012. No payments were received in 2011.

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

Item 14. Principal Accountant Fees and Services

King + Company, P.S.C. (“King”) were the principal accountants through September 30, 2012. Therefore the Tax fees and All other fees are from King. The Receiver hired new accountants, Morrison, Brown, Argiz & Farra, LLC (“Morrison”) on March 18, 2013, to audit Centers books for the year ended December 31, 2012. Since Centers has substantially all the assets of the Company, Morrison became the principal auditors for the audit ending December 31, 2012 of Centers. On March 27, 2013, the Board of Directors and the Audit Committee approved the hiring of Morrison to audit Centers books, and retained King to continue to audit Florida Gaming Corporation’s books. The Audit fees and Audit-related fees are Morrison’s.

Audit Fees. For the year ended December 31, 2012 were $100,000 compared to $87,290 for the year ended December 31, 2011.

Audit-Related Fees. For the year ended December 31, 2012, were $10,000 compared to audit-related fees were $4,300 for the year ended December 31, 2011. Audit-Related fees consisted of a review of 10-K and communications with audit committee.

Tax Fees. For corporation tax return preparation for the year ended December 31, 2012, the fees were $10,675 Compared to $9,945 for the year ended December 31, 2011.

All Other Fees. Miscellaneous Fees for the year ended December 31, 2012 were $32,556 compared to $4,575 for the year ended December 31, 2011.

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

All of the services provided by Morrison and King, described above under the captions “Audit Fees,” were approved by our Audit Committee.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on FORM 8-K

3.1	Registrant’s Third Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 28, 2005, filed as reference 3.1 to the Registrant’s 2004 10-KSB, is incorporated herein by reference as Exhibit 3.1.
3.2	Registrant’s By-Laws as amended to date filed as Exhibit 3.5 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1998 are incorporated herein by reference as Exhibit 3.2.
4.1	Warrant Agreement, dated as of April 25, 2011, by and among Florida Gaming Corporation and the holders named therein, filed as reference 4.1 to Registrant’s 8-K filed April 27, 2011, is incorporated herein by reference as Exhibit 4.1.
4.2	Registrant Agreement dated as of April 25, 2011, by and among Florida Gaming Centers, Inc., Florida Gaming Corporation as Guarantor and the holders named therein, filed as exhibit 4.2 to Registrant’s 8-k filed April 27, 2011 and incorporated herein by reference as Exhibit 4.2.
4.3	Registration Rights Agreement dated as of April 25, 2011, by and amond Florida Gaming Corporation and the holders named therein, filed as reference 4.3 to Registrant’s 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 4.3

10.1	Credit Agreement, dated as of April 25, 2011, by and among Florida Gaming Centers, Inc., Florida Gaming Corporation, the lenders party thereto, and ABC Funding, LLC as Administrative Agent, filed as reference 10.1 to Registrant’s 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 10.1.
10.2	Modification Agreement, dated as of April 25, 2011 by and between Solomon O. Howell and James W. Stuckert and Florida Gaming Corporation, filed as reference 10.2 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.2.
10.3	Modification, Assignment and Assumption Agreement, dated as of April 25, 2011, by and among Freedom Holding, Inc., Florida Gaming Centers, Inc., and Florida Gaming Corporation, filed as reference 10.3 to Registrant’s 8-K filed April 27, 2011incorporated herein by reference as Exhibit 10.3.
10.4	Modification, Assignment and Assumption Agreement, dated as of April 25, 2011, by and among Andrea S. Neiman, Florida Gaming Centers, Inc., and Florida Gaming Corporation, filed as reference 10.4 to Registrant’s 8-K filed April 27, 2011 incorporated herein by reference as Exhibit 10.4.
10.5	Florida Gaming Corporation Promissory Note, dated as of April 25, 2011, in the amount of $1,905,000, filed as reference 10.5 to Registrant’s 8-K filed April 27, 2011 incorporated herein by reference as Exhibit 10.5.
10.6	Freedom Pledge Agreement, dated as of April 25, 2011, by and among William B. Collett, William B. Collett, Jr., Hurd Family Partnership, L.P. and ABC Funding, LLC. (Included as Exhibit H to Exhibit 10.1), filed as reference 10.1 to 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 10.6.
10.7	Employment Agreement, dated as of April 25, 2011, between Florida Gaming Centers, Inc. and W. Bennett Collett, Jr. filed as reference 10.7 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.7.
10.8	Employee Bonus Compensation Restriction Agreement, dated as of April 25, 2011, by and between W. Bennett Collett, Jr. and ABC Funding, LLC, filed as reference 10.8 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.8.
10.9	Employment Agreement, dated as of April 25, 2011, by and between Florida Gaming Centers, Inc. and Daniel J. Licciardi, filed as reference 10.9 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.9.
10.10	Consulting Agreement, dated as of April 25, 2011 by and between Freedom Financial Corporation and Florida Gaming Corporation (Included as Exhibit K to Exhibit 10.1), filed as reference 10.1 to Registrant‘s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.10.
10.13	Stock Subscription Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.5 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.13.
10.14	Stockholders Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.6 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.14.
10.15	Warrant Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.7 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.15.
10.16	Settlement Agreement as to Parcel No. 155 and Parcel No. 155TCE, dated February 3, 2009, by and between the Registrant and the County, filed as Exhibit 10.1 on Registrant’s Form 8-K dated April 6, 2009, and is incorporated herein by reference as Exhibit 10.16.
10.17	Promissory Note, entered into by the Registrant, the County and City National Bank of Florida on April 2, 2009, filed as Exhibit 10.2 on Registrant’s Form 8-K dated April 6, 2009 and is incorporated herein by reference as Exhibit 10.17.
10.18	Mortgage and Security Agreement, entered into by the Registrant, the County and City National Bank of Florida on April 6, 2009, filed as Exhibit 10.3 on Registrant’s Form 8-K dated April 6, 2009 and is incorporated herein by reference as Exhibit 10.18.
10.19	Registrant’s Amended and Restated Loan Agreement between Florida Gaming Centers, Inc. City National Bank of Florida, and Freedom Financial Corp, dated October 31, 2005, was filed as reference 10.9 to Registrant’s 2005 10-KSB, herein incorporated by reference as Exhibit 10.19.
10.20	Promissory Note, entered into by the Registrant, the County and City National Bank of Florida on June 16, 2011, was filed as Exhibit 10.20 to Registrant’s June 30, 2011 10-Q, and is incorporated herein by reference as Exhibit 10.20.
10.21	Mortgage and Security Agreement, entered into by the Registrant, the County and City National Bank of Florida on April 6, 2009, was filed as Exhibit 10.21 to Registrant’s June 30, 2011 10-Q, and is incorporated herein by reference as Exhibit 10.21.
10.23	Warrant Agreement entered into between the Registrant and Nurmi Properties, dated December 11, 2009, was filed as Exhibit 10.18 to an 8-k filed December 17, 2009 and is incorporated herein by reference as Exhibit 10.23.

10.30	Partnership Purchase Interest Agreement, dated October 14, 2010, filed as Exhibit 10.30 to Registrant’s 10-Q dated November, 15, 2010 is incorporated herein by reference as Exhibit 10.30.
10.31	Assignment of Interest Agreement, between Florida Gaming Centers and W. Flagler Associates, dated October 14,2010, filed as Exhibit 10.31 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.31.
10.32	Assumption Agreement, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit10.32 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.32.
10.33	Escrow Agreement, between Mintzer Sarowitz Zeris Ledva & Meyers LLP, Florida Gaming Centers and West Flagler, dated October 14, 2010, filed as Exhibit10.33 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.33.
10.34	Legal opinion, dated October 14, 2010, filed as Exhibit10.34 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.34.
10.35	Legal opinion of seller, dated October 14, 2010, filed as Exhibit 10.35 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.35.
10.36	Secretary’s Certificate, dated October 14, 2010, filed as Exhibit 10.36 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.36.
10.37	Sellers Certificate, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit 10.37 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.37.
10.38	Sellers Release, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit10.38 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.38.
10.39	Notice of Acceleration of Obligations, issued on August 9, 2012 filed as Exhibit 99.1 to the registrants June 30, 2012 10-Q, is incorporated herein by reference as Exhibit 10.39 .
10.40	Notice of Acceleration of Obligations, issued on August 9, 2012 filed as Exhibit 99.2 to the registrants June 30, 2012 10-Q, is incorporated herein by reference as Exhibit 10.40 .
10.41	Engagement Letter between Florida Gaming Centers, Inc. and David Jonas, filed as Exhibit 99.1 to the Company’s September 30, 2012 10-Q, is incorporated herein by reference as Exhibit 10.41.
10.42	Press Release dated November 26, 2012, announcing entering in to a Stock Purchase Agreement with Silvermark, attached at exhibit 99.1 to Form 8-K dated November 25, 2012, and is herein by reference as Exhibit 10.42.
10.43	Stock Purchase Agreement dated November 26, 2012, attached as Exhibit 2.1 on Form 8-K dated November 25, 2012, is incorporated herein by reference as Exhibit 10.43.
10.44	The company entered into an Amendment to Stock Purchase Agreement attached as Exhibit 99.1 on Form 8-k dated February 22, 2013, and is incorporated herein by reference as Exhibit 10.44.
10.45	The receiver appointed a new auditor for Florida Gaming Centers, letter from former auditors attached as Exhibit 99.1 to Form 8-K dated March 18, 2013, and is incorporated herein by reference as Exhibit 10.45.

14.0	Registrant’s Code of Ethics adopted by the Board of Directors on May 16, 2003, filed as Exhibit 14 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 14.0.
21.0	List of Registrant’s Subsidiaries as of December 31, 2004, filed as Exhibit 21 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 21.0.
31.1	Certification by Registrant’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
31.2	Certification by Registrant’s Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
32.1	Certification by Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (b) our Consolidated Statements of Operations for the Twelve months ended December 31, 2012 and 2011, (c) our Consolidated Statements of Cash Flows for the Twelve months ended December 31, 2012 and 2011 and (d) the Notes to such Consolidated Financial Statements.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

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

Form 8-k

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

Form 8-k report dated February 25, 2013, announcing that at the Special Meeting of Stockholders of Florida Gaming stockholders they approved the sale of all of the issued and outstanding stock of the Company’s wholly owned subsidiary, Florida Gaming Centers, Inc.

Form 8-k report dated March 27, 2013, whereas the Audit Committee and Board of Director recommended the ratification and approval of Morrison’s appointment as the Registrant’s principal accountant for the December 31, 2012 audit.

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statement or notes thereto.

FLORIDA GAMING CORPORATION

Date: April 16, 2013	By:	/s/ W. Bennett Collett, Jr.
W. Bennett Collett, Jr.
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ W. Bennett Collett	Chairman	April 16, 2013
W. Bennett Collett

/s/ W. Bennett Collett, Jr.	Chief Executive Officer,	April 16, 2013
W. Bennett Collett, Jr.	President, and Director

/s/ Kimberly R. Tharp	Chief Financial Officer, Secretary	April 16, 2013
Kimberly R.Tharp	and Treasurer

/s/ Daniel J. Licciardi	Executive V.P. and COO	April 16, 2013
Daniel J. Licciardi

/s/ George W. Galloway	Director	April 16, 2013
George W. Galloway

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Florida Gaming Corporation and Subsidiaries

Miami, Florida

We have audited the accompanying consolidated balance sheet of Florida Gaming Corporation and Subsidiaries (the “Company”) (a Delaware Corporation) as of December 31, 2012, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Florida Gaming Corporation and Subsidiaries as of December 31, 2011, were audited by other auditors whose report dated March 29, 2012 expressed an unqualified opinion on those statements, and included an emphasis-of-matter paragraph related to a going concern uncertainty.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced recurring losses from operations, cash flow deficiencies, and is in default of certain credit facilities, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

As further discussed in Note L, on November 25, 2012, the Company entered into a stock purchase agreement to sell 100% of the stock of its wholly owned-subsidiary, Florida Gaming Centers, Inc. (“Centers”). The operations of Centers for the years ended December 31, 2012 and 2011 are included in the accompanying consolidated financial statements. The stock purchase agreement triggered the redemption of certain warrants granted by the Company in connection with its credit agreement. Management has estimated the value of such warrants in the accompanying consolidated financial statements but is currently negotiating the redemption value of such warrants. The final redemption amount of these warrants could be significantly different than the one estimated by management.

Morrison, Brown, Argiz & Farra, LLC

Miami, Florida

April 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Florida Gaming Corporation and Subsidiaries

Miami, Florida

We have audited the accompanying consolidated balance sheets of Florida Gaming Corporation and Subsidiaries (“the Company”) (a Delaware Corporation) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial consolidated statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

King + Company, PSC

Louisville, Kentucky

March 29, 2012

F-2

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM 2012	F – 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM 2011	F – 2

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets	F-4 – F-5

Consolidated Statements of Operations	F-6 – F-7

Consolidated Statements of Changes in Stockholders’ Deficiency	F-8 – F-9

Consolidated Statements of Cash Flows	F - 10

Notes to Consolidated Financial Statements	F-11 – F-37

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31,

ASSETS	2012	2011

CURRENT ASSETS
Cash and cash equivalents	$4,859,302	$37,297,676
Accounts receivable, including ITW, net	240,117	247,974
Inventory	53,523	65,232
Prepaid expenses	1,148,694	3,401,901

TOTAL CURRENT ASSETS	6,301,636	41,012,783

REAL ESTATE HELD FOR SALE--Note J	234,000	234,000

PROPERTY AND EQUIPMENT
Land	21,210,998	21,173,853
Buildings and improvements	30,335,212	9,956,996
Furniture, fixtures and equipment	19,046,179	1,806,740
Construction work in progress	-	29,767,905
	70,592,389	62,705,494
Less accumulated depreciation	(8,059,284)	(5,363,190)

	62,533,105	57,342,304

OTHER ASSETS--Note H	6,022,571	6,858,656

TOTAL ASSETS	$75,091,312	$105,447,743

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Unclaimed winnings	$103,668	$88,704
Accrued payroll and related expenses	1,009,547	741,842
Accounts payable and accrued expenses --Note M	14,587,094	24,213,881
Current portion of long-term debt--Note H	84,912,163	87,878,865
Warrant liability--Note C	4,403,666	-

	105,016,138	112,923,292

LONG-TERM DEBT (less current portion)--Note H	20,472,982	19,861,036

COMMITMENTS AND CONTINGENCIES—Note G

STOCKHOLDERS' DEFICIENCY--Notes B and C
Class A cumulative convertible preferred stock; 1,200,000
shares authorized; 27,756 shares issued and outstanding in
2012 and 2011; aggregate 2012 liquidation preference of
$377,822	2,776	2,776

Series AA 7% cumulative convertible preferred stock; 5,000
shares authorized; 5,000 shares issued and outstanding in
2012 and 2011; aggregate 2012 liquidation preference of
$6,487,500	500	500

Series B cumulative convertible preferred stock; 50 shares
authorized; 45 shares issued and outstanding in 2012 and
2011; aggregate 2012 liquidation preference of $108,002	5	5

The accompanying notes are an integral part of these consolidated financial statements

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Continued)

December 31,

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Series F 8% cumulative convertible preferred stock; 2,500
shares authorized; 1,000 shares issued and outstanding
in 2012 and 2011, aggregate 2012 liquidation preference
of $1,340,000	100	100

Common stock, $.20 par value, 7,500,000 shares authorized;
4,037,293 shares issued and outstanding in 2012 and 2011	807,459	807,459
Capital in excess of par value	50,784,922	50,690,668
Accumulated deficiency	(101,993,570)	(78,838,093)

TOTAL STOCKHOLDERS’ DEFICIENCY	(50,397,808)	(27,336,585)

TOTAL LIABILITIES AND STOCKHOLDERS’
DEFICIENCY	$75,091,312	$105,447,743

The accompanying notes are an integral part of these consolidated financial statements

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations

December 31,

	2012	2011

CASINO REVENUE	$53,239,782	$-
Less state, county and city taxes	(20,126,010)	-

NET CASINO REVENUE	33,113,772	-

JAI-ALAI MUTUEL REVENUE	3,344,533	4,435,099
Less state pari-mutuel taxes incurred	(570,475)	(733,516)
Less simulcast guest commisions	(760,319)	(1,126,740)

NET JAI-ALAI MUTUEL REVENUE	2,013,739	2,574,843

CARD ROOM REVENUE	7,064,337	3,274,118
Less state taxes	(767,230)	(359,210)

NET CARD ROOM REVENUE	6,297,107	2,914,908

INTER TRACK MUTUEL COMMISSIONS	1,311,146	1,044,235

OTHER REVENUE
Program revenue	-	28,422
Food and beverage	1,102,825	432,203
Rental income	520,000	705,000
Other	1,097,022	59,393

TOTAL OTHER REVENUE	2,719,847	1,225,018

TOTAL OPERATING REVENUE	45,455,611	7,759,004

OPERATING EXPENSES
Payroll and related costs	16,495,007	7,824,270
Amortization of state license fee	4,156,250	-
Rent	3,523,161	735,911
Depreciation and amortization	3,485,321	456,246
Advertising and promotions	2,689,705	244,356
Utilities	1,035,952	415,599
Repair and maintenance	1,576,917	225,902
Food and beverage costs	527,569	377,738
Programs	-	14,176
Other	2,979,631	922,167

TOTAL OPERATING EXPENSES	36,469,513	11,216,365

GENERAL AND ADMINISTRATIVE
Executive payroll and related costs	1,063,531	702,228
Stock options--Note C	94,254	84,703
Directors' fees	36,000	48,000
Management consulting--Note F	50,000	195,000
Telephone and travel	235,724	258,883
Professional fees	2,107,962	785,188
Interest and financing costs--Note H	25,065,003	11,609,235
Property taxes	1,151,646	328,810
Insurance	2,247,591	993,608
	32,051,711	15,005,655
LOSS FROM OPERATIONS	(23,065,613)	(18,463,016)

The accompanying notes are an integral part of these consolidated financial statements

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations (Continued)

December 31,

	2012	2011
OTHER INCOME (LOSS)
Interest and dividend income	1,000	3,019
State tax credits on handle and admissions --Note D	368,166	513,407
Legislative initiatives-- Note G	-	(3,550,000)
Loss on disposal of real state --Note H	-	(267,785)
	369,166	(3,301,359)
NET LOSS BEFORE INCOME TAXES	(22,696,447)	(21,764,375)

Income Taxes	-	-

NET LOSS	(22,696,447)	(21,764,375)

Dividends on preferred stock	(459,030)	(495,734)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(23,155,477)	$(22,260,109)

Loss per common share- Basic	$(5.74)	$(5.61)
Loss per common share- Diluted	$(5.74)	$(5.61)

The accompanying notes are an integral part of these consolidated financial statements

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Changes in

Stockholders’ Deficiency

December 31, 2012

	Class A		Series AA		Series B		Series F
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital in
	Par Value $.10		Par Value $.10		Par Value $.10		Par Value $.10		Par Value $.20		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Deficiency	Total
Balances at January 1, 2012	27,756	$2,776	5,000	$500	45	$5	1000	$100	4,037,293	$807,459	$50,690,668	$(78,838,093)	$(27,336,585)

Dividends on Series F preferred
stock ($80/share)	-	-	-	-	-	-	-	-	-	-	-	(80,000)	(80,000)

Dividends on Series A preferred
stock ($.90/share)	-	-	-	-	-	-	-	-	-	-	-	(24,980)	(24,980)

Dividends on Series B preferred
stock ($90/share)	-	-	-	-	-	-	-	-	-	-	-	(4,050)	(4,050)

Dividends on Series AA preferred
stock ($70/share)	-	-	-	-	-	-	-	-	-	-	-	(350,000)	(350,000)

Stock options granted	-	-	-	-	-	-	-	-	-	-	94,254	-	94,254

Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	(22,696,447)	(22,696,447)

Balances at December 31, 2012	27,756	$2,776	5,000	$500	45	$5	1,000	$100	4,037,293	$807,459	$50,784,922	$(101,993,570)	$(50,397,808)

The accompanying notes are an integral part of these consolidated financial statements

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Changes in

Stockholders’ Deficiency

(Continued)

December 31, 2011

	Class A		Series AA		Series B		Series F
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital in
	Par Value $.10		Par Value $.10		Par Value $.10		Par Value $.10		Par Value $.20		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Deficiency	Total
Balances at January 1, 2011	27,756	$2,776	5,000	$500	45	$5	2000	$200	3,888,959	$777,792	$50,635,532	$(56,577,985)	$(5,161,180)

Dividends on Series F preferred
stock ($80/share)	-	-	-	-	-	-	-	-	-	-	-	(116,703)	(116,703)

Dividends on Series A preferred
stock ($.90/share)	-	-	-	-	-	-	-	-	-	-	-	(24,980)	(24,980)

Dividends on Series B preferred
stock ($90/share)	-	-	-	-	-	-	-	-	-	-	-	(4,050)	(4,050)

Dividends on Series AA preferred
stock ($70/share)	-	-	-	-	-	-	-	-	-	-	-	(350,000)	(350,000)

Common stock conversion	-	-	-	-	-	-	(1,000)	(100)	148,334	29,667	(29,567)	-	-

Stock options extended	-	-	-	-	-	-	-	-	-	-	84,703	-	84,703

Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	(21,764,375)	(21,764,375)

Balances at December 31, 2011	27,756	$2,776	5,000	$500	45	$5	1,000	$100	4,037,293	$807,459	$50,690,668	$(78,838,093)	$(27,336,585)

The accompanying notes are an integral part of these consolidated financial statements

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

December 31, 2012

	2012	2011
OPERATING ACTIVITIES
Net loss	$(22,696,447)	$(21,764,375)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	3,485,321	409,486
Amortization of loan costs	1,455,600	1,099,124
Amortization of gaming license	4,156,250	-
Florida gaming centers warrants	4,403,666	-
Interest expense accrued to long-term debt	722,964	-
Stock options	94,254	84,703
Loss on disposal of assets	-	267,785
(Increase) decrease in accounts receivable	7,857	(117,112)
(Increase) decrease in inventory	11,709	(32,027)
Decrease (increase) in prepaid expenses	(1,903,043)	(3,052,606)
Increase in other assets	(49,515)	(4,394,661)
Increase (decrease) in unclaimed winnings	14,964	(8,324)
(Decrease) increase in accounts payable and accrued expenses	(9,818,112)	16,197,339

NET CASH USED IN OPERATING ACTIVITIES	(20,114,532)	(11,310,668)

INVESTING ACTIVITIES
Purchases of property and equipment	(8,692,122)	(31,198,403)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	-	84,520,000
Repayment of long-term debt	(3,631,720)	(5,460,251)
Dividends paid	-	(1,619)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,631,720)	79,058,130

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,438,374)	36,549,059

Cash and cash equivalents at beginning of period	37,297,676	748,617

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,859,302	$37,297,676

SUPPLEMENTAL DISCLOSURES
Transfer of construction work in progress
to property and equipment	$29,197,905	$-
Transfer of construction work in progress
to property and equipment	$570,000	$-
Increase in property and equipment through increase in
long term debt	$554,000	$-
Accrued preferred dividends	$459,030	$495,374
Interest paid	$18,013,052	$9,293,753
Interest capitalized	$384,715	$1,173,066
Real estate transferred in satisfaction of debt	$-	$344,443
Non cash financing costs	$-	$3,480,000
Non cash purchase of land	$-	$12,054,344

The accompanying notes are an integral part of these consolidated financial statements

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General:

Florida Gaming Corporation (“the Company”) operates a Class III-“Vegas Style” slot machine casino in Miami, Florida and live jai-alai games at frontons in Ft. Pierce and Miami, Florida through its Florida Gaming Centers, Inc. subsidiary (“Centers”). The Company also conducts intertrack wagering (“ITW”) on jai-alai, horse racing and dog racing from its facilities. In addition, the Company operates Tara Club Estates, Inc. (“Tara”), a residential real estate development and commercial project located near Atlanta in Walton County, Georgia (See Note J). Approximately 44.6% of the Company's common stock is controlled by the Company's Chairman either directly or beneficially through available stock options and his ownership of Freedom Holding, Inc. (“Holding”), a closely held investment company.

Going Concern:

As reflected on the consolidated financial statements, the Company had net losses for the years ended December 31, 2012 and 2011 of $22,696,447 and $21,764,375, respectively and cash used in operations during the years ended December 31, 2012 and 2011 of $20,114,532 and $11,310,668, respectively. As of December 31, 2012, the Company was in default on an $87,000,000 credit facility (see Note H). The Company’s continued existence as a going concern is dependent on its ability to obtain a waiver of its credit default and to generate sufficient cash from operations to meet its needs.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. While the Company believes that the sale of Florida Gaming Centers, Inc (Note L) will enable the Company to continue as a going concern, there can be no assurances to that effect.

Basis of Presentation:

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Florida Gaming Centers, Inc. and Tara Club Estates, Inc. Significant intercompany transactions have been eliminated. Certain 2011 amounts have been reclassified to conform with the 2012 presentation.

Development of Casino:

On April 25, 2011, the Company secured financing to expand the Miami facilities to include slot machines. On May 12, 2011, the Company received a license from the State of Florida to begin Class III- “Vegas Style” slot machine operations at Miami Jai-Alai. The Company broke ground on May 18, 2011 on the casino addition at Miami Jai-Alai. Miami Jai-Alai has undergone substantial renovations featuring a casino floor accommodating approximately 1,000 slot machines, new card room featuring poker and dominoes, and new food and beverage facilities. The main auditorium has received upgrades making it more conducive for entertainment as well as live jai-alai. The addition is approximately 35,000 square feet and is joined with the existing facility to provide approximately 45,000 square feet of casino floor as well as “back of house” support offices. The facility has approximately 1,500 surface parking spaces. The casino opened on January 23, 2012.

Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates include the valuation of warrants and the useful lives of fixed assets.

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment:

Property and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets as follows:

Buildings	39 years
Land and building improvements	15 years
Furniture and equipment	5-7 years
Automobiles	5 years

Long-lived Assets:

The Company's investment in its residential and commercial property is carried at cost. The Company evaluates the carrying value of its real estate development and other long-lived assets, including property and equipment, annually under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 360, “Plant, Property, and Equipment” and ASC Topic 970 “Real Estate.”

Accounts Receivables:

In the ordinary course of business, the Company maintains accounts receivable from other gaming facilities (ITW receivables). Past due status is based on contractual terms. Receivables are charged off after 90 days if not being actively collected. The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company’s estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables. The Company estimated no reserve necessary at December 31, 2012 or 2011. There was no activity in the allowance during 2012 or 2011.

Slot License:

The Company obtains the slot license from the Florida Department of Professional Regulation to operate the slot machine, renews annually in May and is paid in advance. The Company expensed $4,156,250 and $0 for the years ended December 31, 2012 and 2011, respectively, in relation to this license. The license for 2011 was amortized on a straight line basis over the period that the casino was operational through May of 2012. As of December 31, 2012 and the 2011, the Company had a prepaid of approximately $844,000 and $2,750,000, respectively, related to the slot license.

Inventory:

The Company's inventory, consisting of food and beverage products, souvenirs and casino inventory is stated at the lower of cost or market using the First-In First-Out method to assign cost.

Pari-mutuel Wagering:

Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. Unclaimed winnings (outs) totaled $103,668 and $88,704 at December 31, 2012 and 2011, respectively.

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition:

The Company recognizes revenue from gaming operations in accordance with ASC Topic 605, “Revenue Recognition,” which requires revenues to be recognized when realized or realizable and earned.  Jai-Alai and intertrack mutual commissions are recognized immediately upon completion of the event upon which the related wagers are placed. In general, wagers are placed immediately prior to the event and are made in cash or other good funds so collectability is not an issue. Slot commissions represent the Company’s net win from slot machine gaming, which is the difference between gross wagers placed by patrons, net of winnings paid to patrons. Cardroom commission represents the lesser of the Company’s pre-determined share of gross wagers placed by patrons on card games conducted at the Company’s facilities, or a fixed amount per card game. Revenues derived from admission, program sales, food and beverage sales, card room activities, and other revenues are recognized at the time of the transaction. Revenues from the Company’s real estate operations are recognized in accordance with ASC Topic 360-20, “Real Estate Sales”, which generally allows the Company to record all profit on real estate sales at closing unless the down payment is insufficient to accrue the revenue.

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

The Company follows ASC Topic 740, “Income Taxes” regarding accounting for income tax uncertainties. ASC Topic 740 states that a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company maintained no net tax assets at December 31, 2012 and 2011 (see Note D).

It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for all years prior to and including 2009.

Income (Loss) Per Common Share:

Basic income (loss) per common share is determined by dividing income (loss), less required dividends on preferred shares ($459,030 and $495,734 in 2012 and 2011, respectively), by the weighted average number of shares of common stock outstanding. Diluted income (loss) per common share is determined by dividing income (loss) by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive stock options and warrants assuming proceeds are used to repurchase shares pursuant to the treasury stock method plus the weighted average number of shares that would be issued if holders of the Company’s preferred stock converted those shares to common stock using the “if converted” method, unless the use of such methods would be anti-dilutive.

The weighted average number of shares outstanding used in the calculation of both basic and diluted net loss per common share was 4,037,293 and 3,969,239 for 2012 and 2011, respectively.

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Options and warrants to purchase 846,250 and 906,250 shares of the Company’s common stock were outstanding on December 31, 2012 and 2011, respectively. None of the shares subject to option at December 31, 2012 or 2011, net of forfeitures, were included in the computation of diluted loss per common share for either year because their effect would have been antidilutive. Outstanding options and warrants are discussed further in Note C.

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

Subsequent Events:

The Company evaluated all events or transactions that occurred after December 31, 2012 through April 15, 2013, the date these financial statements were issued.

Effect of Implementing Recently Issued Accounting Standards:

In May 2011, the FASB issued an accounting standards update that is intended to align the principles for fair value measurements and the related disclosure requirements under GAAP and IFRS. From a GAAP perspective, the updates are largely clarifications and certain additional disclosures. The effective date for this update is for years, and the interim periods within those years, beginning after December 15, 2011. This update did not have a material impact on the Company’s financial statements.

B.	PREFERRED STOCK

Class A Preferred

The Company has 27,756 shares of Class A Preferred Stock, $.10 par value, that provide annual dividends at the rate of $.90 per share payable in cash, property or common stock, which are cumulative and have priority over dividends on the common stock. The Company has declared and paid or accrued the required dividends for 2012 and 2011. Accrued dividends on the Class A Preferred Stock totaled $100,262 ($3.61 per share) and $75,282 ($2.71 per share) at December 31, 2012 and 2011, respectively, and are included in the accounts payable and accrued expenses caption on the accompanying consolidated balance sheets.

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

B.	PREFERRED STOCK (CONTINUED)

Each share of Class A Preferred Stock is convertible into .1125 shares of common stock at the holder's option.

During the years ended December 31, 2012 and 2011, no shares of Class A Preferred Stock were converted. The Class A Preferred Stock is redeemable at the option of the Company at $10.60 per share. In the event of dissolution, the holders of Class A Preferred Stock shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock.

Series AA Preferred:

The Company’s 5,000 shares of Series AA cumulative convertible preferred stock, $.10 par value (the “Series AA Preferred Stock”), provides annual dividends at the rate of 7% of the shares’ stated value. The stated value per share is equal to $1,000 (as adjusted for any stock dividends, combinations or splits). The Company has declared and paid or accrued the required dividends for 2012 and 2011. Accrued dividends on the series AA Preferred Stock totaled $1,487,500 ($297.50 per share) and $1,137,500 ($227.50 per share) at December 31, 2012 and 2011, respectively, and are included in the accounts payable and accrued expenses caption on the accompanying consolidated balance sheets.

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

All 5,000 shares of Series AA Preferred Stock were issued to Prides Capital Fund 1, LP (“Prides”) for an aggregate of $5,000,000 on June 15, 2007. To induce Prides to purchase the Series AA Preferred Stock, the Company issued Prides a stock warrant to purchase 20,000 shares of the Company’s common stock at an exercise price of $30 per share. The warrant at the time of issuance had a fair market value of $182,794 that was recorded as a financing cost for the year ending December 31, 2007. The warrant expired on June 15, 2012.

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

Class B Preferred:

The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration received by the Company upon initial issuance of each share of the Series B stock was $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. The required Series B dividends were declared and accrued during 2012 and 2011. Accrued dividends on the Series B stock totaled $63,002 ($1,400 per share) and $58,952 ($1,310 per share) at December 31, 2012 and 2011, respectively, and are included in the accounts payable and accrued expenses caption on the accompanying consolidated balance sheets.

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

B.	PREFERRED STOCK (CONTINUED)

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

The Series F shares are held by related parties of the Company. One thousand Series F shares were outstanding at December 31, 2012 and 2011. During the year ended December 31, 2011, 1,000 shares of Class F Preferred Stock were converted to 148,334 shares of the Company’s Common Stock. The required Series F dividends were declared and paid or accrued during 2012 and 2011. The 1,000 converted shares had accrued dividends of $141,703. Accrued dividends on the outstanding 1,000 and 2,000 shares of Series F Preferred shares totaled $340,000 ($340 per share) and $260,000 ($260 per share) at December 31, 2012 and 2011, respectively, and are included in the accounts payable and accrued expenses caption on the accompanying consolidated balance sheets.

The Class A Preferred Stock, the Series AA Preferred Stock, the Series B Preferred Stock and the Series F Preferred Stock are all equal in rank with respect to the payment of dividends and the distribution of assets upon liquidation of the Company.

C.	STOCK OPTIONS AND WARRANTS

The Company maintains a Master Stock Option Plan, last amended July 9, 2012, which encompasses the following stock option plans: Stock Incentive Plan, Nonqualified Stock Option Plan, Officers and Directors Stock Option Plan, and Advisors and Consultants Stock Option Plan. Each stock option plan governs the administration, participation and other terms and conditions of option agreements under the plan.

On July 10, 2006, the Company issued a total of 473,125 options at $17.00 per share with an expiration of July 10, 2012; 33,000 options were issued to key employees, 325,000 options were issued to Freedom Financial Corporation (“Freedom”) and 115,125 options were granted to executive employees and directors. On July 3, 2008, the Company re-priced all 473,125 options issued on July 10, 2006 from an exercise price of $17 per share to $12 per share.

On July 11, 2006, the Company issued 362,500 options to executive employees and a director at $17.00 per share with an expiration of July 11, 2009. On July 3, 2008, the Company re-priced all 362,500 of these options to $12 per share. On August 26, 2008, the Company re-priced all 835,625 options issued on July 10 and 11, 2006 from $12 per share to $8.25 per share. On July 11, 2012 and 2011, the Company extended the 362,500 options originally issued on July 11, 2006 to certain executive employees and directors. The amended 2012 agreement provided the option holders a four year extension on the option term through March 31, 2017 at a price of $8.25 per share. The Company recognized total stock based compensations expense of $94,254 and $84,703 for the years ended December 31, 2012 and 2011, respectively, due to this amendment. The amendment affected two employees and two directors. Freedom Holding, Inc. (“Holding”), a related party controlled by the Company’s chairman, with additional ownership maintained by the Company’s CEO, held 325,000 of these options; an executive officer of the Company held 17,500 of these options; and the remaining 20,000 options are held by a director of the Company.

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

C.	STOCK OPTIONS AND WARRANTS (CONTINUED)

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

On June 26, 2008, the Company borrowed $1,000,000 from Mr. James Stuckert (“Stuckert”) with an interest rate of Wall Street Journal prime plus three percent. As inducement to Stuckert to make the loan, the Company issued a warrant to purchase 20,000 shares of the Company’s $.20 par common stock with an exercise price of $12.50 per share. The warrant is exercisable at any time from June 26, 2008 through June 26, 2013. The number of shares of common stock issuable upon the exercise of the warrant and the exercise price are subject to adjustment upon certain events including: dividend or distribution of common stock or other securities, stock splits or combinations, stock reclassification or reorganization, and merger, consolidation or sale of assets. On October 7, 2008 the Company re-priced the Stuckert warrant issued in association with this loan from an exercise price of $12.50 per share to $8.25 per share.

On August 14, 2009, the Company entered into a Memorandum of Agreement (the “Agreement”) with Solomon O. Howell (“Howell”) and Stuckert and collectively the (“Lenders”) which allowed the Company to borrow up to $1,000,000 from the Lenders (see Note H). The Agreement was amended on October 7, 2009 with a provision which granted to each of the Lenders warrants to acquire up to 20,000 (40,000 total) shares of the Company’s $.20 par common stock at a price of $6.00 per share. The warrants are exercisable at any time from October 7, 2009 through October 7, 2012. The number of shares issuable upon the exercise of the warrants are subject to adjustment upon certain events including: dividend or distribution of common stock or other securities, stock splits or combinations, stock reclassification or reorganization, and merger, consolidation or sale of assets. These warrants expired in 2012.

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

Credit Agreement:

On April 25, 2011, Florida Gaming Corporation (the “Company”) entered into a credit agreement (the “Credit Agreement” or “Term Loan”) between its wholly owned subsidiary, Florida Gaming Centers, Inc. (“Centers”) and a syndicate of unaffiliated third party lenders (the “Lenders”) with ABC Funding, LLC, as Administrative Agent for the Lenders (Note H). Innovation Capital, LLC served as exclusive Financial Advisor to the Company and Placement Agent on the debt financing.

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

C.	STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company used the net proceeds from the Term Loan to fund capital expenditures and for working capital and general corporate purposes. The capital expenditures encompass an expansion project at the Company’s Miami Jai-Alai fronton, which included the development of a casino floor featuring approximately 1,000 new slot machines that complement existing poker tables; upgraded food, beverage service and entertainment amenities; a renovated Jai-Alai venue; and approximately 1,500 surface parking spaces (the “Project” or “The Casino at Miami Jai-Alai”).

In addition, a portion of the Term Loan proceeds were used to repay approximately $8.8 million of existing debt and other payables.

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

In addition, at the closing, the Lenders received warrants in the Company currently equal to 30.0% of its fully diluted common equity ownership (the “Company Warrants” and collectively with the Centers Warrants, the “Warrants”). The Company Warrants have a $25 exercise price; however, if (i) the Lenders’ construction consultant determines that Centers will need to access any amount of a $3.0 million completion guarantee (thus representing that the Project is “Out of Balance”), which has been funded by the Term Loan, to complete the Project on time and on budget and (ii) the Company and Centers have not raised new equity to replace the $3.0 million completion guarantee and thereby cancel the Company Warrants at any time from the closing until 30 days after the Project is determined to be Out of Balance, the Company Warrants shall become exercisable at $0.20. If the Company is successful at raising new equity to replace the completion guarantee, the $3.0 million shall be used to prepay the Term Loan at par upon receipt of such proceeds. Similarly, if the Company is able to complete the Project on time without going Out of Balance, the completion guarantee will be canceled upon the Opening Date and the $3.0 million shall be used to prepay the Term Loan at par and the Company Warrants will be cancelled.

The Company did not account for the warrants at the time of issuance because of the contingencies on the warrants becoming exercisable for either Centers or the Company. The Company warrants will only be valid if the Company needs to access any of amount of the $3.0 million completion guarantee which was funded by the Term Loan to complete the project on time. Even then, the Company would have the right to raise new equity to replace the completion guarantee and the warrants would be canceled. The Company did not access the $3.0 million. Therefore, the Company has determined that the Company warrants have been cancelled.

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

C.	STOCK OPTIONS AND WARRANTS (CONTINUED)

The Centers’ Warrants were originally evaluated not only on the contingencies associated with the warrants but the ability to determine the fair value of any potential liability. Centers is not publically traded and once a Trigger Event occurs, the Credit Agreement specifically dictates how the value (if any) of Centers is to be determined. In evaluating any potential liability due to the warrants the financial condition of Centers was reviewed. The fair value (if any) of the Center Warrants could not be reasonably estimated and there was not a reportable liability as of December 31, 2011. During 2012, Management estimated the value of the warrants at $4,403,666 as of December 31, 2012. Management has estimated the value of such warrants based on the purchase price stipulated in the stock agreement entered into on November 25, 2012 (Note L) but is currently negotiating the redemption value of such warrants with the Lenders. The final redemption amount of these warrants could be significantly different than the one estimated.

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

The assumptions used during 2012 and 2011 to value the Company's stock options and warrants were as follows:

				Expected
Number	Risk			Term
Of	Free	Expected	Expected	(in	Expected
Options	Rate	Forfeitures	Volatility	years)	Dividends
362,500	0.30%	50.00%	49.37%	1	None
30,000	0.26%	50.00%	49.37%	1.3	None
362,500	0.17%	50.00%	62.90%	1	None
826,250	0.63%	50.00%	66.26%	4.8	None

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Prices	Term	Value
Outstanding, beginning of year	906,250	$8.63	0.56	$-
Granted	826,250
Exercised	-
Forfeited	-
Expired	(886,250)	8.76

Outstanding, end of year	846,250	8.15	4.16	-

Options and warrants exercisable,
end of year	846,250	8.15	4.16	-

Fully vested share options, end
of year	846,250	$8.15	4.16	$-

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

C.	STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the status of the Company's nonvested shares as of December 31, 2012 and changes during the year ended December 31, 2012, is presented below.

		Weighted-Average Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2012	-	$-
Granted	826,250	$0.11
Vested	(826,250)	$0.11
Forfeited	-	$-
Nonvested at December 31, 2012	-	-

The number of shares of common stock reserved for issuance upon the exercise of fixed conversion rights, options and warrants was 2,228,883 and 1,541,325 at December 31, 2012 and 2011, respectively.

During 2012 and 2011, no options were exercised.

The weighted average grant date fair value of options and warrants granted during the years ended December 31, 2012 and 2011, was $.11 and $0.23, respectively.

D.	TAXES ON INCOME, HANDLE AND ADMISSIONS

At December 31, 2012, the Company had tax net operating loss (NOL) carryforwards of approximately $61,585,000 available to offset future taxable income. These NOL carryforwards expire twenty years from the year in which the losses were incurred or at various intervals through fiscal 2032. A significant portion of these NOLs are related to Florida Gaming Centers, Inc. and will be transferred to the buyer in connection with the pending sale (Note L).

Any deferred tax assets arising from differences from taxable income and financial reporting income are deemed to be offset by an allowance in an equal amount due to the uncertainty of future taxable income. Due to the losses incurred in 2012 and 2011, no income tax benefit has been recorded in either year.

The components of the Company’s deferred tax asset/liability are as follows:

	2012	2011

Deferred tax asset:
Net operating loss carryforwards	$20,938,633	$14,551,257
Alternative minimum tax credit carryforward	3,189	3,189
Real estate valuation reserve	8,863	8,863
Stock options and warrants	1,780,356	251,063
Charitable contributions	18,992	16,878
Total deferred tax assets	22,750,033	14,831,250
Deferred tax liability:
Difference in depreciation methods	(286,214)	(67,087)
Net deferred tax asset before valuation allowance	22,463,819	14,764,163
Less: Valuation allowance	(22,463,819)	(14,764,163)

Net deferred tax assets	$-0-	$-0-

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

D.	TAXES ON INCOME, HANDLE AND ADMISSIONS (CONTINUED)

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

As of December 31, 2012, unused credits available for recovery under the permit held by Miami Jai-Alai and Summer Jai-Alai totaled $2,353,301 and $1,220,208, respectively.

E.	RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching. The Company’s costs for matching employee contributions totaled $43,100 and $38,300 during 2012 and 2011, respectively.

F.	RELATED PARTY TRANSACTIONS

Reference is made to Note I for details of the Company’s transactions with Summer Jai-Alai.

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

The Company expensed $780,000 in both 2010 and 2009 to Freedom Financial Corporation for the management services of the Company’s Chairman and CEO. None of these fees were paid in either year and at December 31, 2010 there remained $1,560,000 accrued for these services on the balance sheet. The Company expensed an additional $195,000 for the first three months of 2011. On April 25, 2011, the Company entered into a promissory note with Freedom for payment of these accrued services and $150,000 of accounts payable due to Freedom Financial Corporation. The note has a current balance of $2,105,744 (Note H), all interest payments to be paid in kind, and is due and payable on October 25, 2016.

On November 1, 2008, Centers refinanced a note held by Freedom Financial through a new note with Freedom Holding, Inc., the parent company of Freedom Financial. On April 25, 2011, the Company entered into a modification, assignment and assumption agreement with Holding. The agreement released Centers from the obligations thereunder and accepted Florida Gaming Corporation as the new borrower. The maturity date was extended to at least October 25, 2016 and converted all interest payments to be paid in kind. The current balance of the note is $1,850,162 and all interest is paid in kind. In 2012, the Company made a payment of $100,322 on the note.

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

F.	RELATED PARTY TRANSACTIONS (CONTINUED)

On April 25, 2011, the Board of Directors of the Company promoted W. Bennett Collett, Jr. (B. Collett) from President and Chief Operating Officer of the Company and Centers to President and Chief Executive Officer of the Company and Centers.

In connection with B. Collett’s promotion, he entered into an employment agreement with Centers, which generally provides for the following: (i) an initial term beginning on March 31, 2011 and ending on December 31, 2016, with automatic 12-month extensions thereafter unless earlier terminated, (ii) an annual base salary of $300,000 and (iii) subject to the discretion of the Board of Directors, an annual bonus beginning in calendar year 2012 not to exceed 50% of the base salary. In addition, B. Collett entered into an Employee Bonus Compensation Restriction Agreement (the “Restriction Agreement”) with the Administrative Agent, which restricts the bonus payments that may be made under the B. Collett Employment Agreement upon the occurrence of an event of a default or default under the Credit Agreement.

In connection with B. Collett’s promotion, Mr. W. B. Collett, Sr. (W. Collett) retired as Chief Executive Officer of the Company, but continued in his roles as Chairman and a Director of the Company. W. Collett will also provide consulting services to the Company on a going-forward basis through Freedom Financial under a Consulting Agreement between Freedom and the Company (the “Freedom Consulting Agreement”). The Freedom Consulting Agreement is for a term beginning on April 25, 2011 and ending on December 31, 2017 and provides for fees paid by the Company to Freedom in an amount that may vary between $300,000 and $450,000 annually, depending on the financial performance of the Company. In 2012, W. Collett was paid $50,000 for these services by the Company. The Freedom Consulting Agreement generally provides that (i) the maximum number of hours of consulting work that Freedom may cause W. Collett to perform for the Company is 500 hours, (ii) any compensation under the Freedom Consulting Agreement is subject to certain representations, warranties and covenants made under the Credit Agreement is subject to certain representations, warranties and covenants made under Credit Agreement, (iii) and the Freedom Consulting Agreement may be terminated by either party without cause upon 90 days written notice.

Reference is made to Note H regarding the Chairman’s guarantee of the Company’s debt with Freedom Financial Corporation and the related compensation to the Chairman.

On June 15, 2011, the Company loaned Freedom Holding, a related party, $54,836. Freedom Holding repaid the note on September 20, 2011.

G.	COMMITMENTS AND CONTINGENCIES

Leases:

The Company rents totalizator equipment (Scientific Games now Sportech) at each fronton under operating leases. The totalizator leases required a minimum annual rental at the Miami and Ft. Pierce locations through October 31, 2008, but are subsequently being leased on a month-to-month basis. Additionally, transmission of the Miami Jai-Alai signal requires the use of a satellite uplink simulcasting service which requires a fee of five hundred dollars ($500.00) per performance. Total totalizator rental expense and other equipment rental under operating leases for the year ended December 31, 2012 and 2011 was approximately $104,000 and $129,000, respectively. In addition, the Company entered into various operating leases for slot machines. Rental expense for the slot machines was $3,381,478 for the year ended December 31, 2012. There were no such leases during 2011.

Minimum future annual lease payments at December 31, 2012 are as follows:

Year Ending December 31,
2013	$773,000
2014	379,000
2015	7,000
$1,159,000

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

G.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Concentration of Deposits:

The Company maintains significant cash balances in demand deposit accounts that are non interest bearing accounts. All funds in a “noninterest-bearing transaction account” are insured by the Federal Deposit Insurance Corporation from December 31, 2010 through December 31, 2012, under the FDIC’s general deposit insurance rules.

Dependence on Certain Vendors:

The Company depends on Sportech, a leading supplier of pari-mutuel wagering systems, to provide the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data accurately and in a secure manner. If Sportech failed to properly maintain their computer systems and software, it could affect the security of wagering and the Company’s ability to serve its customers. The Company also depends on Ballys Technologies, a leading supplier of slot gaming systems, to provide the computer systems that accumulate wagers, calculate payoffs and display wagering data accurately and in a secure manner. If Ballys failed to properly maintain their computer systems and software, it could affect the security of wagering and the Company’s ability to serve its customers

Settlement Agreement with Miami-Dade County:

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

On June 16, 2011, the Company completed Phase II of the purchase of the approximately 8.67 remaining acres for $13,393,716. Phase II was to close no later than 60 days after the United States Corps of Engineers released the property free and clear of environmental contamination. The Corp of Engineers released the property free and clear of environmental contamination and on June 16, 2011, the Company and the County consummated the final closing on the remaining 8.67 acres of the undeveloped property. At the final closing, the Company made a down payment of $1,339,371, representing 10% of the purchase price of the remaining 8.67 acres, and the County issued a new promissory note for $12,054,344 (the “Note”) representing the remaining amount owed by the Company on the 8.67 acres of Undeveloped Property which were the subject of the Final Closing. The Note is for 15 years, with an interest rate of 7.25%. The Company deferred its payments until the date slot machine operations were initiated by the Company and a lump sum payment was made at that time.

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

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

G.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Political Action Committee:

In February, 2005, the Company agreed to contribute to a political action committee (“PAC”) formed by South Florida gaming interests (Floridians for a Level Playing Field) seeking passage of a statewide legislative initiative and local referenda to expand gaming rights to include “slots” in Miami-Dade County, Florida. Pursuant to that contribution agreement, the Company was contingently committed to the payment of $3,550,000 to the PAC as its share of the cost of the initiative. The contingent commitment became binding upon the Company ten days after the Company began slot machine operations on January 23, 2012 at its facility. This amount was accrued as a payable in 2011. The Company satisfied this obligation during 2012.

Litigation:

Florida Gaming Centers, Inc. vs. FDBPR and South Florida Racing Association, LLC:

On September 30, 2010, W. Flagler and Florida Gaming Centers filed a constitutional challenge regarding the enactment of changes to Florida Statutes in Chapter 551 that purport to enable the expansion of slot machine games in Miami-Dade County to the site of Hialeah Park. The challenge alleges the Statutory Amendment conflicts with the Constitutional Provision, Article X, Section 23 in numerous ways. In December 2010, FDBPR and South Florida Racing Association, LLC were granted a partial summary judgment in regards to the suit. The Company appealed the ruling and on October 6 a state appeals court in Tallahassee, FL upheld a lower court ruling that allow Hialeah Park to have a casino with Las Vegas-style slot machines. In an opinion filed October 6, 2011, the First District Court of Appeal, State of Florida reaffirmed the constitutionality of the legislature’s 2009 amendment to Section 551.102(4) Florida Statutes, which expanded the scope of entities authorized to conduct slot machine gaming in Florida. The Company believes this decision is contrary to the 2004 ballot initiative and has engaged the firm Hopping, Green and Sams to continue the appeal process. The Company remains an appellant in the Action.

ABC Funding, LLC v. Florida Gaming Centers, Florida Gaming Corp., et. al.:

On September 5, 2012, ABC Funding, LLC (“ABC”) brought suit against Florida Gaming Centers (“Centers”) and Florida Gaming Corp. (“Corp.”) alleging that Centers and Corp. are in default under an April 25, 2011 Credit Agreement entered into between them and ABC.

In the suit, ABC is attempting to foreclose upon the assets of Centers and Corp. The lawsuit contains the following counts: Breach of the Credit Agreement, Breach of Guaranty, Mortgage Foreclosure, Foreclosure of Security Interests and seeks the Appointment of a Receiver to run Casino Miami Jai Alai. On November 2, 2012, the court entered an order appointing David Jonas as Temporary Receiver in charge of Casino Miami Jai Alai’s operations, and the court later named Mr. Jonas as the receiver for the pendency of the suit.

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

G.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

On October 31, 2012, Centers and Corp. filed a counter-claim against ABC for breach of the Credit Agreement, breach of the implied covenant of good faith and fair dealing, aiding and abetting the breach of a fiduciary duty and fraud in the inducement. Centers and Corp. also filed third party complaints against Innovation Capital, LLC (“Innovation”); James Freeland; Matthew Sodl; Steven Rittvo; Kevin Schieble; Summit Partners, LP; and Summit Master Company, LLC. (See Note L.)

ABC Funding, LLC v. Florida Gaming Centers and Florida Gaming Corp.:

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

On October 31, 2012, Centers and Corp. filed a counter-claim against ABC for breach of the Credit Agreement, breach of the implied covenant of good faith and fair dealing, aiding and abetting the breach of a fiduciary duty and fraud in the inducement. Centers and Corp. also filed third party complaints against Innovation Capital, LLC (“Innovation”); James Freeland; Matthew Sodl; Steven Rittvo; Kevin Schieble; Summit Partners, LP; and Summit Master Company, LLC. Centers and Corp. anticipate that they will amend the counterclaim against ABC and dismiss without prejudice the third party complaint, as the same causes of action are currently pending in Miami-Dade County.

Coby Jacobs v. Florida Gaming Corporation, W. Bennett Collett, W. Bennett Collett, Jr., George Galloway, Jr., William Haddon, Florida Gaming Centers and Silvermark, LLC:

On December 11, 2012, Jacobs, a shareholder of Florida Gaming Corp. (“Corp”), filed a class action suit alleging W. Bennett Collett, W. Bennett Collett, Jr., George Galloway, Jr., and William Haddon (deceased), as directors of Corp., breached their fiduciary duties with respect to entering into a Stock Purchase Agreement with Silvermark, LLC. The suit also alleged Florida Gaming Centers, Corp. and Silvermark, LLC aided and abetted these breaches. The Defendants denied all allegations of wrongdoing and moved to dismiss the complaint. No class was certified, and the suit has since been resolved and the parties expect an order of dismissal to be entered in the near future.

Florida Gaming Centers and Florida Gaming Corp. v. Innovation; James Freeland; Matthew Sodl; Steven Rittvo; Kevin Schieble; Summit Partners, LP; and Summit Master Company, LLC:

On February 11, 2013, Florida Gaming Centers (“Centers”) and Florida Gaming Corp. “(Corp.”) sued Innovation Capital, LLC (“Innovation”); James Freeland; Matthew Sodl; Steven Rittvo; Kevin Schieble; Summit Partners, LP; and Summit Master Company, LLC.  The complaint contains six counts: Count I for breach of fiduciary duty against Innovation; Count II for breach of fiduciary duty against Sodl, Rittvo and Schieble; Count III for aiding and abetting a breach of fiduciary duty against Freeland, Summit Partner, LP and Summit Masters Company, LLC; Count IV for fraud in the inducement against Innovation; Count V for fraud in the inducement against Freeland, Summit Partners, LP and Summit Master Company, LLC; and Count IV for civil conspiracy against Innovation, Freeland, Summit Partners, LP and Summit Master Company, LLC.  The claims arise out of the defendants’’ conduct in negotiating and inducing Centers and Corp. to sign the April 25, 2011 Credit Agreement with ABC Funding, LLC.  The defendants have not yet been served with the summons and complaint.

Herbert Silverberg v. W. Bennett Collett, W. Bennett Collett, Jr., George Galloway, Jr., Freedom Holding, Inc. Silvermark, LLC and Florida Gaming Corporation (Nominal Defendant):

On February 8, 2013, Silverberg, a shareholder of Florida Gaming Corp. (“Corp.”), filed a suit alleging W. Bennett Collett, W. Bennett Collett, Jr., and George Galloway, Jr., as directors of Corp., breached their fiduciary duties with respect to entering into a Stock Purchase Agreement with Silvermark, LLC and wasted corporate assets.  The suit also alleged Silvermark, LLC aided and abetted these breaches.  The suit also alleges Corp. failed to hold an annual meeting.  The Defendants have not yet responded to the suit but deny all allegations of wrongdoing and intend to vigorously defend the suit.

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

G.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

ABC Funding, LLC v. Florida Gaming Centers, Florida Gaming Corp., et. al.:

On February 20, 2013, Centers and Corp. filed an amended counterclaim against ABC. ABC has yet to respond to that suit. On February 11, 2013, the court dismissed without prejudice the third party complaint and on that same day, Centers and Corp. filed a separate lawsuit against Innovation; James Freeland; Matthew Sodl; Steven Rittvo; Kevin Schieble; Summit Partners, LP; and Summit Master Company, LLC alleging similar causes of action to those set forth in the third party complaint.

Other Suits:

The Company is also a defendant in routine litigation arising in the ordinary course of business

H.	NOTES PAYABLE AND LONG TERM DEBT

The Company's notes payable and long-term debt comprised the following at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Current	Long-Term	Current	Long-Term

Credit agreement dated April 25, 2011 secured by a first security interest in all tangible and intangible assets of Centers and each guarantor under the term loan. The net proceeds of the term loan are $83,520,000, and bears interest at a rate varying between 15.75% and 16.50%. The term loan, which is in default, nominally matures on April 25, 2016.	$83,770,862	$-	$87,000,000	$-

Note payable to Freedom Holding, Inc. dated November 1, 2008, unsecured with all principal and interest due September 1, 2009. Interest rate is 10.0% per annum. Note refinanced with maturity extended through September 1, 2011. Modified on April 25, 2011 and extended until October 25, 2016.	-	1,850,162	-	1,767,490

Note payable to Freedom Financial Corporation dated April 25, 2011, subordinate to the credit agreement, with interest payable at 6% per annum beginning May 1, 2011. Principal payable in full on October 25, 2016.		2,105,744	-	1,983,087

Note payable to Miami-Dade County dated March 30, 2009, secured by a mortgage and security agreement on a portion of the Company’s Miami real estate and payable in installments of principal plus interest over a 15 year amortization period ending April 1, 2024. Interest rate is 7.25% per annum.	186,444	2,396,388	173,531	2,546,636

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

H.	NOTES PAYABLE AND LONG TERM DEBT (CONTINUED)

	December 31, 2012		December 31, 2011
	Current	Long-Term	Current	Long-Term

Note payable to Miami-Dade County dated June 16, 2011 (Phase II), secured by a mortgage on a portion of the Company’s Miami real estate and payable in installments at principal plus interest over a 15-year amortization period beginning the earlier of June 15, 2012, or the date upon which slot machine operations are initiated by the Company. Interest rate is 7.25% per annum.	954,857	10,834,420	705,335	11,349,010

Notes payable to private financiers, Stuckert and Howell, as part of a credit agreement dated August 14, 2009, with interest and principal outstanding convertible into the Company’s $.20 par common stock at $6.00 per share, maturing December 31, 2009. Interest rate is 24% per annum. Modified on April 25, 2011 and extended until at least October 25, 2016.	-	1,986,924	-	1,565,668

Note payable to Construct Design, Inc. dated December 9, 2010, unsecured, with a maturity date of January 31, 2011. Interest rate is 12% per annum. Note modified on April 25, 2011 and extended until April 25, 2016. This note was assigned to Mr. Rodriguez on April 11, 2012	-	1,140,568	-	509,272

Note payable to Andrea S. Neiman dated April 25, 2011, with a maturity date of October 25, 2016 with interest payable in kind or in cash at a rate of 15% per annum.	-	158,776	-	139,872

	$84,912,163	$20,472,982	$87,878,865	$19,861,036

The maturities of the Company’s long-term debt for the five years subsequent to December 31, 2012 are as follows: $84,912,163 in 2013; $714,888 in 2014; $768,475 in 2015; $8,081,645 in 2016; $903,063 in 2017; and $10,004,911 thereafter.

The weighted average interest rate on short-term borrowings was 15.75% and 15.6% for the years ending December 31, 2012 and 2011, respectively. The average amount of short-term borrowings totaled approximately $85,385,431 and $62,554,989 for the years ended December 31, 2012 and 2011, respectively.

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

H.	NOTES PAYABLE AND LONG TERM DEBT (CONTINUED)

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

The Credit Agreement provides for an $87,000,000 senior secured term loan (the “Term Loan”) that will mature on April 25, 2016. The Term Loan was issued at a price of 98.0% and will generally bear interest at a rate varying between 15.75% and 16.50%. The net proceeds of the Term Loan were $83,520,000, after deducting fees and discounts to the Lenders related to the transaction. Such fees and discounts totaled $3,480,000 and are being amortized over five years, the life of the loan, along with additional financing costs of approximately $3,518,000 related to the loan.

The Company used the net proceeds from the Term Loan to fund capital expenditures, for working capital and general corporate purposes. The capital expenditures encompass the expansion project at the Company’s Miami Jai-Alai fronton, which included the development of a casino floor featuring approximately 1,000 new slot machines that complement the existing poker tables; upgraded food, beverage service and entertainment amenities; a renovated Jai-Alai venue; and approximately 1,500 surface parking spaces (the “Project” or “The Casino at Miami Jai-Alai”).

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

At December 31, 2012 and 2011, the Company was in default of the credit agreement due to the violation of certain covenants unrelated to payment or operating matters. Events of default, unless waived by the Lenders, shall allow the Lenders to (i) terminate the Lenders’ Commitments, and thereupon the Commitments shall terminate immediately, and (ii) declare the loans then outstanding to be due and payable in whole (or in part, in which case any principal not so declared to be due and payable may thereafter be declared to be due and payable), and thereupon the principal of the Loans so declared to be due and payable, together with accrued interest thereon and all fees and other Obligations accrued hereunder and under the other Loan Documents, shall become due and payable immediately, without presentment, demand, protest or other notice of any kind, all of which were waived by the Company; and in case of any event with respect to the Company, the Commitments shall automatically terminate and the principal of the Loans then outstanding, together with accrued interest thereon and all fees and other Obligations accrued hereunder and under the Loan Documents, shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of which were waived by the Company. Accordingly, all of the debt associated with the Credit Agreement is classified as a current liability in the accompanying consolidated balance sheets as of December 31, 2012 and 2011.

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

H.	NOTES PAYABLE AND LONG TERM DEBT (CONTINUED)

On July 25, 2012, there was a $3,229,127 principal paydown from the amounts on deposit in the completion reserve account and interest reserve account. The principal balance owed on the note was reduced to $83,770,862. On July 31, 2012, the Company was required to make a $2,362,408 principal payment. The Company did not make the required principal payment and on August 9, 2012, the Company and Centers, received a Notice of Acceleration of all Obligation and Note of Demand on Credit Party Guaranty. The interest rate increased to 17.75% due to the events of default. As of December 31, 2012 and 2011, the Company has accrued interest and other fees owed to the Lenders of $1,951,118 and $1,141,875, respectively.

On September 5, 2012 two complaints were filed against the Company and its wholly owned subsidiaries, Centers and Tara Club Estates, Inc. (“Tara Club”). In its complaint, ABC Funding seeks to enforce the Guaranty and to foreclose on the collateral secured by the St. Lucie mortgage, the Pledge Agreement and the Trust Assignment.

On October 18, 2012, ABC Funding, LLC, on behalf of certain of Center’s lenders, filed motions requesting the immediate appointment of David S. Jonas as receiver to take operational control of Centers. ABC Funding filed the motions as Administrative Agent for the lenders under Centers’ primary credit facility, alleging that the appointment of a receiver was necessary to protect certain property that was pledged to the lenders under the credit facility. The motions were filed in connection with lawsuits previously filed by ABC Funding. (See Note G.)

In its complaints, ABC Funding alleged numerous defaults and other violations of the credit agreement and other loan documents against the Company and Centers. ABC Funding is seeking: (i) an award of damages in excess of $84,000,000 against Centers for breach of the credit agreement; (ii) enforcement of the Guaranty against the Company, including an award of damages in excess of $84,000,000; (iii) to foreclose on the collateral secured by the Miami mortgage, the St. Lucie mortgage, the Pledge Agreement and the Trust Assignment, including, certain real property owned by Centers and the Land Trust in Miami-Dade County, Florida and in the St. Lucie, Florida; and (iv) the appointment of a receiver.

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

Isle of Capri

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

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

H.	NOTES PAYABLE AND LONG TERM DEBT (CONTINUED)

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

Freedom Financial

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

Miami-Dade County

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

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

H.	NOTES PAYABLE AND LONG TERM DEBT (CONTINUED)

On June 16, 2011, the Company and the County consummated the final closing on the remaining 8.67 acres of the undeveloped property (Phase II). At the final closing, the Company made a down payment of $1,339,371, representing 10% of the purchase price of the remaining 8.67 acres, and the County issued a new promissory note for $12,054,345 representing the remaining amount owed by the Company on the 8.67 acres of undeveloped property which were the subject of the closing. The Note is for 15 years, with an interest rate of 7.25%. The Company deferred its payments until the date upon which slot machine operations were initiated by the Company and a lump sum payment was made at that time.

Stuckert and Howell

On February 22, 2009, the Company executed a note payable to a party in settlement of a lawsuit. The note is unsecured and bears interest at 7.0%. Payments of interest are due monthly with all remaining unpaid principal and interest due February 1, 2011. As of December 31, 2010, this note was in default and the Company was attempting to negotiate an extension. On May 12, 2011, the Company paid the principal on the note of $200,000 plus accrued interest of $10,286. On August 14, 2009, the Company entered into a Memorandum of Agreement (the “Agreement”) with Solomon O. Howell (“Howell”) and James W. Stuckert (“Stuckert,” and collectively with Howell, the “Lenders”) pursuant to which the Lenders may advance cash (each an “Advance”, and collectively the “Advances”) to the Company up to a maximum aggregate amount of $1,000,000.

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

Nurmi Properties LLC

On December 11, 2009, the Company executed a $500,000 note payable to Nurmi Properties, LLC and Robinette Investments, LLC (collectively “Nurmi”). The note was secured by a mortgage and security agreement on the Company’s Miami facilities as well as an assignment of rents and leases and bore interest at 13.0% per annum. Payments of interest only were due monthly with all interest accrued and unpaid as well as all principal due December 11, 2010. The note also contained a demand clause and late payment penalties of 5.0% of the late payment if the Company was found to be in default. The Company modified the note by borrowing additional amounts in 2010. On May 12, 2011, the Company paid Nurmi the principal on the note of $985,000 plus accrued interest of $78,268.

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

H.	NOTES PAYABLE AND LONG TERM DEBT (CONTINUED)

Hamilton State Bank

The Company’s mortgage note payable to Hamilton State Bank dated December 18, 2006 secured by Lot 28B at Tara matured November 17, 2009. The Company failed to repay the note at that time and the lender refused to extend the note. The note was in default at December 31, 2010. The bank had filed a foreclosure action in the state of Georgia. On May 13, 2011, the Company paid Hamilton State Bank the principal on the note of $36,691 plus accrued interest and attorney fees of $9,798.

H2C, Inc.

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

Construct Design, Inc.

On December 9, 2010, the Company executed a $400,000 Promissory Note to Construct Design, Inc. The note is unsecured. The note bears interest at 12% per annum and was due in full on January 31, 2011.

On April 25, 2011, the Company and Florida Lemark/Construct Design entered into an Amendment and Restatement, Assignment and Assumption Agreement (the “Agreement”) whereby the Promissory Note (“Note”) in the principal amount of the $446,000 effective December 9, 2010, has been amended to (i) upon substantial completion of the project in accordance with the construction contract, to increase the outstanding principal of the original note to $1,000,000, (ii) at the Company’s option permit interest to be paid in-kind instead of in cash and (iii) subordinate the obligations under the Agreement to those under the Credit Agreement. The note matures on April 25, 2016. On April 11, 2012, the Company entered into an Assignment of Amendment and Restatement, Assignment and Assumption Agreement and assigned the Note to Eduardo and Linda Rodriguez.

Freedom Financial Corporation

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

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

H.	NOTES PAYABLE AND LONG TERM DEBT (CONTINUED)

Andrea S. Neiman

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

AGS Capital, LLC

On January 26, 2011, the Company entered into a Loan and Security Agreement with City National Bank of Florida as trustee under its land trust number 5003471 dated January 3, 1979, and AGS Capital, LLC pursuant to which AGS Capital, LLC loaned the Company $1 million, payable in two equal tranches of $500,000, and the Company issued the Lender a promissory note in the original principal amount of $1 million. On May 12, 2011, the Company paid AGS Capital, LLC the principal on the note of $1,000,000 plus accrued interest of $31,129.

I.	SUMMER JAI ALAI

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

Under the terms of an Amended and Restated Permit Use Agreement (“APUA”), commencing on October 1, 2010, the Company will conduct at its own risk and benefit the minimum number of live performances required to ensure that the Summer Permit remains eligible to conduct all gaming activities authorized by Florida Law. The Company and the Summer Partnership have entered into a separate lease agreement with the same terms as the APUA, wherein the Company has agreed to lease common area facilities at the Miami fronton required for the conduct of live jai-alai games for $7,500 per performance, capped at 115% of the minimum number of performances required by Florida Statutes. The APUA terminates the earlier of seven years after the Company commences as a slot machine gaming facility, or the 21st anniversary of the commencement date. Additionally, the Summer partners have the option to terminate the lease with 30 days’ notice to the Company. The Company recognized $520,000 and $705,000 of rental income during the years ended December 31, 2012 and 2011, respectively.

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

J.	REAL ESTATE HELD FOR SALE

The Company’s Tara subsidiary holds six residential lots called Tara Club Estates (collectively, “Tara” or the “Properties”), all of which are situated in Loganville, Walton County, Georgia. The carrying value of these lots is as follows:

	2012	2011
Real estate held for sale
Carrying value of real estate held for sale (six lots)	$260,069	$260,069
Reserve for losses on sale of real estate	(26,069)	(26,069)
	$234,000	$234,000

In accordance with ASC Topic 360-10-05 “Impairment or Disposal of Long-lived Assets” the Company periodically evaluates and adjusts its reserve for losses on its property held for sale. Activity in the reserve for 2012 and 2011 was as follows:

	2012	2011
Allowance for losses on property held for sale
Balances, January 1	$26,069	$26,069
Provision for losses	-	-
Charges to the reserve	-	-
	$26,069	$26,069

The Company has completed its development activities and will expend no additional resources to further develop its properties. Accordingly, future expenses incurred related to these properties will be expensed as incurred.

The Company’s real estate development activities comprise a separate segment of its operations.

K.	HANDLE

Pari-Mutuel handle for years ending December 31, 2012 and 2011 is as follows:

	2012	2011
HANDLE
Live Jai-Alai	$6,727,986	$8,343,517
ITW-Host	6,075,359	8,677,541

Total Pari-Mutual Handle	$12,803,345	$17,021,058

Since 2005, the Company has operated Summer Jai-Alai (Summer) as a division of the Company. Accordingly, all handle, income and expenses from Summer’s operations are included in the Company’s consolidated financial statements for the years ending December 31, 2012 and 2011 (see Note I). The Company’s Florida Gaming Centers and Summer Jai-Alai handle and operations are reported under separate licenses to the State of Florida.

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

L.	SALE OF FLORIDA GAMING CENTERS, INC.

On November 25, 2012, the Board of Directors of the Company unanimously approved the Company’s sale of its wholly owned subsidiary, Florida Gaming Centers, Inc. (“Center”). The Company entered into a Stock Purchase Agreement (the “SPA”) for the sale of Centers to Silvermark LLC (“Silvermark”) for $115 million plus the assumption of certain liabilities of Centers associated with two mortgages held by Miami-Dade County. Centers constitutes the Company’s only operating asset.

The $115 million cash purchase price, which is subject to adjustment as described in the SPA, will be used to fund the repayment of Centers’ other outstanding indebtness, including but not limited to approximately $87 million credit facility and other debt totaling approximately $10.5 million. Silvermark will assume Centers’ post-closing obligations under a Settlement Agreement with Miami-Dade County, Florida pertaining to a parking lot that is adjacent to Centers’ Miami facility which is subject to notes and mortgages totaling approximately $15 million. Additionally, $7.5 million of the purchase price will be held in escrow for up to three years to indemnify Silvermark LLC against obligations of the Company after the closing. The Company expects to use any net cash proceeds from the transaction, after the repurchase of warrants for 35% of Centers’ equity held by lenders under Centers’ credit facility and the debt reduction described above, to pay transaction-related expenses and for other purposes.

The results of the discontinued operations were as follows for the years ended December 31:

	2012	2011
Net Revenues	$45,455,611	$8,098,015

Operating expense	36,499,101	11,366,207
General and administrative expense	6,361,942	2,668,900

Net operating income (loss)	2,594,568	(5,937,092)

Interest Expense	24,181,558	10,750,016

Other Income (expense)	368,166	(3,304,365)

Net Loss	$(21,218,824)	$(19,991,473)

The proposed transaction was approved by the Company’s stockholders on February 25, 2013, and must be approved by customary regulatory approvals, including in part Silvermark’s receipt of a Florida gaming license. The transaction is also conditioned on Centers’ receipt of an order from the court in the Company’s litigation in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida either (i) approving of Centers’ entry into the transaction or (ii) ruling that the court’s approval of Centers’ entry into the transaction is not required.

The SPA triggered the redemption of certain warrants that were granted to the Company’s lenders in connection with the financing (Note H). Management has estimated the value of such warrants based on the language of the warrants agreement, but it currently in negotiations with the lender in order to arrive at a final value. The final value of such warrants could be significantly different than the one management has estimated at December 31, 2012.

Under the Stock Purchase Agreement, the Company and Centers must pay Silvermark a termination fee of $2.5 million plus reimbursement for costs and expenses incurred by Silvermark in connection with the proposed transaction if Silvermark terminates the agreement because of a breach by the Company or Centers of any representation, warranty, covenant or other agreement contained in the SPA or if the Company terminates the agreement to enter into a superior proposal or acquisition proposal (as those terms are defined in the SPA).

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

L.	SALE OF FLORIDA GAMING CENTERS, INC. (CONTINUED)

The Company’s stockholders are not expected to receive any consideration upon the consummation of the transaction. In addition, $7.5 million of the purchase price will be placed in escrow for up to three years to indemnify Silvermark against obligations of the Company after the closing. Pursuant to the Indemnification Escrow Agreement, the escrow agent will release $70,000 per month to the Company as long as there are no outstanding claims for indemnification or outstanding Excluded Liabilities or Excluded Litigation with unspecified Losses or Potential Losses or until the escrow amount reaches $5,000,000. If the Company receives the $70,000 monthly payment, management expects to use those proceeds to continue operations during the escrow period and for payment of ongoing expenses.

M.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2012	2011

Accounts Payable	$4,391,837	$15,642,113
Accrued interest	2,878,402	1,685,717
Accrued dividends	2,132,468	1,673,438
Accrued profesional fees	1,979,031	966,774
Accrued gaming taxes	1,808,300	124,551
Other payable and accrued expenses	1,397,056	571,288
Accrued legislative initiatives	-	3,550,000
	$14,587,094	$24,213,881

N.	FAIR VALUE MEASUREMENTS

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

FLORIDA GAMING CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

N.	FAIR VALUE MEASUREMENTS (CONTINUED)

Assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2012

			Internal
		Quoted	models with	Internal models
	Total	market	significant	with significant
	carrying	prices in an	observable	unobservable
	value on	active	market	market
	balance	market	parameters	parameters	Total Gains
	sheet	(Level 1)	(Level 2)	(Level 3)	(Losses)

Real Estate Held For Sale	$234,000	$-	$234,000	$-	$(26,069)

Total assets at fair value	$234,000	$-	$234,000	$-	$(26,069)

Warrants Liability	$-	$-	$-	$(4,403,666)	$(4,403,666)

Total liabilities	$-	$-	$-	$(4,403,666)	$(4,403,666)

The table below sets forth a summary of changes in the fair value of the Company’s level 3 liabilities for the year ended December 31, 2012.

Level 3 Liabilities
Warrants liability
Balance, beginning of year	-
Change in fair value of warrants	(4,403,666)
Balance, end of year	$(4,403,666)

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2011

Internal
		Quoted	models with	Internal models
	Total	market	significant	with significant
	carrying	prices in an	observable	unobservable
	value on	active	market	market
	balance	market	parameters	parameters	Total Gains
	sheet	(Level 1)	(Level 2)	(Level 3)	(Losses)

Real Estate Held For Sale	$234,000	$-	$234,000	$-	$(26,069)
Total assets at	$234,000	$-	$234,000	$-	$(26,069

In accordance with the provisions of ASC Topic 360-10-05 the Company periodically evaluates and adjusts its real estate held for sale for impairment. Fair value is determined based on recent sales of similar property. The Company maintained a reserve for loss of $26,069 on its real estate held for sale as of December 31, 2012 and 2011.

ASC Topic 820 also requires disclosure of assets and liabilities measured at fair value on a recurring basis. The Company measured no assets or liabilities at fair value on a recurring basis as of December 31, 2012 or 2011.

