Form 10-Q
period 2013-03-31
FLORIDA GAMING CORP
filed 2013-05-20
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

As of May 14, 2013, there were 4,037,293 shares of the Registrant’s common stock outstanding.

FLORIDA GAMING CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Part 1. Financial Information

FLORIDA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
Current assets:
Cash and cash equivalents (Note 3)	$5,759,562	$4,859,302
Receivables, net	372,773	240,117
Inventory (Note 3)	47,545	53,523
Prepaid expenses	856,428	1,148,694
Total current assets	7,036,308	6,301,636

Property, plant and equipment, at cost:
Land	21,210,998	21,210,998
Building and improvements	30,335,212	30,335,212
Furniture and equipment	19,046,179	19,046,179
Construction in progress	29,337	0
	70,621,726	70,592,389
Less accumulated depreciation	(8,935,124)	(8,059,284)
Net property, plant and equipment	61,686,602	62,533,105
Real estate held for sale (net)	234,000	234,000
Other assets	5,658,673	6,022,571
Total Assets	$74,615,583	$75,091,312

FLORIDA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
Current liabilities:
Accounts payable and accrued expenses	$16,459,066	$15,700,309
Warrant liability	4,403,666	4,403,666
Current portion, other long-term debt	84,695,562	84,912,163
Total current liabilities	105,558,294	105,016,138

Long-term liabilities:
Long-term portion notes payable	20,713,726	20,472,982

Stockholders' Equity:
Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares autorized; 27,756 shares issued and outstanding at March 31, 2013 and December 31, 2012	2,776	2,776

Class AA convertible preferred stock, convertible to common stock; $.10 par value, 5,000 shares autorized; 5,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	500	500

Class B convertible preferred stock, convertible to common stock; $.10 par value, 50 shares autorized; 45 shares issued and outstanding at March 31, 2013 and December 31, 2012	5	5

Class F convertible preferred stock, convertible to common stock; $.10 par value, 2,500 shares autorized; 1,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	100	100

Common stock, $.20 par value, authorized 7,500,000 shares, 4,037,293 issued and outstanding at March 31, 2013 and December 31, 2012	807,459	807,459
Capital in excess of par value	50,784,922	50,784,922
Accumulated deficiency	(103,252,199)	(101,993,570)
Total stockholders' deficiency	(51,656,437)	(50,397,808)
Total liabilities and stockholders' deficiency	$74,615,583	$75,091,312

FLORIDA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
REVENUES
Casino	$15,692,287	$10,671,092
Less state, county and city taxes	(5,987,906)	$(4,005,431)
Net Casino Revenue	9,704,381	6,665,661
Pari-Mutuel	1,293,954	1,415,401
Less state pari-mutuel taxes incurred	(181,351)	(175,973)
Less simulcast guest commissions	(196,781)	(231,073)
Net Pari-Mutuel Revenue	915,822	1,008,355
Cardroom	1,993,697	1,718,687
Less state, county and city taxes	(238,044)	(207,540)
Net Cardroom Revenue	1,755,653	1,511,147
Food, beverages, and other	594,750	559,509
Net Revenue	12,970,606	9,744,672

EXPENSES
Operating Expenses	7,895,552	8,625,647
General and Administrative	1,229,067	1,070,982
Depreciation and Amortization	1,239,740	1,116,168
	10,364,359	10,812,797
Net Income (Loss) from Operations	2,606,247	(1,068,125)

OTHER INCOME (EXPENSE)
Pari-Mutuel Tax Credits	90,251	100,184
Interest Income	252	245
Interest Expense	(3,840,621)	(3,329,570)
	(3,750,118)	(3,229,141)
Net Loss	(1,143,871)	(4,297,266)
Dividends on Preferred Stock	(114,758)	(114,758)
Net Loss Attributable to Common Shareholders	$(1,258,629)	$(4,412,024)
Basic Loss per Common Share	$(0.31)	$(1.09)
Diluted Loss per Common Share	$(0.31)	$(1.09)

Florida Gaming Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	March 31,	March 31,
	2013	2012
Cash flows from operating activities:
Net Loss	$(1,143,871)	$(4,297,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,239,740	1,116,168
Interest paid in kind	240,743	196,591
Increase in accounts receivables	(132,656)	(185,689)
Decrease in inventory	5,978	24,445
Decrease in prepaid expense	292,267	-
Decrease in other assets	0	1,721,471
Increase (decrease) in accounts payable and accrued expenses	643,997	(4,223,072)
Net cash provided by (used) in operating activities	1,146,198	(5,647,352)

Investing Activities:
Purchases of property, plant and equipment	(29,337)	(6,222,681)
Net cash used in investing activities	(29,337)	(6,222,681)

Financing Activities:
Repayment of debt	(216,601)	(67,876)
Net cash used in financing activities	(216,601)	(67,876)

INCREASE (DECREASE) IN CASH	900,260	(11,937,909)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,859,302	37,316,128
CASH AND CASH EQUIVALENTS AT MARCH 31, 2013 AND MARCH 31, 2012	$5,759,562	$25,378,219

Supplemental disclosure of cash flow information:

Interest capitalized	$-0-	$626,084
Interest paid	$3,659,599	$4,817,687
Accrued preferred dividends	$114,758	$114,758
Non cash acquisition of premises	$-	$554,000

(1) DESCRIPTION OF BUSINESS

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

Basis of Presentation: The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2012 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Company’s Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Report on Form 10-K for the year ended December 31, 2012. The March 2012 amounts originally presented were adjusted in subsequent quarters. The comparable March 31, 2012 accompanying statements reflect this adjustment. The results of operations for the three months ended March 31, 2013 may not necessarily be indicative of the results of operations for the year ended December 31, 2013.

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

(2) GOING CONCERN

As of March 31, 2013, the Company was in default on an $87,000,000 credit facility (see Note 10 ). The Company’s continued existence as a going concern is dependent on its ability to obtain a waiver of its credit default and to generate sufficient cash from operations to meet its needs.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. While the Company believes that the sale of Florida Gaming Centers, Inc (Note 6) will enable the Company to continue as a going concern, there can be no assurances to that effect.

(3) SIGNIFICANT ACCOUNTING POLICIES

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

Property, Plant and Equipment Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the related assets as follows:

Buildings	39 years
Land and building improvements	15 years
Furniture and equipment	5-7 years
Automobiles	5 years

	March 31,	December 31,
	2013	2012
Land	$21,210,998	$21,210,998
Buildings and improvements	30,335,212	30,335,212
Equipment furniture and fixtures	19,046,179	19,046,179
Construction in progress	29,337	-0-
Less accumulated depreciation	(8,935,124)	(8,059,284)
	$61,686,602	$62,533,105

Depreciation Expense totaled $875,840 during the three months ended March 31, 2013, compared to $751,018 during the three months ended March 31, 2012.

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

Bad Debt Reserve: The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables. There was no allowance for doubtful accounts recorded for the three months ended March 31, 2013 and twelve months ended December 31, 2012.

Inventory: The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at March 31, 2013 and December 31, 2012.

Other comprehensive income: The Company follows the provisions of ASC Topic 220, “Comprehensive Income.” The Company had no “other comprehensive income” during either year presented. Accordingly, comprehensive income is equal to net income at March 31, 2013 and March 31, 2012.

Pari-mutuel Wagering: Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company's unclaimed winnings (outs) totaled $117,954 at March 31, 2013 and $103,6688 at December 31, 2012.

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

The Company follows ASC Topic 740, “Income Taxes” regarding accounting for income tax uncertainties. ASC Topic 740 states that a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company maintained no net tax assets at March 31, 2013 and December 31, 2012.

It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for all years prior to and including 2008.

Advertising Costs : Advertising costs are expensed as incurred.

Slot License: The Company obtains the slot license from the Florida Department of Professional Regulation to operate the slot machine, renews annually in May and is paid in advance. The Company expensed $562,500 and $1,833,333 for the three months ended March 31, 2013 and 2012, respectively, in relation to this license. The license for 2011 was amortized on a straight line basis over the period that the casino was operational, January through May of 2012. As of March 31, 2013 and the 2012, the Company had a prepaid of approximately $281,250 and $916,667, respectively, related to the slot license.

Stock Options: The Company accounts for all employee stock-based compensation in accordance with ASC Topic 718, “Stock Compensation,” which requires that equity instruments issued as compensation be measured at fair value. The Company accounts for non-employee stock-based compensation in accordance with ASC Topic 505-50, “Equity Based Payments to Non-Employees”. Amounts are based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value assigned to stock options granted to non-employees are accounted for in accordance with ASC Topic 505-50, which requires that such costs be measured at the end of each reporting period to account for changes in the fair value of common stock until the options are vested using the Black-Scholes pricing model. Common stock is valued using the market price of common stock on the measurement date as defined in ASC Topic 505-50.

Effect of Implementing Recently Issued Accounting Standards :

Accounting Standards Update No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), was issued in December 2011 and was intended to enhance current disclosure requirements on offsetting financial assets and liabilities. The requirements of ASU 2011-11 enable users to compare balance sheets prepared under U.S. GAAP and International Financial Reporting Standards (“IFRS”), which are subject to different offsetting models. The requirements affect all entities that have financial instruments that are either offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The required disclosures were effective retrospectively for all comparative periods presented. The adoption of ASU 2011-11 did not have a material impact on the Corporation’s consolidated financial statements. This update is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”) was issued in February 2013 and requires additional disclosure of the effects of reclassifications out of accumulated other comprehensive income (“AOCI”) in a single location, either on the face of the financial statement that reports net income or in the notes to the financial statements. ASU 2013-02 does not change the current requirements and carries forward the existing requirements that reclassifications out of AOCI be separately presented for each component of other comprehensive income. For items reclassified out of AOCI and into net income in their entirety, the effect of the reclassification on each affected net income line must be disclosed. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required disclosures is required. The amendments were effective prospectively for reporting periods beginning after December 15, 2012. This update is not expected to have a material impact on the Company’s consolidated financial statements.

(4) EARNINGS PER SHARE

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

The net loss per common share for the quarters ended March 31, 2013 and March 31, 2012 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock which was $114,758, for the three month period ended March 31, 2013 and March 31, 2012, by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended March 31, 2013 and March 31, 2012 was 4,037,293.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the three months ended March 31, 2013 and March 31, 2012 because the effect would be antidilutive.

	Three Months Ended
	March 31,
	2013	2012
Weighted average number of shares for calculation of basic EPS – Common Stock	4,037,293	4,037,293
Weighted average number of shares for calculation of diluted EPS	4,037,293	4,037,293

(5)   OPTIONS AND WARRANTS

The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with ASC Topics 718 and 505-50. The Black-Scholes option pricing model uses assumptions for inputs including the risk free rate of return, expected forfeitures, expected volatility, expected term, and expected dividends. The risk-free rate of return for the option or warrant life is based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term. Expected forfeitures are based on environmental factors tied to the options and warrants as well as historical behavior. Expected volatilities are based on historical volatility of the Company’s stock. Expected terms are generally based on the options contractual term unless environmental factors reflect that the option holder would likely exercise their option sooner. No new options or warrants were issued during the three months ended March 31, 2013 and March 31, 2012.

	Three Months Ended
	March 31, 2013		March 31, 2012
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of year	846,250	$8.15	906,250	8.63
Granted
Exercised
Forfeited
Expired
Outstanding at March 31, 2013, and March 31, 2012	846,250	8.15	906,250	8.63
Options and warrants exercisable at March 31, 2013, and March 31, 2012	846,250	8.15	906,250	8.63

On July 9, 2012, the Company’s Board of Directors adopted the Fourth Amended and Restated Master Stock Option Plan (the “Fourth Master Plan”). The Fourth Master Plan incorporates previous amendments to the Company’s 2006 Third Amended and Restated Master Stock Option Plan, attached as Exhibit 99.1 to the Company’s Form S-8 (File No. 333-103654) filed August 23, 2006, providing for the extension, re-pricing and limited transfer of stock options issued under the Fourth Master Plan. (For more information see Form 8-K filed July 13, 2012)

On April 25, 2011, the Company entered into a Credit Agreement (See Note 10) and at the closing, the Lenders received warrants, with a $0.01 exercise price, currently equal to 35% (the “Base Percentage”) of the stock in Centers and such percentage may increase depending on the number of slot machines that may become operational at a competing facility in the future. The Base Percentage shall increase by one one-hundredth percent (0.01%), up to a maximum of 10.0%, for each slot machine made available for gaming at Hialeah Park Race Track at any time while the Centers Warrants are outstanding (the “Hialeah Increase”). Centers may have the ability to reduce the Hialeah Increase by up to one-half, depending on actual financial performance in the future exceeding certain thresholds, by paying the Lenders an aggregate of $500,000 for each percentage point it wishes to deduct from the Hialeah Increase. Centers is obligated to make an offer to repurchase the Centers Warrants upon the occurrence of any Trigger Event, which is defined to include the following: (a) the maturity date of the Term Loan; (b) the date upon which the Term Loan is repaid in full (the “Repayment Date”); (c) upon a change of control in Centers; (d) upon the commencement of bankruptcy proceedings (or any similar action or insolvency event) by Centers; and (e) if the maturity date of the Term Loan or the Repayment Date occurs prior to the fifth anniversary of the opening date of The Casino at Miami Jai-Alai (the “Opening Date”), then each anniversary of the Opening Date occurring after the Repayment Date and on or prior to the fifth anniversary of the Opening Date.

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

The Company did not account for the Centers warrants at the time of issuance because there were too many contingencies on the warrants becoming exercisable for either Centers or the Company. Centers is not publicly traded and at the time the potential value of the warrants could not be determined. The Credit Agreement requires that once a trigger event occurs, the Company will have to hire an arbitrator and calculate the value of the company, the debt owed, and the value of the warrants. The Company is in the process of selling Centers, and the Company has valued the warrants of Centers at $4,403,666. Management has estimated the value of such warrants based on the purchase price stipulated in the stock agreement entered into on November 25, 2012 (Note 6) but is currently negotiating the redemption value of such warrants with the Lenders. The final redemption amount of these warrants could be significantly different than the one estimated. The warrant expense has been accrued in the attached consolidated financial statements as of March 31, 2013. (Refer to Form DEF14A filed January 31, 2013) (A copy of the Credit Agreement, the Centers Warrant Agreement, the Company Warrant Agreement and the Registration Rights Agreement are included as Exhibits 10.1, 4.1, 4.2 and 4.3, respectively, to the April 25, 2011 Form 8-K.)

(6) SALE OF FLORIDA GAMING CENTERS

On November 25, 2012, the Board of Directors of the Company unanimously approved the Company’s sale of its wholly owned subsidiary, Florida Gaming Centers, Inc. (“Centers”). The Company entered into a Stock Purchase Agreement (the “SPA”) for the sale of Centers to Silvermark LLC (“Silvermark”) for $115 million plus the assumption of certain liabilities of Centers associated with two mortgages held by Miami-Dade County. Centers constitutes the Company’s only operating asset. (For complete details on the sale of Centers, please refer to DEF 14A filed January 31, 2013)

The $115 million cash purchase price, which is subject to adjustment as described in the SPA, will be used to fund the repayment of Centers’ other outstanding indebtedness, including but not limited to approximately $87 million credit facility and other debt totaling approximately $10.5 million. Silvermark will assume Centers’ post-closing obligations under a Settlement Agreement with Miami-Dade County, Florida pertaining to a parking lot that is adjacent to Centers’ Miami facility which is subject to notes and mortgages totaling approximately $15 million. Additionally, $7.5 million of the purchase price will be held in escrow for up to three years to indemnify Silvermark LLC against obligations of the Company after the closing. The Company expects to use any net cash proceeds from the transaction, after the repurchase of warrants for 35% of Centers’ equity held by lenders under Centers’ credit facility and the debt reduction described above, to pay transaction-related expenses and for other purposes.

The results of the discontinued operations were as follows for the three months ended March 31, 2013, and March 31, 2012.

	2013	2012
Net Revenues	$12,970,606	9,744,672
Operating Expenses	(7,843,780)	(8,587,596)
General and Administrative Expense	(1,106,219)	(1,017,197)
Depreciation & Amortization	(1,239,462)	(1,112,560)
Net operating income (loss)	2,781,145	(972,681)
Interest Expense	(3,599,879)	(3,122,096)
Other Income	90,252	100,186
Net Loss	(728,482)	(3,994,591)

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

The transaction is expected to be completed by 11:59 P.M., E.T. on May 31, 2013 (provided however, that if the Closing shall not have occurred on or before May 31, 2013, then Purchaser shall have the right, which right may be exercised by Purchaser at its sole and absolute discretion, to extend the Expiration Time, from time to time, to no later than 11:59 P.M., E.T. on August 30, 2013 upon written notice to Seller).” The Company intends to disclose further information pertaining to this transaction, as required or appropriate, in the future.

For complete details on the sale of Centers, please refer to DEF 14A filed January 31, 2013

(7) REAL ESTATE HELD FOR SALE

As of March 31, 2013, the Company's subsidiary, Tara Club Estates, Inc. held six (6) residential lots at its residential real estate development (“Tara”), which is situated in Loganville, Walton County , Georgia with an aggregate carrying value of $234,000. The Company carries a valuation reserve in the amount of $68,569. The Company has completed its development activities at Tara. Accordingly, any future costs incurred related to these properties will be expensed.

Valuation Reserve Analysis

	03/31/2013	12/31/2012
Balance at the beginning of the year	$68,569	$68,569
Provision charged to operations	0	0
Charge offs to the reserve	0	0
Ending Balance	$68,569	$68,569

The Company had no real estate sales during the three months ended March 31, 2013, and March 31, 2012.

(8) TAXES

At December 31, 2012, the Company had tax net operating loss (NOL) carryforwards of approximately $61,585,000 available to offset future taxable income. These NOL carryforwards expire twenty years from the year in which the losses were incurred or at various intervals through fiscal 2032. A significant portion of these NOLs are related to Florida Gaming Centers, Inc. and will be transferred to the buyer in connection with the pending sale (Note 6)

Effective July 1, 1998, tax relief legislation was enacted by the State of Florida stipulating that jai alai permit holders incurring state taxes on handle and admissions in an amount exceeding its operating earnings (before deduction of certain expenses such as depreciation and interest) for the prior years are entitled to credit such excess amounts against pari-mutuel taxes due and payable. Tax credits are used to satisfy the Company's obligation to pay taxes incurred on handle and admission. Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of the amounts of future tax credits.

The Company’s Tampa Jai-Alai Permit (the fronton closed in 1998) retain such tax credits carried forward totaling $1,362,265. The Company’s Ft. Pierce facility has not incurred statutory operating losses and therefore has not earned any state tax credits. For the years 2001 through 2012, Miami has unused credits totaling $2,352,201 and Summer Jai-Alai has $1,220,208 unused credits available for recovery.

(9) PREFERRED STOCK

CLASS A PREFERRED STOCK

The Company's Class A preferred stock provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which is cumulative and has priority over dividends on the common stock. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock. The Company has declared and accrued the required dividends.

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

(10) CREDIT AGREEMENT

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

At March 31, 2013, the Company was in default of the Credit Agreement due to the violation of certain covenants. Events of default unless waived by the lenders may allow the lenders to terminate the lenders commitments and thereupon the commitments shall terminate immediately and declare the loans then outstanding to be due and payable in whole (or in part in which case any principal not so declared to be due and payable may thereafter be declared to be due and payable), and thereupon the principal of the loans so declared to be due and payable, together with accrued interest thereon and all fees and other obligations accrued hereunder and under the other loan documents, shall become due and payable immediately, without presentment, demand, protest or other notice of any kind, all of which were waived by the Company; and in case of any event with respect to the Company, the commitments shall automatically terminate and the principal of the loans then outstanding, together with accrued interest thereon and all fees and other obligations accrued hereunder and under the loan documents, shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of waived by the Company. All the debt associated with the Credit Agreement ($83,770,862) is classified as a current liability in the accompanying March 31, 2013 and December 31, 2012 balance sheet.

For complete details on the Credit Agreement refer to the Form 8-K filed April 27, 2011.

(11) COMMITMENTS AND CONTINGENCIES

PAC Agreement In February, 2005, the Company agreed to contribute to political action committee (PAC) formed by South Florida gaming interests seeking passage of a statewide legislative initiative and local referenda to expand gaming rights to include “slots” in Miami-Dade County, Florida. Pursuant to that contribution agreement, the Company is contingently committed to the payment of $3,550,000 to the PAC as its share of the cost of the initiative. The contingent commitment becomes binding upon the Company at the earlier of ten days after the Company begins slot machine operations at its facility or upon the bona fide sale or transfer of its business operations to a third party purchaser. The $3,550,000 was accrued as a payable in 2011 and on February 3, 2012 the Company made payment in the amount of $3,550,000 to the political action committee, Floridians for a Level Playing Field, satisfying their liability to the organization for their assistance in seeking passage of the legislation to allow “slots” in Miami-Dade County Florida.

Registration Rights : The Company has committed upon certain terms and conditions, to use its best efforts to register for resale, certain shares held by other parties, allowing those shares to be publicly traded. The Company intends to use reasonable efforts to comply with these commitments. On April 25, 2011, the Company entered into a Credit Agreement, and the Company and the Lenders entered into a Registration Rights Agreements. The Lenders will have certain registration rights with respect to the shares of common stock issuable upon exercise of the Company Warrants. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 4.3)

Leases: The Company leases totalizator equipment from Sportech, a number of slot machines that are not available for purchase, copiers, golf carts, copiers, telephone system and other equipment. Total equipment rental under operating leases for the three months ended March 31, 2013 totaled $967,460, compared to $617,493 for the three month period ended March 31, 2012.

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

Dependence on One Vendor : The Company depends on Sportech, a leading supplier of pari-mutuel wagering systems, to provide the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data accurately and in a secure manner. If Sportech failed to properly maintain their computer systems and software, it could affect the security of wagering and the Company’s ability to serve its customers. The Company also depends on Ballys Technologies, a leading supplier of slot gaming systems, to provide the computer systems that accumulate wagers, calculate payoffs and display wagering data accurately and in a secure manner. If Ballys failed to properly maintain their computer systems and software, it could affect the security of wagering and the Company’s ability to serve its customers.

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

The sale consisted of its entire 21% ownership of the total issued and outstanding partnership interest in Summer, including any and all rights, title, and interest that Centers maintained in Summer’s gaming permit (the “Summer Permit”). The Summer Permit enabled Summer to conduct pari-mutuel wagering during the period beginning May 1st and ending November 30th(the “Summer Season”) of each year at the Facility in accordance with the following agreements between Centers and Summer: 1) an Amended and Restated Permit Use Agreement dated September 30, 2010; 2) a Lease Agreement dated September 30, 2010; and 3) a Memorandum of Lease dated September 30, 2010.

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

On April 30, 2012, Summer Jai Alai Partners, a Florida general partnership, and West Flagler Associates, Ltd., a Florida limited partnership, Plaintiffs, filed a complaint for declaratory and injunctive relief against Florida Gaming Centers, Inc., a Florida corporation. The Company continues to work to resolve the issues involved with West Flagler Associates and believes a satisfactory resolution can be achieved. On May 21, 2012 the Company served a motion to dismiss the complaint. A full settlement was thereafter reached and the case was dismissed with prejudice.

Hialeah Park : On June 30, 2010, W. Flagler and Florida Gaming Centers filed a constitutional challenge regarding the enactment of changes to Florida Statutes in Chapter 551 that purport to enable the expansion of slot machine games in Miami Dade County to the site of Hialeah Park. The Statutory Amendment conflicts with the Constitutional Provision, Article X, Section 23 in numerous ways. The Leon County Circuit Court held the statute to be valid and that decision is presently on appeal to the Florida First District Court of Appeal. On October 6, 2011, a state appeals court upheld the ruling for Hialeah Park to have a casino with Las Vegas style slot machines. On April 27, 2012, the Florida Supreme Court refused to take up a case challenging their legality. The Company continues to evaluate its options regarding this matter.

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

(12) NOTES

CIB Bank/Freedom/Holding Note

On November 1, 2008, Centers, a wholly-owned subsidiary of the Company, borrowed One Million Three Hundred Twenty-Two Thousand Five Hundred and Seventy-Three Dollars and .73/00 ($1,322,573.73) from Holding, which was evidenced by Centers Promissory Note in favor of Holding dated November 1, 2008. Holding is controlled by the Company’s CEO/Chairman and the President maintains ownership in Holding. The Holding note was unsecured, interest was 10.0% per annum, and had an initial maturity date of May 1, 2009. The note was refinanced on May 1, 2009, again on September 1, 2009 and March 1, 2010 with maturity extended until September1, 2010. On September 1, 2010, the Company extended the note until September 1, 2011. (See Related Party Transactions) The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instruments were substantially different than the old debt. The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we determined that the new debt was not a substantially different debt instrument. The Notes were accounted for as debt refinances. The Company incurred no costs to refinance the notes.

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

On June 28, 2012, the Company paid $100,323 to Holding which reduced the Company’s indebtedness to Holding. Holding used the funds to bring the interest current on an outstanding loan. At March 31, 2013, the Company owed Holding $1,896,802 on the note and $360,000 in dividends, compared to $1,850,162 and $340,000 in dividends at December 31, 2012.

Freedom Financial Corporation Note

In connection with the closing of the Credit Agreement, the Company also entered into a Promissory Note with Freedom Financial Corporation (“Freedom”) in the amount of $1,905,000 for certain accounts receivable and unpaid consulting services rendered by Freedom to the Company. Under the Promissory Note, (i) the indebtedness is obligations under the Credit Agreement, (ii) interest shall be paid-in-kind instead of in cash and (iii) the outstanding principal shall be due and payable in full on the date that is six (6) months after the maturity date under the Credit Agreement. At March 31, 2013 the Company owed Freedom $2,137,051, compared to $2,105,744 at December 31, 2012. (See Related Party Transactions)

James W. Stuckert and Solomon O. Howell Notes

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

On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Modification Agreement with Solomon O. Howell and James W. Stuckert whereby the Memorandum of Agreement, dated August 14, 2009, for a note in the amount of $1,000,000 was amended to extend the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, at the Company’s option permit interest to be paid-in-kind instead of in cash and subordinate the obligations under the Memorandum of Agreement to those under the Credit Agreement. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 10.2). The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt. The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we determined that the new debt was not a substantially different debt instrument. The Note was accounted for as debt refinance. At March 31, 2013, the Company owed $2,106,838, compared to $1,986,924 at December 31, 2012.

Andrea S Neiman

On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Modification, Assignment and Assumption Agreement with Andrea S. Neiman and agreed to modify an originate note in the amount of $125,000 to release Centers from the obligations thereunder and accept the Company as the borrower under the note, and extended the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, and at the Company ‘s option permit interest to be paid-in-kind instead of in cash and generally subordinate the obligations under the note to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt. The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we determined that the new debt was not a substantially different debt instrument. The Note was accounted for as debt refinance. On March 31, 2013, the company owed $164,908 on this not, compared to $158,956 at December 31, 2012. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 10.4)

Miami Dade County

On April 6, 2009, the Company completed Phase 1 of its two-phase acquisition of the 10.982 acres of property from the County. Phase 1 included the closing of the purchase of approximately 2.283 acres from the County for $3,348,429, including a down payment of $334,843 and a County financed note payable of $3,013,586 for 15 years with final payment due April 1, 2024, with a fixed interest rate of 7.25%. The Note is secured by the purchased property pursuant to a mortgage and security agreement between the Company and the County. The Company also received air-rights over N.W. 37th Avenue, a street separating the two properties. At March 31, 2013 the Company owed $2,522,900, compared to $2,582,833 at December 31, 2012.

On June 11, 2011, the Company completed Phase 2 of the approximately 8.7 remaining acres for $13,393,716 that was to close no later than 60 days after the United States Corps of Engineers released the property free and clear of environmental contamination. The Corp of Engineers released the property free and clear of environmental contamination and on June 16, 2011, the Company and the County consummated the final closing on the remaining 8.67 acres of the undeveloped property. At the final closing, the Company made a down payment of $1,339,371, representing 10% of the purchase price of the remaining 8.67 acres, and the County issued a new promissory note for $12,054,344 representing the remaining amount owed by the Company on the 8.67 acres of undeveloped property which were the subject of the Closing. The Note is for 15 years, with an interest rate of 7.25%. The Company deferred payments until March, 2012. At March 31, 2013 the Company owed $11,632,428, compared to $11,789,096 at December 31, 2012. (See Exhibit 10.20 and 10.21, filed with June 30, 2011 10-Q)

Following the County Board’s vote to close 37th Avenue on July 7, 2011, the Company is required to pay up to $1,000,000 for remediation of 36th Avenue, of which $570,000 was paid in August, 2011 for the design and engineering of the 36th Avenue which was a condition precedent to the closure of 37th Avenue. The Company has accrued the remaining $430,000. If within 36 months of this vote the County determines a need to expand 36th Avenue, then the Company will be required to dedicate a 20-foot wide by 812-foot long strip of the Undeveloped Property to accommodate an 80 foot right-of-way (the “Expansion Easement”) which may, at the County’s sole discretion, be constructed in the future. The Company would also be required to pay for such street expansion to the extent of $4,700,000 through incremental draw-downs as described in the Settlement Agreement. On June 16, 2011, the Company granted a right-of-way deed representing the Expansion Easement which will be held in escrow until such time as the County Board votes to expand 36th Avenue.

Florida Lemark/Construct Design

On December 9, 2010, the Company executed a $446,000 Promissory Note to Construct Design, Inc. The note was unsecured. The note bears interest at 12% per annum and was due January 31, 2011.

On April 25, 2011 the Company and Florida Lemark/Construct Design entered into an Amendment and Restatement, Assignment and Assumption Agreement (the “Agreement”) whereby the Promissory Note (“Note”) in the principal amount of $446,000 effective December 9, 2010, has been amended to (i) upon substantial completion of the project in accordance with the construction contract, to increase the outstanding principal of the original note to $1,000,000, (ii) at the Company’s option permit interest to be paid-in-kind instead of in cash and (iii) subordinate the obligations under the Agreement to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt. The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we determined that the new debt was not a substantially different debt instrument. The Note was accounted for as a debt refinance. (For further information please refer to the Form 8-K filed April 27, 2011). On March 11, 2012, 60 days after substantial completion of the project, the outstanding principal of this note was increased to $1,000,000. The Company owed $1,177,497 on this note at March 31, 2013, compared to $1,140,568 at December 31, 2012.

(13) RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching.

(14) RELATED PARTY TRANSACTIONS

Management fees/Freedom Financial Note . In lieu of salaries for the Chairman/CEO, W. B. Collett, the Company paid a management fee to Freedom Financial Corporation (“Freedom”) through March 31, 2011. The Company was unable to pay the management fees and accrued management fees to Freedom of $780,000 for each of the years ended December 31, 2009 and December 31, 2010. Freedom is controlled by the Company’s Chairman and the Company’s CEO/President also maintains ownership in Freedom. The Company had accrued management fees of $1,560,000 during the years ended December 31, 2010 and December 31, 2009, and the Company had accrued management fees of $195,000 for the first quarter 2011. On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Promissory Note with Freedom in the amount of $1,905,000 of which $1,755,000 was for accrued but unpaid consulting fees and $150,000 in accounts receivables from Freedom. Under the Promissory Note, (i) the indebtedness is subordinate to the obligations under the Credit Agreement, (ii) interest shall be paid-in-kind instead of in cash and (iii) the outstanding principal shall be due and payable in full on the date that is six (6) months after the maturity date under the Credit Agreement. (See Form 8-K filed April 27, 2011, Exhibit 10.5). At March 31, 2013 the Company owed Freedom $2,137,051 on this note.

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

The term of this Agreement will commence April 25, 2011 and end December 31, 2017 unless terminated earlier. WBC or FGC may terminate this Agreement for cause at any time. For the purposes of this Agreement, "cause" includes any breach or default of this Agreement by the other party which is not cured within 30 days of written notice thereof; commission of a felony; or action by the Consultant that materially injures the image or reputation of the Companies. WBC will remain a Director of the Companies or as the Chairman of their respective Boards of Directors. (For complete details see Exhibit K filed to Exhibit 10.1 of the Form 8-k filed April 27, 2011)

Mr. Collett received his first $25,000 payment of consulting services in June, 2012, and he also received a $25,000 payment in July, 2012. No other payments have been made.

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

W. Bennett Collett, Jr. Employment Agreement

Concurrent with the closing of the financing under the Credit Agreement, W. Bennett Collett, Jr. (Mr. B. Collett) was promoted from President and Chief Operating Officer of the Company and Centers to President and Chief Executive Office of the Company and Centers. Mr. B. Collett is the son of W. Bennett Collett. Mr. B. Collett entered into an Employment Agreement with Centers, which provides for the following:

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

On April 25, 2011 the Company entered into a Modification, Assignment and Assumption Agreement with Holding. Holding agreed to amend the note with Centers to release Centers from the obligations thereunder and accept Florida Gaming Corp as the new borrower under the promissory notes. Holding agreed to extend the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, and convert all interest payments to be paid in kind instead of in cash and to subordinate the obligations under the promissory notes to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instruments were substantially different than the old debt. The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we determined that the new debt was not a substantially different debt instrument. The note was accounted for as a debt refinance. (See Form 8-K filed April 27, 2011)

On June 28, 2012, the Company paid $100,323 to Holding which reduced the Company’s indebtedness to Holding. Holding used the funds to bring the interest current on an outstanding loan. At March 31, 2013, the Company owed Holding $1,896,802 on the note and $360,000 in dividends, compared to $1,850,162 on the note and $340,000 in dividends at December 31, 2012.

(15) SUBSEQUENT EVENTS

The Company has adopted the provisions of SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165, as incorporated into ASC Topic 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and through the date financial statements are issued. The Company evaluated, and included, all events or transactions that occurred after March 31, 2013 through May 14, 2013, the date these financial statements were issued.

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

56ASC Topic 820 requires disclosure of assets and liabilities measured at fair value on a nonrecurring basis. The following table presents the financial assets carried by the Company at fair value as of March 31, 2013 and December 31, 2012 and by Topic 820 valuation hierarchy (as described above).

Assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2013

			Internal
		Quoted	models with	Internal models
	Total	market	significant	with significant
	carrying	prices in an	observable	unobservable
	value on	active	market	market
	balance	market	parameters	parameters	Total Gains
	sheet	(Level 1)	(Level 2)	(Level 3)	(Losses)
Real Estate Held For Sale	$234,000	$-	$234,000	$-	$(26,069)

Total assets at fair value	$234,000	$-	$234,000	$-	$(26,069)

Warrants Liability	$-	$-	$-	$(4,403,666)	$(4,403,666)

Total liabilities at fair value	$-	$-	$-	$(4,403,666)	$(4,403,666)

Assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2012

			Internal
		Quoted	models with	Internal models
	Total	market	significant	with significant
	carrying	prices in an	observable	unobservable
	value on	active	market	market
	balance	market	parameters	parameters	Total Gains
	sheet	(Level 1)	(Level 2)	(Level 3)	(Losses)
Real Estate Held For Sale	$234,000	$-	$234,000	$-	$(26,069)

Total assets at fair value	$234,000	$-	$234,000	$-	$(26,069)

Warrants Liability	$-	$-	$-	$(4,403,666)	$(4,403,666)

Total liabilities at fair value	$-	$-	$-	$(4,403,666)	$(4,403,666)

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

On November 25, 2012, the Board of Directors of the Company unanimously approved the Company’s sale of Centers. The Company entered into a Stock Purchase Agreement for the sale of Centers to Silvermark LLC for $115 million plus the assumption of certain liabilities of Centers associated with two mortgages held by Miami-Dade County. Centers constitutes the Company’s only operating asset. The $115 million cash purchase price, which is subject to adjustment as described in the SPA, will be used to fund the repayment of Centers’ other outstanding indebtedness, including but not limited to approximately $87 million credit facility and other debt totaling approximately $10.5 million. The Company’s stockholders are not expected to receive any consideration upon the consummation of the transaction. In general, at closing, proceeds from the transaction will be used to pay transaction-related expenses and to service the Company’s outstanding indebtedness. $7.5 million of the purchase price will be placed in escrow for up to three years to indemnify Silvermark against obligations of the Company after the closing. (See Note 6) (For complete details on the sale of Centers, please refer to DEF 14A filed January 31, 2013)

This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions. When the Company makes forward-looking statements, it is basing them on management’s beliefs and assumptions, using information currently available. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to the following:

•	risk of foreclosure;

•	changes in legislation;

•	federal and state regulations;

•	general economic conditions;

•	unforeseen legal proceedings;

•	inadequate insurance coverage;

•	substantial debt;

•	competitive factors and pricing pressures;

•	dependence on the services of key personnel;

•	interest rates;

•	risks associated with acquisitions;

•	uncertainties associated with possible hurricanes;

•	and uncertainties related to the State of Florida negotiations with the American Indian tribes who operate casinos.

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

The Company presents accounts receivable, net of allowances for doubtful accounts, to ensure accounts receivable are not overstated due to uncollectability. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an assessment of the overall economic conditions as well as the aging of the accounts receivable. In the event that the receivables become uncollectible after exhausting all available means of collection, the company will be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The effect of this entry would be a charge to income, thereby reducing its net profit. Although the company considers the likelihood of this occurrence to be remote, based on past history and the current status of its’ accounts, there is a possibility of this occurrence.

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. The Company had no allowance for doubtful accounts for the quarters ended March 31, 2013 and March 31, 2012.

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

The Company evaluates the carrying value of its real estate development and other long-lived assets, annually under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 360, “Plant, Property, and Equipment” and ASC Topic 970 “Real Estate.” Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve had been deemed necessary as of March 31, 2013.

Slot revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for chips and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increase. Pari-Mutuel revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company recognizes revenue from gaming operations in accordance with ASC Topic 605 which requires revenues to be recognized when realized or realizable and earned. Revenues derived from gaming operations including: mutuel, admission, program, food and beverage, card room, and other revenues are collected shortly before the earning events take place. The Company recognizes revenues from the Company's real estate operations in accordance with ASC Topic 360-20, and sales are generally recognized when consummated, which is upon the closing of the sale, unless the down payment is insufficient to accrue the revenue.

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

On April 28, 2010, the Governor of Florida signed SB 622, Chapter 2009-170, Laws of Florida which became effective on July 1, 2010. Under Florida Slot Law, the Company operates under the following provisions:

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

On June 30, 2010, W. Flagler and Florida Gaming Centers filed a constitutional challenge regarding the enactment of changes to Florida Statutes in Chapter 551 that purport to enable the expansion of slot machine games in Miami-Dade County to the site of Hialeah Park. The Statutory Amendment conflicts with the Constitutional Provision, Article X, Section 23 in numerous ways. In December, 2010 FDBPR and South Florida Racing Association, LLC were granted a partial summary judgment in regards to the suit. The Company appealed the ruling and a state appeals court in Tallahassee, FL, on October 6th 2011, upheld a lower court ruling that allows Hialeah Park to have a casino with Las Vegas-style slot machines. The Company remains an appellant in this action. (For further information see Item 3 – Legal Proceedings)

Jai-Alai Industry

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

RESULTS OF OPERATIONS — FIRST QUARTER ENDED MARCH 31, 2013 COMPARED WITH FIRST QUARTER ENDED MARCH 31, 2012

Casino Miami Jai-Alai opened January 23, 2012. The revenue figures include the casino operation for the three months ended March 31, 2013, and from January 23, 2012 through March 31, 2012 for the first quarter 2012. During the first quarter ending March 31, 2013 and 2012, the Company’s operations reflect three months’ operation of live jai-alai performances at Miami. During the first quarter of 2013, Ft. Pierce operated live jai-alai from February 1, 2013 through March 30, 2013, compared to the first quarter of 2012,when Ft. Pierce operated live jai-alai from March 2, 2012 through April 28, 2012. The Miami cardroom did not open until January 25, 2012, compared to being open during the first quarter 2013. A full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce for the first quarters ending March 31, 2013 and 2012. Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria. Ft. Pierce and Miami operated a card room, with the Miami location also offering dominoes in its’ card room.

Revenue for the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012

On May 12, 2011, the Company received a license from the State of Florida to begin Class III-“Vegas Style” slot machine operations at Miami Jai-Alai. The Company broke ground Wednesday, May 18, 2011 to celebrate construction of the casino addition. Casino Miami Jai-Alai opened January 23, 2012.

Casino Revenue

For the three months ended March 31,	2013	2012	Variance	% Variance
Casino	$17,913,079	$11,673,707	$6,239,372	53%
Promotional credits	(2,220,792)	(1,002,615)	(1,218,177)	122%
	$15,692,287	$10,671,092	$5,021,195	47%
State gaming tax	(5,515,176)	(3,689,213)	(1,825,963)	49%
City/county tax	(472,729)	(316,218)	(156,511)	49%
Net casino revenue	$9,704,381	$6,665,661	$3,038,720	46%

The Company saw a 46% increase in Casino Revenue during the three month period ended March 31, 2013. The Casino did not open until January 23, 2012, compared to being open the full 90 days in 2013. The Company has seen an increase in patrons with the additional advertising, and offering special events at the Casino, such as concerts, and boxing matches.

Pari-mutuel revenue

For the three months ended March 31,	2013	2012	Variance	% Variance
Miami	$922,367	$1,100,760	$(178,393)	-16%
Ft. Pierce	371,587	314,641	56,946	18%
	$1,293,954	$1,415,401	$(121,447)	-9%
Less state pari-mutuel taxes	(181,351)	(175,973)	5,379	3%
Less simulcast guest commissions	(196,781)	(231,073)	(34,292)	-15%
Net pari-mutuel	$915,822	$1,008,355	$(92,533)	-9%

Miami saw a decrease in pari-mutuel revenue for the three months ended March 31, 2013. The Company is offering fewer performances and totally eliminated Saturday performances at Miami. With the opening of the Casino the Company is offering entertainment functions on Saturdays. The Company may add more performance as a guest site at the Miami location in the future. If the Company does add more performances that would enhance ITW in the future.

Ft. Pierce saw an increase in pari-mutuel revenue because of live jai-alai being offered February and March, 2013, compared to only offering live jai-alai March 2, 2012 through March 31, 2012.

Cardroom Revenue

For the three months ended March 31,	2013	2012	Variance	% Variance
Miami	$1,237,390	$955,970	$281,420	29%
Ft.Pierce	756,307	762,717	(6,410)	-1%
	$1,993,697	$1,718,687	$275,010	16%
State gaming tax	(215,355)	(184,658)	30,697	17%
City/county tax	(22,689)	(22,882)	(192)	-1%
Net cardroom revenue	$1,755,653	$1,511,147	$244,506	16%

With the opening of the casino in January, 2012, the Company moved the Cardroom closer to the casino floor which resulted in an increase in revenue. The cardroom did not open until January 25, 2012, compared to the 90 days beimg open in 2013. Ft. Pierce saw a slight decrease even though they were offering live jai-alai during February and March 2013, which normally draws more patrons.

Food, beverage and other revenue

For the three months ended March 31,	2013	2012	Variance	% Variance
Miami	$462,359	$438,518	$23,841	5.4%
Ft. Pierce	132,391	120,991	11,400	9.4%
	$594,750	$559,509	$35,241	6.3%

Food, beverage and other income consists of the concession stands, bars, lottery commission, ATM commissions and misc. revenue. Casino Miami was open during the first quarter 2013, and this compares to not operating a full first quarter in 2012. The Casino did not open until January 23, 2012. Ft. Pierce offered live jai-alai during the months of February and March 2013 and there was an increase in the food and beer revenue.

Expenses

For the three months ended March 31,	2013	2012	Variance	% Variance
Casino	$2,007,870	$1,948,823	$59,047	3%
Pari-mutuel	1,479,462	1,318,239	161,223	12.23%
Cardroom	872,108	996,457	(124,349)	-12.48%
Food, beverages, and other	467,749	313,914	153,835	49.01%
Advertising	487,806	353,594	134,212	37.96%
Utilities	218,861	215,209	3,652	1.70%
Pre-Opening Expense	-	1,277,911	(1,277,911)	-100.00%
General & Administrative	1,229,067	1,070,982	158,085	14.76%
Depreciation and Amortization	1,239,740	1,116,168	123,572	11%
Other operating expense	2,361,696	2,201,502	160,194	7.3%
Expenses	$10,364,359	$10,812,798	$448,439	4%

Casino Expenses

Included in the casino expense for the first quarter 2013, is the equipment lease of $885,086, licenses and regulatory fees of $562,500, wages and insurance of $180,821 supplemental prize money of $275,759, and contract maintenance of $75,306 and other expenses of $28,398. This compares to is the equipment lease of $463,711, licenses and regulatory fees of $687,500, wages and insurance of $ 206,024 supplemental prize money of $184,461, pre-opening expense of $381,944 and other expenses of $25,183. The Casino did not open until January 23, 2012, compared to the three months ended March 31, 2013.

Pari-Mutuel

Some of the larger expenses for the three months ended March 31, 2013 were wages and health insurance totaling $1,173,722, contract maintenance of $141,247, security police $48,364, television camera rental of $72,486, and misc of $43,643. This compares to the three months ended March 31, 2012, wages of $1,073,526, contract maintenance of $191,452 and misc of $53,261. During the three months ended March 31, 2013, Ft. Pierce offered live jai-alai during February and March of 2013, compared to the three months ended March 31, 2012, when Ft. Pierce only offered live jai-lai in March.

Cardroom

For the three months ended March 31, 2013, wages and insurance totaled $598,246, supplemental prize money of $79,644 promotional expense of $191,300, and misc of $2,918. This compares to three months ended March 31, 2012 which included wages and insurance of $627,725, supplemental prize money of $68,788, promotional expense of $262,386, and misc expense of $37,558. Wages and insurance were higher during 2012 because the Company had more employees on hourly wages. During the three months ended March 31, 2013, Miami’s cardroom was open, compared to not opening the cardroom until January 25, 2012.

Food, beverage and other

Food, beverage and other consists of the concession stands, bars, lottery commission, ATM commissions and misc. revenue. The Company saw an increase of 6% in sales which led to an increase in cost of sales, wages and insurance, and operating supplies.

Advertising

The company continues to evaluate different areas of advertising. The company currently uses direct marketing mail, billboard placement, ads in the newspaper, ads on television and radio, and agency fees advertising entertainment events and the new Casino. This has led to the $134,212 increase for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Utilities

Utilities saw an increase of $3,652 for the three months ended March 31, 2013.

Pre-Opening

During 2012, the Company incurred $1,277,611 in pre-opening expenses for the three months ended March 31, 2012. The Company chose to hire a firm to staff various employee positions at the Casino and a majority of these expenses will be incurred one time.

General And Administrative Expenses

After the opening of the Casino the Company made adjustments to personnel which decreased executive compensation for the first quarter 2013 by $32,324. Directors fees decreased during the three months ended March 31, 2013 by $6,000 due to the death of William Haddon in 2012. Dr. Galloway is the only paid director at $2,000 a month. Telephone and travel expenses remained comparative. Professional fees for the three months ended March 31, 2013 were $219,495 compared to $87,544 for the quarter ended March 31, 2012 due to legal fees associated with the lawsuit with the lenders. Property taxes increased due to the increase in personal property tangible tax in Miami. Property insurance decreased due to the timing of payments.

Depreciation and Amortization

Depreciation for the three months ended March 31, 2013 was $875,840 compared to $751,851 for the three months ended March 31, 2012. Depreciation expense on gaming equipment for the three months ended March 31, 2013, was $572,652 compared to $466,715 for the three months ended March 31, 2012. Amortization expense for the three months ended March 31, 2013was $363,900 compared to $364,317 for the three months ended March 31, 2012.

Other Expenses

The Company has seen an increase in Other operating expenses with the opening of the Casino. The Company has added an IT department, a marketing department, additional security and surveillance. A large portion of the expense is for wages and insurance.

Other Income (Expense)

The Company had other expense of $3,750,118 for the three month period ended March 31, 2013, compared to other expense of $3,229,141 for the three-month period ended March 31, 2012. Other expense for the quarter ended March 31, 2013, consisted of $90,251 in pari-mutuel tax credits, interest income of $252 and interest expense of $3,840,621. A large portion of the interest expense is a result of the $87 million dollar loan for the construction of Casino Miami Jai-Alai. During the three-month period ended March 31, 2012, the Company has pari-mutuel tax credits of $100,184, interest expense of $3,329,571 and interest income $245.

Tax Loss Carryforwards

At December 31, 2012, the Company had tax net operating loss (NOL) carryforwards of approximately $61,585,000 available to offset future taxable income. These NOL carryforwards expire twenty years from the year in which the losses were incurred or at various intervals through fiscal 2032. A significant portion of these NOLs are related to Florida Gaming Centers, Inc. and will be transferred to the buyer in connection with the pending sale (Note 6).

Summary of Operations

The Company had net loss attributable to common shareholders of $1,258,629 or ($.31) per common share for the three months ended March 31, 2013, compared to net loss attributable to common shareholders of $4,412,024 or ($1.09) per common share for the quarter ended March 31, 2012. The Company saw income from operations of $2,606,247 during the first quarter 2013, compared to a loss from operations of $1,068,125 during the same period in 2012. The Casino did not open until January 23, 2012, and the Miami cardroom did not open until January 25, 2012, therefore the Company did not have a full 90 days of operation in 2012 with the casino revenue or cardroom revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents at March 31, 2013 was $5,759,562, compared to $25,378,219 during the three months ended March 31, 2012. At March 31, 2013, the Company had a negative working capital of $98,521,986. The Company is in default of the Credit Agreement, and therefore the $83,770,862 note was moved to current liabilities. On August 9, 2012 the company received an acceleration of demand on the $87 million dollar loan. (See Note 10 and the June 30, 2012 Exhibits 99.1 and 99.2.)

Cash Flows provided by (used in):	2012	2012
Operating activities	$1,146,198	$(5,647,352)
Investing activities	$(29,337)	$(6,222,681)
Financing activities	$(216,601)	$(67,876)

Operating activities

•	The Company had a net loss of $1,143,871 for the three months ended March 31, 2013, compared to $4,297,266 for the three months ended March 31, 2012. The Company saw an increase in casino revenue, cardroom revenue, and food, beverage and other revenue with the opening of the Casino on January 23, 2012.

•	The Company saw an increase in depreciation due to the depreciation of gaming equipment of $572,652 in 2013, compared to $466,715 during the same period in 2012.

•	Accounts Payable and Accrued Expenses saw a increase of $643,997 during the three months ended March 31, 2013, compared to a decrease of $4,223,072 during the same period in 2012. The Company had accrued the $3,550,000 PAC payment which was due ten days from when the casino was complete, and the Company paid the $3,550,000 on February 3, 2012.

•	The Company had a prepaid expense of $281,250 related to the slot license at March 31, 2013.

Investing activities

The decrease in investing is a decrease in purchasing of property, plant and equipment.

•	Most of the equipment was purchased in 2011 and the first quarter of 2012, for the new casino which opened January 23, 2012. Some of the larger purchases included the slot machines, computer system, and surveillance equipment . Purchases during 2013 have been minimal.

Financing activities

•	The Company’s repayment of debt is on the Miami Dade properties.

Supplemental Disclosures

•	The Company also had an increase in property and equipment through an agreement the Company made with Lemark/Construct Design on April 25, 2011. The Company agreed upon substantial completion of the Casino the original principal balance of the note would be increased from $446,000 to $1,000,000, a $554,000 increase. (See Note 13)

•	The majority of the interest the Company paid during the three months ended March 31, 2013 and March 31, 2012 was to ABC Funding, the Lenders.

•	The Company accrued dividends for the three months ended March 31, 2013 and 2012.

On April 25, 2011, the Company entered into a Credit Agreement that provided for an $87,000,000 loan that matures on April 25, 2016. The loan is currently in default, and the entire principal balance is current, $83,770,862 (See Note 10).

The following agreed to extend and subordinate their notes until six months past maturity date of Credit Agreement, which is October 25, 2016. At March 31, 2013, the Company owed the following amounts:

•	Freedom Financial Corp - $2,137,051

•	Freedom Holding - $1,896,802

•	Neiman- $164,908

•	Stuckert/Howell- $2,106,838

•	Florida Lemark - $1,177,497

The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt. The Company determined that the new debt was not different and all the notes extended were accounted for as debt refinances.

The Company leases totalizator equipment from Sportech, a number of slot machines from Bally’s that are not available for purchase, copiers, golf carts, copiers, telephone system and other equipment. Total equipment rental under operating leases for the three months ended March 31, 2013 totaled $967,460. This compares to $530,695 for the three months ended March 31, 2012.

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

Not required for smaller reporting companies

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 — Defaults upon Senior Securities

The Company is in default of the Credit Agreement (See Note 10)

As of March 31, 2013, the Company has accrued but not paid dividends on their four classes of Preferred Stock:

The Company owes the following amounts on their Preferred Stock:

Preferred A:	$106,508
Preferred AA:	$1,575,000
Preferred B:	$64,075
Preferred F:	$501,703

Item 4 — Submission of Matters to a Vote of Security Holders.

None.

Item 5 — Other information

None.

Item 6 — Exhibits

3.1	Registrant’s Third Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 28, 2005, filed as reference 3.1 to the Registrant’s 2004 10-KSB, is incorporated herein by reference as Exhibit 3.1.
3.2	Registrant’s By-Laws as amended to date filed as Exhibit 3.5 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1998 are incorporated herein by reference as Exhibit 3.2.
4.1	Warrant Agreement, dated as of April 25, 2011, by and among Florida Gaming Corporation and the holders named therein, filed as reference 4.1 to Registrant’s 8-K filed April 27, 2011, is incorporated herein by reference as Exhibit 4.1.
4.2	Warrant Agreement, dated as of April 25, 2011, by and among Florida Gaming Centers, Inc., Florida Gaming Corporation as Guarantor and the holders named therein, filed as reference 4.2 to Registrant’s 8-K filed April 27, 2011 incorporated herein by reference as Exhibit 4.2.

10.1	Credit Agreement, dated as of April 25, 2011, by and among Florida Gaming Centers, Inc., Florida Gaming Corporation, the lenders party thereto, and ABC Funding, LLC as Administrative Agent, filed as reference 10.1 to Registrant’s 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 10.1.
10.2	Modification Agreement, dated as of April 25, 2011 by and between Solomon O. Howell and James W. Stuckert and Florida Gaming Corporation, filed as reference 10.2 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.2.
10.3	Modification, Assignment and Assumption Agreement, dated as of April 25, 2011, by and among Freedom Holding, Inc., Florida Gaming Centers, Inc., and Florida Gaming Corporation, filed as reference 10.3 to Registrant’s 8-K filed April 27, 2011incorporated herein by reference as Exhibit 10.3.
10.4	Modification, Assignment and Assumption Agreement, dated as of April 25, 2011, by and among Andrea S. Neiman, Florida Gaming Centers, Inc., and Florida Gaming Corporation, filed as reference 10.4 to Registrant’s 8-K filed April 27, 2011 incorporated herein by reference as Exhibit 10.4.
10.5	Florida Gaming Corporation Promissory Note, dated as of April 25, 2011, in the amount of $1,905,000, filed as reference 10.5 to Registrant’s 8-K filed April 27, 2011 incorporated herein by reference as Exhibit 10.5.
10.6	Freedom Pledge Agreement, dated as of April 25, 2011, by and among William B. Collett, William B. Collett, Jr., Hurd Family Partnership, L.P. and ABC Funding, LLC. (Included as Exhibit H to Exhibit 10.1), filed as reference 10.1 to 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 10.6.
10.7	Employment Agreement, dated as of April 25, 2011, between Florida Gaming Centers, Inc. and W. Bennett Collett, Jr. filed as reference 10.7 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.7.
10.8	Employee Bonus Compensation Restriction Agreement, dated as of April 25, 2011, by and between W. Bennett Collett, Jr. and ABC Funding, LLC, filed as reference 10.8 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.8.
10.9	Employment Agreement, dated as of April 25, 2011, by and between Florida Gaming Centers, Inc. and Daniel J. Licciardi, filed as reference 10.9 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.9.
10.10	Consulting Agreement, dated as of April 25, 2011 by and between Freedom Financial Corporation and Florida Gaming Corporation (Included as Exhibit K to Exhibit 10.1), filed as reference 10.1 to Registrant‘s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.10.
10.13	Stock Subscription Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.5 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.13.
10.14	Stockholders Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.6 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.14.
10.15	Warrant Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.7 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.15.
10.16	Settlement Agreement as to Parcel No. 155 and Parcel No. 155TCE, dated February 3, 2009, by and between the Registrant and the County, filed as Exhibit 10.1 on Registrant’s Form 8-K dated April 6, 2009, and is incorporated herein by reference as Exhibit 10.16.
10.17	Promissory Note, entered into by the Registrant, the County and City National Bank of Florida on April 2, 2009, filed as Exhibit 10.2 on Registrant’s Form 8-K dated April 6, 2009 and is incorporated herein by reference as Exhibit 10.17.
10.18	Mortgage and Security Agreement, entered into by the Registrant, the County and City National Bank of Florida on April 6, 2009, filed as Exhibit 10.3 on Registrant’s Form 8-K dated April 6, 2009 and is incorporated herein by reference as Exhibit 10.18.
10.19	Registrant’s Amended and Restated Loan Agreement between Florida Gaming Centers, Inc. City National Bank of Florida, and Freedom Financial Corp, dated October 31, 2005, was filed as reference 10.9 to Registrant’s 2005 10-KSB, herein incorporated by reference as Exhibit 10.19.
10.20	Promissory Note, entered into by the Registrant, the County and City National Bank of Florida on June 16, 2011, was filed as Exhibit 10.20 to Registrant’s June 30, 2011 10-Q, and is incorporated herein by reference as Exhibit 10.20.
10.21	Mortgage and Security Agreement, entered into by the Registrant, the County and City National Bank of Florida on April 6, 2009, was filed as Exhibit 10.21 to Registrant’s June 30, 2011 10-Q, and is incorporated herein by reference as Exhibit 10.21.

10.23	Warrant Agreement entered into between the Registrant and Nurmi Properties, dated December 11, 2009, was filed as Exhibit 10.18 to an 8-k filed December 17, 2009 and is incorporated herein by reference as Exhibit 10.23.
10.30	Partnership Purchase Interest Agreement, dated October 14, 2010, filed as Exhibit 10.30 to Registrant’s 10-Q dated November, 15, 2010 is incorporated herein by reference as Exhibit 10.30.
10.31	Assignment of Interest Agreement, between Florida Gaming Centers and W. Flagler Associates, dated October 14,2010, filed as Exhibit 10.31 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.31.
10.32	Assumption Agreement, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit10.32 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.32.
10.33	Escrow Agreement, between Mintzer Sarowitz Zeris Ledva & Meyers LLP, Florida Gaming Centers and West Flagler, dated October 14, 2010, filed as Exhibit10.33 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.33.
10.34	Legal opinion, dated October 14, 2010, filed as Exhibit10.34 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.34.
10.35	Legal opinion of seller, dated October 14, 2010, filed as Exhibit 10.35 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.35.
10.36	Secretary’s Certificate, dated October 14, 2010, filed as Exhibit 10.36 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.36.
10.37	Sellers Certificate, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit 10.37 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.37.
10.38	Sellers Release, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit10.38 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.38.
10.39	Notice of Acceleration of Obligations, issued on August 9, 2012 filed as Exhibit 99.1 to the registrants June 30, 2012 10-Q, is incorporated herein by reference as Exhibit 10.39 .
10.40	Notice of Acceleration of Obligations, issued on August 9, 2012 filed as Exhibit 99.2 to the registrants June 30, 2012 10-Q, is incorporated herein by reference as Exhibit 10.40 .
10.41	Engagement Letter between Florida Gaming Centers, Inc. and David Jonas, filed as Exhibit 99.1 to the Company’s September 30, 2012 10-Q, is incorporated herein by reference as Exhibit 10.41.
10.42	Press Release dated November 26, 2012, announcing entering in to a Stock Purchase Agreement with Silvermark, attached at exhibit 99.1 to Form 8-K dated November 25, 2012, and is herein by reference as Exhibit 10.42.
10.43	Stock Purchase Agreement dated November 26, 2012, attached as Exhibit 2.1 on Form 8-K dated November 25, 2012, is incorporated herein by reference as Exhibit 10.43.
10.44	The company entered into an Amendment to Stock Purchase Agreement attached as Exhibit 99.1 on Form 8-k dated February 22, 2013, and is incorporated herein by reference as Exhibit 10.44.
10.45	Appointment of new auditors for Florida Gaming Centers reported on Form 8-K, dated March 18, 2013, is incorporated herein by reference as Exhibit 10.45
14.0	Registrant’s Code of Ethics adopted by the Board of Directors on May 16, 2003, filed as Exhibit 14 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 14.0.
21.0	List of Registrant’s Subsidiaries as of December 31, 2004, filed as Exhibit 21 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 21.0.
31.1	Certification by Registrant’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
31.2	Certification by Registrant’s Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
32.1	Certification by Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.

101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (b) our Consolidated Statements of Operations for the Three months ended March 31 2013 and 2012, (c) our Consolidated Statements of Cash Flows for the Three months ended March 31, 2013 and 2012 and (d) the Notes to such Consolidated Financial Statements.

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

Form 8-k report dated April 22, 2013 entering into a Second Amendment to Stock Purchase Agreement with Silvermark LLC.

Form 8-k report dated May 8, 2013 entering into a Third Amendment to Stock Purchase Agreement with Silvermark LLC.

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

FLORIDA GAMING CORPORATION
(Registrant)

Date: May 15, 2013	By:	/s/ W. B. Collett, Jr.
W.B. Collett, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2013	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer
(principal financial officer) (principal accounting officer)

