Form 10-Q
period 2013-06-30
FLORIDA GAMING CORP
filed 2013-08-19
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013, there were 4,037,293 shares of the Registrant’s common stock outstanding.

FLORIDA GAMING CORPORATION

INDEX

Page Number

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	3
Consolidated Balance Sheets	3-4
Consolidated Statements of Operations	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Item 4. Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
Item 1a. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon senior securities
Item 4. Submission of Matters to a Vote of Security Holder
Item 5. Other Information
Item 6. Exhibits
Signatures

Part 1. Financial Information

FLORIDA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
Current assets:
Cash and cash equivalents (Note 1)	$5,717,476	$4,859,302
Receivables, net	253,309	240,117
Inventory (Note 1)	45,582	53,523
Prepaid expenses	2,716,233	1,148,694
Total current assets	8,732,600	6,301,636

Property, plant and equipment, at cost:
Land	21,210,998	21,210,998
Building and improvements	30,366,213	30,335,212
Furniture and equipment	19,059,201	19,046,179
	70,636,412	70,592,389
Less accumulated depreciation	(9,799,012)	(8,059,284)
Net property, plant and equipment	60,837,400	62,533,105
Real estate held for sale (net)	234,000	234,000
Other assets	5,294,774	6,022,571
Total Assets	$75,098,774	$75,091,312

FLORIDA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders' Equity
	June 30,	December 31,
	2013	2012
	(unaudited)
Current liabilities:
Unclaimed winnings	$190,892	$103,668
Accrued payroll and related expenses	855,413	1,009,547
Accounts payable and accrued expenses (See Note 12)	14,522,117	14,587,094
Warrant liability (See Note 3)	26,845,000	4,403,666
Current portion, other long-term debt	85,697,965	84,912,163
Total current liabilities	128,111,387	105,016,138

Long-term liabilities:
Long-term portion notes payable	20,964,625	20,472,982

Stockholders' Equity:
Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 27,756 shares issued and outstanding at June 30, 2013 and December 31, 2012	2,776	2,776
Class AA convertible preferred stock, convertible to common stock; $.10 par value, 5,000 shares authorized; 5,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	500	500
Class B convertible preferred stock, convertible to common stock; $.10 par value, 50 shares authorized; 45 shares issued and outstanding at June 30, 2013 and December 31, 2012	5	5
Class F convertible preferred stock, convertible to common stock; $.10 par value, 2,500 shares authorized; 1,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	100	100
Common stock, $.20 par value, authorized 7,500,000 shares, 4,037,293 issued and outstanding at June 30, 2013 and December 31, 2012	807,459	807,459
Capital in excess of par value	50,784,923	50,784,922
Accumulated deficiency	(125,573,001)	(101,993,570)
Total stockholders' deficiency	(73,977,238)	(50,397,808)
Total liabilities and stockholders' deficiency	$75,098,774	$75,091,312

FLORIDA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30,2012
REVENUES
Casino	$18,823,188	$14,788,715	$34,515,475	$25,459,807
Less state, county and city taxes	(7,124,940)	(5,593,276)	(13,112,846)	$(9,598,707)
Net Casino Revenue	11,698,248	9,195,439	21,402,629	15,861,100
Pari-Mutuel	1,147,537	1,300,879	2,441,491	2,716,280
Less state pari-mutuel taxes incurred	(151,964)	(181,256)	(333,315)	(357,229)
Less simulcast guest commissions	(199,839)	(214,855)	(396,620)	(445,928)
Net Pari-Mutuel Revenue	795,734	904,768	1,711,556	1,913,123
Cardroom	2,055,592	2,069,892	4,049,289	3,788,579
Less state taxes	(199,484)	(200,592)	(437,528)	(408,132)
Net Cardroom Revenue	1,856,108	1,869,300	3,611,761	3,380,447
Food, beverages, and other	676,761	563,103	1,271,511	1,122,612
Net Revenue	15,026,851	12,532,610	27,997,457	22,277,282

EXPENSES
Operating Expenses	8,599,350	9,092,499	16,494,902	17,718,146
General and Administrative	1,107,888	1,079,170	2,336,955	2,150,152
Depreciation and Amortization	1,227,787	1,037,067	2,467,527	2,153,235
	10,935,025	11,208,736	21,299,384	22,021,533
Net Income from Operations	4,091,826	1,323,874	6,698,073	255,749

OTHER INCOME (EXPENSE)
Pari-Mutuel Tax Credits	30,860	106,351	121,111	206,535
Interest Income	168	260	420	505
Warrant Expense	(22,441,334)	-	(22,441,334)	-
Interest Expense	(3,887,564)	(3,938,715)	(7,728,185)	(7,268,285)
	(26,297,870)	(3,832,104)	(30,047,988)	(7,061,245)
Net Loss	(22,206,044)	(2,508,230)	(23,349,915)	(6,805,496)
Dividends on Preferred Stock	(114,758)	(114,758)	(229,516)	(229,516)
Net Loss Attributable to Common Shareholders	$(22,320,802)	$(2,622,988)	$(23,579,431)	$(7,035,012)
Basic Loss per Common Share	$(5.53)	$(0.65)	$(5.84)	$(1.74)
Diluted Loss per Common Share	$(5.53)	$(0.65)	$(5.84)	$(1.74)

Florida Gaming Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	June 30,	June 30,
	2013	2012
Cash flows from operating activities:
Net Loss	$(23,349,915)	$(6,805,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,467,527	2,153,234
Interest payment not made and added back to principal of loan	1,172,792	-
Interest paid in kind	491,642	376,662
Florida gaming centers warrants	22,441,334	-
Increase in accounts receivables	(13,192)	(229,661)
Decrease in inventory	7,941	16,944
Decrease (Increase) in prepaid expense	(1,567,539)	535,514
Increase in other assets	0	(51,383)
Decrease in accounts payable and accrued expenses	(361,401)	(14,812,736)
Net cash provided by (used) in operating activities	1,289,189	(18,816,922)

Investing Activities:
Purchases of property, plant and equipment	(44,026)	(7,350,063)
Net cash used in investing activities	(44,026)	(7,350,063)

Financing Activities:
Repayment of debt	(386,989)	(191,242)
Net cash used in financing activities	(386.989)	(191,242)

INCREASE (DECREASE) IN CASH	858,174	(26,358,227)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,859,302	37,297,676
CASH AND CASH EQUIVALENTS AT JUNE 30, 2013 AND JUNE 30, 2012	$5,717,476	$10,939,449
Supplemental disclosure of cash flow information:
Interest capitalized	$-	$22,943
Interest paid	$6,132,820	$8,579,410
Non cash acquisition of premises	$-	$554,000
Accrued preferred dividends	$229,516	$229,516

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General:

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

Going Concern:

As of June 30, 2013, the Company was in default on an $87,000,000 credit facility (See Note 8 ). The Company’s continued existence as a going concern is dependent on its ability to obtain a waiver of its credit default and to generate sufficient cash from operations to meet its needs.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company had believed that the sale of Florida Gaming Centers, Inc. would enable it to continue as a going concern. However, as further discussed in Note 11, a recent valuation of the warrants issued to the lender providing the funding for the casino expansion revealed that the repurchase of such warrants required at sale exceeds the expected proceeds from the sale. Accordingly, the Company considered its alternatives, including filing for bankruptcy.

On August 19, 2013, Florida Gaming Corporation and certain of its subsidiaries, including Florida Gaming Centers, Inc, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida (the “Court”).  The Companies will continue to operate their business as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

In general, as debtors in possession under the Bankruptcy Code, the Company will be authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. While operating as debtors in possession under Chapter 11 of the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. The Debtors have not yet prepared or filed with the Bankruptcy Court a plan of reorganization. No assurance can be given as to the value, if any, that may be ascribed to the Company’s various prepetition liabilities and other securities. The Company cannot predict what the ultimate value of any of its securities may be and it remains too early to determine whether holders of any such securities will receive any distribution in the reorganization. Accordingly, the Company urges that caution be exercised with respect to existing and future investments in any of these securities or other Debtor claims.

Basis of Presentation:

The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2012 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Company’s Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Report on Form 10-K for the year ended December 31, 2012. The March and June 2012 amounts originally presented were adjusted in subsequent quarters. The comparable June 30, 2012 accompanying statements reflect this adjustment. The results of operations for the six months ended June 30, 2013 may not necessarily be indicative of the results of operations for the year ended December 31, 2013.

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

Long-lived assets:

The Company's investment in its residential and commercial property is carried at cost. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360, Property, Plant and Equipment ("ASC 360") and ASC Topic 970 “Real Estate” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.

Accounts Receivables:

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables. There was no allowance for doubtful accounts recorded for the three and six months ended June 30, 2013 and June 30, 2012.

Slot License:

The Company obtains the slot license from the Florida Department of Professional Regulation to operate the slot machine, renews annually in May and is paid in advance. The Company expensed $1,125,000 and $3,031,250 for the six months ended June 30, 2013 and 2012, respectively, in relation to this license. The license for 2012 was amortized on a straight line basis over the period that the casino was operational, January through May of 2012. As of June 30, 2013, the Company had a prepaid of approximately $1,968,750, related to the slot license, compared to $844,000 at December 31, 2012.

Inventory:

The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at June 30, 2013 and December 31, 2012.

Pari-mutuel Wagering:

Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company's unclaimed winnings (outs) totaled $190,892 at June 30, 2013 and $103,668 at December 31, 2012.

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

The Company follows ASC Topic 740, “Income Taxes” regarding accounting for income tax uncertainties. ASC Topic 740 states that a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company maintained no net tax assets at June 30, 2013 and December 31, 2012.

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

The net loss per common share for the quarters ended June 30, 2013 and June 30, 2012 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock which was $114,758, for the three month period ended June 30, 2013 and June 30, 2012, by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended June 30, 2013 and June 30, 2012 was 4,037,293.

The net loss per common share for the six months ended June 30, 2013 and June 30, 2012 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock which was $229,516, for the six month period ended June 30, 2013 and June 30, 2012, by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended June 30, 2013 and June 30, 2012 was 4,037,293.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the three and six months ended June 30, 2013 and June 30, 2012 because the effect would be antidilutive.

	Three Months		Six Months
	June 30,		June 30,
	2013	2012	2013	2012
Weighted average number of shares for calculation of basic EPS – Common Stock	4,037,293	4,037,293	4,037,293	4,037,293
Weighted average number of shares for calculation of diluted EPS	4,037,293	4,037,293	4,037,293	4,037,293

Advertising Costs:

Advertising costs are expensed as incurred.

Stock Options:

The Company accounts for all employee stock-based compensation in accordance with ASC Topic 718, “Stock Compensation,” which requires that equity instruments issued as compensation be measured at fair value. The Company accounts for non-employee stock-based compensation in accordance with ASC Topic 505-50, “Equity Based Payments to Non-Employees”. Amounts are based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value assigned to stock options granted to non-employees are accounted for in accordance with ASC Topic 505-50, which requires that such costs be measured at the end of each reporting period to account for changes in the fair value of common stock until the options are vested using the Black-Scholes pricing model. Common stock is valued using the market price of common stock on the measurement date as defined in ASC Topic 505-50. (See Note 3)

Subsequent Events:

The Company has adopted the provisions of SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165, as incorporated into ASC Topic 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and through the date financial statements are issued. The Company evaluated, and included, all events or transactions that occurred after June 30, 2013 through August 19, 2013, the date these financial statements were issued.

On August 19, 2013, Florida Gaming Corporation and certain of its subsidiaries, including Florida Gaming Centers, Inc, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida (the “Court”).  The Companies will continue to operate their business as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

In general, as debtors in possession under the Bankruptcy Code, the Company will be authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. While operating as debtors in possession under Chapter 11 of the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. The Debtors have not yet prepared or filed with the Bankruptcy Court a plan of reorganization. No assurance can be given as to the value, if any, that may be ascribed to the Company’s various prepetition liabilities and other securities. The Company cannot predict what the ultimate value of any of its securities may be and it remains too early to determine whether holders of any such securities will receive any distribution in the reorganization. Accordingly, the Company urges that caution be exercised with respect to existing and future investments in any of these securities or other Debtor claims.

The Credit Agreement (See Note 3) states that the warrants held by the lenders, currently exercisable for 35% of the stock in Centers, would increase by one-hundredth percent (.01%) for each slot machine made available for gaming at Hialeah Park (“Hialeah”) after its opening, up to a maximum of 10.0%, at any time the Centers Warrants are outstanding. According to Hialeah’s website, their new facility opened on August 14, 2013 and they opened with 882 slot machines.

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

Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”) was issued in February 2013 and requires additional disclosure of the effects of reclassifications out of accumulated other comprehensive income (“AOCI”) in a single location, either on the face of the financial statement that reports net income or in the notes to the financial statements. ASU 2013-02 does not change the current requirements and carries forward the existing requirements that reclassifications out of AOCI be separately presented for each component of other comprehensive income. For items reclassified out of AOCI and into net income in their entirety, the effect of the reclassification on each affected net income line must be disclosed. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required disclosures is required. The amendments were effective prospectively for reporting periods beginning after December 15, 2012. This update did not have a material impact on the Company’s consolidated financial statements.

(2) PREFERRED STOCK

Class A Preferred Stock

The Company has 27,756 shares of Class A Preferred Stock, $.10 par value, that provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which is cumulative and has priority over dividends on the common stock. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock. The Company has declared and accrued the required dividends. Accrued dividends on Class A Preferred Stock totaled $112,752 at June 30, 2012, compared to $100,262 at December 31, 2012. .

Class AA Preferred Stock

On June 15, 2007 the Company authorized and issued 5,000 shares of its Series AA 7% cumulative convertible preferred stock to Prides Capital for $1,000 cash per share for an aggregate of $5,000,000. Each share is convertible into 40 shares of the Company’s $.20 par value common stock. The stated value per share is $1,000 (as adjusted for stock splits, combinations or splits). The Company has declared and accrued the required dividends. Accrued dividends on Class AA Preferred Stock totaled $1,662,500 at June 30, 2013, compared to $1,487,500 at December 31, 2012.

Class B Preferred Stock

The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration received by the Company upon the initial issuance of each share of the Series B stock was $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. The Company has declared and accrued the required dividends. Accrued dividends on Class B Preferred Stock totaled $65,027 at June 30, 2013 compared to $63,002 at December 31, 2012.

Class F Preferred Stock

The Company is also authorized to issue up to 2,500 shares of Series F 8% Cumulative Convertible Preferred Stock (the “Series F Preferred Stock”), which provides annual dividends at the rate of 8% of the shares' stated value. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company's Board of Directors, such dividends may be paid in shares of the Series F Preferred Stock. Holders of Series F Preferred Stock may convert all or any of such shares to the Company's common stock at any time. Each share of Series F Preferred Stock shall be converted into 148.3345 shares of common stock (the “Conversion Stock”). The number of shares of Conversion Stock into which each share of Series F Preferred Stock shall be converted shall be proportionately adjusted for any increase or decrease in the number of shares of common stock or Series F Preferred Stock. Upon liquidation, the holders of Series F Preferred Shares shall be entitled to be paid $1,000 per share plus accrued dividends before any distribution to holders of common stock. The Company has declared and accrued the required dividends. Accrued dividends on Class F Preferred Stock totaled $521,703 at June 30, 2013, compared to $481,703 at December 31, 2012.

The Class A Preferred Stock, the Series AA Preferred Stock, the Series B Preferred Stock, and the Series F Preferred Stock are all equal in rank with respect to the payment of dividends and with respect to the distribution of assets upon liquidation of the Company.

(3) STOCK OPTIONS AND WARRANTS

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

On July 10, 2006, the Company issued a total of 473,125 options at $17.00 per share with an expiration of July 10, 2012; 33,000 options were issued to key employees, 325,000 options were issued to Freedom Financial Corporation (“Freedom”) and 115,125 options were granted to executive employees and directors. On July 3, 2008, the Company re-priced all 473,125 options issued on July 10, 2006 from an exercise price of $17 per share to $12 per share, and on August 26, 2008 the options were re-priced to $8.25 per share.

On July 11, 2006, the Company issued 362,500 options to executive employees and a director at $17.00 per share with an expiration of July 11, 2009. On July 3, 2008, the Company re-priced all 362,500 of these options to $12 per share. On August 26, 2008, the Company re-priced all 835,625 options issued on July 10 and 11, 2006 from $12 per share to $8.25 per share. On July 11, 2012 and 2011, the Company extended the 362,500 options originally issued on July 11, 2006 to certain executive employees and directors. The amended 2012 agreement provided the option holders a four year extension on the option term through March 31, 2017 at a price of $8.25 per share. The Company recognized total stock based compensations expense of $94,254 during the third quarter 2012 due to this amendment. The amendment affected two employees and two directors. Freedom Holding, Inc. (“Holding”), a related party controlled by the Company’s chairman, with additional ownership maintained by the Company’s CEO, held 325,000 of these options; an executive officer of the Company held 17,500 of these options; and the remaining 20,000 options are held by a director of the Company.

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

On June 26, 2008, the Company borrowed $1,000,000 from Mr. James Stuckert (“Stuckert”) with an interest rate of Wall Street Journal prime plus three percent. As inducement to Stuckert to make the loan, the Company issued a warrant to purchase 20,000 shares of the Company’s $.20 par common stock with an exercise price of $12.50 per share, re-priced to $8.25 per share. The warrant was exercisable at any time from June 26, 2008 through June 26, 2013. These warrants expired June 26, 2013.

Credit Agreement:

On April 25, 2011, the Company entered into a Credit Agreement (See Note 8) and at the closing, the Lenders received warrants, with a $0.01 exercise price, currently equal to 35% (the “Base Percentage”) of the stock in Centers and such percentage may increase depending on the number of slot machines that may become operational at a competing facility in the future. The Base Percentage shall increase by one one-hundredth percent (0.01%), up to a maximum of 10.0%, for each slot machine made available for gaming at Hialeah Park Race Track at any time while the Centers Warrants are outstanding (the “Hialeah Increase”). According to Hialeah’s website, their new facility opened on August 14, 2013 and they opened with 882 slot machines. Centers may have the ability to reduce the Hialeah Increase by up to one-half, depending on actual financial performance in the future exceeding certain thresholds, by paying the Lenders an aggregate of $500,000 for each percentage point it wishes to deduct from the Hialeah Increase. Centers is obligated to make an offer to repurchase the Centers Warrants upon the occurrence of any Trigger Event, which is defined to include the following: (a) the maturity date of the Term Loan; (b) the date upon which the Term Loan is repaid in full (the “Repayment Date”); (c) upon a change of control in Centers; (d) upon the commencement of bankruptcy proceedings (or any similar action or insolvency event) by Centers; and (e) if the maturity date of the Term Loan or the Repayment Date occurs prior to the fifth anniversary of the opening date of The Casino at Miami Jai-Alai (the “Opening Date”), then each anniversary of the Opening Date occurring after the Repayment Date and on or prior to the fifth anniversary of the Opening Date.

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

The Company did not account for the Centers warrants at the time of issuance because there were too many contingencies on the warrants becoming exercisable for either Centers or the Company. Centers is not publicly traded and at the time the potential value of the warrants could not be determined. The Credit Agreement requires that once a trigger event occurs, the Company will have to hire an arbitrator and calculate the value of the company, the debt owed, and the value of the warrants. The Company is in the process of selling Centers, and the Company had valued the warrants of Centers at $4,403,666 at December 31, 2012.

On June 7, 2013, Centers entered into an Engagement Letter with Jefferies LLC pursuant to which Jefferies would determine the “Net Company Value” and an “Appraised Value” of Centers in the manner and in accordance with the terms set forth in Section 8 of the Warrant Agreement dated as of April 25, 2011 among Centers, the Company and certain warrant holders named in the Warrant Agreement.

On June 27, 2013, Centers, the wholly owned subsidiary of the Company, received a valuation report from Jefferies LLC. The Net Company Value and Appraised Value were required to determine the repurchase price for the warrants issued pursuant to the Warrant Agreement. The Company’s repurchase of the warrants is a condition to closing the sale of Centers to Silvermark LLC pursuant to the Stock Purchase Agreement among the Company, Centers and Silvermark dated as of November 25, 2012. (See Note 11)

As defined in the Warrant Agreement, when calculated in accordance with the sale of Centers, “Net Company Value” means the greater of (i) the net proceeds resulting from the transaction and (ii) the “Appraised Value.” “Appraised Value” means the equity value of Centers that would be realized in a transaction between a willing seller and a willing buyer, neither of which is acting under compulsion and assuming each has full access to relevant information. The warrant repurchase price is determined by multiplying the “Base Percentage” by the Net Company Value. The current Base Percentage is 35%.

The Report indicated an Appraised Value of $76.7 million as of May 31, 2013. Because this Appraised Value is greater than the net proceeds that the Company would receive from the Silvermark transaction, the Appraised Value would be the Net Company Value used for determining the warrant repurchase price. Multiplying the Net Company Value by the current Base Percentage would result in a warrant repurchase price of $26.845 million. Because the warrant repurchase price exceeds the proceeds the Company expects to receive from the Stock Purchase Agreement, the Company is evaluating its options. The Company is considering and may imminently file for bankruptcy protection. The Company has accrued the additional $22,441,334 in the accompanying financial statements.

The foregoing description of the Warrant Agreement is qualified in its entirety by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 25, 2011. The foregoing description of the Stock Purchase Agreement is qualified in its entirety by reference to Exhibit 2.1 to the Company’s Form 8-K dated November 25, 2012.

The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with ASC Topics 718 and 505-50. The Black-Scholes option pricing model uses assumptions for inputs including the risk free rate of return, expected forfeitures, expected volatility, expected term, and expected dividends. The risk-free rate of return for the option or warrant life is based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term. Expected forfeitures are based on environmental factors tied to the options and warrants as well as historical behavior. Expected volatilities are based on historical volatility of the Company’s stock. Expected terms are generally based on the options contractual term unless environmental factors reflect that the option holder would likely exercise their option sooner. No new options or warrants were issued during the three or six months ended June 30, 2013 and June 30, 2012. On June 26, 2013, 20,000 warrants expired.

	Six Months Ended
	June 30, 2013		June 30, 2012
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	846,250	$8.25	906,250	8.63
Granted
Exercised
Forfeited
Expired	20,000	8.25	20,000	30.00
Outstanding at end of period	826,250	8.25	886,250	8.15
Options and warrants exercisable at end of period	826,250	8.25	886,250	8.15

(4) TAXES

At December 31, 2012, the Company had tax net operating loss (NOL) carryforwards of approximately $61,585,000 available to offset future taxable income. These NOL carryforwards expire twenty years from the year in which the losses were incurred or at various intervals through fiscal 2032. A significant portion of these NOLs are related to Florida Gaming Centers, Inc. and will be transferred to the buyer in connection with the pending sale (Note 11)

Effective July 1, 1998, tax relief legislation was enacted by the State of Florida stipulating that jai alai permit holders incurring state taxes on handle and admissions in an amount exceeding its operating earnings (before deduction of certain expenses such as depreciation and interest) for the prior years are entitled to credit such excess amounts against pari-mutuel taxes due and payable. Tax credits are used to satisfy the Company's obligation to pay taxes incurred on handle and admission. Tax credits used, depreciation expense and interest expense are all excluded from the statutory calculation of operating earnings or loss in the determination of the amounts of future tax credits.

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

(5) RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching. The Company’s cost for matching employee contributions totaled $24,600 for the six months ended June 30, 2013, compared to $25,400 for the six months ended June 30, 2012.

(6) RELATED PARTY TRANSACTIONS

Management fees/Freedom Financial Note . In lieu of salaries for the Chairman/CEO, W. B. Collett, the Company paid a management fee to Freedom Financial Corporation (“Freedom”) through June 30, 2011. The Company was unable to pay the management fees and accrued management fees to Freedom of $780,000 for each of the years ended December 31, 2009 and December 31, 2010. Freedom is controlled by the Company’s Chairman and the Company’s CEO/President also maintains ownership in Freedom. The Company had accrued management fees of $1,560,000 during the years ended December 31, 2010 and December 31, 2009, and the Company had accrued management fees of $195,000 for the first quarter 2011. On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Promissory Note with Freedom in the amount of $1,905,000 of which $1,755,000 was for accrued but unpaid consulting fees and $150,000 in accounts receivables from Freedom. Under the Promissory Note, (i) the indebtedness is subordinate to the obligations under the Credit Agreement, (ii) interest shall be paid-in-kind instead of in cash and (iii) the outstanding principal shall be due and payable in full on the date that is six (6) months after the maturity date under the Credit Agreement, which is October 25, 2016. (See Form 8-K filed April 27, 2011, Exhibit 10.5). At June 30, 2013 the Company owed Freedom $2,169,179 on this note, compared to $2,105,744 at December 31, 2012.

Consulting Agreement

On April 25, 2011, the Board of Directors of the Company promoted W. Bennett Collett, Jr. (B. Collett) from President and Chief Operating Officer of the Company and Centers to President and Chief Executive Officer of the Company and Centers.

In connection with B. Collett’s promotion, Mr. W. B. Collett, Sr. (W. Collett) retired as Chief Executive Officer of the Company, but continued in his roles as Chairman and a Director of the Company. W. Collett will also provide consulting services to the Company on a going-forward basis through Freedom Financial under a Consulting Agreement between Freedom and the Company (the “Freedom Consulting Agreement”). The Freedom Consulting Agreement is for a term beginning on April 25, 2011 and ending on December 31, 2017 and provides for fees paid by the Company to Freedom in an amount that may vary between $300,000 and $450,000 annually, depending on the financial performance of the Company. In 2012, W. Collett was paid $50,000 for these services by the Company, and no amounts have been paid in 2013. The Freedom Consulting Agreement generally provides that (i) the maximum number of hours of consulting work that Freedom may cause W. Collett to perform for the Company is 500 hours, (ii) any compensation under the Freedom Consulting Agreement is subject to certain representations, warranties and covenants made under the Credit Agreement is subject to certain representations, warranties and covenants made under Credit Agreement, (iii) and the Freedom Consulting Agreement may be terminated by either party without cause upon 90 days written notice.

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

W. Bennett Collett, Jr. Employment Agreement

Concurrent with the closing of the financing under the Credit Agreement, W. Bennett Collett, Jr. (Mr. B. Collett) was promoted from President and Chief Operating Officer of the Company and Centers to President and Chief Executive Office of the Company and Centers. Mr. B. Collett is the son of W. Bennett Collett. Mr. B. Collett entered into an Employment Agreement with Centers, which provides for the following:

•	An initial term beginning on June 30, 2011 and ending on December 31, 2016, with automatic 12-month extensions thereafter unless earlier terminated

•	Annual base salary of $300,000

•	Subject to the discretion of the Board of Directors, an annual bonus beginning in calendar year 2012 not to exceed 50% of the base salary.

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

On April 25, 2011 the Company entered into a Modification, Assignment and Assumption Agreement with Holding. Holding agreed to amend the note with Centers to release Centers from the obligations thereunder and accept Florida Gaming Corp as the new borrower under the promissory notes. Holding agreed to extend the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, and convert all interest payments to be paid in kind instead of in cash and to subordinate the obligations under the promissory notes to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instruments were substantially different than the old debt. The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we determined that the new debt was not a substantially different debt instrument. The note was accounted for as a debt refinance. (See Form 8-K filed April 27, 2011)

On June 28, 2012, the Company paid $100,323 to Holding which reduced the Company’s indebtedness to Holding. Holding used the funds to bring the interest current on an outstanding loan. At June 30, 2013, the Company owed Holding $1,945,154 on the note and $380,000 in dividends, compared to $1,850,162 on the note and $340,000 in dividends at December 31, 2012.

(7) COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases totalizator equipment from Sportech, a number of slot machines that are not available for purchase, copiers, golf carts, copiers, telephone system and other equipment. Total equipment rental under operating leases for the six months ended June 30, 2013 totaled $1,819,447 compared to $1,364,159 for the six month period ended June 30, 2012.

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

PAC Agreement:

In February, 2005, the Company agreed to contribute to political action committee (PAC) formed by South Florida gaming interests seeking passage of a statewide legislative initiative and local referenda to expand gaming rights to include “slots” in Miami-Dade County, Florida. Pursuant to that contribution agreement, the Company was contingently committed to the payment of $3,550,000 to the PAC as its share of the cost of the initiative. The contingent commitment became binding when the Company began slot machine operations at its facility. The $3,550,000 was accrued as a payable in 2011 and on February 3, 2012 the Company made payment in the amount of $3,550,000 to the political action committee, Floridians for a Level Playing Field, satisfying their liability to the organization for their assistance in seeking passage of the legislation to allow “slots” in Miami-Dade County Florida.

Litigation:

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

In the suit, ABC alleges that certain defaults of Centers and Corp. are claimed to have committed entitle ABC to foreclose upon the assets of Centers and Corp. The lawsuit contains the following counts: Breach of the Credit Agreement, Breach of Guaranty, Mortgage Foreclosure, Foreclosure of Security Interests and seeks the Appointment of a Receiver to run Casino Miami Jai Alai. On November 2, 2012, the court entered an order appointing David Jonas as Temporary Receiver in charge of Casino Miami Jai Alai’s operations, and the court later named Mr. Jonas as the receiver for the pendency of the suit.

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

Other Suits:

The Company is a defendant in certain other suits which are deemed to be routine litigation in the ordinary course of business. The Company believes that the ultimate resolution of the suits will not have a material adverse impact on the Company's financial position or its results of operations.

(8) NOTES PAYABLE AND LONG TERM DEBT

Credit Agreement:

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

At June 30, 2013, the Company was in default of the Credit Agreement due to the violation of certain covenants. Events of default unless waived by the lenders may allow the lenders to terminate the lenders commitments and thereupon the commitments shall terminate immediately and declare the loans then outstanding to be due and payable in whole (or in part in which case any principal not so declared to be due and payable may thereafter be declared to be due and payable), and thereupon the principal of the loans so declared to be due and payable, together with accrued interest thereon and all fees and other obligations accrued hereunder and under the other loan documents, shall become due and payable immediately, without presentment, demand, protest or other notice of any kind, all of which were waived by the Company; and in case of any event with respect to the Company, the commitments shall automatically terminate and the principal of the loans then outstanding, together with accrued interest thereon and all fees and other obligations accrued hereunder and under the loan documents, shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of waived by the Company. All the debt associated with the Credit Agreement ($84,943,655) is classified as a current liability in the accompanying June 30, 2013 balance sheet, and $83,770,862 was classified as current on the December 31, 2012 balance sheet.

For complete details on the Credit Agreement refer to the Form 8-K filed April 27, 2011.

CIB Bank/Freedom/Holding Note

On November 1, 2008, Centers, a wholly-owned subsidiary of the Company, borrowed $1,322,574 from Holding, which was evidenced by Centers Promissory Note in favor of Holding dated November 1, 2008. Holding is controlled by the Company’s CEO/Chairman and the President maintains ownership in Holding. The Holding note was unsecured, interest was 10.0% per annum, and had an initial maturity date of May 1, 2009. The note was refinanced on May 1, 2009, again on September 1, 2009 and March 1, 2010 with maturity extended until September 1, 2010. On September 1, 2010, the Company extended the note until September 1, 2011. (See Related Party Transactions) The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instruments were substantially different than the old debt. The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we determined that the new debt was not a substantially different debt instrument. The Notes were accounted for as debt refinances. The Company incurred no costs to refinance the notes.

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

On June 28, 2012, the Company paid $100,323 to Holding which reduced the Company’s indebtedness to Holding. Holding used the funds to bring the interest current on an outstanding loan. At June 30, 2013, the Company owed Holding $1,945,154 on the note and $380,000 in dividends, compared to $1,850,162 and $340,000 in dividends at December 31, 2012.

Miami Dade County

On April 6, 2009, the Company completed Phase 1 of its two-phase acquisition of the 10.982 acres of property from the County. Phase 1 included the closing of the purchase of approximately 2.283 acres from the County for $3,348,429, including a down payment of $334,843 and a County financed note payable of $3,013,586 for 15 years with final payment due April 1, 2024, with a fixed interest rate of 7.25%. The Note is secured by the purchased property pursuant to a mortgage and security agreement between the Company and the County. The Company also received air-rights over N.W. 37th Avenue, a street separating the two properties. At June 30, 2013 the Company owed $2,472,514 compared to $2,582,833 at December 31, 2012.

On June 11, 2011, the Company completed Phase 2 of the approximately 8.7 remaining acres for $13,393,716 that was to close no later than 60 days after the United States Corps of Engineers released the property free and clear of environmental contamination. The Corp of Engineers released the property free and clear of environmental contamination and on June 16, 2011, the Company and the County consummated the final closing on the remaining 8.67 acres of the undeveloped property. At the final closing, the Company made a down payment of $1,339,371, representing 10% of the purchase price of the remaining 8.67 acres, and the County issued a new promissory note for $12,054,344 representing the remaining amount owed by the Company on the 8.67 acres of undeveloped property which were the subject of the Closing. The Note is for 15 years, with an interest rate of 7.25%. The Company deferred payments until March, 2012. At June 30, 2013 the Company owed $11,512,425, compared to $11,789,096 at December 31, 2012. (See Exhibit 10.20 and 10.21, filed with June 30, 2011 10-Q)

Following the County Board’s vote to close 37th Avenue on July 7, 2011, the Company is required to pay up to $1,000,000 for remediation of 36th Avenue, of which $570,000 was paid in August, 2011 for the design and engineering of the 36th Avenue which was a condition precedent to the closure of 37th Avenue. The Company has accrued the remaining $430,000. If within 36 months of this vote the County determines a need to expand 36th Avenue, then the Company will be required to dedicate a 20-foot wide by 812-foot long strip of the Undeveloped Property to accommodate an 80 foot right-of-way (the “Expansion Easement”) which may, at the County’s sole discretion, be constructed in the future. The Company would also be required to pay for such street expansion to the extent of $4,700,000 through incremental draw-downs as described in the Settlement Agreement. On June 16, 2011, the Company granted a right-of-way deed representing the Expansion Easement which will be held in escrow until such time as the County Board votes to expand 36th Avenue.

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

On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Modification Agreement with Solomon O. Howell and James W. Stuckert whereby the Memorandum of Agreement, dated August 14, 2009, for a note in the amount of $1,000,000 was amended to extend the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, at the Company’s option permit interest to be paid-in-kind instead of in cash and subordinate the obligations under the Memorandum of Agreement to those under the Credit Agreement. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 10.2). The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt. The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we determined that the new debt was not a substantially different debt instrument. The Note was accounted for as debt refinance. At June 30, 2013, the Company owed $2,235,433, compared to $1,986,924 at December 31, 2012.

Florida Lemark/Construct Design

On December 9, 2010, the Company executed a $446,000 Promissory Note to Construct Design, Inc. The note was unsecured. The note bears interest at 12% per annum and was due January 31, 2011.

On April 25, 2011 the Company and Florida Lemark/Construct Design entered into an Amendment and Restatement, Assignment and Assumption Agreement (the “Agreement”) whereby the Promissory Note (“Note”) in the principal amount of $446,000 effective December 9, 2010, has been amended to (i) upon substantial completion of the project in accordance with the construction contract, to increase the outstanding principal of the original note to $1,000,000, (ii) at the Company’s option permit interest to be paid-in-kind instead of in cash and (iii) subordinate the obligations under the Agreement to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt. The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we determined that the new debt was not a substantially different debt instrument. The Note was accounted for as a debt refinance. (For further information please refer to the Form 8-K filed April 27, 2011). On March 11, 2012, 60 days after substantial completion of the project, the outstanding principal of this note was increased to $1,000,000. On April 11, 2012, the Company entered into an Assignment of Amendment and Restatement, Assignment and Assumption Agareement and assigned the Note to Eduardo and Linda Rodriguez. The Company owed $1,213,076 on this note at June 30, 2013, compared to $1,140,568 at December 31, 2012.

Freedom Financial Corporation Note

In connection with the closing of the Credit Agreement, the Company also entered into a Promissory Note with Freedom Financial Corporation (“Freedom”) in the amount of $1,905,000 for certain accounts receivable and unpaid consulting services rendered by Freedom to the Company. Under the Promissory Note, (i) the indebtedness is obligations under the Credit Agreement, (ii) interest shall be paid-in-kind instead of in cash and (iii) the outstanding principal shall be due and payable in full on the date that is six (6) months after the maturity date under the Credit Agreement. At June 30, 2013 the Company owed Freedom $2,169,179, compared to $2,105,744 at December 31, 2012. (See Related Party Transactions)

Andrea S Neiman

On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Modification, Assignment and Assumption Agreement with Andrea S. Neiman and agreed to modify an originate note in the amount of $125,000 to release Centers from the obligations thereunder and accept the Company as the borrower under the note, and extended the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, and at the Company ‘s option permit interest to be paid-in-kind instead of in cash and generally subordinate the obligations under the note to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt. The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we determined that the new debt was not a substantially different debt instrument. The Note was accounted for as debt refinance. On June 30, 2013, the company owed $171,153 on this note, compared to $158,956 at December 31, 2012. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 10.4)

(9)	SUMMER JAI-ALAI

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

Under the terms of an Amended and Restated Permit Use Agreement (“APUA”), commencing on October 1, 2010, the Company will conduct at its own risk and benefit the minimum number of live performances required to ensure that the Summer Permit remains eligible to conduct all gaming activities authorized by Florida Law. The Company and the Summer Partnership have entered into a separate lease agreement with the same terms as the APUA, wherein the Company has agreed to lease common area facilities at the Miami fronton required for the conduct of live jai-alai games for $7,500 per performance, capped at 115% of the minimum number of performances required by Florida Statutes. The APUA terminates the earlier of seven years after the Company commences as a slot machine gaming facility, or the 21st anniversary of the commencement date. Additionally, the Summer partners have the option to terminate the lease with 30 days’ notice to the Company. The Company recognized rental income of $157,500 for the six months ended June 30, 2013, compared to $-0- of rental income during the six months ended June 30, 2012.

(10)	REAL ESTATE HELD FOR SALE

The Company’s Tara subsidiary holds six residential lots called Tara Club Estates (collectively, “Tara” or the “Properties”), all of which are situated in Loganville, Walton County, Georgia. The carrying value of these lots is as follows:

	6/30/2013	12/31/2012

Real estate held for sale
Carrying value of real estate held for sale (six lots)	$260,069	$260,069
Reserve for losses on sale of real estate	(26,069)	(26,069)

	$234,000	$234,000

In accordance with ASC Topic 360-10-05 “Impairment or Disposal of Long-lived Assets” the Company periodically evaluates and adjusts its reserve for losses on its property held for sale. Activity in the reserve for June 30, 2013 and at December 31, 2012 was as follows:

	6/30/2013	12/31/2012

Allowance for losses on property held for sale
Balances, January 1	$26,069	$26,069
Provision for losses	-	-
Charges to the reserve	-	-

	$26,069	$26,069

The Company has completed its development activities and will expend no additional resources to further develop its properties. Accordingly, future expenses incurred related to these properties will be expensed as incurred.

The Company’s real estate development activities comprise a separate segment of its operations.

The Company had no real estate sales during the three months ended June 30, 2013, and June 30, 2012.

(11) SALE OF FLORIDA GAMING CENTERS, INC.

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

Pursuant to the SPA, Silvermark will assume Centers’ post-closing obligations under a Settlement Agreement with Miami-Dade County, Florida pertaining to a parking lot that is adjacent to Centers’ Miami facility which is subject to notes and mortgages totaling approximately $15 million. Pursuant to the SPA, $7.5 million of the purchase price will be held in escrow for up to three years to indemnify Silvermark LLC against obligations of the Company after the closing. In connection with the transaction Centers is required to repurchase 35% of Centers equity held by Lenders under Centers’ credit facility. (For more information - See Note 3 – credit facility)

On June 7, 2013, Centers entered into an Engagement Letter with Jefferies LLC pursuant to which Jefferies was engaged to determine the “Net Company Value” and an “Appraised Value” of Centers in the manner and in accordance with the terms set forth in Section 8 of the Warrant Agreement.

Jefferies LLC delivered the valuation report on June 27, 2013. As defined in the warrant agreement, the Jefferies report indicated an Appraised Value and Net Company Value of $76.7 million as of May 31, 2013. These values would result in a warrant repurchase of $26,845,000 as of June 30, 2013. Because the warrant repurchase price exceeds the proceeds the Company expects to receive from the Stock Purchase Agreement, the Company evaluated its options, and filed for bankruptcy protection (See Note 1 - Going Concern). The Company has accrued the additional $22,441,334 in the accompanying financial statements during the period ended June 30, 2013.

The transaction contemplated by the SPA was approved by the Company’s stockholders on February 25, 2013. The transaction is conditioned on, among other things, Silvermarks’ receipt of Florida Gaming’s license, other customary regulatory approvals, and other customary closing conditions.

The Company’s stockholders are not expected to receive any consideration upon the consummation of the transaction. The SPA has been amended multiple times for purposes of extending the expiration date. The expiration date has been extended until 11:59 P.M. E.T. on August 30, 2013.

For additional details on the sale of Centers, please refer to DEF 14A filed January 31, 2013.

The results of the discontinued operations were as follows for the six months ended June 30, 2013, and June 30, 2012.

	2013	2012
Net Revenues	$27,997,457	$22,277,282
Operating Expenses	(16,365,214)	(17,627,770)
General and Administrative Expense	(2,092,196)	(2,011,704)
Depreciation & Amortization	(2,466,841)	(2,148,495)
Net operating income	7,073,206	489,313
Interest Expense	(7,236,543)	(6,855,848)
Warrant Expense	(22,441,334)
Other Income	121,114	206,540
Net Loss	$(22,483,557)	$(6,159,995)

(12)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	6/30/2013	12/31/2012
Accounts payable	$3,608,204	$4,391,837
Accrued interest	2,735,568	2,878,402
Accrued dividends	2,361,984	2,132,468
Accrued professional fees	2,022,720	1,979,031
Accrued gaming taxes	2,400,696	1,808,300
Other payable and accrued expenses	1,392,945	1,397,056
	$14,522,117	$14,587,094

(13) FAIR VALUE MEASUREMENTS

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

56ASC Topic 820 requires disclosure of assets and liabilities measured at fair value on a nonrecurring basis. The following table presents the financial assets carried by the Company at fair value as of June 30, 2013 and December 31, 2012 and by Topic 820 valuation hierarchy (as described above).

Assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2013

			Internal
		Quoted	models with	Internal models
	Total	market	significant	with significant
	carrying	prices in an	observable	unobservable
	value on	active	market	market
	balance	market	parameters	parameters	Total Gains
	sheet	(Level 1)	(Level 2)	(Level 3)	(Losses)
Real Estate Held For Sale	$234,000	$-	$234,000	$-	$(26,069)

Total assets at fair value	$234,000	$-	$234,000	$-	$(26,069)

Warrants Liability	$-	$-	$-	$(26,845,000)	$(26,845,000)

Total liabilities at fair value	$-	$-	$-	$(26,845,000)	$(26,845,000)

Assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2012

			Internal
		Quoted	models with	Internal models
	Total	market	significant	with significant
	carrying	prices in an	observable	unobservable
	value on	active	market	market
	balance	market	parameters	parameters	Total Gains
	sheet	(Level 1)	(Level 2)	(Level 3)	(Losses)
Real Estate Held For Sale	$234,000	$-	$234,000	$-	$(26,069)

Total assets at fair value	$234,000	$-	$234,000	$-	$(26,069)

Warrants Liability	$-	$-	$-	$(4,403,666)	$(4,403,666)

Total liabilities at fair value	$-	$-	$-	$(4,403,666)	$(4,403,666)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND RECENT DEVELOPMENTS

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

Recent Developments

On August 19, 2013, Florida Gaming Corporation and certain of its subsidiaries, including Florida Gaming Centers, Inc, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida (the “Court”).  The Companies will continue to operate their business as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

In general, as debtors in possession under the Bankruptcy Code, the Company will be authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. While operating as debtors in possession under Chapter 11 of the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. The Debtors have not yet prepared or filed with the Bankruptcy Court a plan of reorganization. No assurance can be given as to the value, if any, that may be ascribed to the Company’s various prepetition liabilities and other securities. The Company cannot predict what the ultimate value of any of its securities may be and it remains too early to determine whether holders of any such securities will receive any distribution in the reorganization. Accordingly, the Company urges that caution be exercised with respect to existing and future investments in any of these securities or other Debtor claims.

On June 7, 2013, Centers entered into an Engagement Letter with Jefferies LLC pursuant to which Jefferies was engaged to determine the “Net Company Value” and an “Appraised Value” of Centers in the manner and in accordance with the terms set forth in Section 8 of the Warrant Agreement.

Jefferies LLC delivered the valuation report on June 27, 2013. As defined in the warrant agreement, the Jefferies report indicated an Appraised Value and Net Company Value of $76.7 million as of May 31, 2013. These values would result in a warrant repurchase of $26,845,000 as of June 30, 2013. Because the warrant repurchase price exceeds the proceeds the Company expects to receive from the Stock Purchase Agreement, the Company evaluated its options and filed for bankruptcy protection. The Company has accrued the additional $22,441,334 in the accompanying financial statements during the period ended June 30, 2013.

The Credit Agreement (See Note 3) states that the warrants held by the lenders, currently exercisable for 35% of the stock in Centers, would increase by one-hundredth percent (.01%) for each slot machine made available for gaming at Hialeah Park (“Hialeah”) after its opening, up to a maximum of 10.0%, at any time the Centers Warrants are outstanding. According to Hialeah’s website, their new facility opened on August 14, 2013 and they opened with 882 slot machines.

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

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. The Company had no allowance for doubtful accounts for the quarters ended June 30, 2013 and June 30, 2012.

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

The Company evaluates the carrying value of its real estate development and other long-lived assets, annually under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 360, “Plant, Property, and Equipment” and ASC Topic 970 “Real Estate.” Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve had been deemed necessary as of June 30, 2013.

Slot revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for chips and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increase. Pari-Mutuel revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company. ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company recognizes revenue from gaming operations in accordance with ASC Topic 605 which requires revenues to be recognized when realized or realizable and earned. Revenues derived from gaming operations including: mutuels, admission, program, food and beverage, card room, and other revenues are collected shortly before the earning events take place. The Company recognizes revenues from the Company's real estate operations in accordance with ASC Topic 360-20, and sales are generally recognized when consummated, which is upon the closing of the sale, unless the down payment is insufficient to accrue the revenue.

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

Further expansion of gaming opportunities not related to the pari-mutuel industry could also significantly and adversely affect the Company's business. In particular, the expansion of casino gaming in Miami-Dade and Broward Counties which is near the geographic areas from which the Company attracts or expects to attract a significant number of its customers could have a material adverse effect on the Company's business. The Company expects that it will experience significant competition as the emerging casino industry matures. The Company is now competing with Hialeah Casino Park, which opened August 14, 2013 with 882 slot machines, Calder Casino, a slot facility in Florida adjacent to Calder Race Course, which opened on January 22, 2010 with approximately 1,200 slot machines and Flagler Dog Track reopened in October 2009 as Magic City Casino with 700 Las Vegas-style slot machines.

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

Jai-Alai Industry

The jai-alai industry live handle (money wagered) generally has declined in the last several years, due to increased gaming competition such as casino gaming in Broward and Miami-Dade County, Indian Casino Gaming, gambling cruise ships, and the State of Florida lottery. Also, competition in the ports/entertainment area has increased significantly due to more professional sports teams in the Company's market areas. There can be no assurance that the jai-alai industry will improve significantly, if at all, in the future. Because the Company's jai-alai business is tied directly to many, if not all, of the factors which influence the jai-alai industry as a whole, a players strike or the enactment of unfavorable legislation could have an adverse impact on the Company's operations.

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

1.	Card rooms may operate on any day for a cumulative amount of 18 hours on week days and 24 hours on weekends and holidays;

2.	“Authorized games” means a game or series of games of poker or dominoes; approved by the Division of Pari-Mutuel Wagering;

3.	“Tournament” means a series of games that have more than one betting round involving one or more tables and where the winners or others receive a prize or cash award;

4.	Card room operators may award giveaways, jackpots, and prizes to a player who holds certain combinations of cards specified by the card room operator;

5.	Card rooms may conduct games of poker, with all games approved by the Division of Pari-Mutuel Wagering, State of Florida.

RESULTS OF OPERATIONS — SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2013 COMPARED WITH SECOND AND SIX MONTHS QUARTER ENDED JUNE 30, 2012

During the three months ended June 30, 2013, and June 30, 2012, Casino Miami Jai-Alai reflects three months of casino operation, cardroom operation and three months’ operation of live jai-alai performances at Miami. During the second quarter of 2013, Ft. Pierce did not operate live jai-alai compared to operating jai-alai during the month of April during the three months ended June 30, 2012. A full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce for the second quarter ending June 30, 2013 and 2012. Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility, however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria. Ft. Pierce and Miami operated a card room, with the Miami location also offering dominoes in its’ card room.

Revenue for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012

Casino Revenue

For the three months ended June 30,	2013	2012	Variance	% Variance
Casino	$21,404,754	$16,690,394	$4,714,360	28%
Promotional credits	(2,581,566)	(1,901,679)	679,887	36%
	$18,823,188	$14,788,715	$4,034,473	27%
State gaming tax	(6,562,445)	(5,151,701)	1,410,744	27%
City/county tax	(562,495)	(441,575)	120,920	27%
Net casino revenue	$11,698,248	$9,195,439	$2,502,809	27%

The Company saw a 27% increase in Net Casino Revenue during the three month period ended June 30, 2013 The Company has seen an increase in patrons with the additional advertising, and offering special events at the Casino, such as concerts, and boxing matches.

Pari-Mutuel Revenue

For the three months ended June 30,	2013	2012	Variance	% Variance
Miami	$894,969	$1,030,007	$(135,038)	-13%
Ft. Pierce	252,568	270,872	(18,304)	-7%
	$1,147,537	$1,300,879	$(153,342)	-12%
Less state pari-mutuel taxes	(151,964)	(181,256)	(29,292)	-16%
Less simulcast guest commissions	(199,839)	(214,855)	(15,016)	-7%
Net pari-mutuel	$795,734	$904,768	$(109,034)	-12%

Miami saw a 13% decrease in pari-mutuel revenue for the three months ended June 30, 2013. The Company is offering fewer performances and totally eliminated Saturday performances at Miami. With the opening of the Casino the Company is offering entertainment functions on Saturdays. The Company may add more performance as a guest site at the Miami location in the future. If the Company does add more performances that would enhance ITW in the future.

Ft. Pierce saw a 7% decrease in pari-mutuel revenue. Ft. Pierce did not offer live jai-alai during the second quarter 2013, compared to offering live jai-alai from April 1, 2012 through April 28, 2012 during the second quarter 2012.

Cardroom Revenue

For the three months ended June 30,	2013	2012	Variance	% Variance
Miami	$1,277,488	$1,367,969	$(90,481)	-7%
Ft.Pierce	778,104	701,923	76,181	11%
	$2,055,592	$2,069,892	$(14,300)	-1%
State gaming tax	(199,484)	(200,592)	(1,108)	-1%
Net cardroom revenue	$1,856,108	$1,869,300	$(13,192)	-1%

Miami saw a decrease this quarter when a Bad Beat Jackpot was hit two times in a relatively short period which eliminates players that follow the jackpot. Ft. Pierce did some television and radio advertising this quarter to attract new patrons.

Food, Beverage and Other Revenue

For the three months ended June 30,	2013	2012	Variance	% Variance
Miami	$561,716	$439,947	$121,769	28%
Ft. Pierce	115,045	123,156	(8,111)	7%
	$676,761	$563,103	$113,658	20%

Food, beverage and other income consists of the concession stands, bars, entertainment revenues, lottery commission, ATM commissions and misc. revenue. Overall, beverage revenue saw a $60,823 increase for the second quarter, entertainment revenue had a $15,679 increase, and there was a $48,809 increase in ATM commissions.

Operating Expenses

For the three months ended June 30,	2,013	2,012	Variance	% Variance
Casino	$2,090,799	$2,512,640	$(421,841)	-16.8%
Pari-mutuel	1,174,785	1,485,935	(311,149)	-20.9%
Cardroom	861,636	1,153,917	(292,281)	-25.3%
Food, beverages, and other	487,017	493,520	(6,503)	-1.3%
Advertising	573,926	539,280	34,647	6.4%
Utilities	262,362	272,123	(9,761)	-3.6%
Pre-Opening Expense	-	348,415	(348,415)	-100.0%
General & Administrative	1,107,888	1,079,170	28,718	2.7%
Depreciation and Amortization	1,227,787	1,037,067	190,720	18.4%
Other operating expense	3,148,825	2,286,669	862,156	38.0%
Operating Expenses	$10,935,025	$11,208,736	(273,708)	-2.4%

Casino Expenses

Included in the casino expense for the second quarter 2013, is the equipment lease of $899,156, licenses and regulatory fees of $562,500, wages and insurance of $ 191,110 supplemental prize money of $328,122, and contract maintenance of $74,635. This compares to is the equipment lease of $808,193, licenses and regulatory fees of $625,000, wages and insurance of $ 216,829, supplemental prize money of $257,585, and pre-opening expense of $572,918.

Pari-Mutuel

The larger expenses for the three months ended June 30, 2013 were wages and health insurance totaling $1,028,281 and contract maintenance of $145,629. This compares to the three months ended June 30, 2012, wages of $1,114,767, contract maintenance of $151,003, security police of $47,502, and television camera rental of $61,709.

Cardroom

For the three months ended June 30, 2013, wages and insurance totaled $561,904, supplemental prize money of $82,370 and promotional expense of $166,418. This compares to three months ended June 30, 2012 which included wages and insurance of $704,603, supplemental prize money of $83,065, promotional expense of $262,386, and misc expense of $37,558. Wages and insurance were higher during 2012 because the Company had more employees on hourly wages.

Food, beverage and other

Food, beverage and other consists of the concession stands, bars, lottery commission, ATM commissions and misc. revenue. The Company saw an increase of 6% in sales which led to an increase in cost of sales, wages and insurance, and operating supplies.

Advertising

The company continues to evaluate different areas of advertising. The company currently uses direct marketing mail, billboard placement, ads in the newspaper, ads on television and radio, and agency fees advertising entertainment events and the new Casino. This has led to the $34,637 increase for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.

Pre-Opening

During 2012, the Company incurred $348,415 in pre-opening expenses for the three months ended June 30, 2012. The Company chose to hire a firm to staff various employee positions at the Casino and a majority of these expenses will be incurred one time.

General And Administrative Expenses

Executive salaries did not change in comparing three months ended June 30, 2013 to June 30,2012.   Director’s fees decreased during the three months ended June 30, 2013 by $6,000 due to the death of William Haddon in 2012.  Dr. Galloway is the only paid director at $2,000 a month.  Telephone and travel expenses remained comparative.  Professional fees for the three months ended June 30, 2013 were $219,495 compared to $87,544 for the quarter due to legal fees associated with the lawsuit with the lenders.  Property taxes  increased due to the increase in personal property tangible tax in Miami. Property insurance decreased due to the timing of payments.

Depreciation and Amortization

Depreciation for the three months ended June 30, 2013 was $1,227,787 compared to $1,037,067 for the three months ended June 30, 2012. Depreciation expense on gaming equipment for the three months ended June 30, 2013, was $863,887 compared to $672,750 for the three months ended June 30, 2012. Amortization expense was comparable at $363,900 for the three months ended June 30, 2013, compared to $364,317 for the three months ended June 30, 2012.

Other Expenses

The Company has seen an increase in Other operating expenses with the opening of the Casino. The Company has added an IT department, a marketing department, additional security and surveillance. A large portion of the expense is for wages and insurance

Revenue for the six months ended June 30, 2013, compared to the six months ended June 30, 2012

Casino Revenue

For the six months ended June 30,	2013	2012	Variance	% Variance
Casino	$39,317,833	$28,364,101	$10,953,732	39%
Promotional credits	(4,802,358)	(2,904,294)	1,898,064	65%
	$34,515,475	$25,459,807	$9,055,668	36%
State gaming tax	(12,077,622)	(8,840,914)	3,236,708	37%
City/county tax	(1,035,224)	(757,793)	277,431	37%
Net casino revenue	$21,402,629	$15,861,100	$5,541,529	35%

The Company saw a 35% increase in Net Casino Revenue during the six months ended June 30, 2013. The Company has seen an increase in patrons with the additional advertising, and offering special events at the Casino, such as concerts, and boxing matches.

Pari-Mutuel Revenue

For the six months ended June 30,	2013	2012	Variance	% Variance
Miami	$1,817,336	$2,130,767	$(313,431)	-15%
Ft. Pierce	624,155	585,513	38,642	7%
	$2,441,491	$2,716,280	$(274,789)	-10%
Less state pari-mutuel taxes	(333,315)	(357,229)	23,914	7%
Less simulcast guest commissions	(396,620)	(445,928)	49,308	11%
Net pari-mutuel	$1,711,556	$1,913,123	$(201,567)	-10.5%

Miami saw a decrease in pari-mutuel revenue for the six months ended June 30, 2013. The Company is offering fewer performances and totally eliminated Saturday performances at Miami. With the opening of the Casino the Company is offering entertainment functions on Saturdays. The Company may add more performance as a guest site at the Miami location in the future. If the Company does add more performances that would enhance ITW in the future.

Ft. Pierce saw an increase in pari-mutuel revenue with additional advertising.

Cardroom Revenue

For the six months ended June 30,	2013	2012	Variance	% Variance
Miami	$2,514,878	$2,323,939	$190,939	8%
Ft.Pierce	1,534,411	1,464,640	69,771	5%
	$4,049,289	$3,788,579	$260,710	7%
State gaming tax	(437,528)	(408,132)	29,396	7%
Net cardroom revenue	$3,611,761	$3,380,447	$231,314	7%

Overall for the six months ended June 30, 2013, the cardroom revenue increased 8%. During the second quarter we saw a decline of 1%.

Food, Beverage and Other Revenue

For the six months ended June 30,	2013	2012	Variance	% Variance
Miami	$1,024,075	$878,465	$145,610	17%
Ft. Pierce	247,436	244,147	3,289	1%
	$1,271,511	$1,122,612	$148,899	13%

Food, beverage and other income consists of the concession stands, bars, entertainment revenues, lottery commission, ATM commissions and misc. revenue. Miami saw a 17% increase in beverage sales, ATM commissions and entertainment revenue.

Operating Expenses

For the six months ended June 30,	2,013	2,012	Variance	% Variance
Casino	$4,098,669	$4,461,463	$(362,794)	-8.1%
Pari-mutuel	2,654,247	2,804,174	(149,927)	-5.3%
Cardroom	1,733,744	2,150,374	(416,630)	-19.4%
Food, beverages, and other	954,766	807,434	147,332	18.2%
Advertising	1,061,732	892,874	168,859	18.9%
Utilities	481,223	487,332	(6,109)	-1.3%
Pre-Opening Expense	-	1,626,326	(1,626,326)	-100.0%
General & Administrative	2,336,955	2,150,152	186,803	8.7%
Depreciation and Amortization	2,467,527	2,153,234	314,293	14.6%
Other operating expense	5,510,522	4,488,170	1,022,352	22.8%
Operating Expenses	$21,299,384	$22,021,533	$(722,149)	-3.3%

Casino Expenses

Included in the casino expense for the six months ended 2013, is the equipment lease of $1,784,242 licenses and regulatory fees of $1,125,000, wages and insurance of $371,932 supplemental prize money of $603,881, and contract maintenance of $149,941. This compares to the equipment lease of $1,271,904, licenses and regulatory fees of $1,312,500, wages and insurance of $439,063, supplemental prize money of $442,046, and pre-opening expense of $954,862 for the six months ended June 30, 2012.

Pari-Mutuel

Some of the larger expenses for the six months ended June 30, 2013 were wages and health insurance totaling $2,174,976, contract maintenance of $285,076, and television camera rental of $131,656. This compares to the six months ended June 30, 2012, wages of $2,188,294, contract maintenance of $321,120, security police of $63,684, and television camera rental of $61,709.

Cardroom

For the six months ended June 30, 2013, wages and insurance totaled $1,160,222, supplemental prize money of $162,014 and promotional expense of $357,736. This compares to six months ended June 30, 2012 which included wages and insurance of $1,332,330, supplemental prize money of $151,853, and promotional expense of $560,660. Wages and insurance were higher during 2012 because the Company had more employees on hourly wages.

Food, beverage and other

Food, beverage and other consists of the entertainment, concession stands, bars, lottery commission, ATM commissions and misc. revenue. The Company saw an increase of 13% in sales which led to an increase in cost of sales, wages and insurance, and operating supplies.

Advertising

The company continues to evaluate different areas of advertising. The company currently uses direct marketing mail, billboard placement, ads in the newspaper, ads on television and radio, and agency fees for advertising entertainment events at the new Casino. This has led to the $168,859 increase for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. Ft. Pierce did some additional advertising in 2013.

Pre-Opening

During 2012, the Company incurred $1,626,326 in pre-opening expenses for the six months ended June 30, 2012. The Company chose to hire a firm to staff various employee positions at the Casino and a majority of these expenses will be incurred one time.

General And Administrative Expenses

After the opening of the Casino the Company made adjustments to personnel which decreased executive compensation for the six months 2013 by $32,324.  Director  fees decreased during the six months ended June 30, 2013 by $12,000 due to the death of William Haddon in 2012.  Dr. Galloway is the only paid director at $2,000 a month.  Telephone and travel expenses remained comparative.  Professional fees for the six months ended June 30, 2013 were $447,133 for the six months ended June 30, 2013, compared to $206,684 for the six months ended June 30, 2012 due to legal fees associated with the lawsuit with the lenders.  Property taxes increased due to the increase in personal property tangible tax in Miami. Property insurance decreased due to the timing of payments.

Depreciation and Amortization

Depreciation for the six months ended June 30, 2013 was $2,467,527 compared to $2,153,235 for the six months ended June 30, 2012. Depreciation expense on gaming equipment for the six months ended June 30, 2013, was $1,739,727 compared to $1,423,769 for the six months ended June 30, 2012. Amortization expense for the six months ended June 30, 2013 was $727,800 compared to $729,466 for the six months ended June 30, 2012.

Other Expenses

The Company has seen an increase in Other operating expenses with the opening of the Casino. The Company has added an IT department, a marketing department, additional security and surveillance. A large portion of the expense is for wages and insurance

Summary of Operations

The Company had net loss of $22,206,044 or ($5.53) per common share for the three months ended June 30, 2013, compared to net loss of $2,508,230 or ($.65) per common share for the quarter ended June 30, 2012. The Company saw income from operations of $4,091,826 during the second quarter 2013, compared to income from operations of $1,323,883 during the same period in 2012, an increase of 209%. The company had warrant expense of $22,441,334 during the second quarter 2013 compared to -0- during 2012. For further information, please see Recent Development section.

The Company had net loss of $23,349,915 or ($5.84) per common share for the six months ended June 30, 2013, compared to net loss of $6,805,496 or ($1.74) per common share for the six months ended June 30, 2012. The Company saw income from operations of $6,698,073 during the six months ended June 30, 2013, compared to income from operations of $255,749 during the same period in 2012, an increase of 2,519%.

The goal is to achieve greater awareness of the new Casino Miami Jai-Alai on the various entertainment options, such as poker, slots, dominos, boxing, concerts and of course jai-alai.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents at June 30, 2013 was $5,717,478, compared to $10,939,449 during the six months ended June 30, 2012. At June 30, 2013, the Company had a negative working capital of $119,378,787. The Company is in default of the Credit Agreement, and therefore the $83,770,862 note was moved to current liabilities. On August 9, 2012 the company received an acceleration of demand on the $87 million dollar loan. (See Note 8)

Cash Flows from:	2013	2012
Operating activities	$1,289,189	$(18,816,922)
Investing activities	$(44,026)	$(7,350,063)
Financing activities	$(386,689)	$(191,242)

Operating activities

•	The Company saw a $315,958 increase in depreciation compared to the same period in 2012 due to the gaming equipment.

•	The company decreased payables and accrued expenses during the six months ended June 30, 2013, by $361,401 compared to a decrease of $14,812,736 for the same period in 2012. After the casino opened a lot of the payables and accrued expenses were paid in 2012. During 2012, the Company had accrued the $3,550,000 PAC payment which was due ten days from when the casino was complete, and the Company paid the $3,550,000 on February 3, 2012.

•	The Company accrued an additional $22,441,334 for warrants after the Company had an appraisal of Centers.

•	The Company did not make an interest payment due to the lenders of $1,172,792, and that interest payment was added back to the principal.

•	The prepaid expense increase is due to the casino license fee.

Investing activities

The decrease in investing is a decrease in purchasing of property, plant and equipment.

•	Most of the equipment was purchased in 2011 and 2012 for the new casino which opened January 23, 2012. Some of the larger purchases included the slot machines, computer system, and surveillance equipment . Purchases during 2013 have been minimal.

Financing activities

•	The Company’s repayment of debt is on the Miami Dade properties.

Supplemental Disclosures

•	The Company also had an increase in property and equipment through an agreement the Company made with Lemark/Construct Design on April 25, 2011. The Company agreed upon substantial completion of the Casino the original principal balance of the note would be increased from $446,000 to $1,000,000, a $554,000 increase.
•	The majority of the interest the Company paid during the six months ended June 30, 2013 and June 30, 2012 was to ABC Funding, the Lenders.

On April 25, 2011, the Company entered into a Credit Agreement that provided for an $87,000,000 loan that matures on April 25, 2016. The loan is currently in default, and the entire principal balance is current, $84,943,655 (See Note 8).

The following agreed to extend and subordinate their notes until six months past maturity date of Credit Agreement, which is October 25, 2016. At June 30, 2013, the Company owed the following amounts:

•	Freedom Financial Corp - $2,169,179
•	Freedom Holding - $1,945,154
•	Neiman- $171,153
•	Stuckert/Howell- $2,235,433
•	Florida Lemark - $1,213,076

The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt. The Company determined that the new debt was not different and all the notes extended were accounted for as debt refinances.

The Company leases totalizator equipment from Sportech, a number of slot machines from Bally’s that are not available for purchase, copiers, golf carts, copiers, telephone system and other equipment Total equipment rental under operating leases for the six months ended June 30, 2013 totaled $1,819,447, compared to $1,364,159 for the six months ended June 30, 2012. The Company leases a number of slot machines that are not available for purchase.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

A reference is made to the information contained in Footnote 7 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

Item 1 a) — Risk Factors

Not required for smaller reporting companies

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 — Defaults upon Senior Securities

The Company is in default of the Credit Agreement (See Note 8)

As of June 30, 2013, the Company has accrued but not paid dividends on their four classes of Preferred Stock:

The Company owes the following amounts on their Preferred Stock:

Preferred A:	$112,752
Preferred AA:	$1,662,500
Preferred B:	$65,027
Preferred F:	$521,703

Item 4 — Submission of Matters to a Vote of Security Holders.

None.

Item 5 — Other information

3.1	Registrant’s Third Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 28, 2005, filed as reference 3.1 to the Registrant’s 2004 10-KSB, is incorporated herein by reference as Exhibit 3.1.
3.2	Registrant’s By-Laws as amended to date filed as Exhibit 3.5 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 1998 are incorporated herein by reference as Exhibit 3.2.
4.1	Warrant Agreement, dated as of April 25, 2011, by and among Florida Gaming Corporation and the holders named therein, filed as reference 4.1 to Registrant’s 8-K filed April 27, 2011, is incorporated herein by reference as Exhibit 4.1.
4.2	Warrant Agreement, dated as of April 25, 2011, by and among Florida Gaming Centers, Inc., Florida Gaming Corporation as Guarantor and the holders named therein, filed as reference 4.2 to Registrant’s 8-K filed April 27, 2011 incorporated herein by reference as Exhibit 4.2.

10.1	Credit Agreement, dated as of April 25, 2011, by and among Florida Gaming Centers, Inc., Florida Gaming Corporation, the lenders party thereto, and ABC Funding, LLC as Administrative Agent, filed as reference 10.1 to Registrant’s 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 10.1.
10.2	Modification Agreement, dated as of April 25, 2011 by and between Solomon O. Howell and James W. Stuckert and Florida Gaming Corporation, filed as reference 10.2 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.2.
10.3	Modification, Assignment and Assumption Agreement, dated as of April 25, 2011, by and among Freedom Holding, Inc., Florida Gaming Centers, Inc., and Florida Gaming Corporation, filed as reference 10.3 to Registrant’s 8-K filed April 27, 2011 incorporated herein by reference as Exhibit 10.3.
10.4	Modification, Assignment and Assumption Agreement, dated as of April 25, 2011, by and among Andrea S. Neiman, Florida Gaming Centers, Inc., and Florida Gaming Corporation, filed as reference 10.4 to Registrant’s 8-K filed April 27, 2011 incorporated herein by reference as Exhibit 10.4.
10.5	Florida Gaming Corporation Promissory Note, dated as of April 25, 2011, in the amount of $1,905,000, filed as reference 10.5 to Registrant’s 8-K filed April 27, 2011 incorporated herein by reference as Exhibit 10.5.
10.6	Freedom Pledge Agreement, dated as of April 25, 2011, by and among William B. Collett, William B. Collett, Jr., Hurd Family Partnership, L.P. and ABC Funding, LLC. (Included as Exhibit H to Exhibit 10.1), filed as reference 10.1 to 8-k filed April 27, 2011, incorporated herein by reference as Exhibit 10.6.
10.7	Employment Agreement, dated as of April 25, 2011, between Florida Gaming Centers, Inc. and W. Bennett Collett, Jr. filed as reference 10.7 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.7.
10.8	Employee Bonus Compensation Restriction Agreement, dated as of April 25, 2011, by and between W. Bennett Collett, Jr. and ABC Funding, LLC, filed as reference 10.8 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.8.
10.9	Employment Agreement, dated as of April 25, 2011, by and between Florida Gaming Centers, Inc. and Daniel J. Licciardi, filed as reference 10.9 to Registrant’s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.9.
10.10	Consulting Agreement, dated as of April 25, 2011 by and between Freedom Financial Corporation and Florida Gaming Corporation (Included as Exhibit K to Exhibit 10.1), filed as reference 10.1 to Registrant‘s 8-K filed April 27, 2011, incorporated herein by reference as Exhibit 10.10.
10.13	Stock Subscription Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.5 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.13.
10.14	Stockholders Agreement entered into between the Registrant and Prides Capital Fund I.L.P. dated June 15, 2007 and is filed as Exhibit 4.6 to Registrant’s Form 8-K dated June 15, 2007 and is incorporated herein by reference as Exhibit 10.14.
10.16	Settlement Agreement as to Parcel No. 155 and Parcel No. 155TCE, dated February 3, 2009, by and between the Registrant and the County, filed as Exhibit 10.1 on Registrant’s Form 8-K dated April 6, 2009, and is incorporated herein by reference as Exhibit 10.16.
10.17	Promissory Note, entered into by the Registrant, the County and City National Bank of Florida on April 2, 2009, filed as Exhibit 10.2 on Registrant’s Form 8-K dated April 6, 2009 and is incorporated herein by reference as Exhibit 10.17.
10.18	Mortgage and Security Agreement, entered into by the Registrant, the County and City National Bank of Florida on April 6, 2009, filed as Exhibit 10.3 on Registrant’s Form 8-K dated April 6, 2009 and is incorporated herein by reference as Exhibit 10.18.
10.19	Registrant’s Amended and Restated Loan Agreement between Florida Gaming Centers, Inc. City National Bank of Florida, and Freedom Financial Corp, dated October 31, 2005, was filed as reference 10.9 to Registrant’s 2005 10-KSB, herein incorporated by reference as Exhibit 10.19.
10.20	Promissory Note, entered into by the Registrant, the County and City National Bank of Florida on June 16, 2011, was filed as Exhibit 10.20 to Registrant’s June 30, 2011 10-Q, and is incorporated herein by reference as Exhibit 10.20.
10.21	Mortgage and Security Agreement, entered into by the Registrant, the County and City National Bank of Florida on April 6, 2009, was filed as Exhibit 10.21 to Registrant’s June 30, 2011 10-Q, and is incorporated herein by reference as Exhibit 10.21.

10.30	Partnership Purchase Interest Agreement, dated October 14, 2010, filed as Exhibit 10.30 to Registrant’s 10-Q dated November, 15, 2010 is incorporated herein by reference as Exhibit 10.30.
10.31	Assignment of Interest Agreement, between Florida Gaming Centers and W. Flagler Associates, dated October 14,2010, filed as Exhibit 10.31 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.31.
10.32	Assumption Agreement, between Florida Gaming Centers and West Flagler Associates, dated October 14, 2010, filed as Exhibit 10.32 to Registrant’s 10-Q dated November 15, 2010 is incorporated herein by reference as Exhibit 10.32.
10.39	Notice of Acceleration of Obligations, issued on August 9, 2012 filed as Exhibit 99.1 to the registrants June 30, 2012 10-Q, is incorporated herein by reference as Exhibit 10.39 .
10.40	Notice of Acceleration of Obligations, issued on August 9, 2012 filed as Exhibit 99.2 to the registrants June 30, 2012 10-Q, is incorporated herein by reference as Exhibit 10.40.
10.41	Engagement Letter between Florida Gaming Centers, Inc. and David Jonas, filed as Exhibit 99.1 to the Company’s September 30, 2012 10-Q, is incorporated herein by reference as Exhibit 10.41.
10.42	Press Release dated November 26, 2012, announcing entering in to a Stock Purchase Agreement with Silvermark, attached at exhibit 99.1 to Form 8-K dated November 25, 2012, and is herein by reference as Exhibit 10.42.
10.43	Stock Purchase Agreement dated November 26, 2012, attached as Exhibit 2.1 on Form 8-K dated November 25, 2012, is incorporated herein by reference as Exhibit 10.43.
10.44	The company entered into an Amendment to Stock Purchase Agreement attached as Exhibit 99.1 on Form 8-k dated February 22, 2013, and is incorporated herein by reference as Exhibit 10.44.
10.45	Appointment of new auditors for Florida Gaming Centers reported on Form 8-K, dated March 18, 2013, is incorporated herein by reference as Exhibit 10.45.
14.0	Registrant’s Code of Ethics adopted by the Board of Directors on May 16, 2003, filed as Exhibit 14 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 14.0.
21.0	List of Registrant’s Subsidiaries as of December 31, 2004, filed as Exhibit 21 to Registrant’s 2004 10-KSB is incorporated by reference as Exhibit 21.0.
31.1	Certification by Registrant’s Chief Executive Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
31.2	Certification by Registrant’s Chief Financial Officer pursuant to Rule 302 as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 is attached hereto.
32.1	Certification by Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto.
101	Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (b) our Consolidated Statements of Operations for the Three and Six months ended June 30, 2013 and 2012, (c) our Consolidated Statements of Cash Flows for the Six months ended June 30, 2013 and 2012 and (d) the Notes to such Consolidated Financial Statements.

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

b) Form 8-K

On May 8, 2013, the Company and Centers entered into a Third Amendment to Stock Purchase Agreement with Silvermark LLC to extend the agreement’s expiration time until 11:59 P.M., E.T on May 31, 2013 from time to time, to no later than 11:59 P.M., E.T. on August 30, 2013 upon written notice to the Company.

On June 7, 2013, Centers entered into an Engagement Letter with Jefferies LLC to determine the Appraised Value of Centers

On July 31, 2013, Silvermark has extended their contract until August 30, 2013.

FLORIDA GAMING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION
(Registrant)

Date: August 19, 2013	By:	/s/ W. B. Collett, Jr.
W.B. Collett, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: August 19, 2013	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer
(principal financial officer) (principal accounting officer)

