Form 10-Q
period 2013-09-30
FLORIDA GAMING CORP
filed 2013-11-19
CIK 312065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes  ☐     No  ☒

As of November 14, 2013, there were 4,037,293 shares of the Registrant’s common stock outstanding.

FLORIDA GAMING CORPORATION

INDEX

Page Number
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets	3-4
Consolidated Statements of Operations	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosure about Market Risk	39
Item 4. Controls and Procedures	39

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	40
Item 1a. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults upon senior securities	40
Item 4. Submission of Matters to a Vote of Security Holder	40
Item 5. Other Information	40
Item 6. Exhibits
Signatures	43

Part 1.  Financial Information

FLORIDA GAMING CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

	September	December 31,
	2013	2012
	(Unaudited)
Current assets:
Cash and cash equivalents (Note 1)	$5,455,092	$4,859,302
Receivables, net	282,688	240,117
Inventory (Note 1)	43,986	53,523
Prepaid expenses	2,417,150	1,148,694
Total current assets	8,198,916	6,301,636

Property, plant and equipment, at cost:
Land	21,210,998	21,210,998
Building and improvements	30,378,873	30,335,212
Furniture and equipment	19,059,201	19,046,179
Construction in progress	84,727	0
	70,733,799	70,592,389
Less accumulated depreciation	(10,662,530)	(8,059,284)
Net property, plant and equipment	60,071,269	62,533,105
Real estate held for sale (net)	234,000	234,000
Other assets	5,220,835	6,022,571
Total Assets	$73,725,020	$75,091,312

FLORIDA GAMING CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders' Equity
	September 30,	December 31,
	2013	2012
	(unaudited)
Current liabilities:
Unclaimed winnings	$157,039	$103,668
Accrued payroll and related expenses	591,794	1,009,547
Accounts payable and accrued expenses (See Note 15)	3,258,864	14,587,094
Warrant liability (See Note 6)	-	4,403,666
Current portion, other long-term debt	13,516	84,912,163
Total current liabilities	4,021,213	105,016,138

Long-term liabilities:
Long-term portion notes payable, less current portion	2,079	20,472,982
Liabilities subject to Compromise (See Notes 2 and 3)	146,873,912	-

Stockholders' Deficit:
Class A convertible preferred stock, convertible to common stock; $.10 par value, 1,200,000 shares authorized; 27,756 shares issued and outstanding at September 30, 2013 and December 31, 2012	2,776	2,776
Class AA convertible preferred stock, convertible to common stock; $.10 par value, 5,000 shares authorized; 5,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	500	500
Class B convertible preferred stock, convertible to common stock; $.10 par value, 50 shares authorized; 45 shares issued and outstanding at September 30, 2013 and December 31, 2012	5	5
Class F convertible preferred stock, convertible to common stock; $.10 par value, 2,500 shares authorized; 1,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	100	100
Common stock, $.20 par value, authorized 7,500,000 shares, 4,037,293 issued and outstanding at September 30, 2013 and December 31, 2012	807,459	807,459
Capital in excess of par value	50,784,922	50,784,922
Accumulated deficiency	(128,767,946)	(101,993,570)
Total stockholders' deficiency	(77,172,184)	(50,397,808)
Total liabilities and stockholders' deficiency	$73,725,020	$75,091,312

FLORIDA GAMING CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30,2012
REVENUES
Casino	$15,465,178	$14,034,916	$49,980,653	$39,494,723
Less state, county and city taxes	(5,869,513)	(5,328,538)	(18,982,359)	$(14,927,245)
Net Casino Revenue	9,595,665	8,706,378	30,998,294	24,567,478
Pari-Mutuel	760,989	879,163	3,202,480	3,595,443
Less state pari-mutuel taxes incurred	(76,632)	(99,464)	(409,947)	(456,693)
Less simulcast guest commissions	(127,513)	(134,320)	(524,133)	(580,248)
Net Pari-Mutuel Revenue	556,844	645,379	2,268,400	2,558,502
Cardroom	1,654,867	1,743,851	5,704,156	5,532,430
Less state taxes	(180,349)	(190,012)	(617,877)	(598,144)
Net Cardroom Revenue	1,474,518	1,553,839	5,086,279	4,934,286
Food, beverages, and other	608,042	603,170	1,879,553	1,725,782
Net Revenue	12,235,069	11,508,766	40,232,526	33,786,048

EXPENSES
Operating Expenses	7,936,459	7,580,835	23,429,966	25,298,981
General and Administrative	1,745,153	1,544,289	4,766,322	3,694,441
Depreciation and Amortization	1,227,419	1,392,077	3,694,946	3,545,312
	10,909,031	10,517,201	31,891,234	32,538,734
Net Income from Operations	1,326,038	991,565	8,341,292	1,247,314

OTHER INCOME (EXPENSE)
Pari-Mutuel Tax Credits	49,548	70,631	170,659	277,166
Interest Income	335	169	755	674
Reorganization Fees - (See Note 4)	(453,394)	-	(770,575)	-
Warrant Expense	-	-	(22,441,334)	-
Interest Expense	(4,002,714)	(5,692,047)	(11,730,899)	(12,960,332)
	(4,406,225)	(5,621,247)	(34,771,394)	(12,682,492)
Net Loss	(3,080,187)	(4,629,682)	(26,430,102)	(11,435,178)
Dividends on Preferred Stock	(114,758)	(114,758)	(344,274)	(344,274)
Net Loss Attributable to Common Shareholders	$(3,194,945)	$(4,744,440)	$(26,774,376)	$(11,779,452)
Basic Loss per Common Share	$(0.79)	$(1.18)	$(6.63)	$(2.92)
Diluted Loss per Common Share	$(0.79)	$(1.18)	$(6.63)	$(2.92)

 Florida Gaming Corporation
(Debtor-In-Possession)
Consolidated Statements of Cash Flows
(Unaudited)

	Sept. 30	Sept. 30
	2013	2012
Cash flows from operating activities:
Net Loss	$(26,430,102)	$(11,435,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,694,946	3,545,312
Interest payment not made and added back to principal of loan	2,969,687	589,936
Stock options	0	94,254
Florida gaming centers warrants	22,441,334	0
Increase in accounts receivables	(42,571)	(154,062)
Decrease in inventory	9,537	15,812
Increase in prepaid expense	(1,268,456)	0
(Increase) decrease in other assets	(289,962)	1,022,050
Increase (decrease) in accounts payable and accrued expenses	199,558	(13,706,150)
Net cash provided by (used) in operating activities	1,283,971	(20,028,026)

Investing Activities:
Purchases of property, plant and equipment	(141,410)	(8,777,563)
Net cash used in investing activities	(141,410)	(8,777,563)

Financing Activities:
Repayment of debt	(546,771)	(3,581,947)
Net cash provided used in financing activities	(546,771)	(3,581,947)

INCREASE (DECREASE) IN CASH	595,790	(32,387,536)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,859,302	37,297,676
CASH AND CASH EQUIVALENTS AT SEPT. 30, 2013 AND SEPT. 30, 2012	$5,455,092	$4,910,140
Supplemental disclosure of cash flow information:
Interest capitalized	$-	$671,969
Interest paid	$7,627,094	$13,607,452
Non cash acquisition of premises	$-	$544,000
Accrued preferred dividends	$344,274	$344,274

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

On January 23, 2012, the company opened Casino Miami Jai-Alai in Miami, Florida. Miami Jai-Alai added a 40,000 square foot state of the art casino with 1,058 Class III slot machines, an expanded poker room, electronic blackjack, roulette, dominoes, live shows such as concerts and boxing, a new restaurant and three full-service bars, including one that will feature live music. The Company also operates a fronton in Ft. Pierce, FL and an inactive Jai-Alai pari-mutuel permit for Hillsborough County (Tampa), Florida. The Company's business at this time consists primarily of its operations at the frontons, which include casino gaming, card rooms, live jai-alai performances, inter-track pari-mutuel wagering ("ITW") on jai-alai, horse racing (both thoroughbred and harness) and dog racing, and the sale of food and alcoholic beverages. The Fort Pierce location provides inter-track wagering on interstate simulcasting of horse racing, dog racing, and jai-alai from various tracks and frontons in the United States and within the State of Florida. Jai-alai games are played live and simulcast from the Miami facility via satellite to pari-mutuel wagering locations in Florida, Connecticut, Rhode Island, as well as locations in Mexico, Central America, and Austria. Poker and dominoes are played at the Miami Jai-Alai Crystal Card Room and poker is played at the Ft. Pierce card room.

Bankruptcy:
On August 19, 2013 (the “Petition Date”), Florida Gaming Corporation (case no. 13-29598), Florida Gaming Centers, Inc (case no. 13-29597), and Tara Club Estates, Inc (case no. 13-29603).  (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of  Florida (the “Bankruptcy Court”).   The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

In general, as debtors in possession under the Bankruptcy Code, the Company will be authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. While operating as debtors in possession under Chapter 11 of the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. The Debtors have not yet prepared or filed with the Bankruptcy Court a plan of reorganization. No assurance can be given as to the value, if any, that may be ascribed to the Company’s various prepetition liabilities and other securities. The Company cannot predict what the ultimate value of any of its securities may be and it remains too early to determine whether holders of any such securities will receive any distribution in the reorganization. Accordingly, the Company urges that caution be exercised with respect to existing and future investments in any of these securities or other Debtor claims. (See Note 2)

On October 23, 2013, the United States Bankruptcy Court, Southern District of Florida, authorized Florida Gaming Corp. and Florida Gaming Centers to use cash collateral on a final basis. Pursuant to that authorization, the Companies are permitted to operate in the ordinary course of business during the pendency of their Chapter 11 proceedings. The Debtors have also agreed to commence a Section 363 sale process that would culminate in the sale of the Florida Gaming Centers assets in or about March 2014. Additionally, the Companies agreed to the entry of an order allowing the previously appointed state court receiver, David Jonas, to continue to serve as an excused Receiver pursuant to Section 543(d) of the Bankruptcy Code.

The accompanying consolidated financial statements have been prepared assuming that Florida Gaming Corporation  will continue as a going concern. Florida Gaming Corporation’s ability to continue as a going concern is contingent upon its ability to comply with the financial and other covenants contained in its debtor-in-possession credit agreements, the Bankruptcy Court’s approval of  Florida Gaming Corporation’s  plan of reorganization and the ability to successfully implement the plan, among other factors.  As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty.  While operating as debtors-in-possession under chapter 11, Florida Gaming  may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted  in the ordinary course of business (and subject to restrictions contained in the debtor-in-possession credit agreements), for amounts other than those reflected in the accompanying consolidated financial statements.  Further, the plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements.  The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should Florida Gaming be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.  (See Note 2)

Going Concern:

As of September 30, 2013, the Company was in default on an $87,000,000 credit facility (See Note 11 ). The Company’s continued existence as a going concern is dependent on its ability to obtain a waiver of its credit default and to generate sufficient cash from operations to meet its needs.

On August 19, 2013, Florida Gaming Corporation and certain of its subsidiaries, including Florida Gaming Centers, Inc, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida. The Companies will continue to operate their business as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. (See Note 2)

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation:

The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2012 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Company’s Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Report on Form 10-K for the year ended December 31, 2012. The results of operations for the nine months ended September 30, 2013 may not necessarily be indicative of the results of operations for the year ended December 31, 2013. The September 2012  amounts originally presented were adjusted in subsequent quarters.  Items in prior periods have been reclassified to conform to the 2013 presentation.

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

Accounts Receivables:

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on historical losses, changes in volume and economic conditions impacting the current receivables. There was no allowance for doubtful accounts recorded for the three and nine months ended  September 30, 2013 and September 30, 2012.

Slot License:

The Company obtains the slot license from the Florida Department of Professional Regulation to operate the slot machine, renews annually in May and is paid in advance. The Company expensed $1,687,500  and $3,593,750 for the nine months ended September 30, 2013 and 2012,  respectively, in relation to this license. The license for 2012 was amortized on a straight line basis over the period that the casino was operational, January through May of 2012. As of September 30, 2013  the Company had a prepaid of approximately $1,406,250, related to the slot license, compared to $844,000 at December 31, 2012.

Inventory:

The Company's inventory, consisting of food and beverage products and souvenirs, is stated at the lower of cost or market using the First-In First-Out method to assign cost. Inventory market values exceeded its cost at September 30, 2013 and December 31, 2012.

Pari-mutuel Wagering:

Revenue is derived from acceptance of wagers under a pari-mutuel wagering system. The Company accepts wagers on both on-site and ITW events. On-site wagers are accumulated in pools with a portion being returned to winning bettors, a portion paid to the State of Florida, and a portion retained by the Company.  ITW wagers are also accepted and forwarded to the "host" facility after retention of the Company's commissions. The Company's unclaimed winnings (outs) totaled $157,039 at September 30, 2013  and $103,668 at December 31, 2012.

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

The Company follows ASC Topic 740, “Income Taxes” regarding accounting for income tax uncertainties. ASC Topic 740 states that a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company maintained no net tax assets at September 30, 2013 and December 31, 2012.

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

The net loss per common share for the quarters ended September 30, 2013 and September 30, 2012 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock which was $114,758, for the three month period ended September 30, 2013 and September 30, 2012, by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended September 30, 2013 and September 30, 2012 was 4,037,293.

The net loss per common share for the nine months ended September 30, 2013 and September 30, 2012 were calculated based upon reducing net loss attributable to common stock shareholders by dividends declared on preferred stock which was $344,274, for the nine month period ended September 30, 2013 and September 30, 2012, by the weighted average number of outstanding shares. The weighted average number of shares outstanding used in the calculation of basic net loss per common share for the quarters ended September 30, 2013 and September 30, 2012 was 4,037,293.

Weighted average shares were not adjusted for common stock equivalence in the determination of diluted earnings per share for the three and nine months ended September 30, 2013 and September 30, 2012 because the effect would be antidilutive.

	Three Months		Nine Months
	Ended		Ended
	Sept. 30,		Sept. 30,
	2013	2012	2013	2012
Weighted average number of shares for calculation of basic EPS – Common Stock	4,037,293	4,037,293	4,037,293	4,037,293
Weighted average number of shares for calculation of diluted EPS	4,037,293	4,037,293	4,037,293	4,037,293

Advertising Costs:

Advertising costs are expensed as incurred.

Stock Options:

The Company accounts for all employee stock-based compensation in accordance with ASC Topic 718, “Stock Compensation,” which requires that equity instruments issued as compensation be measured at fair value.  The Company accounts for non-employee stock-based compensation in accordance with ASC Topic 505-50, “Equity Based Payments to Non-Employees”.  Amounts are based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value assigned to stock options granted to non-employees are accounted for in accordance with ASC Topic 505-50, which requires that such costs be measured at the end of each reporting period to account for changes in the fair value of common stock until the options are vested using the Black-Scholes pricing model.  Common stock is valued using the market price of common stock on the measurement date as defined in ASC Topic 505-50. (See Note 6)

Subsequent Events:

The Company has adopted the provisions of SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165, as incorporated into ASC Topic 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and through the date financial statements are issued. The Company evaluated, and included, all events or transactions that occurred after September 30, 2013 through November 19, 2013, the date these financial statements were issued.

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

(2)  BANKRUPTCY PROCEEDINGS

The Bankruptcy Filing was intended to permit the Company (“Debtor”)  to  reorganize and  implement a plan of payment that meets the standards for confirmation under the Bankruptcy Code.  Confirmation of a plan of reorganization could materially alter the classifications and amounts reported in the Company’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of a confirmation of a plan of reorganization or other arrangement or the effect of any operational changes that may be implemented.

Operation and Implications of the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company’s property.   Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to compromise under a plan of reorganization. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty.  The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the debtor-in-possession credit agreements), sell or otherwise dispose of assets and liquidate or compromise liabilities for amounts other than those reflected in the consolidated financial statements.  Further, a confirmed plan of reorganization or other arrangement may materially change the amounts and classifications in the Company’s consolidated financial statements.

The Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions.  In general, rejection of an executory contract or unexpired lease is treated as a pre-petition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counter-party or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach.  Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure any existing defaults under such executory contract or unexpired lease.

Subsequent to the Petition Date, the Debtors received approval, but not direction, from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations.  These obligations related to certain employee wages, taxes, salaries and benefits, certain customer program obligations, and the payment of vendors and other providers in the ordinary course for goods and services received after the Petition Date.  The Debtors have retained, pursuant to Bankruptcy Court approval, legal  professionals to advise the Company in connection with the Bankruptcy Filing.    From time to time, the Debtors may seek Bankruptcy Court approval to retain additional professionals.

The U.S. Trustee for the Southern District of  Florida (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”) as well as the secured creditors that shall have a right to be heard on all matters affecting the Debtors that come before the Bankruptcy Court.  There can be no assurance that the UCC will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on the plan of reorganization.

On October 23, 2013, the United States Bankruptcy Court, Southern District of Florida, authorized Florida Gaming Corp. and Florida Gaming Centers to use cash collateral on a final basis.   Pursuant to that authorization, the Companies are permitted to operate in the ordinary course of business during the pendency of their Chapter 11 proceedings. The Debtors have also agreed to commence a Section 363 sale process that would culminate in the sale of the Florida Gaming Centers assets in or about March 2014. Additionally, the Companies agreed to the entry of an order allowing the previously appointed state court receiver, David Jonas, to continue to serve as an excused Receiver pursuant to Section 543(d) of the Bankruptcy Code.

Plan or Reorganization

In order for the Debtors to emerge successfully from chapter 11, the Debtors must obtain the Bankruptcy Court’s approval of the plan of reorganization (POR) , which will enable the Debtors to emerge from chapter 11 as a reorganized entity operating in the ordinary course of business outside of bankruptcy.  A plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations, events and Bankruptcy Court decisions.

Under section 1125 of the Bankruptcy Code, a disclosure statement must be approved by the Bankruptcy Court before the Debtors may solicit acceptance of a proposed plan of reorganization.  To be approved by the Bankruptcy Court, the disclosure statement must contain “adequate information” that would enable a hypothetical investor to make an informed judgment about the plan.  Once the disclosure statement is approved, the Debtors may send the proposed plan of reorganization, the disclosure statement and ballots to all creditors entitled to vote. The Company plans to submit a POR prior to December 17, 2013.

(3) LIABILITIES SUBJECT TO COMPROMISE (LSTC)

The following table reflects pre-petition liabilities that are subject to compromise:

Accounts Payable & Accrued Expense	$12,236,445
Warrants	26,845,000
Current Portion Long Term Debt	87,096,396
Long Term Debt	20,696,071
$146,873,912

In connection with the Company’s bankruptcy filing on August 19, 2013, the Company reclassified a substantial portion of the outstanding pre-petition obligations to LSTC. These prepetition obligations included all the Note Payables, including the Credit Agreement (see note 11). The LSTC also includes the warrants, trade payables, and other accrued prepetition liabilities. These liabilities are expected to be subject to compromise as part of the Reorganization Plan and are subject to settlement of lesser amounts.

(4) BANKRUPTCY RELATED REORGANIZATION COSTS

The following table reflects bankruptcy related reorganization costs incurred during the fiscal year 2013.

Professional Fees	$770,575
$770,575

(5) PREFERRED STOCK

Class A Preferred Stock

The Company has 27,756 shares of Class A Preferred Stock, $.10 par value, that provides annual dividends, at the rate of $.90 per share payable in cash, property or common stock, which is cumulative and has priority over dividends on the common stock. The Class A preferred is redeemable at the option to the Company at $10.60 per share. In the event of dissolution, the holders of Class A preferred shall be entitled to receive $10.00 per share, plus accrued dividends, prior to any distribution to holders of common stock. The Company has declared and accrued the required dividends. Accrued dividends on Class A Preferred Stock totaled $118,997 at September 30, 2013, compared to $100,262 at December 31, 2012.

Class AA Preferred Stock

On June 15, 2007 the Company authorized and issued 5,000 shares of its Series AA 7% cumulative convertible preferred stock to Prides Capital for $1,000 cash per share for an aggregate of $5,000,000. Each share is convertible into 40 shares of the Company’s $.20 par value common stock. The stated value per share is $1,000 (as adjusted for stock splits, combinations or splits). The Company has declared and accrued the required dividends. Accrued dividends on Class AA  Preferred Stock totaled $1,837,500 at September 30, 2013, compared to $1,487,500 at December 31, 2012.

Class B Preferred Stock

The Company's Series B convertible preferred stock provides annual cumulative dividends at the rate of 8% to 10% of the consideration paid for the stock. Such dividends are payable in shares of the Company's common stock. The consideration received by the Company upon the initial issuance of each share of the Series B stock was $1,000. Holders of Series B shares may convert all or any of such Series B shares to the Company's common stock using a ratio based on the consideration paid for the stock and 80% of the market value of the common stock. Upon liquidation, the holders of Series B preferred shares shall be entitled to be paid $1,000 per share plus 8% to 10% accrued dividends before any distribution to holders of common stock. The Company has declared and accrued the required dividends. Accrued dividends on Class B Preferred Stock totaled $66,040 at September 30, 2013 compared to $63,002 at December 31, 2012.

Class F Preferred Stock

The Company is also authorized to issue up to 2,500 shares of Series F 8% Cumulative Convertible Preferred Stock (the “Series F Preferred Stock”), which provides annual dividends at the rate of 8% of the shares' stated value. The stated value per share equals $1,000 (as adjusted for any stock dividends, combination or split). At the discretion of the Company's Board of Directors, such dividends may be paid in shares of the Series F Preferred Stock. Holders of Series F Preferred Stock may convert all or any of such shares to the Company's common stock at any time. Each share of Series F Preferred Stock shall be converted into 148.3345 shares of common stock (the “Conversion Stock”). The number of shares of Conversion Stock into which each share of Series F Preferred Stock shall be converted shall be proportionately adjusted for any increase or decrease in the number of shares of common stock or Series F Preferred Stock. Upon liquidation, the holders of Series F Preferred Shares shall be entitled to be paid $1,000 per share plus accrued dividends before any distribution to holders of common stock. The Company has declared and accrued the required dividends. Accrued dividends on Class F Preferred Stock totaled $541,703 at September 30, 2013, compared to $481,703 at December 31, 2012.

The Class A Preferred Stock, the Series AA Preferred Stock, the Series B Preferred Stock, and the Series F Preferred Stock are all equal in rank with respect to the payment of dividends and with respect to the distribution of assets upon liquidation of the Company.

(6) STOCK OPTIONS AND WARRANTS

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

On June 26, 2008, the Company borrowed $1,000,000 from Mr. James Stuckert (“Stuckert”) with an interest rate of Wall Street Journal prime plus three percent.  As inducement to Stuckert to make the loan, the Company issued a warrant to purchase 20,000 shares of the Company’s $.20 par common stock with an exercise price of $8.25 per share. The warrant was exercisable at any time from June 26, 2008 through June 26, 2013. These warrants expired June 26, 2013.

The fair value of options and warrants is determined using the Black-Scholes option pricing model consistent with ASC Topics 718 and 505-50. The Black-Scholes option pricing model uses assumptions for inputs including the risk free rate of return, expected forfeitures, expected volatility, expected term, and expected dividends. The risk-free rate of return for the option or warrant life is based on U.S. Treasury zero coupon issues with a remaining term equal to the expected option term. Expected forfeitures are based on environmental factors tied to the options and warrants as well as historical behavior. Expected volatilities are based on historical volatility of the Company’s stock. Expected terms are generally based on the options contractual term unless environmental factors reflect that the option holder would likely exercise their option sooner. No new options or warrants were issued during the three or nine months ended September 30, 2013 and September 30, 2012.  On June 26, 2013,  20,000 warrants expired.

	September 30, 2013			September 30, 2012
			Exercise		Exercise
	Shares		Price	Shares	Price

Outstanding, beginning of period		846,250	$8.25	906,250	8.15
Granted
Exercised
Forfeited
Expired		20,000	8.25	20,000	30.00
Outstanding at end of period		826,250	8.25	886,250	8.15
Options and warrants exercisable at end of period		826,250	8.25	886,250	8.15

Credit Agreement Warrants:

On April 25, 2011, the Company entered into a Credit Agreement (See Note 11) and at the closing, the Lenders received warrants, with a $0.01 exercise price, currently equal to 35% (the “Base Percentage”) of the stock in Centers and such percentage may increase depending on the number of slot machines that may become operational at a competing facility in the future. The Base Percentage shall increase by one one-hundredth percent (0.01%), up to a maximum of 10.0%, for each slot machine made available for gaming at Hialeah Park Race Track at any time while the Centers Warrants are outstanding (the “Hialeah Increase”). According to Hialeah’s website, their new facility opened on August 14, 2013 and they opened with 882 slot machines. Centers may have the ability to reduce the Hialeah Increase by up to one-half, depending on actual financial performance in the future exceeding certain thresholds, by paying the Lenders an aggregate of $500,000 for each percentage point it wishes to deduct from the Hialeah Increase.    Centers is obligated to make an offer to repurchase the Centers Warrants upon the  occurrence of any Trigger Event, which is defined to include the following: (a) the maturity date of the Term Loan; (b) the date upon which the Term Loan is repaid in full (the “Repayment Date”); (c) upon a change of control in Centers; (d) upon the commencement of bankruptcy proceedings (or any similar action or insolvency event) by Centers; and (e) if the maturity date of the Term Loan or the Repayment Date occurs prior to the fifth anniversary of the opening date of The Casino at Miami Jai-Alai (the “Opening Date”), then each anniversary of the Opening Date occurring after the Repayment Date and on or prior to the fifth anniversary of the Opening Date.

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

The Company did not account for the Centers warrants at the time of issuance because there were too many contingencies on the warrants becoming exercisable for either Centers or the Company. Centers is not publicly traded and at the time the potential value of the warrants could not be determined. The Credit Agreement requires that once a trigger event occurs, the Company will have to hire an arbitrator and calculate the value of the company, the debt owed, and the value of the warrants. The Company was in the process of selling Centers, and the Company had valued the warrants of Centers at $4,403,666 at December 31, 2012.

On June 7, 2013, Centers entered into an Engagement Letter with Jefferies LLC pursuant to which Jefferies will determine the “Net Company Value” and an “Appraised Value” of Centers in the manner and in accordance with the terms set forth in Section 8 of the Warrant Agreement dated as of April 25, 2011 among Centers, the Company and certain warrant holders named in the Warrant Agreement.

On June 27, 2013, Centers, the wholly owned subsidiary of  the Company, received a valuation report from Jefferies LLC. The Net Company Value and Appraised Value were required to determine the repurchase price for the warrants issued pursuant to the Warrant Agreement.  The Company’s repurchase of the warrants was a condition to closing the sale of Centers to Silvermark LLC pursuant to the Stock Purchase Agreement among the Company, Centers and Silvermark dated as of November 25, 2012. (See Note 14)

As defined in the Warrant Agreement, when calculated in accordance with the sale of Centers, “Net Company Value” means the greater of (i) the net proceeds resulting from the transaction and (ii) the “Appraised Value.” “Appraised Value” means the equity value of Centers that would be realized in a transaction between a willing seller and a willing buyer, neither of which is acting under compulsion and assuming each has full access to relevant information.  The warrant repurchase price is determined by multiplying the “Base Percentage” by the Net Company Value.  The current Base Percentage is 35%.

The Report indicated an Appraised Value of $76.7 million as of May 31, 2013. Because this Appraised Value was greater than the net proceeds that the Company would receive from the Silvermark transaction, the Appraised Value would be the Net Company Value used for determining the warrant repurchase price.  Multiplying the Net Company Value by the current Base Percentage would result in a warrant repurchase price of $26.845 million. The Company has accrued the additional $22,441,334 in the accompanying financial statements.   Because the warrant repurchase price exceeds the proceeds the Company would have received from the Stock Purchase Agreement, the Company evaluated its options and on August 19, 2013  Florida Gaming Corporation, Florida Gaming Centers, Inc., and Tara Club Estates, Inc.  filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code  in the United States Bankruptcy Court for the Southern District of  Florida.  (See Note 2)

The foregoing description of the Warrant Agreement is qualified in its entirety by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 25, 2011. The foregoing description of the Stock Purchase Agreement is qualified in its entirety by reference to Exhibit 2.1 to the Company’s  Form 8-K dated November 25, 2012.

(7) TAXES

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

(8)  RETIREMENT PLAN

The Company provides defined contribution retirement plans under Internal Revenue Code Section 401(k). The plans, which cover employees included in its current Collective Bargaining Agreement and certain non-union employees, provide for the deferral of salary and employer matching. The Company’s cost for matching employee contributions totaled $7,000 for the three months ended September 30, 2013, compared to $6,900 for the three months ended September 30, 2012.  The Company’s cost for matching contributions for the nine months ended September 30, 2013 was $31,600, compared to $32,300 for the nine months ended September 30, 2012.

(9) RELATED PARTY TRANSACTIONS

Management fees/Freedom Financial Note. In lieu of salaries for the Chairman/CEO, W. B. Collett, the Company paid a management fee to Freedom Financial Corporation (“Freedom”) through June 30, 2011. The Company was unable to pay the management fees and accrued management fees to Freedom of $780,000 for each of the years ended December 31, 2009 and December 31, 2010. Freedom is controlled by the Company’s Chairman and the Company’s CEO/President also maintains ownership in Freedom. The Company had accrued management fees of $1,560,000 during the years ended December 31, 2010 and December 31, 2009, and the Company had accrued management fees of $195,000 for the first quarter 2011. On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Promissory Note with Freedom in the amount of $1,905,000 of which $1,755,000 was for accrued but unpaid consulting fees and $150,000 in accounts receivables from Freedom. Under the Promissory Note, (i) the indebtedness is subordinate to the obligations under the Credit Agreement, (ii) interest shall be paid-in-kind instead of in cash and (iii) the outstanding principal shall be due and payable in full on the date that is six (6) months after the maturity date under the Credit Agreement, which is October 25, 2016. (See Form 8-K filed April 27, 2011, Exhibit 10.5). At September 30, 2013 the Company owed Freedom $2,202,150 on this note, compared to $2,105,744 at December 31, 2012.

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

W. Bennett Collett, Jr. Employment Agreement
Concurrent with the closing of the financing under the Credit Agreement, W. Bennett Collett, Jr. (Mr. B. Collett) was promoted from President and Chief Operating Officer of the Company and Centers to President and Chief Executive Office of the Company and Centers. Mr. B. Collett is the son of W. Bennett Collett. Mr. B. Collett entered into an Employment Agreement with Centers, which provides for the following:

⋅	An initial term beginning on June 30, 2011 and ending on December 31, 2016, with automatic 12-month extensions thereafter unless earlier terminated

⋅	Annual base salary of $300,000

⋅	Subject to the discretion of the Board of Directors, an annual bonus beginning in calendar year 2012 not to exceed 50% of the base salary.

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

On April 25, 2011 the Company entered into a Modification, Assignment and Assumption Agreement with Holding. Holding agreed to amend the note with Centers to release Centers from the obligations thereunder and accept Florida Gaming Corp as the new borrower under the promissory notes. Holding agreed to extend the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, and convert all interest payments to be paid in kind instead of in cash and to subordinate the obligations under the promissory notes to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instruments were substantially different than the old debt. The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we determined that the new debt was not a substantially different debt instrument. The note was accounted for as a debt refinance. (See Form 8-K filed April 27, 2011)

On June 28, 2012, the Company paid $100,323 to Holding which reduced the Company’s indebtedness to Holding. Holding used the funds to bring the interest current on an outstanding loan. At September 30, 2013, the Company owed Holding $1,995,288 on the note and $400,000 in dividends, compared to $1,850,162 on the note and $340,000 in dividends at December 31, 2012.

(10) COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases totalizator equipment from Sportech, a number of slot machines that are not available for purchase, copiers, golf carts, copiers, telephone system and other equipment. Total equipment rental under operating leases for the nine months ended September 30, 2013  totaled $2,759,018 compared to $2,332,780 for the nine month period ended September 30, 2012.

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

Dependence on Certain Vendors:

The Company depends on Sportech, a leading supplier of pari-mutuel wagering systems, to provide the computer systems that accumulate wagers, record sales, calculate payoffs and display wagering data accurately and in a secure manner.  If Sportech failed to properly maintain their computer systems and software, it could affect the security of wagering and the Company’s ability to serve its customers. The Company also depends on Bally’s Technologies, a leading supplier of slot gaming systems, to provide the computer systems that accumulate wagers, calculate payoffs and display wagering data accurately and in a secure manner.  If Ballys  failed to properly maintain their computer systems and software, it could affect the security of wagering and the Company’s ability to serve its customers.

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

On October 31, 2012, Centers and Corp. filed a counterclaim against ABC for breach of the Credit Agreement, breach of the implied covenant of good faith and fair dealing, aiding and abetting the breach of a fiduciary duty and fraud in the inducement Centers and Corp. also filed third party complaints against Innovation Capital, LLC (“Innovation”); James Freeland; Matthew Sodl; Steven Rittvo; Kevin Schieble; Summit Partners, LP; and Summit Master Company, LLC. The causes of action asserted against those entities and individuals are as follows: breach of fiduciary duty against Innovation, Sodl, Rittvo and Schieble; aiding and abetting the breach of a fiduciary duty against Freeland, Summit Partners, LP and Summit Masters Company, LLC; fraud in the inducement against Innovation, Freeland, Summit Partners, LP and Summit Masters Company, LLC; civil conspiracy against Innovation, Freeland, Summit Partners, LP and Summit Masters Company, LLC; breach of contract against Summit Partners, LP; and breach of the implied covenant of good faith and fair dealing against Summit Partners, LP.  On February 20, 2013, Centers and Corp. filed an amended counterclaim against ABC alleging the same causes of action.  ABC has yet to respond to that suit.  On February 11, 2013, the court dismissed without prejudice the third party complaint and on that same day, Centers and Corp. filed a separate lawsuit against Innovation; James Freeland; Matthew Sodl; Steven Rittvo; Kevin Schieble; Summit Partners, LP; and Summit Master Company, LLC alleging similar causes of action to those set forth in the third party complaint. On June 15, 2013, Centers and Corp. filed a second amended counterclaim against ABC Funding, LLC.  A suggestion of bankruptcy was filed on August 20, 2013 and the litigation is currently stayed.

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

On October 31, 2012, Centers and Corp. filed a counter-claim against ABC for breach of the Credit Agreement, breach of the implied covenant of good faith and fair dealing, aiding and abetting the breach of a fiduciary duty and fraud in the inducement Centers and Corp. also filed third party complaints against Innovation Capital, LLC (“Innovation”); James Freeland; Matthew Sodl; Steven Rittvo; Kevin Schieble; Summit Partners, LP; and Summit Master Company, LLC. The causes of action asserted against those entities and individuals are as follows: breach of fiduciary duty against Innovation, Sodl, Rittvo and Schieble; aiding and abetting the breach of a fiduciary duty against Freeland, Summit Partners, LP and Summit Masters Company, LLC; fraud in the inducement against Innovation, Freeland, Summit Partners, LP and Summit Masters Company, LLC; civil conspiracy against Innovation, Freeland, Summit Partners, LP and Summit Masters Company, LLC; breach of contract against Summit Partners, LP; and breach of the implied covenant of good faith and fair dealing against Summit Partners, LP.   The parties agreed to transfer the case to Miami-Dade County and consolidate it with the case ABC Funding, LLC had filed against Centers and Corp. in Miami-Dade County.  Before the transfer was completed, a suggestion of bankruptcy was filed on August 20, 2013 and the litigation is currently stayed.

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

On December 11, 2012, Jacobs, a shareholder of Florida Gaming Corp. (“Corp”), filed a class action suit alleging W. Bennett Collett, W. Bennett Collett, Jr., George Galloway, Jr., and William Haddon (deceased), as directors of Corp., breached their fiduciary duties with respect to entering into a Stock Purchase Agreement with Silvermark, LLC.  The suit also alleged Florida Gaming Centers, Corp. and Silvermark, LLC aided and abetted these breaches.  The Defendants denied all allegations of wrongdoing and moved to dismiss the complaint. No class was certified, and the suit has since been resolved and an order of dismissal entered.

Herbert Silverberg v. W. Bennett Collett, W. Bennett Collett, Jr., George Galloway, Jr., Freedom Holding, Inc. Silvermark, LLC and Florida Gaming Corporation (Nominal Defendant); Delaware Court of Chancery Case #:  8292-VCN

On February 8, 2013, Silverberg, a shareholder of Florida Gaming Corp. (“Corp.”), filed suit alleging W. Bennett Collett, W. Bennett Collett, Jr., and George Galloway, Jr., as directors of Corp., breached their fiduciary duties with respect to entering into a Stock Purchase Agreement with Silvermark, LLC and wasted corporate assets.  The suit also alleged Silvermark, LLC aided and abetted these breaches.  The suit also alleges Corp. failed to hold an annual meeting.  The Defendants have responded to the suit and denied all allegations of wrongdoing and intend to vigorously defend the suit.

Other Suits:

The Company is a defendant in certain other suits which are deemed to be routine litigation in the ordinary course of business. The Company believes that the ultimate resolution of the suits will not have a material adverse impact on the Company's financial position or its results of operations.

(11) NOTES PAYABLE AND LONG TERM DEBT

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

At September 30, 2013, the Company was in default of the Credit Agreement due to the violation of certain covenants. Events of default unless waived by the lenders may allow the lenders to terminate the lenders commitments and thereupon the commitments shall terminate immediately and declare the loans then outstanding to be due and payable in whole (or in part in which case any principal not so declared to be due and payable may thereafter be declared to be due and payable), and thereupon the principal of the loans so declared to be due and payable, together with accrued interest thereon and all fees and other obligations accrued hereunder and under the other loan documents, shall become due and payable immediately, without presentment, demand, protest or other notice of any kind, all of which were waived by the Company; and in case of any event with respect to the Company, the commitments shall automatically terminate and the principal of the loans then outstanding, together with accrued interest thereon and all fees and other obligations accrued hereunder and under the loan documents, shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of waived by the Company.  All the debt associated with the Credit Agreement ($85,984,214) is classified as a current liability in the accompanying September 30, 2013 balance sheet,  and $84,924,921 was classified as current on the December 31, 2012 balance sheet.

For complete details on the Credit Agreement refer to the Form 8-K filed April 27, 2011.

CIB Bank/Freedom/Holding Note

On November 1, 2008, Centers, a wholly-owned subsidiary of the Company, borrowed $1,322,573 from Holding, which was evidenced by Centers Promissory Note in favor of Holding dated November 1, 2008. Holding is controlled by the Company’s CEO/Chairman and the President maintains ownership in Holding.The Holding note was unsecured, interest was 10.0% per annum, and had an initial maturity date of May 1, 2009. The note was refinanced on May 1, 2009, again on September 1, 2009 and March 1, 2010 with maturity extended until September1, 2010. On September 1, 2010, the Company extended the note until September 1, 2011. (See Related Party Transactions) The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instruments were substantially different than the old debt. The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we determined that the new debt was not a substantially different debt instrument. The Notes were accounted for as debt refinances. The Company incurred no costs to refinance the notes.

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

On June 28, 2012, the Company paid $100,323 to Holding which reduced the Company’s indebtedness to Holding.  Holding used the funds to bring the interest current on an outstanding loan. At September 30, 2013, the Company owed Holding $1,995,288 on the note and $400,000 in dividends, compared to $1,850,162 and $340,000 in dividends at December 31, 2012.

Miami Dade County

On April 6, 2009, the Company completed Phase 1 of its two-phase acquisition of the 10.982 acres of property from the County. Phase 1 included the closing of the purchase of approximately 2.283 acres from the County for   $3,348,429, including a down payment of $334,843 and a County financed note payable of $3,013,586 for 15 years with final payment due April 1, 2024, with a fixed interest rate of 7.25%. The Note is secured by the purchased property pursuant to a mortgage and security agreement between the Company and the County. The Company also received air-rights over N.W. 37th Avenue, a street separating the two properties. At September 30, 2013 the Company owed $2,434,925 compared to $2,582,833 at December 31, 2012.

On June 11, 2011, the Company completed Phase 2 of the approximately 8.7 remaining acres for $13,393,716 that was to close no later than 60 days after the United States Corps of Engineers released the property free and clear of environmental contamination. The Corp of Engineers released the property free and clear of environmental contamination and on June 16, 2011, the Company and the County consummated the final closing on the remaining 8.67 acres of the undeveloped property. At the final closing, the Company made a down payment of $1,339,371, representing 10% of the purchase price of the remaining 8.67 acres, and the County issued a new promissory note for $12,054,344 representing the remaining amount owed by the Company on the 8.67 acres of undeveloped property which were the subject of the Closing. The Note is for 15 years, with an interest rate of 7.25%. The Company deferred payments until March, 2012.  At September 30, 2013 the Company owed $11,390,233, compared to $11,789,096 at December 31, 2012. (See Exhibit 10.20 and 10.21, filed with June 30, 2011 10-Q)

Following the County Board’s vote to close 37th Avenue on July 7, 2011, the Company is required to pay up to   $1,000,000 for remediation of 36th Avenue, of which $570,000 was paid in August, 2011 for the design and   engineering of the 36th Avenue which was a condition precedent to the closure of 37th Avenue. The Company has accrued the remaining $430,000. If within 36 months of this vote the County determines a need to expand 36th Avenue, then the Company will be required to dedicate a 20-foot wide by 812-foot long strip of the Undeveloped Property to accommodate an 80 foot right-of-way (the “Expansion Easement”) which may, at the County’s sole discretion, be constructed in the future. The Company would also be required to pay for such street expansion to the extent of $4,700,000 through incremental draw-downs as described in the Settlement Agreement. On June 16, 2011, the Company granted a right-of-way deed representing the Expansion Easement which will be held in escrow until such time as the County Board votes to expand 36th Avenue.

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

On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Modification Agreement with Solomon O. Howell and James W. Stuckert whereby the Memorandum of Agreement, dated August 14, 2009, for a note in the amount of $1,000,000 was amended to extend the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, at the Company’s option permit interest to be paid-in-kind instead of in cash and subordinate the obligations under the Memorandum of Agreement to those under the Credit Agreement. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 10.2). The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt. The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we determined that the new debt was not a substantially different debt instrument. The Note was accounted for as debt refinance. At September 30, 2013, the Company owed $2,373,406, compared to $1,986,924 at December 31, 2012.

Florida Lemark/Construct Design

On December 9, 2010, the Company executed a $446,000 Promissory Note to Construct Design, Inc. The note was unsecured. The note bears interest at 12% per annum and was due January 31, 2011.

On April 25, 2011 the Company and Florida Lemark/Construct Design entered into an Amendment and   Restatement, Assignment and Assumption Agreement (the “Agreement”) whereby the Promissory Note (“Note”) in the principal amount of $446,000 effective December 9, 2010, has been amended to (i) upon substantial completion of the project in accordance with the construction contract, to increase the outstanding principal of the original note to $1,000,000, (ii) at the Company’s option permit interest to be paid-in-kind instead of in cash and (iii) subordinate the obligations under the Agreement to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt. The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we determined that the new debt was not a substantially different debt instrument. The Note was accounted for as a debt refinance. (For further information please refer to the Form 8-K filed April 27, 2011). On March 11, 2012, 60 days after substantial completion of the project, the outstanding principal of this note was increased to $1,000,000. On April 11, 2012, the Company entered into an Assignment of Amendment and Restatement, Assignment and Assumption Agreement and assigned the Note to Eduardo and Linda Rodriguez.  The Company owed $1,250,140 on this note at September 30, 2013, compared to $1,140,568 at December 31, 2012.

Freedom Financial Corporation Note

In connection with the closing of the Credit Agreement, the Company also entered into a Promissory Note with   Freedom Financial Corporation (“Freedom”) in the amount of $1,905,000 for certain accounts receivable and unpaid consulting services rendered by Freedom to the Company. Under the Promissory Note, (i) the indebtedness is obligations under the Credit Agreement, (ii) interest shall be paid-in-kind instead of in cash and (iii) the outstanding principal shall be due and payable in full on the date that is six (6) months after the maturity date under the Credit Agreement. At September 30, 2013 the Company owed Freedom $2,202,150, compared to $2,105,744 at December 31, 2012. (See Related Party Transactions)

Andrea S Neiman

On April 25, 2011, in connection with the closing of the Credit Agreement, the Company entered into a Modification, Assignment and Assumption Agreement with Andrea S. Neiman and agreed to modify an originate note in the amount of $125,000 to release Centers from the obligations thereunder and accept the Company as the borrower under the note, and extended the maturity date to be at least six (6) months after the maturity date under the Credit Agreement, and at the Company ‘s option permit interest to be paid-in-kind instead of in cash and generally subordinate the obligations under the note to those under the Credit Agreement. The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt. The present value of the remaining cash flows under the terms of the original instrument is less than ten percent, and therefore we determined that the new debt was not a substantially different debt instrument. The Note was accounted for as debt refinance. On September 30, 2013, the company owed $177,705 on this note, compared to $158,956 at December 31, 2012. (For further information please refer to Form 8-K filed April 27, 2011, Exhibit 10.4)

(12) SUMMER JAI-ALAI

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

Under the terms of an Amended and Restated Permit Use Agreement (“APUA”), commencing on October 1, 2010, the Company will conduct at its own risk and benefit the minimum number of live performances required to ensure that the Summer Permit remains eligible to conduct all gaming activities authorized by Florida Law. The Company and the Summer Partnership have entered into a separate lease agreement with the same terms as the APUA, wherein the Company has agreed to lease common area facilities at the Miami fronton required for the conduct of live jai-alai games for $7,500 per performance, capped at 115% of the minimum number of performances required by Florida Statutes. The APUA terminates the earlier of seven years after the Company commences as a slot machine gaming facility, or the 21st anniversary of the commencement date. Additionally, the Summer partners have the option to terminate the lease with 30 days’ notice to the Company. The Company recognized rental income of $401,250 for the nine months ended September 30, 2013, compared to $202,500 of rental income during the nine months ended September 30, 2012.

(13)   REAL ESTATE HELD FOR SALE

The Company’s Tara subsidiary holds six residential lots called Tara Club Estates (collectively, “Tara” or the “Properties”), all of which are situated in Loganville, Walton County, Georgia.  The carrying value of these lots is as follows:

	9/30/2013	12/31/2012

Real estate held for sale
Carrying value of real estate held for sale (six lots)	$260,069	$260,069
Reserve for losses on sale of real estate	(26,069)	(26,069)

	$234,000	$234,000

In accordance with ASC Topic 360-10-05 “Impairment or Disposal of Long-lived Assets” the Company periodically  evaluates and adjusts its reserve for losses on its property held for sale.  Activity in the reserve for September 30, 2013 and at December 31, 2012 was as follows:

	9/30/2013	12/31/2012

Allowance for losses on property held for sale
Balances, January 1	$26,069	$26,069
Provision for losses	-	-
Charges to the reserve	-	-

	$26,069	$26,069

The Company has completed its development activities and will expend no additional resources to further develop its properties.  Accordingly, future expenses incurred related to these properties will be expensed as incurred.

The Company’s real estate development activities comprise a separate segment of its operations.

The Company had no real estate sales during the three or nine months  ended September 30, 2013, and September 30, 2012.

(14)  SALE OF FLORIDA GAMING CENTERS, INC.

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

Pursuant to the SPA, Silvermark would have assumed Centers’ post-closing obligations under a Settlement Agreement with Miami-Dade County, Florida pertaining to a parking lot that is adjacent to Centers’ Miami facility which is subject to notes and mortgages totaling approximately $15 million. Pursuant to the SPA, $7.5 million of the purchase price would have been held in escrow for up to three years to indemnify Silvermark LLC against obligations of the Company after the closing. In connection with the transaction Centers was required to repurchase 35% of Centers equity held by Lenders under Centers’ credit facility. (For more information - See Note 11 – credit agreement)

On June 7, 2013, Centers entered into an Engagement Letter with Jefferies LLC pursuant to which Jefferies was engaged to determine the “Net Company Value” and an “Appraised Value” of Centers in the manner and in accordance with the terms set forth in Section 8 of the Warrant Agreement. (For more information refer to Form 8-K dated April 25, 2011)

Jefferies LLC delivered the valuation report on June 27, 2013. As defined in the warrant agreement, the Jefferies report indicated an Appraised Value and Net Company Value of $76.7 million as of May 31, 2013. These values would result in a warrant repurchase of $26,845,000 as of September 30, 2013. Because the warrant repurchase price exceeded the proceeds the Company expected to receive from the Stock Purchase Agreement, the Company evaluated its options, and filed for bankruptcy protection (See Note 2). The Company  has accrued the additional $22,441,334 in the accompanying financial statements.

The SPA was amended multiple times for purposes of extending the expiration date. The expiration date was extended until 11:59 P.M. E.T. on August 30, 2013 and has since expired.

Although the Company is under no obligation to do so, if the Company assumes the SPA and obtains court approval for such assumption,  and if  Silvermark  is not in default hereunder and is ready, willing, and able to close on the purchase in the Section 363 Sale, and should Centers and/or Company, as applicable, accept a higher or better offer to sell the Shares or the Assets, as applicable, to another purchaser, which sale is approved by the Bankruptcy Court in the Bankruptcy Proceedings, then Silvermark could claim entitlement to receive Two Million and No/100 Dollars ($2,000,000.00) as a break-up fee to reimburse  for the value of its time, costs, and expenses incurred in connection with this transaction (the "Break-Up Fee"). The Break-Up Fee shall be entitled to status as an administrative expense under Bankruptcy Code section 501(b)(1) and shall be secured by a Lien on the deposit of the Alternative Purchaser or the closing proceeds in the event the transaction with the Alternative Purchaser closes. Any sums becoming payable to Silvermark pursuant to this Section 14.17(b)(iii) shall be paid to Silvermark simultaneously with the closing to any such Alternative Purchaser approved in the Bankruptcy Proceedings or, if applicable, when the deposit on such transaction is forfeited. In no event, however, shall any Break Up Fee be payable to Silvermark if no closing occurs with respect to a sale by Centers and/or Company, on the one hand, and the Alternative Purchaser, on the other hand, if the Alternative Purchaser’s deposit related thereto is not forfeited (it being understood and agreed that the Break Up Fee shall only be payable out of either the sale proceeds or deposit and not the debtor’s other assets). (For more information please see Def 14A filed January 31, 2013).

(15)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	9/30/2013	12/31/2012
Accounts payable	$305,554	$4,391,837
Accrued interest	1,052,109	2,878,402
Accrued dividends	114,758	2,132,468
Accrued professional fees	42,000	1,979,031
Accrued gaming taxes	1,626,442	1,808,300
Other payables and accrued expenses	118,001	1,397,056
	$3,258,864	$14,587,094

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
The following table presents the financial assets carried by the Company at fair value as of  September  30, 2013 and December 31, 2012 and by Topic 820 valuation hierarchy (as described above).

Assets and liabilities measured at fair value on a recurring and nonrecurring basis as of  September 30, 2013

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

On October 23, 2013, the United States Bankruptcy Court, Southern District of Florida, authorized Florida Gaming Corp. and Florida Gaming Centers to use cash collateral on a final basis. Pursuant to that authorization, the Companies are permitted to operate in the ordinary course of business during the pendency of their Chapter 11 proceedings. The Debtors have also agreed to commence a Section 363 sale process that would culminate in the sale of the Florida Gaming Centers assets in or about March 2014. Additionally, the Companies agreed to the entry of an order allowing the previously appointed state court receiver, David Jonas, to continue to serve as an excused Receiver pursuant to Section 543(d) of the Bankruptcy Code.

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

The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on a review of the current status of receivables. The Company had no allowance for doubtful accounts for the quarters and nine months ended September 30, 2013 and September 30, 2012.

In connection with losses incurred from natural disasters, insurance proceeds are collected on existing business interruption and property and casualty insurance policies. When losses are sustained in one period and the amounts to be recovered are collected in a subsequent period, management uses estimates to determine the amounts that it believes will be collected. So far the Company’s estimates have proved to be reasonable. The Company evaluates the carrying value of its real estate development and other long-lived assets, annually under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 360, “Plant, Property, and Equipment” and ASC Topic 970 “Real Estate.” Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value. Based on management’s assessment of the carrying values of long-lived assets, no impairment reserve had been deemed necessary as of September 30, 2013.

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

Further expansion of gaming opportunities not related to the pari-mutuel industry could also significantly and adversely affect the Company's business. In particular, the expansion of casino gaming in Miami-Dade and Broward Counties which is near the geographic areas from which the Company attracts or expects to attract a significant number of its customers could have a material adverse effect on the Company's business. The Company expects that it will experience significant competition as the emerging casino industry matures. The Company is now competing with Hialeah Casino Park, which opened August 14, 2013 with approximately 882 slot machines, Calder Casino, a slot facility in Florida adjacent to Calder Race Course, which opened on January 22, 2010 with approximately 1,200 slot machines and Flagler Dog Track reopened in October 2009 as Magic City Casino with 800 Las Vegas-style slot machines.

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

Development of Slot Machines Operations
On January 29, 2008, residents of Miami-Dade County passed a referendum that would allow Miami Jai-Alai, and two other pari-mutuel facilities in Miami-Dade County to install up to 2,000 slot machines. On January 23, 2012, the company opened Casino Miami Jai-Alai in Miami, Florida. Miami Jai-Alai added a 40,000 square foot state of the art casino with approximately 1,058 Class III slot machines, an expanded poker room, electronic blackjack, roulette, dominoes, live shows such as concerts and boxing, a new restaurant and three full-service bars, including one that will feature live music. The facility has approximately 1,500 surface parking spaces.

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

All Florida permit-holders are authorized to engage in Inter-Track Wagering (“ITW”) year-round, subject to certain restrictions, all of which are not discussed herein. ITW is permitted on thoroughbred racing dog racing and jai-alai. Pursuant to the statute and subject to certain restrictions, Florida jai-alai frontons and dog racing tracks may receive broadcasts of dog races or jai-alai games conducted at tracks or frontons located outside of Florida ("out-of-state host facilities"). Among the restrictions applicable to such broadcasts, however, are the following: (1) that the receipt of out-of-state broadcasts by the Florida fronton or dog racing track (the "Florida guest facility") only be permitted during the Florida guest facility's operational meeting, (2) in order for the Florida guest facility to receive such broadcasts, the out-of-state host facility must hold the same type of class of pari-mutuel permit as the Florida guest facility, i.e., horse to horse, jai-alai to jai-alai, etc., (3) the guest facilities may not accept wagers on out-of-state races or games that exceed 20% of the total races or games on which wagers are accepted live. All wagering placed on out-of-state ITW broadcasts is included in the amount taxed pursuant to the Pari-Mutuel Law.

Each of the Frontons, as a guest facility when it participates in ITW, is entitled by statute to a minimum of 7% of the total contributions to the pari-mutuel pool when the ITW broadcast is by a host horse racing facility with the races run in Florida. Each of the Frontons is eligible by statute to receive a minimum of 5% of the total contributions to the pari-mutuel pool when the ITW broadcast is by facilities other than horse racing facilities (greyhound and jai- alai). In addition, each of the Frontons is authorized to receive admissions and program revenue when conducting ITW.

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

1.	Card rooms may operate on any day for a cumulative amount of 18 hours on week days and 24 hours on weekends and holidays;

2.	“Authorized games” means a game or series of games of poker or dominoes; approved by the Division of Pari-Mutuel Wagering;

3.	“Tournament” means a series of games that have more than one betting round involving one or more tables and where the winners or others receive a prize or cash award;

4.	Card room operators may award giveaways, jackpots, and prizes to a player who holds certain combinations of cards specified by the card room operator;

5.	Card rooms may conduct games of poker, with all games approved by the Division of Pari- Mutuel Wagering, State of Florida.

RESULTS OF OPERATIONS — THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2012

During the three months ended September 30, 2013, and September 30, 2012, Casino Miami Jai-Alai reflects three months of casino operation, cardroom operation and two months’ operation of live jai-alai performances at Miami. During the third quarter of 2013 and 2012, Ft. Pierce did not operate live jai-alai. A full schedule of Inter-Track Wagering (“ITW”) was conducted at Ft. Pierce for the third quarter ended September 30, 2013 and September 30, 2012. Miami offers limited ITW product due to blackouts imposed because of its close proximity to other South Florida pari-mutuels. The Miami facility however, broadcasts its jai-alai performances to other gaming facilities in Florida, the rest of the United States, Mexico, Central America and Austria. Ft. Pierce and Miami operated a card room, with the Miami location also offering dominoes in its’ card room.

Casino Revenue
For the three months ended September 30,	2013	2012	Variance	% Variance
Casino	$18,422,405	$15,860,293	$2,562,112	16%
Promotional credits	(2,957,226)	(1,825,377)	1,131,849	62%
	$15,465,178	$14,034,916	$1,430,262	10%
State gaming tax	(5,406,130)	(4,907,864)	498,266	10%
City/county tax	(463,383)	(420,674)	42,709	10%
Net casino revenue	$9,595,665	$8,706,378	$889,287	10%

The Company saw a 10% increase in Net Casino Revenue during the three month period ended September 30, 2013 compared to the three months ended September 30, 2012.  Hialeah opened their new casino on August 14, 2013 which has had an impact on revenue at Casino Miami.    The Company continues to offer special events at the Casino, such as concerts, and boxing matches to draw new patrons.

Pari-Mutuel Revenue
For the three months ended September 30	2013	2012	Variance	% variance
Miami	$571,385	$685,281	$(113,896)	-17%
Ft. Pierce	189,604	193,882	(4,278)	-2%
	$760,989	$879,163	$(118,174)	-13%
Less state pari-mutuel taxes	(76,632)	(99,464)	22,832	-23%
Less simulcast guest commissions	(127,513)	(134,320)	6,807	-5%
Net pari-mutuel	$556,844	$645,379	$(88,535)	-14%

Miami saw a 17% decrease in pari-mutuel revenue for the three months ended September 30, 2013. The Company is offering fewer performances and totally eliminated Saturday performances at Miami. With the opening of the Casino the Company is offering entertainment functions on Saturdays. The Company may add more performance as a guest site at the Miami location in the future. If the Company does add more performances that would enhance ITW in the future.

Ft. Pierce saw a 2% decrease in pari-mutuel revenue. Ft. Pierce did not offer live jai-alai during the quarters ended September 30, 2013 and September 30, 2012.

Cardroom Revenue
For the three months ended September 30,	2013	2012	Variance	% Variance
Miami	$992,638	$1,180,841	$(188,203)	-16%
Ft.Pierce	662,229	563,010	99,219	18%
	$1,654,867	$1,743,851	$(88,984)	-5%
State gaming tax	(180,349)	(190,012)	9,663	-5%
Net cardroom revenue	$1,474,518	$1,553,839	$(79,321)	-5%

Miami’s cardroom saw a 16% decrease this quarter. Hialeah, which is located 4 miles from Miami, opened their new Casino on August 14, 2013. Their opening has had an impact on Miami’s revenue. Ft. Pierce saw an 18% increase due to evolving promotions and a cross property jackpot structure in the cardroom.

Food, Beverage and Other Revenue
For the three months ended September 30,	2013	2012	Variance	% Variance
Miami	$510,838	$518,520	$(7,682)	-1%
Ft. Pierce	97,204	84,650	12,554	15%
	$608,042	$603,170	$4,872	1%

Food, beverage and other income consists of the concession stands, bars, entertainment revenues, lottery commission, ATM commissions and misc. Hialeah opened on Auguat 14, 2013, and their opening has had an impact on Miami’s revenue.

Operating Expenses				%
For the three months ended September 30,	2013	2012	Variance	Variance
Casino	$2,138,374	$2,026,566	$111,808	6%
Pari-mutuel	1,294,721	1,049,587	,245,134	23%
Cardroom	912,344	899,115	13,229	1%
Food, beverages, and other	434,890	424,663	10,227	2%
Advertising	662,942	667,811	(4,869)	-1%
Utilities	301,756	294,288	7,468	3%
Pre-Opening Expenses	114,330	954,862	(840,532)	-88%
General & Administrative	1,745,153	1,544,289	200,864	13%
Depreciation and Amortization	1,227,419	1,392,078	(164,659)	-12%
Other operating expense	2,077,102	1,263,942	813,160	64%
Operating Expenses	$10,909,031	$10,517,201	391,830	4%

Casino Expenses
Included in the casino expense for the third quarter 2013, is the equipment lease of $922,940, licenses and regulatory fees of $562,500, wages and insurance of $161,905 supplemental prize money of $266,100, and contract maintenance of $77,759. This compares to is the equipment lease of $935,628, licenses and regulatory fees of $562,500, wages and insurance of $212,431, and supplemental prize money of $245,393.

Pari-Mutuel
The larger expenses for the three months ended September 30, 2013 were wages and health insurance totaling $893,303, contract maintenance of $150,946, and television camera rental of $47,935.   This compares to the three months ended September 30, 2012, wages of $733,447, contract maintenance of $117,509, and television camera rental of $50,633.

Cardroom
For the three months ended September 30, 2013, wages and insurance totaled $340,378, supplemental prize money of $66,839 and promotional expense of $282,822. This compares to three months ended September 30, 2012 which included wages and insurance of $648,389, supplemental prize money of $69,503, promotional expense of $134,139, and misc expense of $31,013. Wages and insurance were higher during 2012 because the Company had more employees on hourly wages.

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

Pre-Opening
During 2013, the Company incurred $114,330 in pre-opening expenses for the three months ended September 30, 2013 for payment to Bally Technologies regarding a dispute regarding work done before the casino opened. This compares to $954,862 during the three months ended September 30, 2012.

General And Administrative Expenses
Executive salaries did increase in comparing three months ended September 30, 2013 to   September 30, 2012.  Mr. Collett and Mr. Licciardi each received 5% increases in salary in accordance with their employment agreements. Mr. Collett’s salary increased $3,750 per quarter, and Mr. Licciardi’s salary increased $2,812 per quarter. Dr. Galloway is the only paid director at $2,000 a month. Telephone and travel expenses decreased $41,045 for the quarter ended September 30, 2013.  Professional fees for the three months ended September 30, 2013 were $288,605 compared to $451,776 for the quarter ended September 30, 2012.  Property taxes decreased due to the timing of payments and insurance remained the same.  The Company paid $500,000 during the three months ended September 30, 2013 in appraisal fees for the appraisal of Centers.

Depreciation and Amortization
Depreciation for the three months ended September 30, 2013 was $863,518 compared to $1,028,177 for the three months ended September 30, 2012. Depreciation expense on gaming equipment for the three months ended September 30, 2013, was $563,807 compared to $734,643 for the three months ended September 30, 2012. Amortization expense was $363,900 for the three months ended September 30, 2013 and September 30, 2012.

Other Expenses
The Company has seen an increase in Other operating expenses with the opening of the Casino. The Company has added an IT department, a marketing department, additional security and surveillance. A large portion of the expense is for wages and insurance.

Other Income (Expense)
The Company had other expense of $4,406,225 for the three months ended September 30, 2013, compared to other expense of $5,621,047 for the three months ended September 30, 2012. During the three months ended September 30, 2013, the Company had Reorganization Fees of $453,394 relating to the bankruptcy. Most of these charges are one time fees. The Company had pari-mutuel credits of $49,548 for the three months ended September 30, 2013, compared to $70,631 for the same period in 2012. The Company had interest expense of $4,002,714 for the three months ended September 30, 2013, compared to interest expense of $5,692,047 for the three months ended September 30, 2012. The company has interest income of $335 during the three months ended September 30, 2013, compared to $169 for the same period ended September 30, 2012.

Revenue for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012

Casino Revenue				%
For the nine months ended September 30,	2013	2012	Variance	Variance
Casino	$57,740,237	$44,230,393	$13,509,844	31%
Promotional credits	(7,759,584)	(4,735,670)	3,023,914	64%
	$49,980,653	$39,494,723	$10,485,930	27%
State gaming tax	(17,483,752)	(13,748,778)	3,734,974	27%
City/county tax	(1,498,607)	(1,178,467)	320,140	27%
Net casino revenue	$30,998,294	$24,567,478	$6,430,816	26%

The Company saw a 26% increase in Net Casino Revenue during the nine months ended September 30, 2013. The Company has seen an increase in patrons for the nine months ending September 30, 2013, with the additional advertising, and offering special events at the Casino, such as concerts, and boxing matches.

Pari-Mutuel Revenue				%
For the nine months ended September 30,	2013	2012	Variance	Variance
Miami	$2,388,721	$2,816,047	$(427,326)	-15%
Ft. Pierce	813,759	779,396	34,363	4%
	$3,202,480	$3,595,443	$(392,963)	-11%
Less state pari-mutuel taxes	(409,947)	(456,693)	46,746	-10%
Less simulcast guest commissions	(524,133)	(580,248)	56,115	-10%
Net pari-mutuel	$2,268,400	$2,558,502	$(290,102)	-11%

Miami saw a decrease in pari-mutuel revenue for the nine months ended September 30, 2013. The Company is offering fewer performances and totally eliminated Saturday performances at Miami. With the opening of the Casino the Company is offering entertainment functions on Saturdays. The Company may add more performance as a guest site at the Miami location in the future. If the Company does add more performances that would enhance ITW in the future.

Ft. Pierce saw an increase in pari-mutuel revenue with additional advertising.

Cardroom Revenue
For the nine months ended September 30,	2013	2012	Variance	% Variance
Miami	$3,507,516	$3,504,779	$2,737	0%
Ft.Pierce	2,196,640	2,027,651	168,989	5%
	$5,704,156	$5,532,430	$171,726	3%
State gaming tax	(617,877)	(598,144)	(19,733)	3%
Net cardroom revenue	$5,086,279	$4,934,286	$151,993	3%

Ft. Pierce has seen an increase in card room revenue due to evolving promotions and additional advertising.

Food, Beverage and Other Revenue
For the nine months ended September 30,	2013	2012	Variance	% Variance
Miami	$1,534,913	$1,396,985	$137,928	10%
Ft. Pierce	344,640	328,797	15,843	5%
	$1,879,553	$1,725,782	$153,771	9%

Food, beverage and other income consists of the concession stands, bars, entertainment revenues, lottery commission, ATM commissions and misc. revenue. Entertainment revenue was $72,584 for the nine months ended September 30, 2013, compared to $2,258 for the nine months ended September 30, 2012. ATM commissions saw an increase of $138,216 (29%) for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

Operating Expenses

For the nine months ended September 30,	2013	2012	Variance	% Variance

Casino	$6,237,043	$6,488,029	$(250,986)	-4%
Pari-mutuel	3,948,968	3,651,259	297,709	8%
Cardroom	2,646,088	3,049,489	(403,401)	-13%
Food, beverages, and other	1,389,664	1,232,097	157,567	13%
Advertising	1,724,674	1,560,685	163,989	11%
Utilities	782,979	781,620	1,359	0%
Pre-Opening Expense	114,330	2,581,188	(2,466,858)	-96%
General & Administrative	4,766,322	3,694,441	1,071,881	29%
Depreciation and Amortization	3,694,946	3,545,312	149,634	4%
Other operating expense	6,586,220	5,954,613	631,606	4%
Operating Expenses	$31,891,234	$32,538,734	$1,647,500	5%

Casino Expenses
Included in the casino expense for the nine months ended 2013, is the equipment lease of $2,707,182 licenses and regulatory fees of $1,687,500, wages and insurance of $533,837 supplemental prize money of $869,9811, and contract maintenance of $227,700. This compares to the equipment lease of $2,207,532, licenses and regulatory fees of $1,875,000, wages and insurance of $634,714, supplemental prize money of $687,439, and pre-opening expense of $954,862 for the nine months ended September 30, 2012.

Pari-Mutuel
Some of the larger expenses for the nine months ended September 30, 2013 were wages and health insurance totaling $3,095,306, contract maintenance of $400,337, and television camera rental of $179,591. This compares to the nine months ended September 30, 2012, wages of $3,031,942, contract maintenance of $438,629 and television camera rental of $112,342.

Cardroom
For the nine months ended September 30, 2013, wages and insurance totaled $1,160,222, supplemental prize money of $162,014 and promotional expense of $357,736. This compares to nine months ended September 30, 2012 which included wages and insurance of $1,980,718, supplemental prize money of $221,356, and promotional expense of $694,799. Wages and insurance were higher during 2012 because the Company had more employees on hourly wages.

Food, beverage and other
Food, beverage and other consists of the entertainment, concession stands, bars, lottery commission, ATM commissions and misc. revenue. The Company saw an increase of 9% in sales which led to an increase in cost of sales and operating supplies.

Advertising
The company continues to evaluate different areas of advertising. The company currently uses direct marketing mail, billboard placement, ads in the newspaper, ads on television and radio, and agency fees for advertising entertainment events at the new Casino.

Pre-Opening
The Company incurred $114,330 in pre-opening expenses for the nine months ended September 30, 2013, compared to $2,581,188 in pre-opening expenses for the nine months ended September 30, 2012. The Company had a dispute with Bally Technologis regarding work done before the Casino opened and the invoice was paid in 2013. During 2012, the Company chose to hire a firm to staff various employee positions at the Casino the expenses were incurred one time.

General And Administrative Expenses
Executive salaries did increase in comparing nine months ended September 30, 2013 to September 30, 2012.  Mr. Collett (CEO) and Mr. Licciardi (Ex. V.P.)  each received 5% increases in salary in accordance with their employment agreements. For the nine months ended September 30, 2013, the increase for Mr. Collett was $11,250, and the increase for the nine months ended September 30, 2013, was $8,437 for Mr. Licciardi.  Director fees decreased during the nine months ended September 30, 2013 by $12,000 due to the death of William Haddon in 2012. Dr. Galloway is now the only paid director at $2,000 a month. Telephone and travel expenses decreased $78,798 (41%) for the nine month period ended September 30, 2013 compared to the same period in 2012. Professional fees for the nine months ended September 30, 2013, were $879,738, compared to $648,260 for the nine months ended September 30, 2012. MCM Mangement fees amounted to $250,000 for the nine months ended September, 30, 2013, compared to $150,000,000 for the nine months ended September 30, 2012. The Company paid $1,000,000 for the appraisal of Centers during the nine months ended September 30, 2013.

Depreciation and Amortization
Depreciation for the nine months ended September 30, 2013 was $2,603,246 compared to $2,451,916 for the nine months ended September 30, 2012. Depreciation expense on gaming equipment for the nine months ended September 30, 2013, was $1,700,779 compared to $1,570,290  for the nine months ended September 30, 2012. Amortization expense for the nine months ended September 30, 2013 was $1,091,700 compared to $1,093,366 for the nine months ended September 30, 2012.

Other Expenses
The Company has seen an increase in Other operating expenses with the opening of the Casino. The Company has added an IT department, a marketing department, additional security and surveillance. A large portion of the   expense is for wages and insurance.

Other Income (Expense)
The Company had other expense of $34,771,394 for the nine months ended September 30, 2013, compared to other expense of $12,682,492 for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, the Company had Reorganization Fees of $770,575 relating to the bankruptcy. Most of these charges are one time fees. The Company had pari-mutuel credits of $170,659 for the nine months ended September 30, 2013, compared to $277,166 for the same period in 2012. The Company had interest expense of $11,730,899 for the nine months ended September 30, 2013, compared to interest expense of $12,960,332 for the nine months ended September 30, 2012. The company has interest income of $755 during the nine months ended September 30, 2013, compared to $674 for the same period ended September 30, 2012.

Summary of Operations
The Company had net loss of $3,080,187  or ($.79) per common share for the three months ended September 30, 2013, compared to net loss of $4,629,682 or ($1.18) per common share for the quarter ended September 30, 2012. The Company saw income from operations of $1,826,038 during the third quarter 2013, compared to income from operations of $991,565 during the same period in 2012.

The Company had net loss of $26,430,102 or ($6.63) per common share for the nine months ended September 30, 2013, compared to net loss of $11,435,178 or ($2.92) per common share for the nine months ended September 30, 2012. The Company saw income from operations of $9,341,292 during the nine months ended September 30, 2013, compared to income from operations of $1,247,314 during the same period in 2012. The company had warrant expense of $22,441,334 during the nine months ended September 30, 2013 compared to -0- for the nine months ended September 30, 2012 (See Note 6 regarding Credit Agreement Warrants). During the nine months ended September 30, 2012, the Company had $2,581,188 in pre-opening costs. Most of these costs were only incurred one time.

The goal is to achieve greater awareness of the new Casino Miami Jai-Alai on the various entertainment options, such as poker, slots, dominos, boxing, concerts and of course jai-alai.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents at September 30, 2013 was $4,859,302, compared to $37,297,676 during the nine months ended September 30, 2012. The Company is in default of the Credit Agreement, and therefore the $84,924,921 note was moved to current liabilities. On August 9, 2012 the company received an acceleration of demand on the $87 million dollar loan. (See Note 11)

Cash Flows from:	2013	2012
Operating activities	$1,283,971	$(20,028,026)
Investing activities	$(141,410)	$(8,777,563)
Financing activities	$(546,771)	$(3,581,947)

Operating activities

•	The Company saw a $151,300 increase in depreciation compared to the same period in 2012 due to the gaming equipment depreciation, and amortization saw a slight decrease of $1,666.
•
The company decreased payables and accrued expenses during the nine months ended September 30, 2013, by $199,558 compared to an increase of $13,706,150 for the same period in 2012. fter the casino opened a lot of the payables and accrued expenses were paid in 2012. One of the larger payables paid during 2012 was the Company had accrued the $3,550,000 PAC payment which was due ten days from when the casino was complete, and the Company paid the $3,550,000 on February 3, 2012.

•	The Company accrued an additional $22,441,334 for warrants after the Company had an appraisal of Centers.
•	The Company did not make two interest payment due to the lenders of $2,213,352, and the interest payments were added back to the principal.
•	The prepaid expense increase is due to the casino license fee.

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

Supplemental Disclosures

•
The Company also had an increase in property and equipment through  an agreement the Company made with Lemark/Construct Design on April 25, 2011. The Company agreed upon substantial completion of the Casino, which was January, 2012, the original principal balance of the note would be increased from $446,000 to $1,000,000, a $554,000 increase.

•	The majority of the interest the Company paid during the nine months ended September 30, 2013 and September 30, 2012 was to ABC Funding, the Lenders.

On April 25, 2011, the Company entered into a Credit Agreement that provided for an $87,000,000 loan that matures on April 25, 2016. The loan is currently in default, and the entire principal balance is current, $85,984,214  (See Note 9).

The following agreed to extend and subordinate their notes until six months past maturity date of Credit Agreement, which is October 25, 2016. At September 30, 2013, the Company owed the following amounts:

•	Freedom Financial Corp - $2,202,150
•	Freedom Holding - $1,995,288
•	Neiman- $177,705
•	Stuckert/Howell- $2,373,406
•	Florida Lemark - $1,250,140

The Company reviewed ASC 470-50-40 and used its guidance to determine if the new debt instrument was substantially different than the old debt. The Company determined that the new debt was not different and all the notes extended were accounted for as debt refinances.

The Company leases totalizator equipment from Sportech, a number of slot machines from Bally’s that are not available for purchase, copiers, golf carts, copiers, telephone system and other equipment Total equipment rental under operating leases for the nine months ended September 30, 2013 totaled $2,759,018, compared to $2,332,780 for the nine months ended September 30, 2012. The Company leases a number of slot machines that are not available for purchase.

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

Not required for smaller reporting companies

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 — Defaults upon Senior Securities

The Company is in default of the Credit Agreement (See Note 11)

As of September 30, 2013, the Company has accrued but not paid dividends on their four classes of Preferred Stock:

The Company owes the following amounts on their Preferred Stock:

Preferred A:	$118,997
Preferred AA:	$1,837,500
Preferred B:	$66,040
Preferred F:	$541,703

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

40

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

41

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
101
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (b) our Consolidated Statements of Operations for the Three and Nine months ended September 30, 2013 and 2012, (c) our Consolidated Statements of Cash Flows for the Nine months ended September 30, 2013 and 2012 and (d) the Notes to such Consolidated Financial Statements.

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

On June 7, 2013, Centers entered into an Engagement Letter with Jefferies LLC to determine the Appraised Value of Centers

On July 31, 2013, Silvermark has extended their contract until August 30, 2013.

On August 19, 2013, Florida Gaming Corporation and its wholly-owned subsidiary, Florida Gaming Centers, Inc. each filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Florida seeking relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code

On August 30, 2013, the Bankruptcy Court entered an Interim Order designed to assist the Company in preserving its net operating losses .

42

On October 23, 2013, the Bankruptcy Court authorized Florida Gaming Corp. and Florida Gaming Centers to use cash collateral on a final basis. The Debtors have also agreed to commence a Section 363 sale process that would culminate in the sale of the Florida Gaming Centers assets in or about March 2014.

FLORIDA GAMING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA GAMING CORPORATION
(Registrant)

Date: November 19, 2013	By:	/s/ W. B. Collett, Jr.
W.B. Collett, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: November 19, 2013	By:	/s/ Kimberly Tharp
Kimberly Tharp
Chief Financial Officer
(principal financial officer) (principal accounting officer)

43